Form 10-Q
period 2005-06-30
Consolidated Communications Holdings, Inc.
filed 2005-08-31
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                                          to
Commission File Number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0636095 (I.R.S. Employer Identification No.)
121 South 17th Street
Mattoon, Illinois 61938-3987
(Address of principal executive offices)
Registrant’s telephone number, including area code: (217) 235-3311
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Applicable Only to Corporate Issuers
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 29, 2005 was 29,687,510.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Homebase Acquisition, LLC
doing business as
Consolidated Communications
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$78,264	$72,538	$158,036	$106,605
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	24,353	22,401	48,770	34,775
Selling, general and administrative expenses	16,902	22,441	43,098	33,030
Depreciation and amortization	17,114	15,176	33,932	20,542

Income from operations	19,895	12,520	32,236	18,258
Other income (expense):
Interest income	278	140	531	172
Interest expense	(11,835)	(13,963)	(23,529)	(16,792)
Partnership income	375	352	705	352
Dividend income	149	539	247	539
Minority interest	(183)	(164)	(348)	(164)
Other, net	2,865	112	2,989	112

Income (loss) before income taxes	11,544	(464)	12,831	2,477
Income tax (benefit) expense	4,385	(357)	4,971	820

Net income (loss)	7,159	(107)	7,860	1,657
Dividends on redeemable preferred shares	(4,498)	(4,019)	(9,121)	(6,293)

Net income (loss) applicable to common shareholders	$2,661	$(4,126)	$(1,261)	$(4,636)

Net income (loss) per common share:
Basic	$0.29	$(0.46)	$(0.14)	$(0.52)

Diluted	$0.27	$(0.46)	$(0.14)	$(0.52)

See accompanying notes

Homebase Acquisition, LLC
doing business as
Consolidated Communications

Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,145	$52,084
Accounts receivable, net of allowance of $2,814 and $2,613, respectively	31,897	33,817
Inventories	3,188	3,529
Deferred income taxes	3,278	3,278
Prepaid expenses and other current assets	11,508	6,179

Total current assets	68,016	98,887
Property, plant and equipment, net	344,834	360,760
Intangibles and other assets:
Investments	43,426	42,884
Goodwill	324,721	318,481
Customer lists, net	142,666	149,805
Tradenames	14,546	14,546
Deferred financing costs and other assets	21,458	20,736

Total assets	$959,667	$1,006,099

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$19,399	$41,079
Accounts payable	10,593	11,176
Advance billings and customer deposits	9,873	11,061
Accrued expenses	27,427	34,251

Total current liabilities	67,292	97,567
Long-term debt less current maturities	599,913	588,342
Deferred income taxes	71,530	66,641
Pension and postretirement benefit obligations	57,191	61,361
Other liabilities	3,171	3,223

Total liabilities	799,097	817,134

Minority interests	2,639	2,291

Redeemable preferred shares:
Class A, redeemable preferred shares, $1 par value, 182,000 shares authorized, 176,034 and 182,000 issued and outstanding, respectively; liquidation preference of $177,090 and $205,469, respectively	177,090	205,469
Common members’ deficit:
Common shares, no par value, 10,000,000 shares, authorized, 9,995,000 and 10,000,000 issued and outstanding, respectively	—	—
Paid in capital	46	58
Accumulated deficit	(20,372)	(19,111)
Accumulated other comprehensive income	1,167	258

Total common members’ deficit	(19,159)	(18,795)

Total liabilities and members’ deficit	$959,667	$1,006,099

See accompanying notes

Homebase Acquisition, LLC
doing business as
Consolidated Communications
Condensed Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$7,860	$1,657
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,932	20,542
Provision for bad debt losses	2,525	1,820
Deferred income tax	4,889	567
Pension curtailment gain	(7,880)	—
Partnership income	(705)	(352)
Minority interest in net income of subsidiary	348	164
Amortization of deferred financing costs	1,457	4,758
Changes in operating assets and liabilities:
Accounts receivable	(605)	3,059
Inventories	341	597
Other assets	(5,848)	(4,911)
Accounts payable	(583)	6,922
Accrued expenses and other liabilities	(6,464)	3,056

Net cash provided by operating activities	29,267	37,879

INVESTING ACTIVITIES
Capital expenditures	(14,830)	(9,775)
Acquisition, net of cash acquired	—	(524,090)

Net cash used in investing activities	(14,830)	(533,865)

FINANCING ACTIVITIES
Capital contributions from investors	—	89,058
Proceeds from long-term obligations	—	637,000
Payments made on long-term obligations	(10,109)	(180,643)
Payment of deferred financing costs	(755)	(18,956)
Purchase of treasury shares	(12)	—
Distribution to preferred shareholders	(37,500)	—

Net cash provided by (used in) financing activities	(48,376)	526,459

Net increase (decrease) in cash and cash equivalents	(33,939)	30,473
Cash and cash equivalents at beginning of period	52,084	10,142

Cash and cash equivalents at end of period	$18,145	$40,615

See accompanying notes

Homebase Acquisition, LLC
doing business as
Consolidated Communications
Condensed Consolidated Statements of Changes in Common Members’ Deficit
Six Months Ended June 30, 2005
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Common Shares			Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total
Balance, January 1, 2005	10,000,000	$—	$58	$(19,111)	$258	$(18,795)
Net income	—	—	—	7,860	—	7,860
Dividends on redeemable preferred shares	—	—	—	(9,121)	—	(9,121)
Purchase and retirement of treasury shares	(5,000)	—	(12)	—	—	(12)
Change in fair value of cash flow hedges, net of tax	—	—	—	—	909	909

Balance, June 30, 2005	9,995,000	$—	$46	$(20,372)	$1,167	$(19,159)

See accompanying notes

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2005 and 2004
(Dollars in thousand, except share and per share amounts)
     1. Description of Business
     Homebase Acquisition, LLC, a Delaware limited liability company (“Homebase” or the “Company”), was formed on June 26, 2002, and commenced operations in Illinois on December 31, 2002, with its acquisition of Illinois Consolidated Telephone Company and the related businesses (collectively, “ICTC”) and in Texas on April 14, 2004 with its acquisition of TXU Communications Ventures Company (“TXUCV”). Homebase is a holding company with no income from operations or assets except for the capital stock of Consolidated Communications Illinois Holdings, Inc. (“Illinois Holdings”) and Consolidated Communications Texas Holdings, Inc. (“Texas Holdings”). Homebase and its wholly owned subsidiaries operate under the name Consolidated Communications.
     Illinois Holdings is a holding company with no income from operations or assets except for the capital stock of Consolidated Communications, Inc. (“CCI”). Illinois Holdings operates its business through, and receives all of its income from, CCI and its subsidiaries (“CCI Illinois”). CCI Illinois was formed for the sole purpose of acquiring ICTC. Texas Holdings is a holding company with no income from operations or assets except for the capital stock of Consolidated Communications Acquisition Texas, Inc. (“Texas Acquisition”). Texas Holdings and Texas Acquisition were formed for the sole purpose of acquiring TXUCV, which was subsequently renamed Consolidated Communications Ventures Company (“CCV”). Texas Holdings operates its business through, and receives all of its income from, CCV and its subsidiaries (“CCI Texas”).
     The Company provides local telephone, long-distance and network access services, and data and Internet products to both residential and business customers. The Company also provides operator services, telecommunications services to state prison facilities, telecommunications equipment sales and maintenance, inbound/outbound telemarketing and fulfillment services, and paging services.
     See Note 15 (Subsequent Events).
     2. Presentation of Interim Financial Statements
     These unaudited interim condensed consolidated financial statements include the accounts of Homebase and its wholly-owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. These interim statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) guidelines and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004, which were included in our registration statement on Form S-1 (File No. 333-121086) previously filed with the SEC.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     3. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair market value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company expects the adoption of SFAS 123R will not have a material adverse effect on the financial condition of the Company; however, it will result in potentially material non-cash compensation expense to be recognized in the results of operations of the Company. See Note 15 (Subsequent Events).
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the three months ended September 30, 2005. The Company does not expect the adoption of SFAS 153 will have a material adverse effect on the financial condition or results of operations of the Company.
     4. Acquisition
     On April 14, 2004, Homebase, through its wholly owned subsidiary Texas Acquisition, acquired all of the capital stock of TXUCV from Pinnacle One Partners L.P. (“Pinnacle One”). By acquiring all of the capital stock of TXUCV, Homebase acquired substantially all of the telecommunications assets of TXU Corp., including two rural local exchange carriers (“RLECs”), that together serve markets in Conroe, Katy and Lufkin, Texas, a directory publishing business, a transport services business that provides connectivity within Texas and minority interests in cellular partnerships.
     In connection with the closing of the TXUCV acquisition, the Company, through its wholly owned subsidiaries, issued $200,000 in aggregate principal amount of 9 3/4% Senior Notes due 2012, entered into a new $437,000 bank credit facility, repaid its existing credit facility and entered into certain related transactions. The indenture governing the notes and the new credit facility contain covenants, events of default and other provisions.
     The Company accounted for the TXUCV acquisition using the purchase method of accounting. Accordingly, the financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired based on their respective fair values. The purchase price, including acquisition costs and net of $9,897 of cash acquired, was allocated to assets acquired and liabilities assumed as follows:

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Current assets	$27,478
Property, plant and equipment	264,576
Customer list	108,200
Goodwill	235,032
Other assets	43,291
Liabilities assumed	(154,487)

Net purchase price	$524,090

     The aggregate purchase price was derived from a competitive bidding process and negotiations and was influenced by the Company’s assessment of the value of the overall TXUCV business. The significant goodwill value reflects the Company’s view that the TXUCV business can generate strong cash flow and sales and earnings following the acquisition. In accordance with SFAS 142, the $235,032 in goodwill recorded as part of the TXUCV acquisition will not be amortized and will be tested for impairment at least annually. The customer list will be amortized over its estimated useful life of thirteen years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.
     The Company’s consolidated financial statements include the results of operations for the TXUCV acquisition since the April 14, 2004, acquisition date. Unaudited pro forma results of operations data for the three and six months ended June 30, 2004 as if the acquisition had occurred as of January 1, 2004 are as follows:

	Three months	Six months
	ended	ended
	June 30, 2004	June 30, 2004
Total revenues	$81,027	$160,460

Income from operations	$9,359	$20,810

Pro forma net income (loss)	$(1,886)	$(789)

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     5. Goodwill and Customer Lists
     The following table summarizes the change in the carrying amount of goodwill by segment from December 31, 2004 through June 30, 2005:

	Telphone	Other
	Operations	Operations	Total
Balance at December 31, 2004	$309,527	$8,954	$318,481
Finalization of TXUCV purchase accounting	6,240	—	6,240

Balance at June 30, 2005	$315,767	$8,954	$324,721

     The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	June 30,	December 31,
	2005	2004
Gross carrying amount	$167,633	$167,633
Less: accumulated amortization	(24,967)	(17,828)

Net carrying amount	$142,666	$149,805

     The aggregate amortization expense associated with customer lists was $3,570 and $2,950 for the three months ended June 30, 2005 and 2004, respectively and was $7,139 and $4,702 for the six months ended June 30, 2005 and 2004, respectively. Customer lists are being amortized using a weighted average life of 11.7 years.
     6. Pension Costs and Other Postretirement Benefits
     The Company has several defined benefit pension plans covering substantially all of its hourly employees and certain salaried employees, primarily those located in Texas. The plans provide retirement benefits based on years of service and earnings. The pension plans are generally noncontributory. The Company’s funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
     The Company currently provides other postretirement benefits (“Other Benefits”) consisting of health care and life insurance benefits for certain groups of retired employees. Retirees share in the cost of health care benefits. Retiree contributions for health care benefits are adjusted periodically based upon either collective bargaining agreements for former hourly employees and as total costs of the program change for former salaried employees. The Company’s funding policy for retiree health benefits is generally to pay covered expenses as they are incurred. Postretirement life insurance benefits are fully insured.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     The following tables present the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Three months ended June 30,
Service cost	$843	$949	$208	$322
Interest cost	2,530	2,010	384	544
Expected return on plan assets	(2,715)	(2,222)	3	1
Curtailment Gain	—	—	(7,880)	—
Other, net	(53)	(1)	(172)	—

Net periodic benefit cost	$605	$736	$(7,457)	$867

Six months ended June 30,
Service cost	$2,076	$1,068	$551	$334
Interest cost	5,145	2,417	892	576
Expected return on plan assets	(5,603)	(2,716)	—	—
Curtailment Gain	—	—	(7,880)	—
Other, net	26	(1)	(146)	—

Net periodic benefit cost	$1,644	$768	$(6,583)	$910

     Effective as of April 30, 2005, the Board of Directors of the Company authorized amendments to several of the benefit plans sponsored by the Company. The Consolidated Communications Texas Retirement Plan was amended to freeze benefit accruals for all participants other than union participants and grandfathered participants. The rate of accrual for grandfathered participants in this plan was reduced. A grandfathered participant is defined as a participant age 50 or older with 20 or more years of service as of April 30, 2005. The Consolidated Communications Texas Retiree Medical and Life Plan was amended to freeze the Company subsidy for premium coverage as of April 30, 2005 for all existing retiree participants. This plan was also amended to limit future coverage to a select group of future retires who attain at least age 55 and 15 years of service, but with no Company subsidy. The amendments to the Retiree Medical and Life Plan resulted in a $7,880 curtailment gain that was included in general and administrative expenses during the quarter ended June 30, 2005.
     For the six months ended June 30, 2005, $807 in pension contributions and $851 in other postretirement contributions have been made by the Company. The Company expects to contribute $4,543 to its pension plans and $969 to its other postretirement plans during the remainder of calendar year 2005.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     7. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan A	108,250	115,333
Term loan C	311,062	312,900
Senior notes	200,000	200,000
Capital leases	—	1,188

	619,312	629,421
Less: current portion	(19,399)	(41,079)

	$599,913	$588,342

See Note 15 (Subsequent Events).
     8. Derivative Instruments
     The Company entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2005, the Company had interest rate swap agreements covering $213,431 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 2.99% to 3.35%. The swap agreements expire on December 31, 2006, May 19, 2007, and December 31, 2007. The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to an asset of $2,491 and $1,060 at June 30, 2005 and December 31, 2004, respectively. The fair value is included in other assets. The Company recognized a net loss of zero in interest expense during the three months ended June 30, 2005 and 2004, respectively, related to its derivative instruments and recognized a net loss of $50 and zero in interest expense during the six months ended June 30, 2005 and 2004, respectively. The after tax change in the market value of derivative instruments is recorded in other comprehensive income. The Company recognized comprehensive (loss) / income of ($777) and $1,288 during the three months ended June 30, 2005 and 2004, respectively and comprehensive income of $909 and $1,288 during the six months ended June 30, 2005 and 2004, respectively.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     9. Redeemable Preferred Shares and Member’s Equity
Preferred Shares
     On June 7, 2005, the Company made a $37,500 cash distribution to holders of its redeemable preferred shares.
Common Shares
     During April, 2005, the Company acquired 5,000 common shares at $2.32 per share that were subsequently retired
See Note 15 (Subsequent Events).
     10. Restricted Share Plan
     In August 2003, the Company established the Restricted Share Plan, which provides for the issuance of 1,000,000 common shares to key employees as an incentive to enhance their long-term performance as well as an incentive to join or remain with the Company. In November 2003, the Company granted 975,000 shares of its common stock to certain Company executives. In April 2004, the remaining 25,000 shares of common stock were sold to certain Company executives at $2.32 per share. In April 2005, the Company repurchased 5,000 of these shares at $2.32 per share. The outstanding shares generally vest with the individuals every December 31, beginning December 31 2004 through December 31, 2007. These consolidated financial statements do not include any expense related to these shares. As of June 30, 2005 and December 31, 2004, vested restricted shares totaled 243,750.
     The Restricted Share Plan contains a call provision whereby upon termination of employment, the Company may elect to repurchase the shares held by the former employee. The purchase price is based upon the lesser of fair value or a formula specified in the plan. The existence of the employer call provision for a purchase price that is below fair value results in the plan being accounted for as variable, with compensation expense, if any, determined based upon the formula rather than fair value. At June 30, 2005 and December 31, 2004, the formula resulted in a negative value being ascribed to the common shares. As a result, no stock compensation expense has been recognized in these consolidated financial statements. See Note 15 (Subsequent Events).
     11. Life Insurance Proceeds
     In June 2004, the Company recognized $2.8 million of net proceeds in other income due to the receipt of key man life insurance proceeds relating to the passing of a former TXUCV employee.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     12. Net Income (Loss) per Common Share
     The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net income (loss) applicable to common shareholders	$2,661	$(4,126)	$(1,261)	$(4,636)
Weighted average number of common shares outstanding	9,243,750	9,000,000	9,243,750	9,000,000

Net income (loss) per common share	$0.29	$(0.46)	$(0.14)	$(0.52)

Diluted:
Net income (loss) applicable to common shareholders	$2,661	$(4,126)	$(1,261)	$(4,636)
Weighted average number of common shares outstanding	9,996,319	9,000,000	9,243,750	9,000,000

Net income (loss) per common share	$0.27	$(0.46)	$(0.14)	$(0.52)

     Non-vested shares issued pursuant to the Restricted Share Plan (Note 10) were not considered outstanding for the computation of basic net income (loss) per share. Weighted average non-vested restricted shares totaling 752,569 are included in the computation of diluted net income per share for the three months ended June 30, 2005. The non-vested restricted shares were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     13. Other Comprehensive Income (Loss)
     The following table presents the components of comprehensive income for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$7,159	$(107)	$7,860	$1,657
Other comprehensive income (loss):
Change in fair value of cash flow hedges net of tax	(777)	1,288	909	1,288
Unrealized loss on marketable securities, net of tax	—	(49)	—	(49)

Total comprensive income	$6,382	$1,132	$8,769	$2,896

     14. Business Segments
     The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations”. Telephone Operations consists of local telephone, long-distance and network access services, and data and Internet products provided to both residential and business customers. All other business activities comprise “Other Operations” including operator services products, telecommunications services to state prison facilities, equipment sales and maintenance, inbound/outbound telemarketing and fulfillment services, and paging services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
     The business segment reporting information is as follows:

	Telephone	Other
	Operations	Operations	Total
Three months ended June 30, 2005:
Operating revenues	$68,544	$9,720	$78,264
Cost of services and products	18,170	6,183	24,353

	50,374	3,537	53,911
Operating expenses	14,465	2,437	16,902
Depreciation and amortization	15,832	1,282	17,114

Operating income (loss)	$20,077	$(182)	$19,895

Three months ended June 30, 2004:
Operating revenues	$62,976	$9,562	$72,538
Cost of services and products	16,695	5,706	22,401

	46,281	3,856	50,137
Operating expenses	19,848	2,593	22,441
Depreciation and amortization	13,832	1,344	15,176

Operating income (loss)	$12,601	$(81)	$12,520

Six months ended June 30, 2005:
Operating revenues	$139,563	$18,473	$158,036
Cost of services and products	36,979	11,791	48,770

	102,584	6,682	109,266
Operating expenses	38,090	5,008	43,098
Depreciation and amortization	31,379	2,553	33,932

Operating income (loss)	$33,115	$(879)	$32,236

Six months ended June 30, 2004:
Operating revenues	$85,859	$20,746	$106,605
Cost of services and products	22,335	12,440	34,775

	63,524	8,306	71,830
Operating expenses	27,677	5,353	33,030
Depreciation and amortization	17,854	2,688	20,542

Operating income	$17,993	$265	$18,258

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	Telephone	Other
	Operations	Operations	Total
As of June 30, 2005:
Goodwill	$315,767	$8,954	$324,721

Total assets	$915,006	$44,661	$959,667

As of December 31, 2004:
Goodwill	$309,527	$8,954	$318,481

Total assets	$936,545	$69,554	$1,006,099

     15. Subsequent events
          Initial Public Offering and Related Transactions
          On July 27, 2005, the Company completed the initial public offering of its common stock, $0.01 par value per share (the “IPO”), and related transactions described below. The IPO and the related transactions did not result in any material changes to the nature of the Company’s business or its day-to-day operations.
          Reorganization
          In connection with the IPO, the Company effected a reorganization. In the reorganization:
•	Texas Holdings first merged into Illinois Holdings and then Homebase merged into Illinois Holdings, in each case, with Illinois Holdings being the entity surviving the mergers;

•	As a result of the mergers, Illinois Holdings succeeded to the obligations of Texas Holdings, as co-issuer, under the senior notes and the indenture and to the obligations of Homebase under its guarantee of the senior notes and the credit facilities;

•	Illinois Holdings amended and restated its certificate of incorporation to, among other things, change its name from Consolidated Communications Illinois Holdings, Inc. to Consolidated Communications Holdings, Inc. (“CCHI”);

•	Homebase’s equity investors (Central Illinois Telephone LLC, Providence Equity Partners IV L.P. and its affiliates and Spectrum Equity Investors IV L.P. and its affiliates) received shares of CCHI common stock in exchange for their common and preferred Homebase shares. The number of shares of CCHI common stock the equity investors received in the reorganization was determined based on the relative value of the Homebase common and preferred shares assuming a liquidation of Homebase as part of the reorganization. The aggregate equity value of Homebase was assumed to be equal to CCHI’s aggregate equity value immediately prior to the IPO after giving effect to the reorganization and was based upon an initial public offering price of $13.00 per share. In the reorganization, each preferred share in Homebase was exchanged for a number of shares of CCHI common stock that equaled the liquidation preference of such preferred share at the closing of the

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
IPO. The holders of Homebase common shares received shares of CCHI common stock representing the remaining equity value of CCHI based upon their respective number of Homebase common shares; and

•	The equity investors received specified registration rights relating to shares of CCHI common stock they received in the reorganization..
          IPO
          The IPO consisted of the sale of 6,000,000 shares of common stock newly issued by CCHI and 9,666,666 shares of common stock sold by certain selling stockholders. The shares of common stock were sold at an initial public offering price of $13.00 per share resulting in net proceeds to CCHI of $73,125. CCHI did not receive any proceeds from the sale of common stock by the selling stockholders.
          On July 29, 2005, the underwriters notified CCHI of their intention to fully exercise their option to purchase an additional 2,350,000 shares of CCHI common stock from the selling stockholders at the initial public offering price of $13.00 per share, less the underwriters’ discount. The sale of the over-allotment shares closed on August 2, 2005. CCHI did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.
          As a result of the IPO, members of the public own approximately 60.7% of CCHI’s issued and outstanding shares of common stock, Central Illinois Telephone LLC owns approximately 23.5%, Providence Equity Partners IV L.P. and its affiliates own approximately 12.7% and CCHI management owns approximately 3.1%.
          As a result of the dividend policy that CCHI’s board of directors adopted effective upon the closing of the IPO, CCHI currently intends to pay an initial dividend of $0.4089 per share (representing a pro rata portion of the expected dividend for the first year following the closing of the IPO) on or about November 1, 2005 to stockholders of record as of October 15, 2005 and to continue to pay quarterly dividends at an annual rate of $1.5495 per share for the first year following the closing of the IPO, subject to various restrictions on its ability to do so. CCHI currently expects to pay aggregate dividends of $46.0 million in the year following the closing of the IPO. The cash requirements of the expected dividend policy are in addition to CCHI’s other expected cash needs, both of which are expected to be funded with cash flow from operations. In addition, CCHI currently has the ability to borrow up to $30,000 under its amended and restated revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although it does not intend to borrow under this facility to pay dividends.
          Amended and Restated Credit Facilities
          In connection with the IPO, the borrowers and lenders under the Company’s existing credit facilities amended and restated the credit agreement to enable CCHI to pay dividends on its common stock and to provide aggregate financing of up to $455,000 consisting of:
•	a new term loan D facility of $425,000 available as of July 27, 2005 and maturing on October 14, 2011; and

•	a $30,000 revolving credit facility maturing on April 14, 2010.

HOMEBASE ACQUISITION, LLC
Doing Business as
CONSOLIDATED COMMUNICATIONS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
          Each of CCI and Texas Acquisition is a borrower under the amended and restated credit facilities. The borrowers’ obligations under the amended and restated credit facilities are joint and several. The amended revolving credit facility did not change materially from the previous revolving credit facility and continues to include a subfacility for letters of credit as well as a swingline subfacility. The amended revolving credit facility was undrawn as of July 27, 2005 and remained available for general corporate purposes.
          Derivative Instruments
          On August 22, 2005, the Company executed a $100,000 notional amount of floating to fixed interest rate swap arrangements relating to a portion of its $425,000 term loan facility. The agreements are for six years and become effective September 30, 2005. The additional derivative instruments will cause the interest rate to be fixed on 73% of the Company’s term loan facilities after taking into account the amendment and restatement of the credit facilities.
          Use of Proceeds
          The proceeds from the IPO were used primarily to redeem 32.5%, or $65,000, of the aggregate principal amount of CCHI’s 9 3/4% senior notes due 2012 (including a redemption premium of 9.75% of the principal amount to be redeemed), to pre-fund expected integration and restructuring costs for 2005 relating to the Company’s acquisition of TXUCV in April 2004 and to pay fees and expenses associated with the IPO and the related transactions.
          Restricted Share Plan
          In connection with the IPO, the Company amended and restated its Restricted Share Plan. The vesting schedule of outstanding awards was modified such that an additional 25% of the outstanding restricted shares granted became vested. The amendment and restatement also removed a call provision contained within the original plan. As a result, the accounting treatment will change from a variable plan, for which expense is recognized based on a formula, to a fixed plan for which expense is recognized for the intrinsic value on the date of grant. The amendment and restatement represents a modification to the terms of the equity awards, resulting in a new measurement date and a non-cash compensation expense charge of approximately $6,427 as of July 27, 2005. The $6,427 represents the fair value of the vested shares as of the new measurement date. The measurement date value of remaining unvested shares is also approximately $6,427 and is expected to be recognized as non-cash compensation expense ratably over the remaining three-year vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          We present below Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Homebase Acquisition, LLC (“we”, the “Company” or “Homebase”) on a consolidated basis. The following discussion should be read in conjunction with the Company’s historical financial statements contained elsewhere in this Report. This Report and the following MD&A section is presented for Homebase on a consolidated basis. Except as specifically noted, it reflects our organizational structure prior to our reorganization and initial public offering described below. In addition, we believe that this MD&A section is substantially consistent in all material respects with what we would have presented for CCHI had our initial public offering occurred on or prior to June 30, 2005.
Forward-Looking Statements
          Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I – Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” and Part II – Item 1 – “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	regulatory changes, rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with the integration of TXU Communications Ventures Company (“TXUCV”);

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois and Texas;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry; and

•	liability and compliance costs regarding environmental regulations.
Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
Overview
          We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and in Texas. As of June 30, 2005, we estimate that based on industry sources we were the 15th largest local telephone company in the United States, with 247,258 local access lines and 33,058 digital subscriber lines (“DSL”) in service. Our main sources of revenue are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, carrier access and billing and collection services. In Illinois, we provide additional services such as telephone service to county jails and state prisons, operator and national directory assistance and telemarketing and order fulfillment services and expect to begin publishing telephone directories in the third quarter of 2005. In Texas, we publish telephone directories and offer wholesale transport services on a fiber optic network.
     Pre- and Post-IPO Organizational Structure
          Prior to the reorganization and the initial public offering of our common stock (the “IPO”), Homebase has been owned by Central Illinois Telephone LLC, an entity affiliated with our chairman, Richard A. Lumpkin, Providence Equity Partners IV L.P. and its affiliates and Spectrum Equity Investors IV, L.P. and its affiliates, which are referred to collectively as the equity investors, and management. Homebase has been a holding company with no income from operations or assets except for the capital stock of Consolidated Communications Illinois Holdings, Inc. (“Illinois Holdings”) and Consolidated Communications Texas Holdings, Inc. (“Texas Holdings”). Illinois Holdings is a holding company with no income from operations or assets except for the capital stock of Consolidated Communications, Inc. (“CCI”). Illinois Holdings operates its business through, and receives all of its income from, CCI and its subsidiaries (collectively, “CCI Illinois”). Illinois Holdings was formed for the sole purpose of acquiring Illinois Consolidated Telephone Company and several related businesses from McLeodUSA (collectively, “ICTC”). Texas Holdings is a holding company with no income from operations or assets except for the capital stock of Consolidated Communications Acquisition Texas, Inc. (“Texas Acquisition”). Texas Holdings and Texas Acquisition were formed for the sole purpose of acquiring TXUCV from TXU CORP., which was subsequently, renamed Consolidated Communications Ventures Company (“CCV”). Texas Holdings operates its business through, and receives all of its income from, CCV and its subsidiaries (collectively, “CCI Texas”).
          In connection with the IPO, which closed on July 27, 2005, the equity investors and members of management who owned Homebase common shares entered into a reorganization agreement, which set forth the terms of the reorganization and the certain other rights and obligations of the equity investors in connection with the IPO. In the reorganization, Texas Holdings first merged into Illinois Holdings and then Homebase merged into Illinois Holdings, in each case, with Illinois Holdings being the entity surviving the mergers. In connection with the reorganization, Illinois Holdings amended and restated its certificate of incorporation to, among other things, change its name from Consolidated Communications Illinois Holdings, Inc. to Consolidated Communications Holdings, Inc. (“CCHI”). In addition, each of the holders of Homebase common and preferred shares received a specified number of shares of CCHI common stock in exchange for their Homebase shares.
     Acquisitions
          Homebase began operations in Illinois with the acquisition of ICTC from McLeodUSA on December 31, 2002, and in Texas with the acquisition of TXUCV from TXU Corp. on April 14, 2004 for $524.1 million in cash, net of cash acquired and including transaction costs. As a result of the foregoing, period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the following factors:
•	Revenues and expenses for the three and six months ended June 30, 2004 include the results of CCI Texas only from April 14, 2004, the date of the TXUCV acquisition. For all periods prior to April 14, 2004, our financial results only included CCI Illinois. For all periods subsequent to April 14, 2004, our financial statements include CCI Illinois and CCI Texas on a consolidated basis.

•	In connection with the TXUCV acquisition, we currently expect to incur approximately $14.5 million in operating expenses associated with the integration and restructuring process in 2004 and 2005. As of June 30, 2005, $11.6 million had been spent on integration and restructuring, including $2.4 million and $4.6 million for the three and six months ended June 30, 2005, respectively. These one-time integration and restructuring costs will be in addition to certain ongoing expenses we expect to incur to expand certain administrative functions, such as those related to SEC reporting and compliance, and do not take into account other potential cost savings and expenses of the TXUCV acquisition. We do not expect to incur any significant costs relating to the TXUCV acquisition after 2005.

•	Expenses for the three months ended June 30, 2004 and 2005 and for the six months ended June 30, 2004 and 2005 contain $1.1 million, $1.3 million, $1.6 million and $2.5 million, respectively, in aggregate professional service fees paid to our existing equity investors. In connection with the acquisition of ICTC and then TXUCV, Homebase and certain of its subsidiaries entered into professional service agreements with our equity investors for consulting, advisory and other professional services. These arrangements and the rights of our existing equity investors to earn these fees terminated with the closing of the IPO described above.
     Cash Distribution
          On June 7, 2005, we made a $37.5 million distribution to our equity investors from cash on our balance sheet.
     Effect of Reorganization and Initial Public Offering
          As a general matter, we expect that our becoming a public company will enhance our stature and provide us with new opportunities, such as being able to use our stock to make selected investments and acquisitions. On a day-to-day basis, we do not expect our operations will be affected, either positively or negatively. Over the short-term, we will incur certain additional expenses as well as eliminate certain costs as a result of becoming a public company. Specifically, we expect our future results of operations and liquidity will be affected in the following ways:
•	In connection with the IPO and the related transactions, we incurred (or will incur) the following fees and expenses: (1) approximately $9.5 million in one-time fees and expenses that will be recorded as a reduction to paid in capital; (2) approximately $3.4 million in one-time fees and expenses related to the amendment and restatement of the credit facilities that will be recorded as deferred financing costs and amortized over the life of the term loan D facility; and (3) a premium of $6.3 million in connection with the redemption of the senior notes.

•	We will (1) have a net decrease in cash interest expense of approximately $6.0 million per year due to the partial redemption of senior notes and amendment and restatement of the credit facilities; (2) we will have a net increase in deferred financing costs, due to the write-off of approximately $2.3 million of deferred financing costs relating to the redemption of the senior notes, and the incurrence of approximately $3.4 million of deferred financing costs to amend and restate the existing credit facilities; and (3) as a result of the amendment and restatement of our credit facilities, (a) $18.1 million less in scheduled amortization payments due to the elimination of the requirement to amortize outstanding principal amounts and (b) no longer be required to prepay our term loans with 50% of our excess cash flow, as that term is used in the amended and restated credit facilities.

•	As a public company we expect to incur approximately $1.0 million in incremental, ongoing, selling, general and administrative expenses associated with being a public company with equity securities quoted on the Nasdaq National Market. These expenses include SEC reporting, compliance (SEC and Nasdaq) and related administration expenses, accounting and legal fees, investor relations’ expenses, directors’ fees and director and officer liability insurance premiums, registrar and transfer agent fees, listing fees and other, miscellaneous expenses.

•	Following the IPO we will have $5.0 million less annually in selling, general and administrative expenses. We had previously been obligated to pay these amounts as fees under the two professional services agreements with our equity investors. Upon closing the offering, these service fee agreements automatically terminated.

•	We incurred non-cash compensation expense of $6.4 million on July 27, 2005 as a result of the amendment and restatement of our restricted share plan in connection with the IPO. In the future we expect to incur an additional $6.4 million of non-cash compensation expenses that will be recognized ratably over the remaining three years of vesting under the restricted share plan. We may also incur additional non-cash compensation expenses in connection with any new grants under our 2005 long-term incentive plan, consistent with other public companies.

•	As a result of the dividend policy that our board of directors adopted effective upon the closing of the IPO, we currently intend to pay an initial dividend of $0.4089 per share (representing a pro rata portion of the expected dividend for the first year following the closing of the IPO) on or about November 1, 2005 to stockholders of record as of October 15, 2005 and to continue to pay quarterly dividends at an annual rate of $1.5495 per share for the first year following the consummation of the IPO, subject to various restrictions on our ability to do so. We currently expect to pay aggregate dividends of $46.0 million in the year following the closing of the IPO.
          Although it is our current intention to pay quarterly dividends according to the dividend policy described in the preceding paragraph, stockholders may not receive any dividends as a result of several factors, which are summarized in the prospectus we filed with the SEC on July 25, 2005. We have no history of paying dividends out of our cash flow. Dividends on our common stock will not be cumulative.
          In addition, our dividend policy may limit our ability to pursue growth opportunities, such as to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. Currently, we have no specific plans to make a significant acquisition or to increase capital spending to expand our business materially. However, we will evaluate potential growth opportunities and capital expenditures as they arise and, if our board of directors determines that it is in our best interest to use cash that would otherwise be available for dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purposes, the board would be free to depart from our dividend policy at any time. See “—Liquidity and Capital Resources” for further summary of the effects of the IPO and the related transactions.

     Derivative Instruments
          On August 22, 2005, the Company executed a $100.0 million notional amount of floating to fixed interest rate swap arrangements relating to a portion of its $425.0 million term loan facility. The agreements are for six years and become effective September 30, 2005. The additional derivative instruments will cause the interest rate to be fixed on 73% of the Company’s term loan facilities after taking into account the amendment and restatement of the credit facilities.
Factors Affecting Future Results of Operations
     Revenues
          Telephone Operations and Other Operations. To date, our revenues have been derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas as revealed in the following chart:

	Six months ended June 30,		Three months ended June 30,
	2004	2005	2004	2005
	(Percentage of total revenues)
Telephone Operations	80.50%	88.30%	86.80%	87.60%
Other Operations	19.50%	11.70%	13.20%	12.40%
          Telephone Operations added revenues for the three and six months ended June 30, 2005, primarily because of the inclusion of the results from our Texas Telephone Operations. In 2004, Telephone Operations included revenues from our Texas Telephone Operations only for periods after the April 14, 2004 acquisition of TXUCV. We do not anticipate significant growth in revenues from our current Telephone Operations due to its primarily rural service area, but we do expect relatively consistent cash flow from year-to-year due to stable customer demand, limited competition and a generally supportive regulatory environment.
          Other Operations revenues for the six months ended June 30, 2005 were lower than the same period in 2004 due primarily to losing the telemarketing and fulfillment contract with the Illinois Toll Highway Authority in mid-2004 and reduced revenue from operator services.
          Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. As illustrated in the tables below, we had 247,258 local access lines in service as of June 30, 2005, which is a decrease of 7,950 from the 255,208 local access lines we had on December 31, 2004.
          Recently, many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. Some of our markets have experienced difficult economic and demographic conditions. In addition, we believe we lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service.
          Our Texas Telephone Operations has experienced a decrease in access lines as well. A significant portion of our line loss in Texas in the first six months of 2005 is attributable to the migration of

MCIMetro’s Internet service provider, or ISP, traffic from our primary rate interface, or PRI, facilities and local T-1 facilities to interconnection trunks. As a result of this migration, we experienced a loss of approximately 4,708 lines during the first six months of 2005. Because these lines did not generate long distance, access or subsidy revenue, the revenue loss associated with the migration is expected to be approximately one-fifth what it would have been if we had lost an equivalent number of commercial access lines. In other words, the loss of 4,708 ISP lines has a revenue impact that is comparable to the loss of 861 commercial lines. As of June 30, 2005, the migration of MCIMetro’s ISP traffic in Texas is complete, and we have no remaining MCIMetro ISP lines in Texas. However, we have approximately 672 MCIMetro ISP lines remaining in Illinois. We have no assurance that the remaining ISP lines will not undergo a similar migration. Without the effect of the MCI Metro regrooming, on a year-to-year basis, the company would have experienced modest growth in our business access lines and total connections would have increased by 2,371.
          We have mitigated the decline in local access lines with increased average revenue per customer by focusing on the following:
•	aggressively promoting DSL service;

•	bundling value-adding services, such as DSL with a combination of local service, custom calling features, voicemail and Internet access;

•	maintaining excellent customer service standards, particularly as we introduce new services to existing customers; and

•	keeping a strong local presence in the communities we serve.
          We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance (introduced in Illinois in July 2004 and in Katy, Texas in March 2005), digital video service (introduced in Illinois in January 2005) and promotional offers like discounted second lines. In addition, we intend to continue to integrate best practices across our Illinois and Texas regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.
          Because of our promotional efforts, the number of DSL subscribers we serve grew substantially for the three and six months ended June 30, 2005. The number of DSL subscribers we serve increased by 20.5% to approximately 33,058 lines as of June 30, 2005 from approximately 27,445 lines as of December 31, 2004. Currently over 90% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 13.4% of our local access lines at June 30, 2005.
          We have also been successful in generating revenues in Telephone Operations by bundling combinations of local service, custom calling features, voicemail and Internet access. The number of these bundles, which we refer to as service bundles, increased 9.9 % to approximately 33,300 service bundles at June 30, 2005 from approximately 30,300 service bundles at December 31, 2004.
          Our strategy is to continue to execute the plan we have had for the past two years and to continue to implement the plan in Texas (where we acquired our rural telephone operations in April 2004). However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
          The following sets forth several key metrics as of the end of the periods presented:

CCI            Illinois

	June 30,	December 31,	June 30,
	2004	2004	2005
Local access lines in service

Residential	57,233	55,627	54,396
Business	31,844	31,255	31,170

Total local access lines	89,077	86,882	85,566
DSL subscribers	9,029	10,794	12,815

Total connections	98,106	97,676	98,381

Long distance subscribers	52,141	54,345	55,650
Dial-up subscribers	8,655	7,846	7,111
Service bundles (approximate)	8,000	9,000	9,800
CCI Texas

	June 30,	December 31,	June 30,
	2004	2004	2005
Local access lines in service

Residential	115,286	113,151	111,105
Business	54,807	55,175	50,587

Total local access lines	170,093	168,326	161,692
DSL subscribers	12,130	16,651	20,243

Total connections	182,223	184,977	181,935

Long distance subscribers	85,063	84,332	85,430
Dial-up subscribers	17,349	13,333	10,917
Service bundles (approximate)	14,000	21,300	23,500
Expenses
     Our primary operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization expenses.
  Cost of Services and Products
     Our cost of services includes the following:
•	operating expenses relating to plant costs, including those related to the network and general support costs, central office switching and transmission costs and cable and wire facilities;

•	general plant costs, such as testing, provisioning, network, administration, power and engineering;

•	the cost of transport and termination of long distance and private lines outside our rural telephone companies’ service area.
     We have agreements with McLeodUSA and other carriers to provide long distance transport and termination services. These agreements contain various commitments and expire at various times. We believe we will meet all of our commitments in these agreements and believe we will be able to procure services for future periods. We are currently procuring services for future periods, and at this time, the costs and related terms under which we will purchase long distance transport and termination services have not been determined. We do not expect, however, any material adverse affects from any changes in any new service contract.
  Selling, General and Administrative Expenses
     In general, selling, general and administrative expenses include the following:
•	selling and marketing expenses;

•	expenses associated with customer care;

•	billing and other operating support systems; and

•	corporate expenses, including professional service fees.
     Our Telephone Operations segment incurs selling, marketing and customer care expenses from its customer service centers and commissioned sales representatives. Our customer service centers are the primary sales channels for residential and business customers with one or two phone lines, whereas commissioned sales representatives provide customized proposals to larger business customers. In addition, we use customer retail centers for various communications needs, including new telephone, Internet and paging service purchases in Illinois.
     Each of our Other Operations businesses primarily uses an independent sales and marketing team comprised of dedicated field sales account managers, management teams and service representatives to execute our sales and marketing strategy.
     We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We are in the process of migrating key business processes of CCI Illinois and CCI Texas onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the six months ended June 30, 2005 we spent $4.6 million on integration and restructuring expenses and expect to spend $2.9 million during the remainder of 2005 for these expenses.
  Depreciation and Amortization Expenses
     We recognize depreciation expenses for our regulated telephone plant using rates and lives approved by the Illinois Commerce Commission (“ICC”), in Illinois and the Public Utility Commission (“PUCT”) in Texas. The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures and equipment	3-17
     Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Software and customer relationships are amortized over their useful lives of five and ten years, respectively.

  Segments
     In accordance with the reporting requirement of Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosure about Segments of an Enterprise and Related Information, Homebase has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect the consolidated results of Homebase.
Results of Operations
  Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004
  Revenues
     The following charts summarize, for the periods presented, the revenues and percentage of revenues for Homebase as well as for TXUCV prior to the acquisition.

	Homebase Acquisition, LLC
	Six months ended June 30,				Three months ended June 30
		% of
		Total		% of Total		% of Total		% of Total
	2004	Revenues	2005	Revenues	2004	Revenues	2005	Revenues
	(in millions)
Revenues
Telephone Operations
Local calling services	$29.8	28.0%	$45.0	28.5%	$21.3	29.4%	$22.5	28.7%
Network access services	21.4	20.1%	31.7	20.1%	14.9	20.6%	15.3	19.5%
Subsidies	12.4	11.6%	25.8	16.3%	10.1	13.9%	12.1	15.5%
Long distance services	6.1	5.7%	8.2	5.2%	4.1	5.7%	4.2	5.4%
Data and Internet services	8.2	7.7%	12.8	8.1%	5.6	7.7%	6.3	8.0%
Other services	8.0	7.5%	16.0	10.1%	6.9	9.5%	8.2	10.5%

Total Telephone Operations	85.9	80.6%	139.5	88.3%	62.9	86.8%	68.6	87.6%
Other Operations	20.7	19.4%	18.5	11.7%	9.6	13.2%	9.7	12.4%

Total operating revenues	$106.6	100.0%	$158.0	100.0%	$72.5	100.0%	$78.3	100.0%

	Predecessor to CCI Texas
	January 1 -	% of	April 1 -
	April 13,	Total	April 13,	% of Total
	2004	Revenues	2004	Revenues
	(in millions)
Revenues
Telephone Operations
Local calling services	$16.9	31.4%	$2.4	28.2%
Network access services	10.6	19.7%	1.6	18.8%
Subsidies	11.0	20.4%	2.5	29.4%
Long distance services	3.5	6.5%	0.5	5.9%
Data and Internet services	3.9	7.2%	0.4	4.7%
Other services	8.0	14.8%	1.1	12.9%

Total Telephone Operations	53.9	100.0%	8.5	100.0%
Other Operations	—	0.0%	—	0.0%

Total operating revenues	$53.9	100.0%	$8.5	100.0%

     Our revenues increased by 8.0%, or $5.8 million, to $78.3 million for the three months ended June 30, 2005, from $72.5 during the same period in 2004. In 2004, our revenues only included the revenue from our Texas Telephone Operations for the period from April 14, 2004 through June 30, 2004. Had our Texas Telephone Operations been included for the entire period, we would have had an additional $8.5 million of revenues for the three months ended June 30, 2004, which would have resulted in a $2.7 million decrease in our revenues between 2004 and 2005.
     Our revenues increased by 48.2%, or $51.4 million, to $158.0 million for the six months ended June 30, 2005, from $106.6 during the same period in 2004. Had our Texas Telephone Operations been included for the entire period, we would have had an additional $53.9 million of revenues for the six months ended June 30, 2004, which would have resulted in a $2.5 million decrease in our revenues between 2004 and 2005.
  Telephone Operations Revenues
     Local calling services increased by 5.6%, or $1.2 million, to $22.5 million for the three months ended June 30, 2005 compared to $21.3 million during the same period in 2004. The 2005 period includes revenues derived from our Texas Telephone Operations for the entire period. In 2004, however, our local calling services revenues only included the revenue from our Texas Telephone Operations for the period from April 14, 2004 through June 30, 2004. Had our Texas Telephone Operations been included for the entire period, we would have had an additional $2.4 million of revenues for the three months ended June 30, 2004, which would have resulted in a $1.2 million decrease in our local calling services revenues between 2004 and 2005.
     For the six months ended June 30, 2005, revenue from local calling services increased by 51.0%, or $15.2 million, to $45.0 million compared to $29.8 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $16.9 million of revenues, which would have resulted in a $1.7 million decrease in our local calling services revenues between 2004 and 2005.
     In each period, the decrease is primarily due to a decline in local access lines.
     Network access services increased by 2.7%, or $0.4 million, to $15.3 million for the three months ended June 30, 2005 compared to $14.9 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $1.6 million of revenues, which would have resulted in a $1.2 million decrease in our network access services revenue between 2004 and 2005. In 2004 we recognized $0.6 million of non-recurring interstate access revenues previously reserved during the FCC’s prior two-year monitoring period. The remaining decrease is due primarily to a decrease in minutes of use in our Illinois markets as well as a decline in switched access rates.
     For the six months ended June 30, 2005 revenue from network access services increased by 48.1%, or $10.3 million to $31.7 million compared to $21.4 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $10.6 million of revenues, which would have resulted in a $0.3 million decrease in network access services revenue between 2004 and 2005.
     Both our Illinois and Texas operations are under rate of return regulation for the interstate jurisdiction. The FCC requires us, on a biannual basis, to update our interstate access rates and tariff. These are rates being charged to other carriers for access to our network. Upon filing our tariff during 2004, we reviewed the rates we were charging other carriers, which resulted in the decline in our switched access rates.
     Subsidies revenues increased by 19.8%, or $2.0 million, to $12.1 million for the three months ended June 30, 2005 compared to $10.1 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $2.5 million of revenues, which would have resulted in a $0.5 million decrease in our subsidies revenue between 2004 and 2005. The increase in Illinois subsidies is due to updates to central and outside plant studies. Due to this reclassification, our Illinois rural telephone company received additional subsidy payments in 2005, which were offset by additional subsidy payments recovered for prior years in the second quarter of 2004 by our Texas Telephone Operations.

     For the six months ended June 30, 2005, subsidy revenue increased by 108.1%, or $13.4 million, to $25.8 million from $12.4 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $11.0 million of revenues, which would have resulted in a $2.4 million increase in subsidies revenues between 2004 and 2005. In 2004, our Illinois rural telephone company analyzed its regulated assets and associated expenses and reclassified some of these for purposes of its regulatory filings. Due to this reclassification, our Illinois rural telephone company received additional subsidy payments in 2005 in addition to $1.6 million of subsidy payments recovered for prior years.
     Long distance services revenues increased by 2.4%, or $0.1 million, to $4.2 million for the three months ended June 30, 2005 compared to $4.1 during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $0.5 million of revenues, which would have resulted in a $0.4 million decrease in our long distance services revenues between 2004 and 2005.
     Long distance services revenues for the six months ended June 30, 2005 increased by 34.4%, or $2.1 million, to $8.2 million compared to $6.1 million in the same period of 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.5 million of revenues, which would have resulted in a decrease of $1.4 million in our long distance revenues between 2004 and 2005.
     In each period presented, the decrease was due to the introduction of our unlimited long distance calling plans, which caused a decline in the average rate per minute of use. While these plans are helpful in attracting new customers, they have also led to some extent to a reduction in long distance services revenue as heavy users of our long distance services take advantage of the fixed pricing offered by these service plans.
     Data and Internet revenues increased by 12.5%, or $0.7 million, to $6.3 million for the three months ended June 30, 2005 compared to $5.6 million for the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $0.4 million of revenues, which would have resulted in a $0.3 million increase in our data and Internet revenues between 2004 and 2005.
     For the six months ended June 30, 2005, data and Internet revenues increased by 56.1%, or $4.6 million, to $12.8 million from $8.2 million during the same period in 2004, Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.9 million of revenues, which would have resulted in a $0.7 million increase in our data and Internet revenues between 2004 and 2005.
     In each period presented, the revenue increase is due to increased DSL penetration. The number of DSL lines in service increased from 21,159 at June 30, 2004 to 33,058 as of June 30, 2005. The increase in DSL subscribers is offset by a decrease in the number dial-up Internet subscribers.
     Other Services revenues increased by 18.8%, or $1.3 million, to $8.2 million for the three months ended June 30, 2005 compared to $6.9 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $1.1 million of revenues, which would have resulted in a $0.2 million increase in our other services revenues between 2004 and 2005. The increase is due to increased equipment, inside wiring and maintenance contracts by our Texas Telephone Operations.
     For the six months ended June 30, 2005, revenue from other services increased by 100%, or $8.0 million, to $16.0 million from $8.0 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $8.0 million of revenues, which would have resulted in our other services revenues being flat between 2004 and 2005.

  Other Operations Revenue
     Other Operations revenues increased by 1.0%, or $0.1 million, to $9.7 million for the three months ended June 30, 2005 compared to $9.6 million during the same period in 2004. The non-renewal of a service agreement with the Illinois State Toll Highway Authority resulted in a decline of $0.8 million in telemarketing and fulfillment revenue for the quarter. This revenue decline was offset by increases in telephone system sales and increased revenue from our prison system, which increased its number of sites served and lines in use.
     Revenues for the six months ended June 30, 2005 decreased by 10.6%, or $2.2 million, to $18.5 million compared to $20.7 million during the same period of 2004. Because of the additional sites being served, our prison systems unit generated a revenue increase of $0.2 million for the period. However, our telemarketing and fulfillment unit lost $1.9 million in revenue from the non-renewal of the Illinois State Toll Highway agreement. Decreased customer usage and competitive price adjustments in our operating services unit accounted for the remainder of the loss.
  Operating Expenses
     The following charts summarize, for the periods presented, the operating expenses and percentage of revenues from continuing operations for Homebase as well as for TXUCV prior to the acquisition.

	Homebase Acquisition, LLC
	Six months ended June 30,				Three months ended June 30
		% of Total		% of Total		% of Total		% of Total
	2004	Revenues	2005	Revenues	2004	Revenues	2005	Revenues
	(in millions)
Operating Expenses
Telephone Operations operating expense	$50.0	46.9%	$75.1	47.5%	$36.5	50.3%	$32.7	41.8%
Other Operations operating expense	17.8	16.7%	16.8	10.6%	8.3	11.4%	8.6	11.0%
Depreciation and amortization	20.5	19.2%	33.9	21.5%	15.2	21.0%	17.1	21.8%

Total Operating expense	88.3	82.8%	125.8	79.6%	60.0	82.8%	58.4	74.6%

	Predecessor to CCI Texas
	January 1 -		April 1 -
	April 13,	% of Total	April 13,	% of Total
	2004	Revenues	2004	Revenues
	(in millions)
Operating Expenses
Telephone Operations operating expense	$39.4	73.1%	$11.2	131.8%
Other Operations operating expense	—	—	—	0.0%
Depreciation and amortization	8.1	15.0%	—	0.0%

Total Operating expense	47.5	88.1%	11.2	131.8%

     Homebase operating expenses decreased by 2.7%, or $1.6 million, to $58.4 million for the three months ended June 30, 2005 from $60.0 million during the same period in 2004. Had our Texas Telephone Operations operating expenses been included for the entire period in 2004, we would have had an additional $11.2 million of operating expenses, which would have resulted in a decrease of $12.8 in our operating expenses between 2004 and 2005.
     Homebase operating expenses increased by 42.5% or $37.5 million to $125.8 for the six months ended June 30, 2005 from $88.3 million during the same period in 2004. Had our Texas Telephone Operations operating expenses been included for the entire period in 2004, we would have had an additional $47.5 million of operating expenses, which would have resulted in a decrease of $10.0 million during the period. As discussed below, the majority of the expense reduction is a result of a $7.9 million pension curtailment gain and costs incurred in 2004 relating to the TXUCV acquisition.

  Telephone Operations Operating Expense
     Operating expenses for Telephone Operations decreased by 10.4%, or $3.8 million, to $32.7 million for the three months ending June 30, 2005 compared to $36.5 million during the same period in 2004. Had our Texas Telephone Operations operating expenses been included for the entire period in 2004, we would have had an additional $11.2 million of Telephone Operations operating expenses, which would have resulted in a $15.0 million decrease in our operating expenses between 2004 and 2005. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in a $7.9 million curtailment gain, which was recognized during the quarter ended June 30, 2005. In addition, our Texas Telephone Operations incurred $7.1 million of severance, transaction and other sale related costs in connection with the acquisition in the second quarter of 2004
     For the six months ended June 30, 2005, operating expenses for Telephone Operations increased by 50.2%, or $25.1 million, to $75.1 million compared to $50.0 million during same period in 2004. Had our Texas Telephone Operations operating expenses been included for the entire period in 2004, we would have had an additional $39.4 million of Telephone Operations operating expenses, which would have resulted in a $14.3 million decrease in our operating expenses between 2004 and 2005. As was the case for the three months ended June 30, 2005, the decrease is due to the curtailment of the pension plan in Texas as well as $8.2 million of severance, transaction and other sale related costs in 2004. Offsetting these savings are increased costs being incurred for integration in 2005, which are resulting in increased efficiencies.
  Other Operations Operating Expenses
     Operating expenses for Other Operations increased by 3.6%, or $0.3 million, to $8.6 million for the three months ended June 30, 2005 compared to $8.3 million during same period in 2004. The increase was due to increased cost of sales associated with higher revenues from telephone system and equipment sales.
     Other Operations operating expenses decreased by 5.6%, or $1.0 million, to $16.8 million for the six months ended June 30, 2005 compared to $17.8 million during the same period in 2004. Decreased sales volumes in our telemarketing and operator services units led to decreased selling costs.
  Depreciation and Amortization
     Depreciation and amortization expense increased by 12.5%, or $1.9 million, to $17.1 million for the three months ended June 30, 2005 compared to $15.2 million during the same period in 2004. As a result of purchase accounting adjustments made by CCI Texas because of its purchase by Homebase, the value of most of CCI Texas’ tangible and intangible assets increased, which resulted in higher depreciation and amortization expense.
     For the six months ended June 30, 2005, depreciation and amortization expense increased by 65.4%, or $13.4 million, to $33.9 million compared to $20.5 million during the same period in 2004. Had our Texas Telephone Operations depreciation and amortization expenses been included for the entire period in 2004, we would have had an additional $8.1 million of depreciation and amortization expenses, which would have resulted in a $5.3 million increase in our depreciation and amortization expenses between 2004 and 2005. As explained above, increased values for CCI Texas’ tangible and intangible assets led to the increase.
  Non-Operating Income (Expense
     The following charts summarize, for the periods presented, the operating expenses and percentage of revenues from continuing operations for Homebase as well as for TXUCV prior to the acquisition.

	Homebase Acquisition, LLC
	Six months ended June 30,				Three months ended June 30
		% of Total		% of Total		% of Total		% of Total
	2004	Revenues	2005	Revenues	2004	Revenues	2005	Revenues
	(in millions)
Other income (expense)
Interest expense, net	$(16.6)	-15.6%	$(23.0)	-14.6%	$(13.8)	-19.0%	$(11.5)	-14.7%
Other income, net	0.8	0.8%	3.6	2.3%	0.8	1.1%	3.2	4.1%
Income tax (expense) benefit	(0.8)	-0.8%	(5.0)	-3.2%	0.4	0.6%	(4.4)	-5.6%

Total other income (expense)	(16.6)	-15.6%	(24.4)	-15.4%	(12.6)	-17.4%	(12.7)	-16.2%

	Predecessor to CCI Texas
			April 1 –
	January 1 –	% of Total	April 13,	% of Total
	April 13, 2004	Revenues	2004	Revenues
	(in millions)
Other income (expense)
Interest expense, net	$(3.2)	-5.9%	$(2.1)	-24.7%
Other income, net	1.1	2.0%	0.3	3.5%
Income tax (expense) benefit	2.5	4.6%	0.8	9.4%

Total other income (expense)	0.4	0.7%	(1.0)	-11.8%

  Interest Expense, Net
     Interest expense decreased by 16.7%, or $2.3 million, to $11.5 million for the three months ended June 30, 2005 compared to $13.8 million during the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $2.1 million of interest expense, which would have resulted in a decrease of $4.4 million in our interest expense, net between 2004 and 2005. The decrease is due in part to $4.2 million of deferred financing costs that were written off by CCI Illinois and a prepayment penalty of $1.9 million incurred by CCI Texas upon each entity entering into a new credit facility in connection with the TXUCV acquisition in 2004.
     For the six months ended June 30, 2005, interest expense increased by 38.6%, or $6.4 million, to $23.0 million from $16.6 million during the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.2 million of interest expense, which would have resulted in an increase of $3.2 million in our interest expense, net between 2004 and 2005. The change in interest expense was due to the increased debt we incurred in connection with the TXUCV acquisition, including $200.0 million of 9.75% senior notes due in 2012 and $259.2 million of increased term debt. As described above, the increase in 2005 interest expense is partially offset by the write-off of deferred financing costs and the pre-payment penalty incurred in connection with the acquisition. In the absence of these deferred financing costs in 2004, we would have experienced a larger increase in our interest expense between 2004 and 2005.
  Other Income (Expense)
     Other income and expense increased by $2.4 million to $3.2 million for the three months ended June 30, 2005 compared to $0.8 million for the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $0.3 million of other income, which would have resulted in an increase of $2.1 between 2004 and 2005.
     For the six months ended June 30, 2005, other income and expense increase by $2.8 million to $3.6 million from $0.8 million during the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $1.1 million of other income, which would have resulted in an increase of $1.7 million between 2004 and 2005.

     In each period the increase is primarily due to the recognition of $2.8 million in June 2005 of net proceeds in other income from the receipt of key-man life insurance proceeds relating to the passing of a former TXUCV employee.
  Income Taxes
     Provision for income taxes increased by $4.8 million to a $4.4 million expense for the three months ended June 30, 2005 compared to a benefit of ($0.4) million during the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $0.8 million of income tax expense, which would have resulted in an overall increase of $4.0 million between 2004 and 2005. Our effective tax rate was 38.0% and 76.9% for 2005 and 2004, respectively. The higher rate in 2004 is due to the effect of the mix of earnings and losses between CCI Texas and CCI Illinois.
     For the six months ended June 30, 2005, provision for income taxes increased by $4.2 million to an expense of $5.0 million compared to an expense of $0.8 million for the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $2.5 million of tax benefit, which would have resulted in an overall increase of $6.7 million between 2004 and 2005. Our effective tax rate was 38.7% and 33.1% for 2005 and 2004, respectively.
Liquidity and Capital Resources
   General
     Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of June 30, 2005, we had $619.3 million of debt, exclusive of unused commitments. We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, our liquidity needs arise primarily from: (i) interest and principal payments on our indebtedness; (ii) dividend payments; (iii) capital expenditures, which we expect to be approximately $18.7 million for the remainder of 2005; (iv) taxes; (v) TXUCV integration costs, which we expect will be $2.9 million for the remainder of 2005; (vi) incremental costs associated with being a public company; and (vii) certain other costs. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other cash needs, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
     The following table summarizes Homebase’s short-term liquidity as of June 30, 2005 and December 31, 2004:

	As of
	December 31,
	2004	June 30, 2005
	(in millions)
Short-Term Liquidity
Total current assets	$98.9	$68.0
Total current liabilities	(97.6)	(67.3)

Net working capital	$1.3	$0.7

Cash and cash equivalents	$52.1	$18.1

Availability on revolving credit facility	$30.0	$30.0

     The decrease in current assets and cash on hand between December 31, 2004 and June 30, 2005 is primarily due to the payment of a $37.5 million dividend to our equity investors on June 7, 2005. In connection with the payment of this dividend, the requirement under our existing credit facilities that fifty percent of our excess cash be used to retire debt was waived by the lenders under our credit facility, resulting in $22.6 million of debt being reclassified from current portion to long term. In addition, our accrued liabilities decreased by $6.8 million due to payments made in the first six months of 2005 for franchise tax, property tax and other accrued liabilities outstanding at year-end.
     The following table summarizes Homebase’s sources and uses of cash for the periods presented.

	Six Months Ended June 30,
	2004	2005
	(in millions)
Net Cash Provided (Used):

Operating activities	$37.9	$29.3
Investing activities	(533.9)	(14.8)
Financing Activities	526.5	(48.4)
  Operating Activities
     Net income adjusted for non-cash charges is our primary source of operating cash. Cash provided by operating activities was $29.3 million for the six months ended June 30, 2005. Net income adjusted for non-cash charges generated $42.4 million of operating cash. Partially offsetting the cash generated were changes in certain working capital components, in particular, payments of $6.5 million for liabilities accrued at year-end and an increase in prepaid expenses and other current assets of $5.3 million.
  Investing Activities
     Traditionally, cash used in investing activities has been for either capital expenditures or acquisitions. For the six months ending June 30, 2005, we used $14.8 million for capital expenditures. Typically over 80% of our capital expenditures are for the expansion or upgrade of outside plant facility and switching assets.
     We expect our remaining capital expenditures for 2005 will be approximately $18.7 million, which will be used primarily to maintain and upgrade our physical plant. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending on it beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all.
  Financing Activities
     Payment of a $37.5 million dividend to our preferred shareholders was the major component of our cash used for financing activities, which totaled $48.4 million in the six months ended June 30, 2005. The remaining use of funds from financing activities was for principal payments on long-term debt and the early retirement of our capital lease obligation. No new financing was obtained during the period.
  Debt and Capital Leases
     On the closing of the TXUCV acquisition, Texas Acquisition and CCI severally entered into, and borrowed under, the existing credit facilities, we issued the senior notes and assumed the former TXUCV capital leases. In May of 2005, the capital leases were retired early. The following table summarizes our indebtedness as of June 30, 2005 on an historical basis and on a pro forma basis giving effect to the IPO and the related transactions.

	Balance	Maturity Date	Rate (1)
Indebtedness as of June 30, 2005:
Revolving credit facility	—	April 14, 2010	LIBOR + 2.25%
Term loan A	108,250	April 14, 2010	LIBOR + 2.25%
Term loan C	311,063	October 14, 2011	LIBOR + 2.25%
Senior notes (2)	200,000	April 01, 2012	9.75%

Pro Forma Indebtedness:
Revolving credit facility	—	April 14, 2010	LIBOR + 2.25%
Term loan D	425,000	October 14, 2011	LIBOR + 2.25%
Senior notes (2)	135,000	April 01, 2012	9.75%

(1)	As of June 30, 2005, the 90-day LIBOR rate was 3.52%

(2)	Under terms of the indenture governing the senior notes, the Company was given 300 days to complete an offer to exchange the outstanding senior notes for substantially similar notes that had been registered under the Securities Act of 1933, as amended. Because the exchange offer was delayed pending the IPO and was not completed within this timeframe, the Company incurred additional interest equal to 50 basis points on the aggregate principal amount of the senior notes. The exchange offer closed on August 26, 2005, and additional interest stopped accruing on the senior notes as of this date.
  Existing Credit Facilities and Amended and Restated Credit Facilities
     As of June 30, 2005, we had $419.3 million outstanding under our existing credit facilities. In addition, the existing credit facilities provided for a $30.0 million revolving credit facility, none of which had been borrowed as of June 30, 2005. Borrowings under the existing credit facilities bore interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of June 30, 2005, the applicable margin for interest rates on LIBOR based loans was 2.25%. The applicable margin for alternative base rate loans was 1.25% per year for the revolving credit facility and term loan A facility and 1.75% for the term loan C facility. At June 30, 2005, the weighted average interest rate, including swaps, on our term debt was 5.49% per annum.
     Concurrently with closing the IPO, we entered into the amended and restated credit agreement which provided financing of up to $455.0 million, consisting of:
•	a new term D facility of $425.0 million available as of July 27, 2005 and maturing on October 14, 2011; and

•	a $30.0 million new revolving credit facility maturing on April 14, 2010.
The amended and restated credit facilities bear the same rates of interest as before the amendment and restatement and, unlike the existing credit facilities, will require no amortization of principal before their maturity. However, under certain circumstances, we may be required to make annual mandatory prepayments with a portion of our available cash.
     Upon the closing of the amended and restated credit facilities, we repaid in full the $108.2 million of debt under our term loan A facility and $311.1 million of debt under our term loan C facility and borrowed $425.0 million under the new term loan D facility.

  Senior Notes
     As of June 30, 2005, Illinois Holdings and Texas Holdings had $200.0 million in aggregate principal amount of senior notes outstanding. The notes are senior unsecured obligations. In connection with the reorganization, CCHI succeeded to the obligations of Texas Holdings, as co-issuer, under the senior notes and the indenture and to the obligations of Homebase under its non-recourse guarantee of the senior notes and the credit facilities. In addition, the lenders under the amended and restated credit facilities released CCHI, as successor to Homebase, from that guarantee.
     The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to, incur debt and issue preferred stock, make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock), enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us, create liens, sell or otherwise dispose of assets, including capital stock of subsidiaries, engage in transactions with affiliates, engage in sale and leaseback transactions, engage in business other than telecommunications businesses and consolidate or merge.
     We used proceeds from the IPO to redeem 32.5%, or $65.0 million of the senior notes. The total cost of the redemption, including the redemption premium, was $71.3 million.
  Covenant Compliance
     Our amended and restated credit agreement and the indenture governing our senior notes each allow for, but significantly restrict, our ability to pay dividends. However, the indenture is less restrictive than the amended and restated credit agreement, which restricts dividend payments directly in proportion to the amount of specified financial measures we generate and our compliance with a total net leverage ratio (as defined in our amended and restated credit agreement), among other things.
     Under the amended and restated credit agreement, if the total net leverage ratio, as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception contained in the agreement. We will also be considered in default if our senior secured leverage ratio (as defined in our amended and restated credit facilities), as of the end of any fiscal quarter, is greater than 4.00:1.00 or if our fixed charge coverage ratio does not comply with the agreement. As of June 30, 2005, on a pro forma basis after giving effect to the IPO and the related transactions, we would have been in compliance with our debt covenants. The table below presents our ratios as of June 30, 2005:

Total net leverage ratio	3.94:1.00
Senior secured leverage ratio	3.07:1.00
Fixed charge coverage ratio	3.20:1.00
Capital Requirements
     For the remainder of 2005, we expect that our primary uses of cash and capital will consist of the following:
•	interest payments on our long-term debt, which we expect will be approximately $20.5 million;

•	capital expenditures of approximately $18.7 million for network, central offices and other facilities and information technology for operating support and other systems;

•	approximately $2.9 million of additional costs to integrate and restructure the operations of CCI Illinois and CCI Texas; and

•	approximately $0.5 million of incremental costs associated with being a public company.
Surety Bonds

     In the ordinary course of business, we enter into surety, performance, and similar bonds. As of June 30, 2005, we had approximately $3.0 million of these bonds outstanding.
  Table of Contractual Obligations and Commitments
     As of June 30, 2005, our material contractual obligations and commitments on an historical basis were:

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Long-term debt (a)	$619,312	$9,075	$21,900	$23,150	$26,900	$33,400	$504,887
Operating leases	23,062	2,430	3,896	3,169	2,601	2,571	8,395
Minimum purchase contracts (b)	957	198	396	363	—	—	—
Pension and other post-retirement obligations (c)	51,423	5,512	2,974	5,704	5,939	6,264	25,030

Total contractual cash obligations and commitments	$694,754	$17,215	$29,166	$32,386	$35,440	$42,235	$538,312

  As of June 30, 2005, our material contractual cash obligations and commitments on a pro forma basis for the IPO and the related transactions would have been:

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Long-term debt (d)	$560,000	$—	$—	$—	$—	$—	$560,000
Operating leases	23,062	2,430	3,896	3,169	2,601	2,571	8,395
Minimum purchase contracts	957	198	396	363	—	—	—
Pension and other post-retirement obligations	51,423	5,512	2,974	5,704	5,939	6,264	25,030

Total contractual cash obligations and commitments	$635,442	$8,140	$7,266	$9,236	$8,540	$8,835	$593,425

(a)	This item consists of loans outstanding under our existing credit facilities and our senior notes. Our existing credit facilities consist of a $108.2 million term loan A facility with a maturity of six years, a $311.1 million term loan C facility with a maturity of seven years and six months and a $30.0 million revolving credit facility with a maturity of six years, which was fully available as of June 30, 2005.

(b)	As of June 30, 2005, the minimum purchase contract was a 60-month High-Capacity Term Payment Plan agreement with Southwestern Bell, dated November 25, 2002. The agreement requires CCI Texas to make monthly purchases of at least $33,000 from Southwestern Bell on a take-or-pay basis. The agreement also provides for an early termination charge of 45% of the monthly minimum commitment multiplied by the number of months remaining through the expiration date of November 25, 2007. As of June 30, 2005, the potential early termination charge was approximately $0.4 million.

(c)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through June 30, 2005. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.

(d)	This item consists of loans outstanding under the amended and restated credit facilities and our senior notes. The amended and restated credit facilities consist of a $425.0 million term loan D facility maturing on October 14, 2011 and a $30.0 million revolving credit facility which was fully available but undrawn as of the closing of the IPO on July 27, 2005.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair market value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company expects the adoption of SFAS 123R will not have a material adverse effect on the financial condition of the Company; however, it will result in potentially material non-cash compensation expense to be recognized in the results of operations of the Company.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the three months ended September 30, 2005. The Company does not expect the adoption of SFAS 153 will have a material adverse effect on the financial condition or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and does not assume changes in our capital structure. As of June 30, 2005, approximately 66.8% of our long-term obligations were fixed rate and approximately 33.2% were variable rate obligations not subject to interest rate swap agreements.
     As of June 30, 2005, we had $419.3 million of debt including $205.9 million of variable rate debt not covered by interest rate swap agreements, outstanding under the credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively convert a portion of the variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. As of June 30, 2005, we had interest rate swap agreements covering $213.4 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 2.99% to 3.35% and expiring on December 31, 2006, May 19, 2007 and December 31, 2007. As of June 30, 2005, the fair value of interest rate swap agreements amounted to an asset of $1.5 million net of taxes.
     As of June 30, 2005, we had $200.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $215.0 million based on the overall weighted average interest rate of our fixed rate long-term debt obligations of 9.75% and an overall weighted maturity of 6.75 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in an approximately $8.5 million decrease in the fair market value of our fixed-rate long-term debt. As of June 30, 2005 we had $205.9 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2005 through June 30, 2005, interest expense would have increased by approximately $1.0 million for the period.
     As of June 30, 2005, after giving affect to the IPO and the related transactions, 62.2% of our long-term obligations would have been fixed rate and approximately 37.8% would have been variable rate. We have $425.0 million of debt outstanding under the amended and restated credit facilities, $211.6 million of which is not covered by interest rate swaps. In addition, after giving effect to the redemption, we will have $135.0 million in aggregate principal amount of fixed rate long-term debt outstanding with an estimated fair market value of $145.1 million. A hypothetical 10% increase in interest rates would have resulted in an approximately $5.7 million decrease in the fair market value of our fixed-rate long-term debt. We have $211.6 million of variable rate debt not covered by interest rate swaps. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2005 through June 30, 2005, interest expense would have increased by approximately $1.0 million for the period.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We currently and from time to time, are subject to claims and regulatory proceedings arising in the ordinary course of business. Except as described below, we are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operation or financial condition.
     On March 1, 2005, Michael Hinds filed a claim against us and certain of our equity investors in the U.S. District Court for the Southern District of Texas, Galveston division, asserting various contract and tort claims relating to an alleged oral agreement to provide Mr. Hinds with compensation and investment opportunities in connection with the acquisition of TXUCV. Mr. Hinds is seeking approximately $75.0 million in compensatory damages, punitive damages and reimbursement of his attorneys’ fees and expenses. Although we believe that this suit is without merit and intend to vigorously defend our position, we cannot predict at this time the outcome of this matter. If adversely determined, this lawsuit could have a material adverse effect on our financial condition and results of operations.
Item 6. Exhibits
     See the Exhibit Index following the signature page of this Report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)
Date: August 30, 2005	By:	/S/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2005	By:	/S/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Stock Purchase Agreement, dated January 15, 2004, between Pinnacle One Partners, L.P. and Consolidated Communications Acquisitions Texas Corp. (f/k/a Homebase Acquisition Texas Corp.)

2.2**	Reorganization Agreement, dated July 21, 2005, among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC, and the equity holders named therein

3.1*	Form of Amended and Restated Certificate of Incorporation

3.2*	Form of Amended and Restated Bylaws

4.1*	Specimen Common Stock Certificate

4.2*	Indenture, dated April 14, 2004, by and among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC and Wells Fargo Bank, N.A., as Trustee, with respect to the 9 3/4% Senior Notes due 2012

4.3*	Form of 9 3/4% Senior Notes due 2012

4.4*	Registration Rights Agreement, dated April 14, 2004, among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC and Credit Suisse First Boston LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.

10.1*	Second Amended and Restated Credit Agreement, dated February 23, 2005, among Consolidated Communications Illinois Holdings, Inc., as Parent Guarantor, Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc., as Co-Borrowers, the lenders referred to therein and Citicorp North America, Inc., as Administrative Agent

10.2*	Amendment No. 1, dated April 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, and Waiver under the Existing Credit Agreement among Consolidated Communications Illinois Holdings Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc.

10.3*	Amendment No. 2, dated as of June 3, 2005, to the (i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004 and (ii) the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, as amended on April 22, 2005, among Homebase Acquisition, LLC, Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc.

10.4*	Form of Amended and Restated Pledge Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors named therein and Citicorp North America, Inc., as Collateral Agent

10.5*	Form of Amended and Restated Security Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors name therein and Citicorp North America, Inc., as Collateral Agent

10.6*	Form of Amended and Restated Guarantee Agreement, among Consolidated Communications Holdings, Inc.,

Exhibit No.	Description
Consolidated Communications Acquisition Texas, each subsidiary of each of Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc. signatory thereto and Citicorp North America, Inc., as Administrative Agent

10.7*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Consolidated Market Response, Inc.

10.8*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company

10.9*	Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company

10.10*	Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002

10.11*	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan

10.12*	Form of 2005 Long-term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-121086).

**	Incorporated by reference from the Current Report on Form 8-K filed on August 2, 2005.