Form 10-Q
period 2005-09-30
Consolidated Communications Holdings, Inc.
filed 2005-11-14
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                                         to
Commission File Number 000-51446
CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 7, 2005 was 29,737,510.

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$82,168	$84,405	$240,204	$191,010
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	25,953	23,223	74,723	57,998
Selling, general and administrative expenses	32,419	27,768	75,517	60,798
Depreciation and amortization	16,920	16,942	50,852	37,484

Income from operations	6,876	16,472	39,112	34,730
Other income (expense):
Interest income	361	88	892	260
Interest expense	(20,175)	(11,560)	(43,704)	(28,352)
Partnership income	371	491	1,076	843
Dividend income	942	857	1,189	1,396
Minority interest	(85)	(126)	(433)	(290)
Other, net	215	107	3,204	219

Income (loss) before income taxes	(11,495)	6,329	1,336	8,806
Income tax (benefit) expense	(1,270)	2,842	3,701	3,662

Net income (loss)	(10,225)	3,487	(2,365)	5,144
Dividends on redeemable preferred shares	(1,142)	(4,330)	(10,263)	(10,623)

Net loss applicable to common stockholders	$(11,367)	$(843)	$(12,628)	$(5,479)

Net loss per common share:
Basic and diluted	$(0.49)	$(0.09)	$(0.90)	$(0.61)

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,687	$52,084
Accounts receivable, net of allowance of $3,078 and $2,613, respectively	37,718	33,817
Inventories	3,107	3,529
Deferred income taxes	3,278	3,278
Prepaid expenses and other current assets	11,301	6,179

Total current assets	89,091	98,887
Property, plant and equipment, net	338,417	360,760
Intangibles and other assets:
Investments	43,853	42,884
Goodwill	324,721	318,481
Customer lists, net	139,097	149,805
Tradenames	14,546	14,546
Deferred financing costs and other assets	22,660	20,736

Total assets	$972,385	$1,006,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$41,079
Accounts payable	11,242	11,176
Advance billings and customer deposits	16,460	11,061
Accrued expenses	31,784	34,251

Total current liabilities	59,486	97,567
Long-term debt less current maturities	560,000	588,342
Deferred income taxes	70,724	66,641
Pension and postretirement benefit obligations	53,254	61,361
Other liabilities	2,592	3,223

Total liabilities	746,056	817,134

Minority interests	2,724	2,291

Redeemable preferred shares	—	205,469

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,687,510 and 10,000,000 issued and outstanding, respectively	297	—
Paid in capital	253,025	58
Accumulated deficit	(31,739)	(19,111)
Accumulated other comprehensive income	2,022	258

Total stockholders’ equity (deficit)	223,605	(18,795)

Total liabilities and stockholders’ equity	$972,385	$1,006,099

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(2,365)	$5,144
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	50,852	37,484
Provision for bad debt losses	3,548	3,440
Deferred income tax	4,083	1,994
Pension curtailment gain	(7,880)	—
Partnership income	(1,076)	(2,027)
Non-cash stock compensation	7,244	—
Minority interest in net income of subsidiary	433	290
Amortization of deferred financing costs	4,525	5,029
Changes in operating assets and liabilities:
Accounts receivable	(7,449)	3,658
Inventories	422	560
Other assets	(5,296)	(4,170)
Accounts payable	66	(718)
Accrued expenses and other liabilities	(36)	14,979

Net cash provided by operating activities	47,071	65,663

INVESTING ACTIVITIES
Capital expenditures	(21,596)	(17,272)
Acquisition, net of cash acquired	—	(524,090)

Net cash used in investing activities	(21,596)	(541,362)

FINANCING ACTIVITIES
Proceeds from issuance of stock	67,798	89,058
Proceeds from long-term obligations	5,688	637,000
Payments made on long-term obligations	(75,109)	(186,316)
Payment of deferred financing costs	(4,737)	(18,956)
Purchase of treasury shares	(12)	—
Distribution to preferred shareholders	(37,500)	—

Net cash provided by (used in) financing activities	(43,872)	520,786

Net increase (decrease) in cash and cash equivalents	(18,397)	45,087
Cash and cash equivalents at beginning of period	52,084	10,142

Cash and cash equivalents at end of period	$33,687	$55,229

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2005
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total
Balance, January 1, 2005	10,000,000	$—	$58	$(19,111)	$258	$(18,795)
Net loss	—	—	—	(2,365)	—	(2,365)
Dividends on redeemable preferred shares	—	—	—	(10,263)	—	(10,263)
Reorganization and conversion of redeemable preferred shares to common stock in connection with initial public offering	13,692,510	237	177,997	—	—	178,234
Issuance of common stock	6,000,000	60	67,738	—	—	67,798
Non-cash stock compensation	—	—	7,244	—	—	7,244
Purchase and retirement of treasury shares	(5,000)	—	(12)	—	—	(12)
Change in fair value of cash flow hedges, net of tax	—	—	—	—	1,764	1,764

Balance, September 30, 2005	29,687,510	$297	$253,025	$(31,739)	$2,022	$223,605

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousand, except share and per share amounts)
     1. Description of Business
     Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operates under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. Each of the operating companies has been operating in their local markets for over 100 years. With approximately 245,000 local access lines and approximately 36,000 digital subscriber lines (“DSL”), Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, carrier access, telephone directories and billing and collection services. The Company also provides operator services, telecommunications services to state prison facilities, telecommunications equipment sales and maintenance, inbound/outbound telemarketing and fulfillment services, and paging services.
     2. Initial Public Offering
     On July 27, 2005, the Company completed the initial public offering of its common stock (the “IPO”). The IPO consisted of the sale of 6,000,000 shares of common stock newly issued by the Company and 9,666,666 shares of common stock sold by certain selling stockholders. The shares of common stock were sold at an initial public offering price of $13.00 per share resulting in net proceeds, after deduction of offering costs, to the Company of $67,798. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
     On July 29, 2005, the underwriters notified the Company of their intention to fully exercise their option to purchase an additional 2,350,000 shares of the Company’s common stock from the selling stockholders at the initial public offering price of $13.00 per share, less the underwriters’ discount. The sale of the over-allotment shares closed on August 2, 2005. The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.
     3. Presentation of Interim Financial Statements
     These unaudited interim condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. These interim statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) guidelines and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004, which were included in our registration statement on Form S-1 (File No. 333-121086) previously filed with the SEC. Certain amounts in the prior year financial statements have been reclassified to conform to the 2005 presentation.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
     4. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 Revised, “Share Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning January 1, 2006, with early adoption encouraged. SFAS 123R was adopted by the Company effective July 1, 2005 using the modified-prospective transition method. Under the guidelines of SFAS 123R, the Company recognized non-cash stock compensation expense of $7,244 during the three months ended September 30, 2005. See Note 12 (Restricted Share Plan).
     In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. Issuers that apply SFAS 154 in an interim period should provide the applicable disclosures specified in SFAS 154. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.
     5. Acquisition
     On April 14, 2004, the Company, through its wholly owned subsidiary Consolidated Communications Acquisition Texas, Inc. (“Texas Acquisition”), acquired all of the capital stock of TXU Communications Ventures Company (“TXUCV”) from Pinnacle One Partners L.P. By acquiring all of the capital stock of TXUCV, the Company acquired substantially all of the telecommunications assets of TXU Corp., including two RLECs, that together serve markets in Conroe, Katy and Lufkin, Texas, a directory publishing business, a transport services business that provides connectivity within Texas and minority interests in two cellular partnerships.
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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
     The aggregate purchase price was derived from a competitive bidding process and negotiations and was influenced by the Company’s assessment of the value of the overall TXUCV business. The significant goodwill value reflects the Company’s view that the TXUCV business can generate strong cash flow and sales and earnings following the acquisition. In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, the $235,032 in goodwill recorded as part of the TXUCV acquisition will not be amortized and will be tested for impairment at least annually. The customer list will be amortized over its estimated useful life of thirteen years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.
     The Company’s consolidated financial statements include the results of operations for the TXUCV acquisition since the April 14, 2004, acquisition date. Unaudited pro forma results of operations data for the nine months ended September 30, 2004 as if the acquisition had occurred as of January 1, 2004 are as follows:

Total revenues	$244,865

Income from operations	$37,282

Proforma net income	$2,698

     6. Goodwill and Customer Lists
     The following table summarizes the change in the carrying amount of goodwill by segment from December 31, 2004 through September 30, 2005:

	Telphone	Other
	Operations	Operations	Total
Balance at December 31, 2004	$309,527	$8,954	$318,481
Finalization of TXUCV purchase accounting	6,240	—	6,240

Balance at September 30, 2005	$315,767	$8,954	$324,721

     The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	September 30,	December 31,
	2005	2004
Gross carrying amount	$167,633	$167,633
Less: accumulated amortization	(28,536)	(17,828)

Net carrying amount	$139,097	$149,805

     The aggregate amortization expense associated with customer lists was $3,569 and $3,584 for the three months ended September 30, 2005 and 2004, respectively and was $10,708 and $8,286 for the nine months ended September 30, 2005 and 2004, respectively. Customer lists are being amortized using a weighted average life of 11.7 years.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
     7. Investments
     The Company has a 17.02% ownership of GTE Mobilnet of Texas RSA #17 Limited Partnership (the “Mobilnet RSA Partnership”), which was obtained in connection with the TXUCV acquisition. The principal activity of the Mobilnet RSA Partnership is providing cellular service to a limited rural area in Texas. The Company accounts for this investment on the equity basis. Unaudited summarized financial information for the Mobilnet RSA Partnership was as follows:

For the three months ended September 30, 2005:
Total revenues	$10,537
Income from operations	2,420
Income before income taxes	2,506
Net income	2,506

For the nine months ended September 30, 2005:
Total revenues	$29,520
Income from operations	7,113
Income before income taxes	7,332
Net income	7,332

As of September 30, 2005:
Current assets	$10,685
Non-current assets	25,626
Current liabilities	1,775
Non-current liabilities	—
Partnership equity	34,536
     8. Pension Costs and Other Postretirement Benefits
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
     The following tables present the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004:

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Three months ended September 30,
Service cost	$748	$931	$146	$327
Interest cost	2,517	1,743	334	502
Expected return on plan assets	(2,773)	(1,859)	—	—
Other, net	11	—	(214)	(13)

Net periodic benefit cost	$503	$815	$266	$816

Nine months ended September 30,
Service cost	$2,824	$1,999	$697	$661
Interest cost	7,662	4,160	1,226	1,078
Expected return on plan assets	(8,376)	(4,575)	—	—
Curtailment Gain	—	—	(7,880)	—
Other, net	37	(1)	(360)	(13)

Net periodic benefit cost	$2,147	$1,583	$(6,317)	$1,726

     Effective as of April 30, 2005, the Company’s Board of Directors authorized amendments to several of the Company’s benefit plans. The Consolidated Communications Texas Retirement Plan was amended to freeze benefit accruals for all participants other than union participants and grandfathered participants. The rate of accrual for grandfathered participants in this plan was reduced. A grandfathered participant is defined as a participant age 50 or older with 20 or more years of service as of April 30, 2005. The Consolidated Communications Texas Retiree Medical and Life Plan was amended to freeze the Company subsidy for premium coverage as of April 30, 2005 for all existing retiree participants. This plan was also amended to limit future coverage to a select group of future retires who attain at least age 55 and 15 years of service, but with no Company subsidy. The amendments to the Retiree Medical and Life Plan resulted in a $7,880 curtailment gain that was included in general and administrative expenses during the quarter ended June 30, 2005.
     For the nine months ended September 30, 2005, the Company made $5,267 in pension contributions and $1,288 in other postretirement contributions. The Company does not expect to contribute any additional funds to its pension plans during the remainder of 2005 and expects to contribute $532 to its other postretirement plans during the remainder of 2005.
     9. Long-Term Debt
     In connection with the IPO, the borrowers and lenders under the Company’s existing credit facilities amended and restated the credit agreement to enable the Company to pay dividends on its common stock and to provide aggregate financing of up to $455,000 consisting of:
•	a new term loan D facility of $425,000 available as of July 27, 2005 and maturing on October 14, 2011; and

•	a $30,000 revolving credit facility maturing on April 14, 2010.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
     The amended revolving credit facility did not change materially from the previous revolving credit facility and continues to include a subfacility for letters of credit as well as a swingline subfacility. The amended revolving credit facility was undrawn as of September 30, 2005 and remained available for general corporate purposes.
     Proceeds from the IPO were used primarily to redeem 32.5%, or $65,000, of the aggregate principal amount of the 9.75% senior notes due 2012 (including a redemption premium of 9.75% of the principal amount to be redeemed).
     Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan A	—	115,333
Term loan C	—	312,900
Term loan D	425,000	—
Senior notes	135,000	200,000
Capital leases	—	1,188

	560,000	629,421
Less: current portion	—	(41,079)

	$560,000	$588,342

     10. Derivative Instruments
     The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2005, the Company had interest rate swap agreements covering $260,506 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.03% to 4.57%. The swap agreements expire on December 31, 2006, May 19, 2007, and September 30, 2011. The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to an asset of $3,037 and $1,060 at September 30, 2005 and December 31, 2004, respectively. The fair value is included in other assets. The Company recognized a net loss of $46 and zero in interest expense during the three months ended September 30, 2005 and 2004, respectively, related to its derivative instruments and recognized a net loss of $96 and zero in interest expense during the nine months ended September 30, 2005 and 2004, respectively. The change in the market value of derivative instruments, net of related tax effect, is recorded in other comprehensive income. The Company recognized comprehensive (loss) / income of $855 and ($1,438) during the three months ended September 30, 2005 and 2004, respectively and $1,764 and ($150) during the nine months ended September 30, 2005 and 2004, respectively. See Note 17 (Subsequent Events).

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
     11. Redeemable Preferred Shares
     On June 7, 2005, the Company made a $37,500 cash distribution to holders of its redeemable preferred shares.
     On July 27, 2005, all of the outstanding redeemable preferred shares, with a liquidation preference totaling approximately $178,234, were exchanged for 13,710,318 shares of the Company’s common stock which was computed based upon the initial offering price of $13.00 per common share.
     12. Restricted Share Plan
     In connection with the IPO, the Company amended and restated its Restricted Share Plan. The vesting schedule of outstanding awards was modified such that an additional 25% of the outstanding restricted shares granted became vested. The amendment and restatement also removed a call provision contained within the original plan. As a result, the accounting treatment changed from a liability plan, for which expense was recognized based on a formula, to an equity plan for which expense is recognized based upon fair value at the measurement date under the guidelines of SFAS 123R. The amendment and restatement represented a modification to the terms of the equity awards, resulting in a new measurement date and non-cash compensation expense of $6,391 as of July 27, 2005. The $6,391 represents the fair value of the vested shares as of the new measurement date. The fair value was determined based upon the IPO price of $13.00 per share. An additional $853 was recognized as non-cash compensation expense during the period from July 28, 2005 through September 30, 2005. The measurement date value of remaining unvested shares is expected to be recognized as non-cash compensation expense over the remaining three-year vesting period, less a provision for estimated forfeitures. No expense had been recognized prior to the amendment because the formula calculation was negative.
     The shares granted under the Restricted Share Plan are considered outstanding at the date of grant, as the recipients are entitled to dividends and voting rights. The following table presents the restricted stock activity for the nine months ended September 30, 2005:

Restricted shares outstanding, January 1, 2005	750,000
Shares vested	(241,617)
IPO conversion adjustment	(1,773)
Shares forfeited or retired	(5,000)

Restricted shares outstanding, September 30, 2005	501,610

     13. Life Insurance Proceeds
     In June 2005, the Company recognized $2,800 of net proceeds in other income due to the receipt of key man life insurance proceeds relating to the passing of a former TXUCV employee.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
     14. Net Loss per Common Share
     The following table sets forth the computation of net loss per common share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and diluted:
Net loss applicable to common stockholders	$(11,367)	$(843)	$(12,628)	$(5,479)
Weighted average number of common shares outstanding	23,328,524	9,000,000	13,990,267	9,000,000

Net loss per common share	$(0.49)	$(0.09)	$(0.90)	$(0.61)

     Non-vested shares issued pursuant to the Restricted Share Plan (Note 12) were not considered outstanding for the computation of basic and diluted net loss per share as their effect was anti-dilutive.
     15. Other Comprehensive Income (Loss)
     The following table presents the components of comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(10,225)	$3,487	$(2,365)	$5,144
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax	855	(1,438)	1,764	(150)
Unrealized loss on marketable securities, net of tax	—	—	—	(49)

Total comprehensive income (loss)	$(9,370)	$2,049	$(601)	$4,945

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)
     16. Business Segments
     The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations”. Telephone Operations consists of local telephone, long-distance and network access services, telephone directories and data and Internet products provided to both residential and business customers. All other business activities comprise “Other Operations”, including operator services products, telecommunications services to state prison facilities, equipment sales and maintenance, inbound/outbound telemarketing and fulfillment services, and paging services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.
     The business segment reporting information is as follows:

	Telephone	Other
	Operations	Operations	Total
Three months ended September 30, 2005:
Operating revenues	$72,041	$10,127	$82,168
Cost of services and products	19,465	6,488	25,953

	52,576	3,639	56,215
Operating expenses	29,855	2,564	32,419
Depreciation and amortization	15,630	1,290	16,920

Operating income (loss)	$7,091	$(215)	$6,876

Three months ended September 30, 2004:
Operating revenues	$75,296	$9,109	$84,405
Cost of services and products	17,526	5,697	23,223

	57,770	3,412	61,182
Operating expenses	25,076	2,692	27,768
Depreciation and amortization	15,599	1,343	16,942

Operating income (loss)	$17,095	$(623)	$16,472

Nine months ended September 30, 2005:
Operating revenues	$211,604	$28,600	$240,204
Cost of services and products	56,444	18,279	74,723

	155,160	10,321	165,481
Operating expenses	67,945	7,572	75,517
Depreciation and amortization	47,009	3,843	50,852

Operating income (loss)	$40,206	$(1,094)	$39,112

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share and per share amounts)

	Telephone	Other
	Operations	Operations	Total
Nine months ended September 30, 2004:
Operating revenues	$161,155	$29,855	$191,010
Cost of services and products	39,861	18,137	57,998

	121,294	11,718	133,012
Operating expenses	52,753	8,045	60,798
Depreciation and amortization	33,453	4,031	37,484

Operating income (loss)	$35,088	$(358)	$34,730

As of September 30, 2005:
Goodwill	$315,767	$8,954	$324,721

Total assets	$928,602	$43,783	$972,385

As of December 31, 2004:
Goodwill	$309,527	$8,954	$318,481

Total assets	$936,545	$69,554	$1,006,099

     17. Subsequent Events
          On October 5, 2005, the Company announced that its board of directors declared an initial dividend of $0.4089 per share on the Company’s common stock. The dividend was paid on November 1, 2005 to stockholders of record at the close of business on October 15, 2005.
          On October 13, 2005, the Company made a $2,500 cash payment to Michael F. Hinds (“Hinds”) pursuant to a Settlement Agreement and Mutual Release (the “ Settlement Agreement”) among the Company and certain of its equity investors, (collectively the “Company Parties”) and Ono Albany, Inc. (“Ono Albany”). Without admitting any liability, the Company Parties agreed to settle Hinds’ causes of action against the Company Parties in the United States District Court for the Southern Division of Texas, Galveston Division (the “Litigation”), as well as any claims that Hinds or Ono Albany could have brought against the Company Parties in the Litigation, for a cash payment of $2,500. The Litigation arises out of Hinds’ work as a consultant to the Company Parties in connection with the Company’s acquisition of TXUCV. The Settlement Agreement also includes a complete release of the Company Parties. The Company believed that, although it had meritorious defenses to Hinds’ claims, it was in the Company’s best interests to settle the Litigation given the costs of defending the matter and the diversion of the Company’s management’s personnel. In connection with the Settlement Agreement, the Company incurred total charges of approximately $3,100, including legal fees and expenses. Approximately $400 of the charges were recognized during the first half of 2005 and the remaining $2,700 were recognized during the Company’s third quarter ended September 30, 2005.
          On October 12, 2005, the Company entered into agreements to hedge an additional $100,000 of variable rate debt with swaps that will be effective as of January 3, 2006. Had these swaps been in place on September 30, 88.5% of the Company’s long-term obligations would have been fixed rate and 11.5% would have been variable rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          We present below Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Consolidated Communications Holdings, Inc. (“we”, the “Company” or “CCHI”) on a consolidated basis. The following discussion should be read in conjunction with the Company’s historical financial statements contained elsewhere in this Report.
Forward-Looking Statements
          Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I – Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” and Part II – Item 1 – “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	regulatory changes, rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with the integration of TXUCV;

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois and Texas;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry; and

•	liability and compliance costs regarding environmental regulations.
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
Overview
          We are an established RLEC that provides communications services to residential and business customers in Illinois and in Texas. As of September 30, 2005, we estimate that based on industry sources we were the 15th largest local telephone company in the United States, with 244,902 local access lines and 36,051 DSL subscribers. Our main sources of revenue are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, carrier access, telephone directories and billing and collection services. In Illinois, we provide additional services such as telephone service to county jails and state prisons, operator and national directory assistance and telemarketing and order fulfillment services and we began publishing telephone directories in the third quarter of 2005. In Texas, we also offer wholesale transport services on a fiber optic network.
     Acquisitions
          The Company began operations in Illinois with the acquisition of ICTC from McLeodUSA on December 31, 2002, and in Texas with the acquisition of TXUCV from TXU Corp. on April 14, 2004 for $524.1 million in cash, net of cash acquired and including transaction costs. As a result of the foregoing, period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the following factors:
•	Revenues and expenses for the three and nine months ended September 30, 2004 include the results of CCI Texas only from April 14, 2004, the date of the TXUCV acquisition. For all periods prior to April 14, 2004, our financial results only included CCI Illinois. For all periods subsequent to April 14, 2004, our financial statements include CCI Illinois and CCI Texas on a consolidated basis.

•	In connection with the TXUCV acquisition, we currently expect to incur approximately $14.5 million in operating expenses associated with the integration and restructuring process in 2004 and 2005. As of September 30, 2005, $12.4 million had been spent on integration and restructuring, including $0.8 million and $5.4 million for the three and nine months ended September 30, 2005, respectively. These one-time integration and restructuring costs will be in addition to certain ongoing expenses we expect to incur to expand certain administrative functions, such as those related to SEC reporting and compliance, and do not take into account other potential cost savings and expenses of the TXUCV acquisition.

•	Expenses for the three-month periods ended September 30, 2004 and 2005 contain $1.3 million and $0.4 million and for each of the nine month periods ended September 30, 2004 and 2005 contain $2.9 million in aggregate professional service fees paid to our existing equity investors. In connection with the acquisition of ICTC and then TXUCV, the Company and certain of its subsidiaries entered into professional service agreements with our equity investors for consulting, advisory and other professional services. These arrangements and the rights of our existing equity investors to earn these fees terminated with the closing of the IPO described below.
     Initial Public Offering
          On July 27, 2005, we completed the IPO. The IPO consisted of the sale of 6,000,000 shares of common stock newly issued by the Company and 9,666,666 shares of common stock sold by certain selling stockholders. The shares of common stock were sold at an initial public offering price of $13.00 per share resulting in net proceeds to the Company of $67.8 million. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
          On July 29, 2005, the underwriters notified the Company of their intention to fully exercise their option to purchase an additional 2,350,000 shares of the Company’s common stock from the selling stockholders at the initial public offering price of $13.00 per share, less the underwriters’ discount. The sale of the over-allotment shares closed on August 2, 2005. The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.
          Expenses related to our IPO that have been recorded in the three months ended September 30, 2005 include:
•	$10.2 million in direct costs of issuing the equity that were recorded as a reduction to paid in capital;

•	approximately $3.6 million in one-time fees and expenses related to the amendment and restatement of the credit facility that were recorded as deferred financing costs and will be amortized over the life of the term loan D facility;

•	a redemption premium of $6.3 million and the write-off of $2.3 million of deferred financing costs both in connection with the redemption of $65.0 million of our senior notes;

•	$7.2 million of non-cash compensation expense as a result of the amendment of our restricted share plan.
     As a result of the dividend policy that our board of directors adopted effective upon closing of the IPO, we currently intend to pay quarterly dividends at an annual rate of $1.5495 per share for the first year following the consummation of the IPO, subject to various restrictions on our ability to do so. We currently expect to pay aggregate dividends of $46.1 million in the year following the closing of the IPO. On November 1, 2005 we paid an initial dividend of $0.4089 per share (representing a pro rata portion of the expected dividend for the first year following the closing of the IPO) to stockholders of record as of October 15, 2005.
     Although it is our current intention to pay quarterly dividends according to the dividend policy described in the preceding paragraph, stockholders may not receive any dividends as a result of several factors, which are summarized in the prospectus we filed with the SEC on July 25, 2005. We have no history of paying dividends out of our cash flow. Dividends on our common stock will not be cumulative. In addition, our dividend policy may limit our ability to pursue growth opportunities, such as to fund a material expansion of our business, including any significant acquisitions or to increase capital spending to expand our business materially. However, we will evaluate potential growth opportunities and capital expenditures as they arise and, if our board of directors determines that it is in our best interest to use cash that would otherwise be available for dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purposes, the board would be free to depart from our dividend polity at any time.

Factors Affecting Future Results of Operations
     Revenues
          Telephone Operations and Other Operations. To date, our revenues have been derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas.
          Telephone Operations added revenues for the nine months ended September 30, 2005, primarily because of the inclusion of the results from our Texas Telephone Operations. In 2004, Telephone Operations included revenues from our Texas Telephone Operations only for periods after the April 14, 2004 acquisition of TXUCV. We do not anticipate significant growth in revenues from our current Telephone Operations due to its primarily rural service area, but we do expect relatively consistent cash flow from year-to-year due to stable customer demand, limited competition and a generally supportive regulatory environment.
          Other Operations revenues for the nine months ended September 30, 2005 were lower than the same period in 2004 due primarily to losing the telemarketing and fulfillment contract with the Illinois Toll Highway Authority in mid-2004.
          Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. As illustrated in the tables below, we had 244,902 local access lines in service as of September 30, 2005, which is a decrease of 10,306 from the 255,208 local access lines we had on December 31, 2004.
          Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. Excluding the effect of the TXUCV acquisition, we have lost access lines in each of the last two years. We also believe that we lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. Since December 31, 2004, one-third of our residential line loss is attributed to the disconnection of second lines.

          A significant portion of our line loss in Texas in the first nine months of 2005 is attributable to the migration of MCIMetro’s Internet service provider, or ISP, traffic from our primary rate interface, or PRI, facilities and local T-1 facilities to interconnection trunks. As a result of this migration, our Texas Telephone Operations experienced a loss of approximately 4,708 lines during the first nine months of 2005. Without the effect of the MCI Metro regrooming in Texas, total connections for the Company would have increased by 3,550. In total, the MCIMetro regrooming in our Texas Telephone Operations represented 32% of our access line loss on a year-to-year basis. Because these lines did not generate long distance, access or subsidy revenue, the revenue loss associated with the migration is expected to be approximately one-fifth what it would have been if we had lost an equivalent number of commercial access lines. In other words, the loss of 4,708 ISP lines has a revenue impact that is comparable to the loss of 861 commercial lines. The migration of MCIMetro’s ISP traffic in Texas is complete, and we have no remaining MCIMetro ISP lines in Texas. However, we have approximately 672 MCIMetro ISP lines remaining in Illinois. We have received notice that the Illinois lines are expected to be migrated in the fourth quarter of 2005
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
          Because of our promotional efforts, the number of DSL subscribers we serve grew substantially for the three and nine months ended September 30, 2005. The number of DSL subscribers we serve increased by 31.4% to approximately 36,051 lines as of September 30, 2005 from approximately 27,445 lines as of December 31, 2004. Currently over 90% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 14.8% of our local access lines at September 30, 2005.
          We have also been successful in generating revenues in Telephone Operations by bundling combinations of local service, custom calling features, voicemail and Internet access. The number of these bundles, which we refer to as service bundles, increased 15.8% to approximately 35,100 service bundles at September 30, 2005 from approximately 30,300 service bundles at December 31, 2004.
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
          The following sets forth several key metrics as of the end of the periods presented:

CCI Illinois	September 30,	December 31,	September 30,
	2005	2004	2004
Local access lines in service
Residential	53,538	55,627	56,641
Business	30,549	31,255	31,613

Total local access lines	84,087	86,882	88,254
DSL subscribers	13,528	10,794	10,109

Total connections	97,615	97,676	98,363

Video subscribers	1,053	101	—
Long distance lines	55,803	54,345	53,713
Dial-up subscribers	6,891	7,851	8,038
Service bundles	10,199	9,175	8,595

CCI Texas	September 30,	December 31,	September 30,
	2005	2004	2004
Local access lines in service
Residential	110,504	113,151	114,292
Business	50,311	55,175	55,180

Total local access lines	160,815	168,326	169,472
DSL subscribers	22,523	16,651	14,276

Total connections	183,338	184,977	183,748

Video subscribers	—	—	—
Long distance lines	86,508	84,332	84,248
Dial-up subscribers	9,817	13,333	14,791
Service bundles (approximate)	24,964	21,300	20,267

Total Company	September 30,	December 31,	September 30,
	2005	2004	2004
Local access lines in service
Residential	164,042	168,778	170,933
Business	80,860	86,430	86,793

Total local access lines	244,902	255,208	257,726
DSL subscribers	36,051	27,445	24,385

Total connections	280,953	282,653	282,111

Video subscribers	1,053	101	—
Long distance lines	142,311	138,677	137,961
Dial-up subscribers	16,708	21,184	22,829
Service bundles (approximate)	35,163	30,475	28,862
     Expenses
          Our primary operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization expenses.
     Cost of Services and Products
          Our cost of services includes the following:
•	operating expenses relating to plant costs, including those related to the network and general support costs, central office switching and transmission costs and cable and wire facilities;

•	general plant costs, such as testing, provisioning, network, administration, power and engineering; and

•	the cost of transport and termination of long distance and private lines outside our rural telephone companies’ service area.
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
          We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We are in the process of migrating key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the nine months ended September 30, 2005 we spent $5.4 million on integration and restructuring expenses and expect to spend $2.1 million during the remainder of 2005 for these expenses.
     Depreciation and Amortization Expenses
          We recognize depreciation expenses for our regulated telephone plant using rates and lives approved by the Illinois Commerce Commission (“ICC”) in Illinois and the Public Utility Commission (“PUCT”) in Texas. The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:

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
     Segments
          In accordance with the reporting requirement of Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect the consolidated results of CCHI.
Results of Operations
     Three and Nine months Ended September 30, 2005 Compared to Three and Nine months Ended September 30, 2004
     Revenues
          The following charts summarize, for the periods presented, the revenues and percentage of revenues for CCHI as well as for TXUCV prior to the acquisition.

	Consolidated Communications Holdings, Inc.
	Three months ended September 30,				Nine months ended September 30,
		% of		% of				% of
		Total		Total		% of Total		Total
$ (millions)	2004	Revenues	2005	Revenues	2004	Revenues	2005	Revenues
Revenues
Telephone Operations
Local calling services	$22.7	26.9%	$22.1	26.9%	$52.5	27.5%	$67.1	27.9%
Network access services	16.7	19.8	16.3	19.8	38.1	20.0	48.0	20.0
Subsidies	17.4	20.6	14.7	17.9	29.8	15.6	40.5	16.9
Long distance services	4.3	5.1	4.1	5.0	10.4	5.4	12.3	5.1
Data and Internet services	6.3	7.4	6.4	7.8	14.5	7.6	19.2	8.0
Other services	7.9	9.4	8.5	10.3	15.9	8.3	24.5	10.2

Total Telephone Operations	75.3	89.2	72.1	87.7	161.2	84.4	211.6	88.1
Other Operations	9.1	10.8	10.1	12.3	29.8	15.6	28.6	11.9

Total operating revenues	$84.4	100.0%	$82.2	100.0%	$191.0	100.0%	$240.2	100.0%

	Predecessor to CCI Texas
	January 1 -	% of
	April 13,	Total
$ (millions)	2004	Revenues
Revenues
Telephone Operations
Local calling services	$16.9	31.4%
Network access services	10.6	19.7
Subsidies	11.0	20.4
Long distance services	3.5	6.5
Data and Internet services	3.9	7.2
Other services	8.0	14.8

Total Telephone Operations	53.9	100.0
Other Operations	—	—

Total operating revenues	$53.9	100.0%

          Our revenues decreased by 2.6%, or $2.2 million, to $82.2 million for the three months ended September 30, 2005, from $84.4 million during the same period in 2004.
          Our revenues increased by 25.8%, or $49.2 million, to $240.2 million for the nine months ended September 30, 2005, from $191.0 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period, we would have had an additional $53.9 million of revenues for the nine months ended September 30, 2004, which would have resulted in a $4.7 million decrease in our revenues between 2004 and 2005.
     Telephone Operations Revenues
          Local calling services revenues decreased by 2.6%, or $0.6 million, to $22.1 million for the three months ended September 30, 2005 compared to $22.7 million during the same period in 2004.
          For the nine months ended September 30, 2005, local calling services revenues increased by 27.8%, or $14.6 million, to $67.1 million compared to $52.5 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $16.9 million of revenues, which would have resulted in a $2.3 million decrease in our local calling services revenues between 2004 and 2005.
          In each period, the decrease is primarily due to the continued decline in local access lines.
          Network access services revenues decreased by 2.4%, or $0.4 million, to $16.3 million for the three months ended September 30, 2005 compared to $16.7 million during the same period in 2004. Prior to our July 2004 interstate interstate tariff filing being approved in Texas, we had temporary rates in effect for approximately one month during the third quarter of 2004. These temporary rates generated $0.4 million of incremental revenue in 2004 that was not repeated in 2005.
          For the nine months ended September 30, 2005, network access services revenues increased by 26.0%, or $9.9 million to $48.0 million compared to $38.1 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $10.6 million of revenues, which would have resulted in a $0.7 million decrease in network access services revenues between 2004 and 2005. In addition to the incremental revenue received while under temporary tariff rates, as described above, we also experienced a decline in our fixed switched access rates. Both our Illinois and Texas operations are under rate of return regulation for the interstate jurisdiction. The FCC requires us, on a biannual basis, to update our interstate access rates and tariff. These are rates being charged to other carriers for access to our network. Upon filing our tariff during 2004, we reviewed the rates we were charging other carriers, which resulted in the decline in our switched access rates.
          Subsidies revenues decrease by 15.5%, or $2.7 million, to $14.7 million for the three months ended September 30, 2005 compared to $17.4 million during the same period in 2004. The decrease is primarily due to a $3.1 million difference in the amount subsidies received for out-of-period settlements in 2004 compared to 2005.
          For the nine months ended September 30, 2005, subsidy revenues increased by 35.9%, or $10.7 million, to $40.5 million from $29.8 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $11.0 million of revenues, which would have resulted in a $0.3 million decrease in subsidies revenues between 2004 and 2005. In 2004, our Illinois rural telephone company analyzed its regulated assets and associated expenses and reclassified some of these for purposes of its regulatory filings. Due to this reclassification, our Illinois rural telephone company received additional subsidy payments in 2005, which were offset by the timing of prior period subsidy receipts in both 2004 and 2005.
          Long distance services revenues decreased by 4.7%, or $0.2 million, to $4.1 million for the three months ended September 30, 2005 compared to $4.3 million during the same period in 2004.
          Long distance services revenues for the nine months ended September 30, 2005 increased by 18.3%, or $1.9 million, to $12.3 million compared to $10.4 million in the same period of 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.5 million of revenues, which would have resulted in a decrease of $1.6 million in our long distance revenues between 2004 and 2005.
          In each period presented, the decrease in long distance revenues was due to a reduction in the average rate per minute. This was driven by general industry trends and the introduction of our unlimited long distance calling plans. While these plans are helpful in attracting new customers, they have also led to some extent to a reduction in long distance services revenues as heavy users of our long distance services take advantage of the fixed pricing offered by these service plans.
          Data and Internet revenues increased by 1.6%, or $0.1 million, to $6.4 million for the three months ended September 30, 2005 compared to $6.3 million for the same period in 2004.
          For the nine months ended September 30, 2005, data and Internet revenues increased by 32.4%, or $4.7 million, to $19.2 million from $14.5 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.9 million of revenues, which would have resulted in a $0.8 million increase in our data and Internet revenues between 2004 and 2005.
          In each period presented, the revenue increase is due to increased DSL penetration. The number of DSL lines in service increased from 24,385 at September 30, 2004 to 36,051 as of September 30, 2005. The increase in DSL subscriber revenue is partially offset by a portion of our residential customers substituting other DSL or cable modem services for our dial-up Internet service as well as a decrease in private line revenue.
          Other Services revenues increased by 7.6%, or $0.6 million, to $8.5 million for the three months ended September 30, 2005 compared to $7.9 million during the same period in 2004.
          For the nine months ended September 30, 2005, revenue from other services increased by 54.1%, or $8.6 million, to $24.5 million from $15.9 million during the same period in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $8.0 million of revenues, which would have resulted in a $0.6 million increase in our other services revenue between 2004 and 2005.
          In each period the increase is due to revenue from our new Illinois directory publishing unit which was started-up in 2005.
     Other Operations Revenue
          Other Operations revenues increased by 11.0%, or $1.0 million, to $10.1 million for the three months ended September 30, 2005 compared to $9.1 million during the same period in 2004. Equipment and wiring sales increased by $0.5 million, while our prison systems unit and telemarketing unit both contributed to the remainder of the net increase in revenue between the two quarterly periods.
     Revenues for the nine months ended September 30, 2005 decreased by 4.0%, or $1.2 million, to $28.6 million compared to $29.8 million during the same period of 2004. Because of the additional sites being served, our prison systems unit generated a revenue increase of $0.5 million for the period, while increased business system sales produced $0.4 million of increased revenue. However, our telemarketing and fulfillment unit lost $2.4 million in revenue from the non-renewal of the Illinois State Toll Highway agreement, of which approximately $1.0 million has been recovered through new customers. Decreased customer usage and competitive price adjustments in our operating services unit accounted for the remainder of the loss.
     Operating Expenses
          The following charts summarize, for the periods presented, the operating expenses and percentage of revenues from continuing operations for CCHI as well as for TXUCV prior to the acquisition.

	Consolidated Communications Holdings, Inc.
	Three months ended September 30,				Nine months ended September 30,
		% of Total		% of Total		% of Total		% of Total
$ (millions)	2004	Revenues	2005	Revenues	2004	Revenues	2005	Revenues
Operating Expenses
Telephone Operations operating expense	$42.6	50.5%	$49.3	60.0%	$92.6	48.5%	$124.3	51.7%
Other Operations operating expense	8.4	10.0	9.1	11.1	26.2	13.7	25.9	10.8
Depreciation and amortization	16.9	20.0	16.9	20.5	37.5	19.6	50.9	21.2

Total Operating expense	$67.9	80.5%	$75.3	91.6%	$156.3	81.8%	$201.1	83.7%

	Predecessor to CCI Texas
	January 1 -	% of
	April 13,	Total
$ (millions)	2004	Revenues
Operating Expenses
Telephone Operations operating expense	$39.4	73.1%
Other Operations operating expense	—	—
Depreciation and amortization	8.1	15.0

Total Operating expense	$47.5	88.1%

          CCIH operating expenses increased by 10.9%, or $7.4 million, to $75.3 million for the three months ended September 30, 2005 from $67.9 million during the same period in 2004.
          CCIH operating expenses increased by 28.7%, or $44.8 million, to $201.1 million for the nine months ended September 30, 2005 from $156.3 million during the same period in 2004. Had our Texas Telephone Operations operating expenses been included for the entire period in 2004, we would have had an additional $47.5 million of operating expenses, which would have resulted in a decrease of $2.7 million during the period.
          The third quarter results contain $7.2 million of non-cash compensation expense, which we began recognizing upon completion of the IPO and related transactions. Of the total non-cash compensation expense, $7.1 million was attributed to Telephone Operations. In addition, we recognized $2.7 million of expense in the third quarter and $3.1 million during the nine months ending September 30, 2005 in connection with a lawsuit that had been brought against the Company.
     Telephone Operations Operating Expense
          Operating expenses for Telephone Operations increased by 15.7%, or $6.7 million, to $49.3 million for the three months ending September 30, 2005 compared to $42.6 million during the same period in 2004. As described above, the increase was driven by the recognition of $7.1 million of non-cash compensation expense associated with the amendment of our Restricted Share Plan and $2.7 million associated with a one-time litigation settlement. During the period we recognized savings of $0.9 million due to the termination of the professional services agreements with our previous equity investors and a decline of $0.4 million in integration expenditures and cost structure improvements associated with changes to the pension plan, closing our Irving, TX office and staffing reductions.
          For the nine months ended September 30, 2005, operating expenses for Telephone Operations increased by 34.2%, or $31.7 million, to $124.3 million compared to $92.6 million during same period in 2004. Had our Texas Telephone Operations operating expenses been included for the entire period in 2004, we would have had an additional $39.4 million of Telephone Operations operating expenses, which would have resulted in a $7.7 million decrease in our operating expenses between 2004 and 2005. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in a $7.9 million curtailment gain and additional ongoing annual savings of $2.0 million. In addition, due to the termination of the professional services agreement we saved $0.9 million in 2005. The 2004 results contained sale related costs of $8.2 million for severance, transaction and other costs that did not recur in 2005. Offsetting these savings are increased expenses of $7.1 million associated with the amendment of our Restricted Share Plan as well as $0.6 million of legal fees and a payment of $2.5 million both in connection with the litigation settlement.
     Other Operations Operating Expenses
          Operating expenses for Other Operations increased by 8.3%, or $0.7 million, to $9.1 million for the three months ended September 30, 2005 compared to $8.4 million during same period in 2004. The increase was due to increased cost of sales associated with higher revenues from equipment and wiring sales as well as increased telemarketing and fulfillment sales.
          Other Operations operating expenses decreased by 1.1%, or $0.3 million, to $25.9 million for the nine months ended September 30, 2005 compared to $26.2 million during the same period in 2004. Decreased sales volumes in operator services unit led to decreased cost of sales.
     Depreciation and Amortization
          Depreciation and amortization expense was $16.9 million for the three months ended September 30, 2005 and 2004.
          For the nine months ended September 30, 2005, depreciation and amortization expense increased by 35.7%, or $13.4 million, to $50.9 million compared to $37.5 million during the same period in 2004. Had our Texas Telephone Operations depreciation and amortization expenses been included for the entire period in 2004, we would have had an additional $8.1 million of depreciation and amortization expenses, which would have resulted in a $5.3 million increase in our depreciation and amortization expenses between 2004 and 2005. As a result of the purchase price allocation, the value of most of CCI Texas’ tangible and intangible assets increased, which resulted in higher depreciation and amortization expense
     Non-Operating Income (Expense)
          The following charts summarize, for the periods presented, the non-operating expenses and percentage of revenues from continuing operations for CCHI as well as for TXUCV prior to the acquisition.

	Consolidated Communications Holdings, Inc.
	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
		Total		Total		Total		Total
$ (millions)	2004	Revenues	2005	Revenues	2004	Revenues	2005	Revenues
Other income (expense)
Interest expense, net	$(11.5)	(13.6%)	$(19.8)	(24.1%)	$(28.1)	(14.7%)	$(42.8)	(17.8%)
Other income, net	1.3	1.5	1.4	1.7	2.1	1.1	5.0	2.1
Income tax (expense) benefit	(2.8)	(3.3)	1.3	1.6	(3.6)	(1.9)	(3.7)	(1.5)

Total other income (expense)	$(13.0)	(15.4%)	$(17.1)	(20.8%)	$(29.6)	(15.5%)	$(41.5)	(17.3%)

	Predecessor to CCI Texas
	January 1 -	% of Total
$ (millions)	April 13, 2004	Revenues
Other income (expense)
Interest expense, net	$(3.2)	(5.9%)
Other income, net	1.1	2.0
Income tax (expense) benefit	2.5	4.6

Total other income (expense)	$0.4	0.7%

     Interest Expense, Net
          Interest expense increased by 72.2%, or $8.3 million, to $19.8 million for the three months ended September 30, 2005 compared to $11.5 million during the same period in 2004. The increase is due in part to a redemption premium of $6.3 million that was incurred and deferred financing cost write-off of $2.3 million, each incurred upon redeeming $65.0 million of our senior notes in August 2005. The increase was partially offset by lower interest expense due to the redemption of $65.0 million of senior notes in August 2005.
          For the nine months ended September 30, 2005, interest expense increased by 52.3%, or $14.7 million, to $42.8 million from $28.1 million during the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.2 million of interest expense, which would have resulted in an increase of $11.5 million in our interest expense, net between 2004 and 2005. As described above, $8.6 million of interest expense was incurred in 2005 in connection with the redemption of $65.0 million of our senior notes. In addition, the additional debt incurred in connection with the TXUCV acquisition was included for the entire period in 2005 but only for the period after the April 14, 2004 acquisition date. The increase in 2005 interest expense is partially offset by a $4.2 million write-off of deferred financing costs in 2004 and a $1.9 million pre-payment penalty, which were incurred in connection with the acquisition in 2004.
     Other Income (Expense)
          Other income and expense increase by $0.1 million to $1.4 million for the three months ended September 30, 2005 compared to $1.3 million for the same period in 2004.
          For the nine months ended September 30, 2005, other income and expense increased by $2.9 million to $5.0 million from $2.1 million during the same period in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $1.1 million of other income, which would have resulted in an increase of $1.8 million between 2004 and 2005. The increase is primarily due to the recognition of $2.8 million of net proceeds in other income from the receipt of key-man life insurance proceeds in June 2005 relating to the passing of a former TXUCV employee. Offsetting this gain was a $1.0 million decrease in income recognized from our investments in cellular partnerships.

     Income Taxes
          Our provision for income taxes decreased by $4.1 million to a $1.3 million benefit for the three months ended September 30, 2005 compared to an expense of $2.8 million during the same period in 2004. Our effective tax rate was 11.0% and 44.9% for 2005 and 2004, respectively. The fluctuation between 2004 and 2005 is primarily due to differences between book and tax treatment of the non-cash compensation expense of $7.2 million, which was recognized for restricted shares that were granted prior to the IPO, the litigation settlement including legal fees of $3.1 million and life insurance proceeds of $2.8 million.
          For the nine months ended September 30, 2005 and 2004, our provision for income taxes was $3.6 million. Our effective tax rate was 277.0% and 41.6% for 2005 and 2004, respectively. The fluctuation between 2004 and 2005 is primarily due to differences between book and tax treatment as described above.
Liquidity and Capital Resources
     General
          Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of September 30, 2005, we had $560.0 million of debt, exclusive of unused commitments; however, our revolving line of credit remains untapped. We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, our liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) dividend payments; (iii) capital expenditures, which we expect to be approximately $11.9 million for the remainder of 2005; (iv) taxes; (v) TXUCV integration costs, which we expect will be $2.1 million for the remainder of 2005; (vi) incremental costs associated with being a public company; and (vii) certain other costs. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other cash needs, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements .
          The following table summarizes the Company’s short-term liquidity for the periods presented:

	As of
	September 30,	December 31,
	2005	2004
	(in millions)
Short-Term Liquidity
Current assets	$89.1	$98.9
Current liabilities	(59.5)	(97.6)

Net working capital	29.6	1.3

Cash and cash equivalents	33.7	52.1
Availability on revolving credit facility	$30.0	$30.0
          The decrease in current assets and cash on hand between December 31, 2004 and September 30, 2005 is primarily due to the payment of a $37.5 million dividend to our equity investors on June 7, 2005, offset by cash generated in the course of business during the period. In addition, our customer receivable and other asset balances have increased. In connection with the amended credit facility, the requirement under our previous credit facilities that fifty percent of our excess cash be used to retire debt was eliminated, resulting in $22.6 million of debt being reclassified from current portion to long-term, resulting in a reduction in current liabilities.

     The following table summarizes the Company’s sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Net Cash Provided (Used):
Operating activities	$47.1	$65.7
Investing activities	(21.6)	(541.4)
Financing Activities	(43.9)	520.8
     Operating Activities
          Net income adjusted for non-cash charges is our primary source of operating cash. Cash provided by operating activities was $47.1 million for the nine months ended September 30, 2005. Net income adjusted for non-cash charges generated $59.4 million of operating cash. Partially offsetting the cash generated were changes in certain working capital components. Accounts receivable increases used $7.4 million of cash during the period while increases in prepaid expenses and other assets used $5.3 million primarily due to $3.6 million of prepaid and deferred charges relating to our directory business which published its first Illinois books during the period, and an increase in equipment and wiring projects in progress. In addition, we experienced an increase in prepaid insurance due in part to being a public company and to the timing of insurance payments.
Investing Activities
          Traditionally, cash used in investing activities has been for either capital expenditures or acquisitions. For the nine months ending September 30, 2005, we used $21.6 million for capital expenditures. Typically, over 80% of our capital expenditures are for the expansion or upgrade of outside plant facility and switching assets.
          We expect our remaining capital expenditures for 2005 will be approximately $11.9 million, which will be used primarily to maintain and upgrade our physical plant. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending on it beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all.
     Financing Activities
          For the nine months ended September 30, 2005 we used $43.9 million of cash for financing activities. The IPO generated net proceeds of $67.8 million. However, during the period we retired $65.0 million of senior notes, had a net decrease in term debt and capital leases of $4.4 million, incurred financing costs of $4.7 million in connection with the amendment and restatement of our credit facility and made a pre-IPO distribution of $37.5 million to our preferred shareholders.
     Debt and Capital Leases
          Upon completion of the IPO and related transactions, we entered into the Second Amended and Restated Credit Facility. In so doing, the Company incurred $425.0 million of debt under a Term Loan D facility and retired $419.3 million then outstanding under Term Loan A and C facilities. The following table summarizes our indebtedness as of September 30, 2005.

	Balance	Maturity Date	Rate (1)
Revolving credit facility	-	April 14, 2010	LIBOR + 2.25%
Term loan D	425,000	October 14, 2011	LIBOR + 2.25%
Senior notes	135,000	April 1, 2012	9.75%

(1)	As of September 30, 2005, the 90-day LIBOR rate was 4.07%
     Credit Facilities
          As of September 30, 2005, we had $425.0 million outstanding under our credit facilities, which matures on October 14, 2011. In addition, our credit facilities provide for a $30.0 million revolving credit facility, maturing on April 14, 2010. As of September 30, 2005, nothing had been borrowed under the revolving credit facility. Borrowings under our credit facilities bore interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of September 30, 2005, the applicable margin for interest rates on LIBOR based loans was 2.25%. The applicable margin for alternative base rate loans was 1.25% per year for the revolving credit facility and 1.50% for the term loan D facility. At September 30, 2005, the weighted average interest rate, including swaps, on our term debt was 6.08% per annum.
     Derivative Instruments
          On August 22, 2005, the Company executed a $100.0 million notional amount of floating to fixed interest rate swap arrangements relating to a portion of its $425.0 million term loan facility. The arrangements are for six years and became effective September 30, 2005. On September 22, 2005, a participating institution terminated $50.0 million notional amount swaps prior to the original expiration dates of December 31, 2006 and May 19, 2007. The Company received proceeds of $0.8 million due to the early termination. On October 12, 2005, the Company executed an additional $100.0 million notional amount of floating to fixed rate swap arrangements. After giving effect to the October 12, 2005 swap arrangements, the Company would have had $360.5 million of its $425.0 million of term debt covered by interest rate swaps and $64.5 million of variable rate term debt.
     Senior Notes
          As of September 30, 2005, we had $135.0 million in aggregate principal amount of senior notes outstanding. The notes are senior unsecured obligations.
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
          We used a portion of the proceeds from the IPO to redeem 32.5%, or $65.0 million of the senior notes. The total cost of the redemption, including the redemption premium, was $71.3 million.
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

          Under the amended and restated credit agreement, if the total net leverage ratio, as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception contained in the agreement. We will also be considered in default if our senior secured leverage ratio (as defined in our amended and restated credit facilities), as of the end of any fiscal quarter, is greater than 4.00:1.00 or if our fixed charge coverage ratio does not comply with the agreement. As of September 30, 2005, we would have been in compliance with our debt covenants. The table below presents our ratios as of September 30, 2005:

Total net leverage ratio	3.94:1.00
Senior secured leverage ratio	3.13:1.00
Fixed charge coverage ratio	3.26:1.00
     Capital Requirements
          For the remainder of 2005, we expect that our primary uses of cash and capital will consist of the following:
•	interest payments on our long-term debt, which we expect will be approximately $9.8 million;

•	capital expenditures of approximately $11.9 million for network, central offices and other facilities and information technology for operating support and other systems;

•	approximately $2.1 million of additional costs to integrate and restructure the operations of CCI Illinois and CCI Texas; and

•	approximately $0.3 million of incremental costs associated with being a public company.
     Surety Bonds
          In the ordinary course of business, we enter into surety, performance, and similar bonds. As of September 30, 2005, we had approximately $3.0 million of these bonds outstanding.
     Table of Contractual Obligations and Commitments
          As of September 30, 2005, our material contractual obligations and commitments were:

	Payments Due by Period (in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (a)	$560,000	$—	$—	$—	$—	$—	$560,000
Operating leases	21,847	1,215	3,896	3,169	2,601	2,571	8,395
Minimum purchase contracts (b)	858	99	396	363	—	—	—
Pension and other post-retirement obligations (c)	48,379	532	2,974	5,704	5,939	6,268	26,962

Total contractual cash obligations and commitments	$631,084	$1,846	$7,266	$9,236	$8,540	$8,839	$595,357

(a)	This item consists of loans outstanding under the amended and restated credit facilities and our senior notes. The amended and restated credit facilities consist of a $425.0 million term loan D facility maturing on October 14, 2011 and a $30.0 million revolving credit facility which was fully available but undrawn as September 30, 2005.

(b)	As of September 30, 2005, the minimum purchase contract was a 60-month High-Capacity Term Payment Plan agreement with Southwestern Bell, dated November 25, 2002. The agreement requires us to make monthly purchases of at least $33,000 from Southwestern Bell on a take-or-pay basis. The agreement also provides for an early termination charge of 45% of the monthly minimum commitment multiplied by the number of months remaining through the expiration date of November 25, 2007. As of September 30, 2005, the potential early termination charge was approximately $0.4 million.

(c)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through September 30, 2005. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning January 1, 2006, with early adoption encouraged. We adopted SFAS 123R effective July 1, 2005 using the modified-prospective transition method. Under the guidelines of SFAS 123R, we recognized non-cash stock compensation expense of $7,244 during the three months ended September 30, 2005.
     In May 2005, the FASB issued SFAS 154 which replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. Issuers that apply SFAS 154 in an interim period should provide the applicable disclosures specified in SFAS 154. We do not expect SFAS 154 will significantly impact our financial statements upon its adoption on January 1, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and does not assume changes in our capital structure. As of September 30, 2005, approximately 70.6% of our long-term obligations were fixed rate and approximately 29.4% were variable rate obligations not subject to interest rate swap agreements.
     As of September 30, 2005, we had $425.0 million of debt, including $164.5 million of variable rate debt not covered by interest rate swap agreements, outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On August 22, we executed interest rate swap agreements covering $100.0 million of variable debt. The six-year swaps were effective as of September 30, 2005. On September 22, $50.0 million of existing swaps were terminated at the request of a participating bank. As a result, on September 30, 2005, we had interest rate swap agreements covering $260.5 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.03% to 4.57% and expiring on December 31, 2006, May 19, 2007, and September 30, 2011. As of September 30, 2005 we had $164.5 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2005 through September 30, 2005, interest expense would have increased by approximately $1.5 million for the period. On October 12, 2005, the Company entered into agreements to hedge an additional $100.0 million of variable rate debt with swaps that will be effective as of January 3, 2006. Had these swaps been in place on September 30, 88.5% of our long-term obligations would have been fixed rate and 11.5% would have been variable rate. As of September 30, 2005, the fair value of interest rate swap agreements amounted to an asset of $1.8 million net of taxes.
     As of September 30, 2005, we had $135.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $141.8 million based on the overall weighted average interest rate of our fixed rate long-term debt obligations of 9.75% and an overall weighted maturity of 6.50 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in an approximately $4.2 million decrease in the fair market value of our fixed-rate long-term debt.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We currently and from time to time, are subject to claims and regulatory proceedings arising in the ordinary course of business. Except as described below, we are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operation or financial condition.
     On October 13, 2005, we made a $2.5 million cash payment pursuant to a Settlement Agreement. Without admitting any liability, the Company Parties agreed to settle Hinds’ causes of action against the Company Parties in the Litigation, as well as any claims that Hinds or Ono Albany could have brought against the Company Parties in the Litigation, for a cash payment of $2.5 million. The Litigation arises out of Hinds’ work as a consultant to the Company Parties in connection with the Company’s acquisition of TXUCV. The Settlement Agreement also includes a complete release of the Company Parties. We believe that, although we had meritorious defenses to Hinds’ claims, it was in our best interest to settle the Litigation given the costs of defending the matter and the diversion of our management personnel. In connection with the Settlement Agreement we incurred total charges of approximately $3.1 million, including legal fees and expenses. Approximately $0.4 million of the charges were recognized during the first half of 2005 and the remaining $2.7 million were recognized during the our third quarter ended September 30, 2005.
Item 6. Exhibits
     See the Exhibit Index following the signature page of this Report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc.
(Registrant)

Date: November 11, 2005	By:	/s/ Robert J. Currey

Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2005	By:	/s/ Steven L. Childers

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