Form 10-K
period 2005-12-31
Consolidated Communications Holdings, Inc.
filed 2006-03-28
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 000-51466

Consolidated Communications Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0636095 (I.R.S. Employer Identification No.)
121 South 17th Street
Mattoon, Illinois 61938-3987
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(217) 235-3311
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     or     No ☑
      The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 20, 2006 was 29,788,851. The aggregate market value of the registrant’s common stock held by non-affiliates as of March 13, 2006 was approximately $301,650,228, computed by reference to the closing sales price of such common stock on The Nasdaq Stock Market, Inc.’s National Market as of March 20, 2006.

Part of Form 10-K	Document Incorporated by Reference

Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant’s proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 18, 2006.

FORWARD-LOOKING STATEMENTS
      Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in Part I — Item 1 — “Business”, Part II — Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II — Item 7A — “Quantitative and Qualitative Disclosures about Market Risk”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
      Please see Part I — Item 1A — “Risk Factors” of this Report, as well as the other documents that we file with the SEC from time to time for important factors that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.

PART I

Item 1.	Business
Overview
      We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. As of December 31, 2005, we estimate that we were the 17th largest local telephone company in the United States, based on publicly available information, with approximately 242,024 local access lines and approximately 39,192 digital subscriber lines, or DSL, in service. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, inside wiring service and maintenance, carrier access, billing and collection services and telephone directory publishing. In addition, we launched our Internet Protocol digital video service, which we refer to as DVS, in selected Illinois markets in 2005 and offer wholesale transport services on a fiber optic network in Texas. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales, and telemarketing and order fulfillment services.
      Each of the subsidiaries through which we operate our local telephone businesses is classified as a rural telephone company under the Telecommunications Act of 1996, or the Telecommunications Act. Our rural telephone companies are Illinois Consolidated Telephone Company, which we refer to as ICTC, Consolidated Communications of Fort Bend Company and Consolidated Communications of Texas Company. Our rural telephone companies in general benefit from stable customer demand and a favorable regulatory environment. In addition, because we primarily provide service in rural areas, competition for local telephone service has been limited due to the generally unfavorable economics of constructing and operating competitive systems in these areas.
      For the years ended December 31, 2005 and 2004, we had $321.4 million and $269.6 million of revenues, respectively, of which approximately 16.8% and 15.0%, respectively, came from state and federal subsidies. In addition, we had a net loss of $4.5 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had $555.0 million of total long-term debt, an accumulated deficit of $57.5 million and stockholders’ equity of $199.2 million.
History of the Company
      Founded in 1894 as the Mattoon Telephone Company by the great-grandfather of our Chairman, Richard A. Lumpkin, we began as one of the nation’s first independent telephone companies. After several subsequent acquisitions, the Mattoon Telephone Company was incorporated as ICTC on April 10, 1924. On September 24, 1997, McLeodUSA acquired the predecessor of Consolidated Communications, Inc., which we refer to as CCI.
      The Lumpkin family has been continuously involved in managing our Illinois operations since inception, including the period during which it was owned by McLeodUSA, when Mr. Lumpkin served as Vice Chairman of McLeodUSA and Chairman of ICTC. In December 2002, Mr. Lumpkin, through his affiliated entity Central Illinois Telephone, LLC, or Central Illinois Telephone, Providence Equity Partners IV L.P. and its affiliates, or Providence Equity, and Spectrum Equity Investors IV, L.P. and its affiliates, or Spectrum Equity, purchased the capital stock and assets of ICTC and several related businesses from McLeodUSA for $284.8 million and assumed specified liabilities. Consolidated Communications Illinois Holdings, Inc., which we refer to as Illinois Holdings, was formed on March 22, 2002 as an acquisition vehicle for the purpose of acquiring ICTC and several related businesses from McLeodUSA.
      TXU Communications Ventures Company, which we refer to as TXUCV, began operations in November 1997 with the acquisition by TXU Corp. of Lufkin-Conroe Communications, a fourth-generation family-owned business founded in 1898. The regional telephone company subsidiary of Lufkin-

Conroe Communications was renamed TXU Communications Telephone Company. In August 2000, TXU Corp. contributed the parent company of Fort Bend Telephone Company, a family-owned business based in Katy, Texas which began operations in 1914, to TXUCV.
      On April 14, 2004, we acquired TXUCV, an indirect, wholly owned subsidiary of TXU Corp. Consolidated Communications Acquisition Texas, Inc., which we refer to as Texas Holdings, was formed on October 8, 2003 for the sole purpose of acquiring TXUCV from TXU Corp. TXUCV was subsequently renamed to Consolidated Communications Ventures Company, which we refer to as CCV.
      On July 27, 2005, we completed the initial public offering, or IPO, of our common stock. In connection with the IPO, we effected a reorganization pursuant to which Texas Holdings and Homebase Acquisition, LLC, our former parent company, merged with and into Illinois Holdings, and Illinois Holdings changed its name to Consolidated Communications Holdings, Inc., which is referred to throughout this Report as “we”, “us”, the “company”, or “CCH”. We are a holding company with no income from operations or assets except for the capital stock of CCI and Texas Holdings. Instead, all of our operations are conducted through our subsidiaries.
Our Strengths

Stable Local Telephone Business
      We are the incumbent local telephone company in the rural communities we serve, and demand for local telephone services from our residential and business customers has been stable despite changing economic conditions. We operate in a favorable regulatory environment, and competition in our markets is limited. As a result of these favorable characteristics, the cash flow generated by our local telephone business is relatively consistent from year to year, and our long-standing relationship with our local telephone customers provides us with an opportunity to pursue increased revenue per access line by selling additional services to existing customers such as local, long distance, DSL and DVS, in selected markets, through a bundling strategy on a single monthly bill.

Favorable Regulatory Environment
      Each of the subsidiaries through which we operate our local telephone businesses is classified as a rural telephone company under the Telecommunications Act. As a result, we are exempt from some of the more burdensome unbundling requirements that have affected larger incumbent telephone companies. Also, we benefit from federal and Texas state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas, which are also referred to as universal service. For the year ended December 31, 2005, we received $33.3 million in payments from the federal universal fund and $20.6 million from the Texas universal service fund, $1.7 million of which represented the recovery of additional subsidy payments from the federal universal service fund for prior periods. In the aggregate, these payments comprised 16.8% of our revenues for the year ended December 31, 2005. For the year ended December 31, 2004, we received $21.5 million from the federal universal service fund and $19.0 million from the Texas universal service fund, $4.6 million of which represented the recovery of additional subsidy payments from the federal universal service fund for prior periods. In the aggregate, these payments comprised 15.0% of revenues for the year ended December 31, 2004.

Attractive Markets and Limited Competition
      The geographic areas in which our rural telephone companies operate are characterized by a balanced mix of stable, insular territories in which we have limited competition and growing suburban areas where we expect our business to benefit. Historically, we have had limited competition for basic voice services from wireless carriers and no voice competition from cable providers.
      Our Lufkin, Texas and central Illinois markets have experienced nominal population growth over the past decade. As of December 31, 2005, 127,127, or approximately 53%, of our local access lines were located in these markets. We have experienced limited competition in these markets because the low customer density and high residential component have discouraged the significant capital investment required to offer service over a competing network.
      Our Conroe, Texas and Katy, Texas markets are suburban areas located on the outskirts of the Houston metropolitan area that have experienced above-average population and business employment growth over the past decade as compared to Texas and the United States as a whole. According to the most recent census, the median household income in the primary county in our Conroe market was over $50,000 per year and in our Katy market was over $60,000 per year, both significantly higher than the median household income in Texas of $39,927 per year. As of December 31, 2005, 114,897, or approximately 47%, of our local access lines were located in these markets.

Technologically Advanced Network
      We have invested significantly in the last several years in building a technologically advanced network capable of delivering a broad array of reliable, high quality voice and data and Internet services to our customers on a cost-effective basis. For example, as of December 31, 2005, 92% of our total local access lines were DSL-capable, excluding access lines already served by other high speed connections. Of our DSL capable lines, 80% are capable of speeds of 6 mega bits per second (Mbps) or greater. This is made possible by the completion of our Internet Protocol or IP backbone network in Illinois and the expansion of our IP backbone network in Texas, which we expect will be completed in mid-2006. We believe this IP network will position us with a lower cost, better quality and flexible platform that will enable the development and delivery of new broadband applications to our customers. The service options we are able to provide over our existing network allow us to generate additional revenues per customer. Other than the provision of success-based set-top boxes for subscribers, we believe our current network in Illinois is capable of supporting increased DVS subscriber levels with limited additional network preparation.

Broad Service Offerings and Bundling of Services
      We offer our customers a single point of contact for access to a broad array of voice, data, Internet and DVS services. For example, we offer all of our customers custom calling features, such as caller name and number identification, call forwarding and call waiting. We also offer value-added services such as teleconferencing and voicemail. In addition to our calling services, we offer our business customers directory publishing, telephone equipment sales, installations services and inside wiring installation and maintenance. These sales and service options allow us to generate additional revenues per customer.
      We also generate additional revenues per customer by bundling services. Bundling enables us to provide a more complete package of services to our customers, which increases our average revenue per user, or ARPU, while adding additional value for the consumer. We believe the bundling of services results in increased customer loyalty and higher customer retention. As of December 31, 2005, we had 36,627 customers who subscribed to service bundles that included local service, custom calling features and voicemail. Collectively, this represents an increase of approximately 20.1% over the number of customers who subscribed to service bundles as of December 31, 2004.

Experienced Management Team with Proven Track Record
      With an average of approximately 20 years of experience in both regulated and non-regulated telecommunications businesses, our management team has demonstrated the ability to deliver profitable growth while providing high levels of customer satisfaction. Specifically, our management team has:

•	particular expertise in providing superior quality services to rural customers in a regulated environment;

•	a proven track record of successful business integrations and acquisitions, including the integration of ICTC and several related businesses into McLeodUSA in 1997, the acquisition of ICTC in 2002 and the TXUCV acquisition and related integration in 2004 and 2005; and

•	a proven track record of launching and growing of new services, such as DSL and complementary services, such as operator, telemarketing and order fulfillment services and directory publishing.
Business Strategy

Improve Operating Efficiency and Maintain Capital Expenditure Discipline
      Since acquiring our Illinois operations in December 2002 and our Texas operations in April 2004, we have made significant operating and management improvements. We have centralized many of our business and back office functions for our operating companies. By providing these centrally managed resources to our operating companies, we have allowed our management and customer service functions to focus on their business and to better serve our customers in a cost-effective manner. We intend to continue to seek and implement more cost efficient methods of managing our business, including sharing best practices across our operations.
      We believe we have successfully managed our capital expenditures in order to optimize our returns, while appropriately allocating resources to allow us to maintain and upgrade our network and enable new service delivery. We intend to maintain our capital expenditure discipline across our company.

Increase Revenues Per Customer
      We will continue to focus on increasing our revenues per customer, primarily by seeking to increase our DSL service’s market penetration, increasing the sale of other value-added services and encouraging customers to subscribe for service bundles. We believe that our strategy enables us to provide a more complete package of services to our customers and increase our ARPU while improving the value for the customer.
      We have expanded our service bundle in Illinois with the introduction of DVS in selected markets. Having made the necessary upgrades to our network and purchased programming content, we introduced DVS with little promotion in the first quarter of 2005 in our key Illinois exchanges: Mattoon; Charleston; and Effingham. Upon completion of back-office testing, vendor interoperability between system components, and final network preparation, we began aggressively marketing our “triple play” bundle, which includes local service, DSL and DVS, in our key Illinois exchanges in September 2005. As of December 31, 2005, DVS was available to approximately 19,500 homes, and we had 2,146 subscribers, which represented 11.0% penetration of available homes. We are expanding our DVS availability in Illinois, and believe that we will pass 36,000 homes by mid-2006. In addition, we continue to study our current results and the opportunity to introduce DVS service in our Texas markets.

Build on our Reputation for High Quality Service
      We will seek to continue to build on our strong reputation, which dates to 1894 in Illinois and 1898 in Texas. We plan to do this by continuing to offer a broad array of high quality telecommunications services and consistent, high quality customer service. We have consistently exceeded all Illinois Commerce Commission, or ICC, and Public Utility Commission of Texas, or PUCT, quality of service requirements, and we believe we can continue this standard of excellence throughout the company. We will continue to focus on building long-term relationships with our customers by having an active local presence and trained customer service representatives and account managers who represent our full product set to larger commercial accounts. We believe these strategies will lead to high levels of customer loyalty and increased demand for our services.

Selective Acquisitions
      We intend to pursue a disciplined process of selective acquisitions of access lines from Regional Bell Operating Companies and other rural local exchange carriers. Over the past five years, Regional Bell Operating Companies have divested a significant number of access lines nationwide and are expected to continue these divestitures in order to focus on larger markets. We also believe there may be attractive opportunities to acquire rural local exchange carriers. For example, in Illinois and Texas, there are approximately 90 rural local exchange carriers serving a fragmented market representing approximately 1.5 million total access lines. Our acquisition criteria include:

•	attractiveness of the markets;

•	quality of the network;

•	our ability to integrate the acquired company efficiently;

•	potential operating synergies; and

•	the potential of any proposed transaction to permit increased dividends on our common stock.
      Currently, we are not pursuing any acquisitions or other strategic transactions.
Telephone Operations
      Our Telephone Operations segment consists of local telephone, long distance, data and Internet services and directory publishing and serves both residential and business customers in Illinois and Texas. In addition, we offer DVS in selected Illinois markets and transport services in our Texas service area. As of December 31, 2005, our Telephone Operations segment had approximately:

•	242,024 local access lines in service, of which approximately 67% served residential customers and 33% served business customers;

•	143,882 total long distance lines, including 126,299 lines from within our service areas, which represented 52.2% penetration of our local access lines;

•	15,971 dial-up Internet customers;

•	39,192 DSL lines, which represented an approximately 16.2% penetration of our local access lines. Over 92% of our total local access lines, excluding local access lines already served by other high speed connections, are DSL-capable; and

•	and 2,146 video subscribers, which represented approximately 11.0% penetration of available homes.
      The following chart summarizes the primary sources of revenues for Telephone Operations for the year ended December 31, 2005. The percentages of revenues listed below have been adjusted to eliminate intra-company revenues and provides more detail than that presented in our consolidated statement of operations. See our consolidated financial statements and related notes included elsewhere in this Report.

% of Net Revenue of
Revenue Source	Telephone Operations

Local Calling	31.3%
Network Access	22.8
Subsidies	19.1
Long Distance Service	5.7
Data and Internet	9.2
Directory	4.2
Transport	3.6
Other Services	4.1

100.0%

      Local calling services include dial tone and local calling services. We generally charge residential and business customers a fixed monthly rate for access to the network and for originating and receiving telephone calls within their local calling area. Custom calling features consist of caller name and number identification, call forwarding and call waiting. Value added services consist of teleconferencing and voicemail. For custom calling features and value added services, we usually charge a flat monthly fee, which varies depending on the type of service. In addition, we offer local private lines providing direct connections between two or more local locations primarily to business customers at flat monthly rates.
      Network access services allow the origination or termination of calls in our service area for which we charge long distance or other carriers network access charges, which are regulated. Network access fees also apply to private lines provisioned between a customer in our service areas and a location outside of our service areas. For long distance calls, we bill the long distance or other carrier on a per minute or per minute, per mile usage basis. For private lines, we bill the long distance or other carrier at a flat monthly rate. Included in this category are subscriber line charges paid by the end user.
      We record the details of the long distance and private line calls through our carrier access billing system and bill the applicable carrier on a monthly basis. The network access charge rates for intrastate long distance calls and private lines within Illinois and Texas are regulated and approved by the ICC and PUCT, respectively, whereas the access charge rates for interstate long distance calls and private lines are regulated and approved by the Federal Communications Commission, or FCC.
      Subsidies consist of federal subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas. The subsidies are allocated and distributed to us from funds to which telecommunications providers, including local, long distance and wireless carriers, must contribute on a monthly basis. Funds are distributed to us on a monthly basis based upon our costs for providing local service in our two service territories. In Illinois we receive federal but not state subsidies, while in Texas we receive both federal and state subsidies.
      Long distance services include services provided to subscribers to our long distance plans to originate calls that terminate outside the caller’s local calling area. For this service, we charge our subscribers a combination of subscription and usage fees.
      Data and Internet services include revenues from non-local private lines and the provision of access to the Internet by DSL, T-1 lines and dial-up access. We also offer a variety of data connectivity services, including Asynchronous Transfer Mode and gigabit Ethernet products and frame relay networks. Frame relay networks are public data networks commonly used for local area network to local area network communications as an alternative to private line data communications. In addition, we offer enhanced Internet services, which include basic web site design and hosting, content feeds, domain name services, e-mail services and obtaining Internet protocol addresses.
      Directory Publishing sells advertising and publishes yellow and white pages directories in our Texas and Illinois service areas and neighboring communities. As of December 31, 2005, approximately 75% of our Directory Publishing revenues generated in Texas were derived from customers within our Texas service areas, while approximately 95% of our Directory Publishing revenues generated in Illinois were derived from customers within our Illinois service areas. Directory Publishing customers are primarily small-to medium-sized local businesses and companies in surrounding service areas and large national accounts that advertise nationally in local yellow and white pages directories. The directories are each published once per year and have a combined circulation of approximately 686,000 books.
      Transport Services provides connectivity in and between major markets in Texas, including Austin, Corpus Christi, Dallas, Fort Worth, Houston, San Antonio and many second- and third-tier markets in-between these centers over a fiber optic transport network consisting of approximately 2,500 route-miles of fiber. This transport network supports our long distance, Internet access and data services in Texas and provides bandwidth on a wholesale basis to third party customers, including national long distance and wireless carriers. The transport network includes fiber owned by Consolidated Communications Transport Company, a wholly owned subsidiary of CCV, and East Texas Fiber Line Incorporated, a corporation in which we own a 63.0% equity interest. In addition, we own a 39.1% equity interest in, and are the managing partner of, Fort Bend Fibernet, a partnership. Major third party customers in Texas include some of the largest national wireless and long distance carriers, such as Cingular Wireless and AT&T.
      Other Services includes revenues from billing and collection services, inside wiring service and maintenance, DVS and the sale of customer telephone equipment.
      Cellular Partnerships. We hold limited partnership interests in the following two cellular partnerships:

•	GTE Mobilnet of South Texas, which serves the greater Houston metropolitan area. We own approximately 2.3% of this partnership. Because of our minor ownership interest and our inability to influence the operations of this partnership, we account for this investment using the cost basis effective with the TXUCV acquisition. As a result, income is recognized only on cash distributions paid to us up to our proportionate earnings in the partnership. For the year ending December 31, 2005, we received cash dividends of $0.8 million that were recognized as income. In 2004, we recognized income of $2.5 million and received cash distributions totaling $3.2 million from this partnership.

•	GTE Mobilnet of Texas RSA #17, which serves rural areas in and around Conroe, Texas. We own approximately 17.0% of the equity of this partnership. Because of our ownership interest in this partnership, we account for this investment under the equity method. As a result, we recognize income based on the proportion of the earnings generated by the partnership that would be allocated to us. Cash distributions are recorded as a reduction in our investment amount. For the year ended December 31, 2005, we recognized income of $1.8 million and received cash distributions of $0.3 million from this partnership. In 2004, we recognized income of $1.7 million and received cash distributions totaling $0.8 million from this partnership.
      San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both partnerships.
      In 2005, our Telephone Operations segment generated $282.3 million of revenue and $70.1 million of cash flows from operating activities. For 2004, our Telephone Operations segment generated $230.4 million of revenue and $77.0 million of cash flows from operating activities. As of December 31, 2005, our Telephone Operations had total assets of $903.2 million.
Other Operations
      Our Other Operations segment consists of the following complementary businesses:
      Public Services has provided local and long distance service and automated calling service for correctional facilities since 1990, and is currently providing service to 59 state and county correctional institutions. Additional services include fraud control, customer service, call management and technical field support. The range of customized applications include institution-specific branding, call time and dollar limits, 3-way call detection, Personal Identification Number System, call blocking and screening, public defender access, call restriction application, on-site training, fully automated collect calls, touch tone and rotary dial acceptable, inmate tested equipment and monitors and recorders. In addition, Public Services provides payphone services to approximately 319 payphones in the Illinois service area.
      In 2005 and 2004, approximately 93.0% and 92.8%, respectively, of our Public Services revenues, which were 45.5% and 42.8%, respectively, of our Other Operations revenues over the same periods were derived from a contract with the Department of Corrections of the State of Illinois. Under the contract, the State of Illinois does not pay us directly, but rather, we bill and collect revenue from the called parties and rebate commissions to the State of Illinois based on this revenue. In 2005 and 2004, the actual commissions recognized by us under this contract were approximately $10.0 million and $9.4 million, respectively. The initial term of the contract expires in June 2007, with five additional one-year extensions available at the State of Illinois’ option. We currently serve all 46 Illinois state correctional facilities pursuant to this contract.
      Operator Services offers both live and automated local and long distance operator services and national directory assistance on a wholesale and retail basis to incumbent telephone companies, competitive telephone companies, long distance companies and payphone providers. We also provide specialized message center services and corporate and governmental attendant services. We provide service 24 hours per day in two call centers using bilingual agents. McLeodUSA represented 35.5% and 48.1%, respectively, of Operator Services revenues for 2005 and 2004, which was 6.6% and 9.7%, respectively, of our Other Operations segment’s revenues over the same periods.
      Market Response provides telemarketing and order fulfillment services to customers nationwide. Our order fulfillment services provide our clients with the ability to quickly and cost-effectively meet their customers’ requests for shipment of information and products. Typically, these customers are responding to a direct-response advertising campaign by the Internet, mail or telephone. AT&T represented 47.3% and 22.2% of Market Response revenues for 2005 and 2004, respectively, which was 6.2% and 3.4%, respectively, of our Other Operations segment’s revenues over the same periods. Discover Financial Services, a new customer in 2005, represented 33.0% of our Market Response revenues for the year and 4.3% of our Other Operations segment’s revenues over the same period.
      Business Systems sells, installs and, through maintenance contracts, maintains telecommunications equipment, such as key and private branch exchange telephone systems and wiring to residential and business customers in our service area and in nearby, larger markets including Champaign, Decatur and Springfield, Illinois. This operation allows us to cross-sell our services to many of our business customers in Illinois, such as colleges, hospitals and secondary schools. Most of our Business Systems’ equipment sales are telephone systems and associated wiring to small business customers.
      Mobile Services provides one-way messaging service to residential and business customers. The basic paging capability has been supplemented with other complimentary mobile information services, including Internet, 800 service, info-text and voicemail.
      In 2005, our Other Operations segment generated $39.1 million of revenues and $2.4 million of cash flows from operating activities. In 2004, our Other Operations generated $39.2 million of revenues and $2.4 million of cash flows from operating activities. As of December 31, 2005, our Other Operations had total assets of $42.8 million.

Customers and Markets

Illinois
      Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas in an approximately 2,681 square mile area primarily in five central Illinois counties: Coles; Christian; Montgomery; Effingham; and Shelby. An exchange is a geographic area established for administration and pricing of telecommunications services. We are the incumbent provider of basic telephone services within these exchanges, with approximately 82,197 local access lines, or approximately 31 lines per square mile, as of December 31, 2005. Approximately 64% of our local access lines serve residential customers and the remainder serve business customers. Our business customers are predominantly small retail, commercial, light manufacturing and service industry accounts, as well as universities and hospitals.
      According to the U.S. Census 2000, the population in our Illinois service areas has grown slightly in the last ten years, which is consistent with our belief that these markets are mature and stable. Each of the counties in which we operate consists of predominately small town and agricultural areas with a mix of small business. Our two largest exchanges in Illinois are Mattoon and Charleston, both of which are in Coles County. Effingham, which is Effingham County’s largest town, is our third largest exchange in Illinois.

Key Illinois Market Data
      We list below selected data from the U.S. Census 2000, together with our number of local access lines in Illinois as of December 31, 2005.

	Coles	Christian	Montgomery	Effingham	Shelby	Other	Totals

2000 Census Data
County Population (2000)	53,196	35,372	30,652	34,264	22,893	n/a	176,377
County Population CAGR 1990- 2000	0.30%	0.27%	(0.03)%	0.78%	0.28%	n/a	n/a
County Median Household Income	$32,286	$36,561	$33,123	$39,379	$37,313	n/a	n/a
Market Territory (sq. miles)	531	662	585	26	520	357	2,681
Local Access Lines
Residence	16,973	11,630	9,188	4,075	5,786	4,817	52,469
Business	12,246	4,447	4,037	5,302	1,865	1,831	29,728

Total	29,219	16,077	13,225	9,377	7,651	6,648	82,197
Number of Exchanges	5	9	7	1	8	5	35

Texas
      Our 21 exchanges in Texas serve three principal geographic markets: Lufkin, Conroe, and Katy, Texas in an approximately 2,054 square mile area. Lufkin is located in east Texas and Conroe and Katy are located in the suburbs of Houston and adjacent rural areas. We are the incumbent provider of basic telephone services within these exchanges, with approximately 159,827 local access lines, or approximately 78 lines per square mile, as of December 31, 2005. As of December 31, 2005, approximately 69% of our Texas local access lines served residential customers and the remainder served business customers. Our Texas business customers are predominately manufacturing and retail industries accounts, and our largest business customers are hospitals, local governments and school districts.
      The Lufkin market is centered primarily in Angelina County in east Texas, approximately 120 miles northeast of Houston and extends into three neighboring counties. Lufkin is the largest town within this market, which also includes the towns of Diboll, Hudson and Huntington. The area is a center for the lumber industry and includes other significant industries such as education, health care, manufacturing, retail and social services.
      The Conroe market is located primarily in Montgomery County and is centered approximately 40 miles north of Houston on Interstate I-45. Parts of the Conroe operating territory extend south to within 28 miles of downtown Houston, including parts of the affluent suburb of The Woodlands. Major industries in this market include education, health care, manufacturing, retail and social services.
      The Katy market is located in parts of Fort Bend, Harris, Waller and Brazoria counties and is centered approximately 30 miles west of downtown Houston along the busy and expanding I-10 corridor. The majority of the Katy market is considered part of metropolitan Houston with major industries including administrative, education, health care, management, professional, retail, scientific and waste management services.
      The population growth within Fort Bend and Montgomery has outpaced both the Texas and U.S. national averages. According to data from the U.S. Census 2000, the population of these counties grew by 3.6% annually between 1990 and 2000. This compares to a growth rate of 1.9% for Texas and 1.2% for the United States during the same period. In addition, according to the most recent census, the weighted average median household income in our three Texas markets was $55,298, which was higher than the average for Texas, which was $39,927, and for the United States, which was $42,148.

Key Texas Market Data
      We list below selected data from the U.S. Census 2000, together with our number of local access lines in Texas as of December 31, 2005.

	Lufkin Market	Conroe Market	Katy Market
	(Angelina	(Montgomery	(Fort Bend
	County)	County)	County)	Totals

2000 Census Data
County Population (2000)	80,130	293,768	354,452	728,350
County Population CAGR 1990-2000	1.4%	4.9%	4.6%
County Median Household Income	$33,806	$50,864	$63,831	n/a
Market Territory (sq. miles)	1,080	433	541	2,054
Local Access Lines
Residence	28,861	48,803	32,585	110,249
Business	15,226	22,677	11,675	49,578

Total	44,087	71,480	44,260	159,827

Number of Exchanges	9	7	5	21

Sales and Marketing
      The key components of our overall sales and marketing strategy in our Telephone Operations segment have included the following:

•	positioning ourselves as a single point of contact for our customers’ telecommunications needs;

•	providing our customers with a broad array of voice and data services and bundling services where possible;

•	providing excellent customer service, including providing 24-hour, 7-day a week centralized customer support to coordinate installation of new services, repair and maintenance functions;

•	developing and delivering new services; and

•	leveraging our history and involvement with local communities and expanding “Consolidated Communications” and “Consolidated” brand recognition.
      Our sales and marketing strategy is focused on:

•	accelerating DSL service penetration in all of our service areas;

•	cross-selling our services;

•	developing additional services to maximize revenues and increase ARPU;

•	increasing customer loyalty through superior customer service, local presence and motivated service employees; and

•	leveraging the telemarketing, order fulfillment and directory-assistance capabilities to provide functions that were previously outsourced by our Texas telephone operations.

Telephone Operations
      Our Telephone Operations segment currently has two main sales channels: communication centers and commissioned sales people. Our customer service centers are the primary sales channels for residential and business customers with one or two phone lines, whereas commissioned sales representatives provide customized proposals to larger business customers. Our customers can also visit communications centers in Illinois for their various communications needs, including new telephone, Internet service and DVS purchases. We believe that customer service centers have helped decrease our customers’ late payments and bad debt due to their ability to pay their bills easily at these centers. Our Telephone Operations’ sales efforts are supported by direct mail, bill inserts, newspaper advertising, public relations activities, sponsorship of community events and website promotions.
      Directory Publishing is supported by a dedicated sales force, which spends a certain number of months each year focused on each of the directory markets in order to maximize the advertising sales in each directory. We believe the directory business has been an efficient tool for marketing our other services and for promoting brand development and awareness.
      Transport Services has a sales force that consists of commissioned sales people specializing in wholesale transport products.

Other Operations
      Each of our Other Operations businesses primarily use an independent sales and marketing team comprised of dedicated field sales account managers, management teams and service representatives to execute our sales and marketing strategy. These efforts are supported by attendance at industry trade shows and leadership in industry groups including the United States Telecom Association, the Associated Communications Companies of America and the Independent Telephone and Telecommunications Alliance.

Information Technology and Support Systems
      Our information technology and support systems staff is a seasoned organization that supports day-to-day operations and develops system enhancements. The technology supporting our Telephone Operations segment is centered on a core of commercially available and internally maintained systems.
      We have developed detailed plans to migrate key business processes of our Illinois and Texas telephone operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through the sharing of best practices, centralization or standardization of functions and processes and the use of technologies and systems that provide for greater efficiencies. A number of key billing, network provisioning, network management and workforce management systems of our Illinois and Texas Telephone Operations already use common software and hardware platforms, and we have successfully completed large-scale customer and billing migration projects in the last five years in both Illinois and Texas. Phase one of the end user billing project was completed in July, 2005. Phase two is currently scheduled to be completed in August 2006 and Phase three is currently scheduled to be completed in July 2007. We believe our core operating systems and hardware platform will have significant scalability.

Network Architecture and Technology
      Our local networks are based on a carrier serving area architecture. Carrier serving area architecture is a structure that allows access equipment to be placed closer to customer premises enabling the customer to be connected to the equipment over shorter copper loops than would be possible if all customers were connected directly to the carrier’s main switch. The access equipment is then connected back to that switch on a high capacity fiber circuit, resulting in extensive fiber deployment throughout the network. The access equipment is sometimes referred to as a digital loop carrier and the geographic area that it serves is the carrier serving area.
      A single engineering team is responsible for the overall architecture and interoperability of the various elements in the combined network of our Illinois and Texas telephone operations. Currently, our Texas telephone operations have a network operations center, or NOC, in Lufkin, which monitors the network performance of our telephone operations 24 hours per day, 365 days per year. This center is connected to a NOC in Mattoon, Illinois and together they function as one organization. We believe these NOCs allow our Illinois and Texas Telephone Operations to maintain high network performance standards. Our goal is to complete the functional interconnection of the Illinois and NOCs, using common network systems and platforms, which will allow us to share weekend and after-hours coverage between markets and more efficiently allocate personnel to manage fluctuations in our workload volumes. This plan is expected to be completed in the second quarter of 2006.
      Our network in Illinois is supported by three advanced 100% digital switches, with a fiber network connecting 33 of our 35 exchanges and 69 of our 103 field-deployed carriers. These switches provide all of our Illinois local telephone customers with access to custom calling features, value-added services and dial-up Internet access. In addition, approximately 94% of our total local access lines in Illinois, excluding local access lines already served by other high speed connections, are served by exchanges or carriers equipped with digital subscriber line access multiplexers, or DSLAMs, and are within distance limitations for providing DSL service. DSLAMs are devices designed to separate voice-frequency signals from DSL traffic. We have two additional switches in Illinois, one primarily dedicated to long distance service and the other primarily dedicated to Public Services and Operator Services.
      In late 2003, we commenced the network improvements needed to support the introduction of our DVS service, which is functionally similar to a digital cable television offering in our Illinois markets of Mattoon, Charleston and Effingham. We have since completed the initial capital investments including associated IP backbone projects and developed the content relationships necessary to provide these services and introduced DVS in these markets in January, 2005. Other than the provision of success-based set-top boxes to subscribers, we do not anticipate having to make any material capital upgrades to our network infrastructure in connection with our introduction of DVS in these markets. As of December 31, 2005, these services are available to approximately 19,500 of our residential customers, of whom, 2,146, or 11.0%, have subscribed to the service.
      Our network in Texas is supported by advanced 100% digital switches, with fiber network connecting all of our 21 exchanges. These switches provide all of our Texas local telephone customers with access to custom calling features. In addition, as of December 31, 2005, approximately 92% of our Texas total local access lines, excluding local access lines already served by other high speed connections, were served by exchanges or carriers equipped with DSLAMs and were within distance limitations for providing DSL service. We also dedicate a separate switch in Texas for the provision of long distance service. We expect to complete the deployment of our IP backbone in Texas in the second quarter of 2006.
      Our Texas transport network consists of approximately 2,500 route-miles of fiber optic cable. Approximately 54% of this network consists of cable sheath owned by us, either directly or through our majority-owned subsidiary East Texas Fiber Line Incorporated and a partnership partly owned by us, Fort Bend Fibernet. For most of the remaining route-miles of the network, we purchased strands on third-party fiber networks pursuant to contracts commonly known as indefeasible rights of use. In limited cases, we also lease capacity on third-party fiber networks to complete routes, in addition to these fiber routes.

Employees
      As of December 31, 2005, we had a total of 1,229 employees, of which 733 employees are located in Illinois (636 of which were full-time and 97 of which were part-time) and 496 employees are located in Texas (491 of which were full-time and 5 of which were part-time).
      Of the 733 employees located in Illinois, 291 employees are attributable to our Illinois rural telephone company. In addition, at December 31, 2005, we had 218 temporary employees hired through a local temporary employment agency in our Market Response business. In Illinois, 316 of our full-time employees and 88 of our part-time employees are represented by the International Brotherhood of Electrical Workers. Our collective bargaining agreement was renewed on November 15, 2005 for a period of three-years. We believe management currently has a good relationship with our Illinois union and non-union employees.
      Approximately 215 of the employees located in Texas are represented by a collective bargaining agreement with the Communications Workers of America. On November 4, 2004, we signed a new three-

year labor agreement with its unionized employees. In the winter of 2003, a union expansion campaign was initiated in Katy but was unsuccessful. We are not aware of any further attempts to organize employees in Texas. We believe that management currently has a good relationship with our Texas union and non-union employees.
Industry Overview and Competition

Local Exchange Market
      The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies. Traditionally, there were two predominant types of local telephone service providers, or carriers, in the telecommunications industry: incumbent telephone companies and competitive telephone companies. An independent telephone company refers to the Regional Bell Operating Companies, which were the local telephone companies created from the break up of AT&T in 1984 and incumbent telephone companies, such as Cincinnati Bell Inc. and Sprint’s local telephone division, which sell local telephone service. These incumbent telephone companies were the traditional monopoly providers of local telephone service prior to the break up of AT&T. Within the incumbent telephone company sector, there are rural telephone companies, such as our local telephone operations, that operate primarily in rural areas, and Regional Bell Operating Companies, such as AT&T and Verizon Communications. More recently, wireless and cable television providers have also begun providing local telephone service. Each of our subsidiaries that operates our local telephone businesses is classified as an incumbent telephone company and a rural telephone company under the Telecommunications Act. A competitive telephone company is a competitor to incumbent local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an incumbent telephone company.
      The most common measure of the relative size of a local telephone company, including our rural telephone companies, is the number of access lines and total connections it operates. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. An incumbent telephone company can acquire access lines either through normal growth or through a transaction with another incumbent telephone company. Total connections represents the aggregate of our total access lines, DSL subscribers and DVS subscribers. We believe the net increase or decrease in access lines and total connections incurred by an incumbent telephone company on an annual basis is a relevant measure. Local access lines, DSL subscribers and DVS subscribers represent a connection, each representing an opportunity to increase our ARPU.
      An incumbent telephone company experiences normal growth when it activates additional connections in a particular market due to increased demand for telephone Internet or television service by current customers or from new customers, such as a result of the construction of new residential or commercial buildings. Growth in access lines through transactions with other incumbent telephone companies occurs less frequently. Typically, one incumbent telephone company purchases access lines as well as the associated network infrastructure from another incumbent telephone company. Such purchases usually provide the acquiring incumbent telephone company the opportunity to expand the geographic areas it serves, rather than increasing its access lines totals in markets that it already serves.

Rural Telephone Company Cost Structure and Competition
      In general, telecommunications service in rural areas is more costly to provide than service in urban areas because the lower customer density necessitates higher capital expenditures on a per customer basis. In rural areas, local access line density is relatively low, typically less than 100 local access lines per square mile versus urban areas that can be in excess of 300 local access lines per square mile. This low customer density in rural areas means that switching and other facilities serve few customers. It also means that a given length of cable, connecting the telephone company office to end users, serves fewer customers than it would in a more densely populated area. As a result, the average operating and capital cost per line is higher for rural telephone companies than non-rural operators. An industry source estimates that the total investment cost per loop for rural operators is $5,000, compared to $3,000 for non-rural carriers. The amount is estimated to be as high as $10,000 for the smallest rural carriers. The rural telephone companies’ higher cost structure has two important consequences.
      The first consequence is that it is generally not commercially viable to overbuild in rural telephone company service territories. In urban areas, where population density is higher, some competitive telephone companies have built redundant wireline telephone networks within the incumbent provider’s service territory. These facilities-based competitive telephone companies compete with the incumbent providers on their own stand-alone networks. Because it is comparatively more expensive to build a redundant network in rural areas, overbuilding is less common in rural telephone company service territories.
      The second consequence associated with the rural telephone companies’ higher cost structure is the existence of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas. This is accomplished through two principal mechanisms. The first mechanism is through network access fees that regulators historically have allowed to be set at higher rates in rural areas than the actual cost of originating or terminating interstate and intrastate calls. The second mechanism is through explicit transfers to rural telephone companies via the universal service fund and state funds such as the Texas universal service fund.
      Furthermore, rural telephone companies face less regulatory oversight than the larger carriers and are exempt from the more burdensome interconnection requirements of the Telecommunications Act such as unbundling of network elements, information sharing and co-location.

Wireline Competition
      Despite the barriers to entry for voice services described above, rural telephone companies face some competition for voice services from new market entrants, such as cable providers, competitive telephone companies and electric utility companies. Cable providers are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, data and video communications. Electric utility companies have existing assets and low cost access to capital that may allow them to enter a market rapidly and accelerate network development. Increased competition could lead to price reductions, reduced operating margins and loss of market share. While we currently have no competition for basic voice services from cable providers and electric utilities, we anticipate that we will face competition from such providers in the future.

Wireless Competition
      Rural telephone companies are facing increasing competition for voice services from wireless carriers. In particular, the FCC’s new number portability rules may result in increased competition from wireless providers. As of May 2004, the FCC required rural telephone companies to allow consumers to move a phone number from a wireline phone to a wireless phone. Generally, rural telephone companies face less wireless competition than non-rural providers of voice services because wireless networks in rural areas are generally less developed than in urban areas. Our Texas rural telephone companies’ service areas in Conroe and Katy, Texas are exceptions to this general rule due to their proximity to Houston and, as a result, are facing increased competition from wireless service providers. Although we do not believe that wireless technology represents a significant threat to our rural telephone companies in the near term, we expect to face increased competition from wireless carriers as technology, wireless network capacity and economies of scale improve, wireless service prices continue to decline and subscribers continue to increase.

VOIP Competition
      VOIP service is increasingly being embraced by all industry participants. VOIP service essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the existing telephone system. While current VOIP applications typically complete calls using incumbent telephone company infrastructure and networks, as VOIP services obtain acceptance and market penetration and technology advances further, a greater quantity of communication may be placed without the use of the telephone system. On March 10, 2004, the FCC issued a Notice of Proposed Rulemaking with respect to IP-enabled Services. Among other things, the FCC is considering whether VOIP Services are regulated telecommunications services or unregulated information services. We cannot predict the outcome of the FCC’s rulemaking or the impact on the revenues of our rural telephone companies. The proliferation of VOIP, particularly to the extent such communications do not utilize our rural telephone companies’ networks, may result in an erosion of our customer base and loss of access fees and other funding. In November 2005, ICTC entered into an interconnection agreement with Sprint Communications, L.P., or Sprint, in which Sprint will provide interconnection services to the public switched telephone network for an affiliate of a cable television company that will eventually offer a competing telephone service in our service territory using Internet Protocol enabled technology.

Internet Competition
      The Internet services market in which we operate is highly competitive and there are few barriers to entry. Industry sources expect competition to intensify. Internet services, meaning both Internet access, wired and wireless, and on-line content services, are provided by cable providers, Internet service providers, long distance carriers and satellite-based companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies offer on-line content services consisting of access to closed, proprietary information networks. Cable providers and long distance carriers, among others, are aggressively entering the Internet access markets. Both have substantial transmission capabilities, traditionally carry data to large numbers of customers and have a billing system infrastructure that permits them to add new services. Satellite companies are also offering broadband access to the Internet. We expect that competition for Internet services will increase.

Long Distance Competition
      The long distance telecommunications market is highly competitive. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing service and quality play a role in customers’ choices.

Other Competition
      Our other lines of business are subject to substantial competition from local, regional and national competitors. In particular, our directory publishing and transport businesses operate in competitive markets. We expect that competition as a general matter in our businesses will continue to intensify as new technologies and new services are offered. Our businesses operate in a competitive environment where long-term contracts are either not the norm or have cancellation clauses that allow quick termination of the agreements. Where long-term contracts are common, they are being renewed with shorter duration terms. Customers in these businesses can and do change vendors frequently. Customer business failures and consolidation of customers through mergers and buyouts can cause loss of customers.

Related Risks
      Our ability to compete successfully in our markets will depend on several factors, including the following:

•	how well we market our existing services and develop new technologies and services;

•	the quality and reliability of our network and service; and

•	our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including a changing regulatory environment that may affect us differently from our competitors, pricing strategies by competitors, changes in consumer preferences, demographic trends and economic conditions.

      We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. In addition, we believe that the traditional dividing lines between different telecommunications services will be blurred and that mergers and strategic alliances may allow one telecommunications provider to offer increased services or access to wider geographic markets. Some or all of these risks may cause us to have to spend significantly more in capital expenditures than we currently anticipate to keep existing and attract new customers.
      Some of our voice and data competitors, such as cable providers, Internet access providers, wireless service providers and long distance carriers have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. For example, the acquisition of AT&T, one of our largest customers, by SBC, the dominant local exchange company in the areas in which our Texas rural telephone companies operate, could increase competitive pressures for our services and impact our long distance and access revenues. Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins or loss of market share.

Market and Industry Data
      Market and industry data and other information used throughout this report are based on independent industry publications, government publications, publicly available information, reports by market research firms or other published independent sources. Some data is also based on estimates of our management, which are derived from their review of internal surveys and industry knowledge. Although we believe these sources are reliable, we have not independently verified the information. In addition, we note that our market share in each of our markets or for our services is not known or reasonably obtainable given the nature of our businesses and the telecommunications market in general (for example, wireless providers both compete with and complement local telephone services).
Regulatory Environment
      The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and these changes may have an adverse effect on us in the future. See “Risk Factors — Regulatory Risks”.

Overview
      The telecommunications industry in which we operate is subject to extensive federal, state and local regulation. Pursuant to the Telecommunications Act, federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and the preservation and advancement of widely available, quality telephone service at affordable prices. At the federal level, the FCC generally exercises jurisdiction over facilities and services of local exchange carriers, such as our rural telephone companies, to the extent they are used to provide, originate or terminate interstate or international communications. State regulatory commissions, such as the ICC in Illinois and the PUCT in Texas, generally exercise jurisdiction over these facilities and services to the extent they are used to provide, originate or terminate intrastate communications. In particular, state regulatory agencies have substantial oversight over interconnection and network access by competitors of our rural telephone companies. In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks.

      The FCC has the authority to condition, modify, cancel, terminate or revoke our operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for any of these violations. In addition, the states have the authority to sanction our rural telephone companies or to revoke our certifications if we violate relevant laws or regulations.

Federal Regulation
      Our rural telephone companies must comply with the Communications Act of 1934, as amended, or the Communications Act, which requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The amendments to the Communications Act enacted in 1996 and contained in the Telecommunications Act dramatically changed, and are expected to continue to change, the landscape of the telecommunications industry.

Access Charges
      A significant portion of our rural telephone companies’ revenues come from network access charges paid by long distance and other carriers for originating or terminating calls within our rural telephone companies’ service areas. The amount of network access charge revenues our rural telephone companies receive is based on rates set by federal and state regulatory commissions, and these rates are subject to change at any time. The FCC regulates the prices our rural telephone companies may charge for the use of our local telephone facilities in originating or terminating interstate and international transmissions. The FCC has structured these prices as a combination of flat monthly charges paid by the end-users and usage sensitive charges or flat monthly rate charges paid by long distance or other carriers. Intrastate network access charges are regulated by state commissions, which in our case are the ICC and the PUCT. Our Illinois rural telephone company’s intrastate network access charges currently mirror interstate network access charges for all but one element, local switching. In contrast, in accordance with the regulatory regime in Texas, our Texas rural telephone companies may charge significantly higher intrastate network access charges than interstate network access charges.
      The FCC regulates levels of interstate network access charges by imposing price caps on Regional Bell Operating Companies, referred to as RBOC’s, and large incumbent telephone companies. These price caps can be adjusted based on various formulae, such as inflation and productivity, and otherwise through regulatory proceedings. Small incumbent telephone companies may elect to base network access charges on price caps, but are not required to do so. Our Illinois rural telephone company and Texas rural telephone companies elected not to apply federal price caps. Instead, our rural telephone companies employ rate-of-return regulation for their network interstate access charges, whereby they earn a fixed return on their investment over and above operating costs. The FCC determines the profits our rural telephone companies can earn by setting the rate-of-return on their allowable investment base, which is currently 11.25%.
      Traditionally, regulators have allowed network access rates to be set higher in rural areas than the actual cost of terminating or originating long distance calls as an implicit means of subsidizing the high cost of providing local service in rural areas. Following a series of federal circuit court decisions in 2001 ruling that subsidies must be explicit rather than implicit, the FCC began to consider various reforms to the existing rate structure for interstate network access rates as proposed by the Multi Association Group and the Rural Task Force, each of which is a consortium of various telecommunications industry groups. We believe that the states will likely mirror any FCC reforms in establishing intrastate network access charges.
      In 2001, the FCC adopted an order implementing the beginning phases of the plan of the Multi Association Group to reform the network access charge system for rural carriers. The FCC reforms reduced network access charges and shifted a portion of cost recovery, which historically was based on minutes of use and was imposed on long distance carriers, to flat-rate, monthly subscriber line charges imposed on end-user customers. While the FCC has simultaneously increased explicit subsidies through the universal service fund to rural telephone companies, the aggregate amount of interstate network access charges paid by long distance carriers to access providers, such as our rural telephone companies, has decreased and may continue to decrease. In addition, the FCC initiated a rulemaking proceeding to investigate the Multi Association Group’s proposed incentive regulation plan for small incumbent telephone companies and other means of allowing rate-of-return carriers to increase their efficiency and competitiveness.
      The FCC’s 2001 access reform order had a negative impact on the intrastate network access revenues of our Illinois rural telephone company. Under Illinois network access regulations, our Illinois rural telephone company’s intrastate network access rates mirror interstate network access rates. Illinois, however, unlike the federal system, does not provide an explicit subsidy in the form of a universal service fund. Therefore, while subsidies from the federal universal service fund offset Illinois Telephone Operations’ decrease in revenues resulting from the reduction in interstate network access rates, there was not a corresponding offset for the decrease in revenues from the reduction in intrastate network access rates. In Texas, because the intrastate network access rate regime applicable to our Texas rural telephone companies does not mirror the FCC regime, the impact of the reforms was revenue neutral. The PUCT is continuing to investigate possible changes to the structure for intrastate access charges. No changes are expected before 2007.
      In recent years, long distance carriers, such as AT&T, MCI and Sprint, have become more aggressive in disputing interstate access charge rates set by the FCC and the applicability of access charges to their telecommunications traffic. We believe that these disputes have increased in part due to advances in technology which have rendered the identity and jurisdiction of traffic more difficult to ascertain and which have afforded carriers an increased opportunity to assert regulatory distinctions and claims to lower access costs for their traffic. For example, in October 2002, AT&T filed a petition with the FCC challenging its current and prospective obligation to pay access charges to local exchange carriers for the use of their networks. The FCC rejected AT&T’s petition. In September 2003, Vonage Holdings Corporation filed a petition with the FCC to preempt an order of the Minnesota Public Utilities Commission which had issued an order requiring Vonage to comply with the Minnesota Commission’s order. The FCC determined that Vonage’s VOIP service was such that it was impossible to divide it into interstate and intrastate components without negating federal rules and policies. Accordingly, the FCC found it was an interstate service not subject to traditional state telephone regulation. While the FCC order did not specifically address the issue of the application of intrastate access charges to Vonage’s VOIP service, the fact that the service was found to be solely interstate raises that concern. We cannot predict what other actions that other long distance carriers may take before the FCC or with their local exchange carriers, including our rural telephone companies, to challenge the applicability of access charges. To date, no long distance or other carrier has made a claim to us contesting the applicability of network access charges billed by our rural telephone companies. We cannot assure you, however, that long distance or other carriers will not make such claims to us in the future nor, if such a claim is made, can we predict the magnitude of the claim. As a result of the increasing deployment of VOIP services and other technological changes, we believe that these types of disputes and claims will likely increase.
      We continue to actively participate in shaping intercarrier compensation and universal service reforms through our own efforts as well as through industry associations and coalitions.

Removal of Entry Barriers
      The central aim of the Telecommunications Act is to open local telecommunications markets to competition while enhancing universal service. Prior to the enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with an incumbent telephone company. The Telecommunications Act preempts these state and local laws.
      The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers. All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers. Local exchange carriers, including our rural telephone companies, are required to:

•	allow others to resell their services;

•	where feasible, provide number portability;

•	ensure dialing parity, whereby consumers can choose their local or long distance telephone company over which their calls will automatically route without having to dial additional digits;

•	ensure that competitors’ customers receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing;

•	afford competitors access to telephone poles, ducts, conduits and rights-of-way;

•	and establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.
Furthermore, the Telecommunications Act imposes on incumbent telephone companies, other than rural telephone companies that maintain their so-called “rural exemption”, additional obligations, by requiring them to:

•	negotiate any interconnection agreements in good faith;

•	interconnect their facilities and equipment with any requesting telecommunications carrier, at any technically feasible point, at nondiscriminatory rates and on nondiscriminatory terms and conditions;

•	provide nondiscriminatory access to unbundled network elements, commonly known as UNEs, such as local loops and transport facilities, at any technically feasible point, at nondiscriminatory rates and on nondiscriminatory terms and conditions;

•	offer their retail services for resale at discounted wholesale rates;

•	provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability;

•	and provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to UNEs at the premises of the incumbent telephone company.
      The unbundling requirements, while not applicable to our rural telephone companies as long as they maintain their rural exemption, have been some of the most controversial requirements of the Telecommunications Act. The FCC has generally required incumbent telephone companies to lease a wide range of unbundled network elements to competitive telephone companies to enable delivery of services to the competitor’s customers in combination with the competitive telephone companies’ network or as a recombined service offering on an unbundled network element platform, commonly knows as an UNEP. These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on, and resulted in customer attrition for, the incumbent telephone companies that had to comply with these requirements. A decision by the U.S. Court of Appeals for the D.C. Circuit vacated several components of the latest FCC ruling concerning incumbent telephone companies’ obligations to offer UNEs and UNEPs to competitors, effective June 30, 2004. In response to this court ruling the FCC issued revised rules on February 4, 2005 that reinstated some unbundling requirements for incumbent telephone companies that are not protected by the rural exemption but eliminated certain other unbundling requirements. Those new rules are subject to further court proceedings.

Rural Exemption
      Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and a rural telephone company under the Telecommunications Act. The Telecommu-

nications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements such as unbundling of network elements, information sharing and co-location.
      As to each of our rural telephone companies, the ICC or PUCT can remove the applicable rural exemption if the rural telephone company receives a bona fide request for full interconnection and the state commission determines that the request is technically feasible, not unduly economically burdensome and consistent with universal service requirements. Neither the ICC nor the PUCT has yet terminated, or proposed to terminate, the rural exemption for any of our rural telephone companies. If the ICC or PUCT rescinds the applicable rural exemption in whole, or in part, for any of our rural telephone companies or if the applicable state commission does not allow us adequate compensation for the costs of providing the interconnection or UNEs, our administrative and regulatory costs could significantly increase and we could suffer a significant loss of customers to existing or new competitors.

Promotion of Universal Service
      In general, telecommunications service in rural areas is more costly to provide than service in urban areas because there is a lower customer density and higher capital requirements compared to urban areas. The low customer density in rural areas means that switching and other facilities serve fewer customers and loops are typically longer requiring greater capital expenditure per customer to build and maintain. By supporting the high cost of operations in our rural markets, the federal universal service fund subsidies our rural telephone companies receive are intended to promote widely available, quality telephone service at affordable prices in rural areas. In 2005 and 2004, including payments received by TXUCV prior to the acquisition, we received $53.9 million and $51.5 million, respectively, in aggregate payments from the federal universal service fund and the Texas universal service fund.
      The administration of collections and distributions of federal universal service fund payments is performed by the National Exchange Carrier Association, or NECA, which was formed by the FCC in 1983 to perform telephone industry tariff filings and revenue distributions following the breakup of AT&T. The board of directors of NECA is comprised of representatives from the RBOCs, large and small incumbent telephone companies and other industry participants. NECA also performs various other functions including filing access charge tariffs with the FCC, collecting and validating cost and revenues data, assisting with compliance with FCC rules and processing FCC regulatory fees.
      NECA distributes federal universal service fund subsidies only to carriers that are designated as eligible telecommunications carriers, or ETCs, by a state commission. Each of our rural telephone companies has been designated as an ETC by the applicable state commission. Under the Telecommunications Act, however, competitors can obtain the same level of federal universal service fund subsidies as we do, per line served, if the ICC or PUCT, as applicable, determines that granting such federal universal service fund subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act and the FCC. A number of applications for ETC designations have been filed with the ICC during the past two years by potential competitors in Illinois. We are not aware of any having been filed in our Texas service areas. Under current rules, the subsidies received by our rural telephone companies are not affected by any such payments to competitors.
      With some limitations, incumbent telephone companies receive federal universal service fund subsidies pursuant to existing mechanisms for determining the amounts of such payments on a cost per loop basis. The FCC has adopted, with modifications, the proposed framework of the Rural Task Force for rural, high-cost universal service fund subsidies. The FCC order modifies the existing universal service fund mechanism for rural telephone companies and adopts an interim embedded, or historical, cost mechanism for a five-year period that provides predictable levels of support to rural carriers. The FCC intends to develop a long-term plan based on forward-looking costs when the five-year period expires in 2006.
      The FCC has made modifications to the universal service support system that changed the sources of support and the method for determining the level of support. These changes, which, among other things, removed the implicit support from network access charges and made it explicit support, have been, generally, revenue neutral to our rural telephone companies’ operations. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our rural telephone companies and whether it will provide for the same amount of universal service support that our rural telephone companies have received in the past. In addition, several parties have raised objections to the size of the federal universal service fund and the types of services eligible for support. A number of issues regarding the source and amount of contributions to, and eligibility for payments from, the federal universal service fund need to be resolved in the near future. The FCC recently adopted new rules making it more difficult for competitors to qualify for federal universal service subsidies.
      In December 2005, Congress suspended the application of a law called the Anti Deficiency Act to the FCC’s universal service fund until December 31, 2006. The Anti Deficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the universal service fund administrator makes commitments to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Anti Deficiency Act would apply to payments to our rural telephone companies. Congress is now considering whether to extend the current temporary legislation that exempts the universal service fund from the Anti Deficiency Act. If it does not grant this extension, however, the universal service subsidy payments to our rural telephone companies may be delayed or reduced in the future.
      We cannot predict the outcome of any FCC rulemaking or similar proceedings. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal service support received by our rural telephone companies.

State Regulation of CCI Illinois
      Illinois requires providers of telecommunications services to obtain authority from the ICC prior to offering common carrier services. Our Illinois rural telephone company is certified to provide local telephone services. In addition, Illinois Telephone Operations’ long distance, operator services and payphone services subsidiaries hold the necessary certifications in Illinois and the other states in which they operate. In Illinois, our long distance, operator services and payphone services subsidiaries are required to file tariffs with the ICC but generally can change the prices, terms and conditions stated in their tariffs on one day’s notice, with prior notice of price increases to affected customers. Our Illinois Telephone Operations other services are not subject to any significant state regulations in Illinois. Our Other Illinois Operations are not subject to any significant state regulation outside of any specific contractually imposed obligations.
      Our Illinois rural telephone company operates as a distinct company from an Illinois regulatory standpoint and is regulated under a rate of return system for intrastate revenues. Although the FCC has preempted certain state regulations pursuant to the Telecommunications Act, as explained above, Illinois retains the authority to impose requirements on our Illinois rural telephone company to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, our Illinois rural telephone company must file tariffs setting forth the terms, conditions and prices for their intrastate services and these tariffs may be challenged by third parties. Our Illinois rural telephone company has not had, however, a general rate proceeding before the ICC since 1983.
      The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and to require our Illinois rural telephone company to take other actions in order to insure that it meets its statutory obligation to provide reliable local exchange service. In particular, we were required to obtain the approval of the ICC to effect the reorganization we implemented in connection with our IPO. As part of the ICC’s review of the reorganization we implemented in connection with our IPO, the ICC imposed various conditions as part of its approval of the reorganization, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if it fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics and (2) the requirement that our Illinois rural telephone company have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. During 2006 we expect to satisfy each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.
      Any requirements or restrictions of this type could limit the amount of cash that is available to be transferred from our Illinois rural telephone company to CCI Holdings and could adversely impact our ability to meet our debt service requirements and to pay dividends on our common stock.
      The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on at least three occasions since 1985. However, the Illinois General Assembly concluded its session in May 2005 and made no changes to the current state telecommunications law except to extend the sunset date from July 1, 2005 to July 1, 2007. The governor has signed this extension into law. As a result, we expect that the Illinois General Assembly will again consider amendments to the telecommunications article of the Illinois Public Utilities Act in 2007.

Local Government Authorizations
      In Illinois, we historically have been required to obtain franchises from each incorporated municipality in which our Illinois rural telephone company operates. Effective January 1, 2003, an Illinois state statute prescribes the fees that a municipality may impose on our Illinois rural telephone company for the privilege of originating and terminating messages and placing facilities within the municipality. Illinois Telephone Operations may also be required to obtain from municipal authorities permits for street opening and construction, or operating franchises to install and expand fiber optic facilities in specified rural areas and from county authorities in unincorporated areas. These permits or other licenses or agreements typically require the payment of fees.

State Regulation of CCI Texas
      Texas requires providers of telecommunications services to obtain authority from the PUCT prior to offering common carrier services. Our Texas rural telephone companies are each certified to provide local telephone services in their respective territories. In addition, our Texas long distance and transport subsidiaries are registered with the PUCT as interexchange carriers. The transport subsidiary also has obtained from the PUCT a service provider certificate of operating authority to better assist the transport subsidiary with its operations in municipal areas. While our Texas rural telephone company services are extensively regulated by the PUCT, our other services, such as long distance and transport services, are not subject to any significant state regulation.
      Our Texas rural telephone companies operate as distinct companies from a Texas regulatory standpoint. Each Texas rural telephone company is separately regulated by the PUCT in order to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. Each Texas rural telephone company also must file and maintain tariffs setting forth the terms, conditions and prices for its intrastate services.
      Currently, both Texas rural telephone companies have immunity from adjustments to their rates, including their intrastate network access rates, due to their election of incentive regulation under the Texas Public Utilities Regulatory Act, or PURA. In order to qualify for this incentive regulation, our rural telephone companies agreed to fulfill certain infrastructure requirements and, in exchange, they are not subject to challenge by the PUCT regarding their rates, overall revenues, return on invested capital or net income.
      There are two different forms of incentive regulation designated by PURA: Chapter 58 and Chapter 59. Generally under either election, the rates, including network access rates, an incumbent telephone company may charge in connection with basic local services cannot be increased from the amount(s) on the date of election without PUCT approval. Even with PUCT approval, increases can only occur in very specific situations. Pricing flexibility under Chapter 59 is extremely limited. In contrast,

Chapter 58 allows greater pricing flexibility on non-basic network services, customer specific contracts and new services.
      Initially, both Texas rural telephone companies elected incentive regulation under Chapter 59 and fulfilled the applicable infrastructure requirements to maintain their election status. Consolidated Communications of Texas Company made its election on August 17, 1997. Consolidated Communications of Fort Bend Company made its election on May 12, 2000. On March 25, 2003, both Texas rural telephone companies changed their election status from Chapter 59 to Chapter 58. The rate freezes for basic services with respect to the current Chapter 58 elections are due to expire on March 24, 2007.
      In connection with the 2003 election by each of our Texas rural telephone companies to be governed under an incentive regulation regime, our Texas rural telephone companies were obligated to fulfill certain infrastructure requirements. While our Texas rural telephone companies have met the current infrastructure requirements, the PUCT could impose additional or other restrictions of this type in the future. Any requirements or restrictions of this type could limit the amount of cash that is available to be transferred from our rural telephone companies to Texas Holdings and could adversely impact our ability to meet our debt service requirements and repayment obligations.
      In September 2005, the Texas Legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers, created requirements for incumbent local telecommunications carriers to reduce intrastate access charges upon the deregulation of markets and directed the Texas Public Utility Commission, or the TPUC, to initiate a study of the Texas Universal Service Fund. We expect to participate in numerous TPUC proceedings in the coming months related to this new legislation, and we expect that the Texas Legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2007 Legislative session.

Texas Universal Service
      The Texas universal service fund was established within PURA and is administered by NECA. The law directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund which assists telecommunications providers in providing basic local telecommunications service at reasonable rates in high cost rural areas. The Texas universal service fund is also used to reimburse telecommunications providers for revenues lost by providing Tel-Assistance and to reimburse carriers for providing lifeline service. The Texas universal service fund is funded by a statewide charge payable by specified telecommunications providers at rates determined by the PUCT. Our Texas rural telephone companies qualify for disbursements from this fund pursuant to criteria established by the PUCT. In 2005, we received Texas universal service fund subsidies of $20.6 million, or 6.4% of our revenues. Under the new PURA rules the PUCT must review the Texas universal service fund and report back to the legislature on January, 2007. We are participating in the proceedings and do not expect any material changes to impact the fund through 2007.

Local Government Authorizations
      In Texas, incumbent telephone companies have historically been required to obtain franchises from each incorporated municipality in which our Texas rural telephone companies operate. In 1999, Texas enacted legislation generally eliminating the need for incumbent telephone companies to obtain franchises or other licenses to use municipal rights-of-way for delivering services. Payments to municipalities for rights-of-way are administered through the PUCT and through a reporting process by each incumbent telephone company and other similar telecommunications provider. Incumbent telephone companies still need to obtain permits from municipal authorities for street opening and construction, but most burdens of obtaining municipal authorizations for access to rights-of-way have been streamlined or removed.

      Our Texas rural telephone companies still operate pursuant to the terms of municipal franchise agreements in some territories served by Consolidated Communications of Fort Bend Company. As the franchises expire, they are not being renewed.

Broadband and Internet Regulatory Obligations
      In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. To date, the FCC has treated Internet Service Providers, or ISP’s, as enhanced service providers, rather than common carriers, and therefore ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal USF. As Internet services expand, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet.
      In its September 23, 2005 Order, the FCC adopted a comprehensive regulatory framework for facilities-based providers of wireline broadband Internet access service. The FCC determined that facilities-based wireline broadband Internet access service is an information service. This decision places the federal regulatory treatment of DSL service in parity with the federal regulatory treatment of cable modem service. Facilities-based wireline carriers are permitted to offer broadband Internet access transmission arrangements for wireline broadband Internet access services on a common carrier basis or a non-common carrier basis, but they must continue to provide existing wireline broadband Internet access transmission offerings, on a grandfathered basis, to unaffiliated ISPs for a one-year transition period. Wireline broadband Internet access providers must maintain their current universal service contribution levels attributable to the provision of wireline broadband Internet access service for a period of 270 days from the date of the FCC Order. If the FCC is unable to complete new contribution rules within the 270-day period, the FCC will take whatever action is necessary to preserve existing funding levels, including extending the 270-day period discussed above or expanding the contribution base.
      The emerging technology application known as VoIP can be used to carry voice communications services over a broadband Internet connection. The FCC has ruled that some VoIP arrangements are not subject to regulation as telephone services. In 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate, and it preempted the ability of the states to regulate some VoIP applications or providers. A number of state regulators have filed judicial challenges to that preemption decision. The FCC has pending a proceeding that will address the applicability of various regulatory requirements to VoIP providers, including the payment of access charges and the support of programs such as Universal Service and Enhanced-911. Expanded use of VoIP technology could reduce the access revenues received by local exchange carriers like us. We cannot predict whether or when VoIP providers may be required to pay or be entitled to receive access charges or USF support, the extent to which users will substitute VoIP calls for traditional wireline communications or the impact of the growth of VoIP on our revenues.
      Our Internet access offerings may become subject to newly adopted laws and regulations. Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing high speed access to the Internet through telephone and cable providers’ communications networks. We cannot predict the outcome of these proceedings, and they may affect our regulatory obligations and the form of competition for these services.
      Video service is lightly regulated by the FCC and state regulators. Such regulation is limited to company registration, broadcast signal call sign management, fee collection and administrative matters such as Equal Employment Opportunity reporting. DVS rates are not regulated.

Item 1A.	Risk Factors
Risks Relating to Our Common Stock
You may not receive dividends because our board of directors could, in its discretion, depart from or change our dividend policy at any time.
      We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to decrease the amount of dividends, otherwise change or revoke the dividend policy or discontinue entirely the payment of dividends. Our board could depart from or change our dividend policy, for example, if it were to determine that we had insufficient cash to take advantage of other opportunities with attractive rates of return. In addition, if we do not pay dividends, for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline.
We might not have cash in the future to pay dividends in the intended amounts or at all.
      Our ability to pay dividends, and our board of directors’ determination to maintain our dividend policy, will depend on numerous factors, including the following:

•	the state of our business, the environment in which we operate and the various risks we face, including, but not limited to, competition, technological change, changes in our industry, regulatory and other risks summarized in this prospectus;

•	changes in the factors, assumptions and other considerations made by our board of directors in reviewing and adopting the dividend policy, as described under “Dividend Policy and Restrictions” in our Prospectus dated July 21, 2005, which is not incorporated by reference in this report;

•	our future results of operations, financial condition, liquidity needs and capital resources;

•	our various expected cash needs, including interest and any future principal payments on our indebtedness, capital expenditures, taxes, costs associated with compliance with Section 404 of Sarbanes Oxley, pension and other post-retirement contributions, costs to further integrate our Illinois and Texas billing systems and certain other costs; and

•	potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.
      While our estimated cash available to pay dividends for the year ended December 31, 2005 was sufficient to pay dividends in accordance with our dividend policy, if our future estimated cash available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

•	either reduce or eliminate dividends;

•	fund dividends by incurring additional debt (to the extent we were permitted to do so under the agreements governing our then existing debt), which would increase our leverage, debt repayment obligations and interest expense and decrease our interest coverage, resulting in, among other things, reduced capacity to incur debt for other purposes, including to fund future dividend payments;

•	amend the terms of our credit agreement or indenture to permit us to pay dividends or make other payments if we are otherwise not permitted to do so;

•	fund dividends from future issuances of equity securities, which could be dilutive to our stockholders and negatively effect the price of our common stock;

•	fund dividends from other sources, such as such as by asset sales or by working capital, which would leave us with less cash available for other purposes; and

•	reduce other expected uses of cash, such as capital expenditures.
      Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and the level of any dividends we may pay in the future. In addition, if we seek to raise additional cash from additional debt incurrence or equity security issuances, we cannot assure you that such financing will be available on reasonable terms or at all. Each of the results listed above could negatively affect our results of operations, financial condition, liquidity and ability to maintain and expand our business.
You may not receive dividends because of restrictions in our debt agreements, Delaware and Illinois law and state regulatory requirements.
      Our ability to pay dividends will be restricted by current and future agreements governing our debt, including our amended and restated credit agreement and our indenture, Delaware and Illinois law and state regulatory requirements.

•	Our credit agreement and our indenture restrict our ability to pay dividends. Based on the results of operations from October 1 through December 31, 2005, we would have been able to pay a quarterly dividend of $16.7 million based on the restricted payment covenants contained in our credit agreement and indenture. This is based on the ability of the borrowers under the credit facility (CCI and Texas Holdings) to pay to CCH $16.7 million in dividends and the ability of CCH to pay to its stockholders $130.1 million in dividends under the general formula under the restricted payments covenants of the indenture, commonly referred to as the build-up amount. The amount of dividends we will be able to make under the build-up amount will be based, in part, on the amount of cash that may be distributed by the borrowers under the credit agreement to us. In addition, based on the indenture provision relating to public equity offerings, which includes our IPO that was completed July 27, 2005, we expect that we will be able to pay approximately $4.1 million annually in dividends, subject to specified conditions. This means that we could pay $4.1 million in dividends under this provision in addition to whatever we may be able to pay under the build-up amount, although a dividend payment under this provision will reduce the amount we otherwise would have available to us under the build-up amount for restricted payments, including dividends.

•	Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation law, or the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Illinois Business Corporation Act also imposes limitations on the ability of our subsidiaries that are Illinois corporations, including ICTC, to declare and pay dividends.

•	The ICC and the PUCT could require our Illinois and Texas rural telephone companies to make minimum amounts of capital expenditures and could limit the amount of cash available to transfer from our rural telephone companies to us. Our rural telephone companies are ICTC, Consolidated Communications of Fort Bend Company and Consolidated Communications of Texas Company. As part of the ICC’s review of the reorganization consummated in connection with the completion of our IPO, the ICC imposed various conditions as part of its approval of the reorganization, including (1) prohibitions on the payment of dividends or other cash transfers from ICTC, our Illinois rural telephone company, to us if it fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics for the prior reporting year and (2) the requirement that our Illinois rural telephone company have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. In addition, the Illinois Public Utilities Act prohibits the payment of dividends by ICTC, except out of earnings and earned surplus, if ICTC’s capital is or would become impaired by payment of the dividend, or if payment of the dividend would impair ICTC’s ability to render reasonable and adequate service at reasonable rates, unless the ICC otherwise finds that the public interest requires payment of the dividend, subject to any conditions imposed by the ICC. See “Dividend Policy and Restrictions — Restrictions on Payment of Dividends — State Regulatory Requirements” in our Prospectus dated July 27, 2005, which is not incorporated by reference in this report.

Because we are a holding company with no operations, we will not be able to pay dividends unless our subsidiaries transfer funds to us.
      As a holding company we have no direct operations and our principal assets are the equity interests we hold in our respective subsidiaries. In addition, our subsidiaries are legally distinct from us and have no obligation to transfer funds to us. As a result, we are dependent on the results of operations of our subsidiaries and, based on their existing and future debt agreements (such as the credit agreement), state corporation law of the subsidiaries and state regulatory requirements, their ability to transfer funds to us to meet our obligations and to pay dividends.
We expect that our cash income tax liability will increase in 2006 as a result of the use of, and limitations on, our net operating loss carryforwards, which will reduce our after-tax cash available to pay dividends and may require us to reduce dividend payments in future periods.
      Beginning in 2006, we expect that our cash income tax liability will increase, which may limit the amount of cash we have available to pay dividends. Under the Internal Revenue Code, in general, to the extent a corporation has losses in excess of taxable income in a taxable period, it will generate a net operating loss or NOL that may be carried back or carried forward and used to offset taxable income in prior or future periods. As of December 31, 2005, we have $17.0 million of federal net operating losses, net of valuation allowances, available to us to carry forward to periods beginning after December 31, 2005. The amount of an NOL that may be used in a taxable year to offset taxable income may be limited, such as when a corporation undergoes an “ownership change” under Section 382 of the Internal Revenue Code. We expect to generate taxable income in the future, which will be offset by our NOLs, subject to limitations, such as under Section 382 of the Internal Revenue Code as a result of our IPO and prior ownership changes. Once our NOLs have been used or have expired, we will be required to pay additional cash income taxes. The increase in our cash income tax liability will have the effect of reducing our after-tax cash available to pay dividends in future periods and may require us to reduce dividend payments on our common stock in such future periods.
If we continue to pay dividends at the level currently anticipated under our dividend policy, our ability to pursue growth opportunities may be limited.
      We believe that our dividend policy will limit, but not preclude, our ability to grow. If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash, and may need to seek financing, to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. The risks relating to funding any dividends, or other cash needs as a result of paying dividends, are summarized above. In addition, because we expect a significant portion of cash available will be distributed to the holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us on reasonable terms or at all.
Future sales, or the perception of future sales, of a substantial amount of our common stock may depress the price of the shares of our common stock.
      Future sales, or the perception or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. As of December 31, 2005, we had 29,775,010 shares of common stock outstanding, 15,666,666 shares of which were registered with the SEC in connection with our IPO and are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act. The remaining 14,108,344 shares of common stock owned by those of our stockholders who received their shares in the reorganization are restricted securities within the meaning of Rule 144 under the Securities Act but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. Finally, certain of our stockholders have registration rights with respect to their common stock.
      We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments.
Our organizational documents could limit or delay another party’s ability to acquire us and, therefore, could deprive our investors of the opportunity to obtain a takeover premium for their shares.
      A number of provisions in our amended and restated certificate of incorporation and bylaws will make it difficult for another company to acquire us. These provisions include, among others, the following:

•	dividing our board of directors into three classes, which results in only approximately one-third of our board of directors being elected each year;

•	requiring the affirmative vote of holders of not less than 75% of the voting power of our outstanding common stock to approve any merger, consolidation or sale of all or substantially all of our assets;

•	providing that directors may only be removed for cause and then only upon the affirmative vote of holders of not less than two-thirds of the voting power of our outstanding common stock;

•	requiring the affirmative vote of holders of not less than two-thirds of the voting power of our outstanding common stock to amend, alter, change or repeal specified provisions of our amended and restated certificate of incorporation and bylaws (other than provisions regarding stockholder approval of any merger, consolidation or sale of all or substantially all of our assets, which shall require the affirmative vote of 75% of the voting power of our outstanding common stock);

•	requiring stockholders to provide us with advance notice if they wish to nominate any persons for election to our board of directors or if they intend to propose any matters for consideration at an annual stockholders meeting; and

•	authorizing the issuance of so-called “blank check” preferred stock without stockholder approval upon such terms as the board of directors may determine.
      We are also subject to laws that may have a similar effect. For example, federal and Illinois telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval. Similarly, section 203 of the DGCL prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.
The concentration of the voting power of our common stock ownership could limit your ability to influence corporate matters.
      On December 31, 2005, Central Illinois Telephone and Providence Equity owned approximately 18.9% and 12.7% of our common stock, respectively. In addition, our management and key employees also owned approximately 3.7%. As a result, these investors will be able to significantly influence all matters requiring stockholder approval, including the ability to:

•	elect a majority of the members of our board of directors;

•	enter into significant corporate transactions, such as a merger or other sale of our company or its assets, or to prevent any such transaction;

•	enter into acquisitions that increase our amount of indebtedness or sell revenue-generating assets;

•	determine our corporate and management policies;

•	amend our organizational documents; and

•	other matters submitted to our stockholders for approval.
      This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that other stockholders do not view as beneficial, which may adversely affect the market price of our common stock.
Central Illinois Telephone and Providence Equity may have conflicts of interests with you or us in the future, including by making investments in companies that compete with us, competing with us for acquisition opportunities or otherwise taking actions that further their interests but which might involve risks to, or otherwise adversely affect, us or you.
      While we do not believe Central Illinois Telephone and Providence Equity currently hold interests in companies that compete with us, they may make investments in companies in the future and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. These other investments may:

•	create competing financial demands on these investors;

•	create potential conflicts of interest; and

•	require efforts consistent with applicable law to keep the other businesses separate from our operations.
      Central Illinois Telephone and Providence Equity may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Furthermore, these equity investors also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our common stockholders. In addition, their rights to vote or dispose of equity interests in our company are not subject to restrictions in favor of our company other than as may be required by applicable law.
As a public company we are required to comply with new laws, regulations and requirements, which have increased our expenses and administrative workload and occupy a significant amount of the time of our board of directors, management and our officers.
      As a public company with listed equity securities, we are required to comply with additional laws, regulations and requirements, such as the Sarbanes-Oxley Act of 2002, related SEC regulations and requirements of The Nasdaq Stock Market, Inc., or Nasdaq, that we did not need to comply with as a private company. Complying with new statutes, regulations and requirements has occupied and will continue to occupy a significant amount of the time of our board of directors, management and our officers and has increased our costs and expenses. In addition, these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be unable to provide the required financial information in a timely and reliable manner and may be subject to sanctions by regulatory authorities. The perception of these matters could cause our share price to fall.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and Nasdaq are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the December 31, 2006 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could adversely affect our financial results or investors’ confidence us, and could cause our stock price to fall. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and Nasdaq. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner. The perception of these matters could cause our share price to fall.
      To date we have incurred operating costs in implementing the requirements under Section 404 of the Sarbanes-Oxley Act and we expect to incur additional operating expenses in connection with the completion of our initial implementation and assessment and the auditor attestation with respect to fiscal year 2006, as well as in meeting the requirements relating to internal control over financial reporting in the future. We cannot assure you that the operating expenses we actually incur will not exceed our expectations, both relating to fiscal year 2006 and subsequent periods.
Risks Relating to Our Indebtedness and Our Capital Structure
We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends.
      We have a significant amount of debt outstanding. As of December 31, 2005, we had $555.0 million of total long-term debt outstanding and $199.2 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

•	requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, which payments we currently expect to be approximately $37.0 to $38.0 million in 2006, thereby reducing funds available for operations, future business opportunities and other purposes and/or dividends on our common stock;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making it more difficult for us to satisfy our debt and other obligations;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
      We cannot assure you that we will generate sufficient revenues to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay dividends to our stockholders.
      Subject to the restrictions in our indenture and credit agreement, we may be able to incur additional debt. As of December 31, 2005, we would have been able to incur approximately $121.2 million of additional debt. Although our indenture and credit agreement contain restrictions on our ability to incur additional debt, these restrictions are subject to a number of important exceptions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would likely increase.
We will require a significant amount of cash to service and repay our debt and to pay dividends on our common stock, and our ability to generate cash depends on many factors beyond our control.
      We currently expect our cash interest expense to be approximately $37.0 to $38.0 million in fiscal year 2006. Our ability to make payments on our debt and to pay dividends on our common stock will depend on our ability to generate cash in the future, which will depend on many factors beyond our control. We cannot assure you that:

•	our business will generate sufficient cash flow from operations to service and repay our debt, pay dividends on our common stock and to fund working capital and planned capital expenditures;

•	future borrowings will be available under our credit facilities or any future credit facilities in an amount sufficient to enable us to repay our debt and pay dividends on our common stock; or

•	we will be able to refinance any of our debt on commercially reasonable terms or at all.
      If we cannot generate sufficient cash from our operations to meet our debt service and repayment obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions. If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the lenders under our credit facilities to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under our indenture. If the amounts outstanding under our credit facilities or our senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
Our indenture and credit agreement contain covenants that limit the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking other corporate actions.
      Our indenture and credit agreement impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our subsidiaries that are restricted by these agreements to:

•	incur additional debt and issue preferred stock;

•	make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock;

•	make investments and prepay or redeem debt;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	make capital expenditures;

•	engage in business other than telecommunications businesses; and

•	consolidate or merge.
      In addition, our credit agreement requires, and any future credit agreements may require, us to comply with specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions:

•	limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.
      In the event of a default under the amended and restated credit agreement, the lenders could foreclose on the assets and capital stock pledged to them.
      A breach of any of the covenants contained in our credit agreement, or in any future credit agreements, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture. If the amounts outstanding under our credit facilities or our senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
Because we expect to need to refinance our existing debt, we face the risks of either not being able to do so or doing so at a higher interest expense.
      Our senior notes mature in 2012 and our credit facilities mature in full in 2011. We may not be able to refinance our senior notes or renew or refinance our credit facilities, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the credit agreement. In addition, our interest expense may increase significantly if we refinance our senior notes, which bear interest at 9 3/4 % per year, or our amended and restated credit facilities, which bear interest at the London interbank offered rate, or LIBOR, plus 1.75% per year, on terms that are less favorable to us than the existing terms of our senior notes or credit facilities, which could impair our ability to pay dividends.
Relating to Our Business
The telecommunications industry is generally subject to substantial regulatory changes, rapid development and introduction of new technologies and intense competition that could cause us to suffer price reductions, customer losses, reduced operating margins or loss of market share.
      The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•	substantial regulatory change due to the passage and implementation of the Telecommunications Act, which included changes designed to stimulate competition for both local and long distance telecommunications services;

•	rapid development and introduction of new technologies and services;

•	increased competition within established markets from current and new market entrants that may provide competing or alternative services;

•	the blurring of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long distance, wireless, cable, data and Internet services; and

•	an increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets.
      We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these risks may cause us to have to spend significantly more in capital expenditures than we currently anticipate to keep existing, and attract new, customers.
      Many of our voice and data competitors, such as cable providers, Internet access providers, wireless service providers and long distance carriers have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. For example, the acquisition of AT&T, one of our largest customers, by SBC, the dominant local exchange company in the areas in which our Texas rural telephone companies operate, could increase competitive pressures for our services and impact our long distance and access revenues. Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins or loss of market share.
The use of new technologies by other, existing companies may increase our costs and cause us to lose customers and revenues.
      The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. Technological developments may reduce the competitiveness of our services and require unbudgeted upgrades, significant capital expenditures and the procurement of additional services that could be expensive and time consuming. New services arising out of technological developments may reduce the competitiveness of our services. If we fail to respond successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and revenues and be limited in our ability to attract new customers or sell new services to our existing customers. The successful development of new services, which is an element of our business strategy, is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services, which would reduce our profitability. We cannot predict the effect of these changes on our competitive position, costs or our profitability.
      In addition, part of our marketing strategy is based on market acceptance of DSL and DVS. We expect that an increasing amount of our revenues will come from providing DSL and DVS. The market for high-speed Internet access is still developing, and we expect current competitors and new market entrants to introduce competing services and to develop new technologies. Likewise, the ability to deliver high quality video service over traditional telephone lines is a new development that has not yet been proven. The markets for these services could fail to develop, grow more slowly than anticipated or become saturated with competitors with superior pricing or services. In addition, our DSL and DVS offerings may become subject to newly adopted laws and regulations. We cannot predict the outcome of these regulatory developments or how they may affect our regulatory obligations or the form of competition for these services. As a result, we could have higher costs and capital expenditures, lower revenues and greater competition than expected for DSL and DVS services.

If we are not successful in integrating TXUCV, we may have higher costs and fail to achieve expected cost savings, among other things.
      Our future success, and thus our ability to pay interest and principal on our indebtedness and dividends on our common stock will depend in part on our ability to integrate TXUCV into our business. Since the closing of the TXUCV acquisition, we have incurred approximately $14.4 in operating expenses associated with the integration and restructuring of TXUCV. These integration and restructuring costs are in addition to the additional costs associated with completing the integration of our Illinois and Texas billing systems and certain ongoing costs we expect to incur to expand certain administrative functions, such as those relating to SEC reporting and compliance and do not take into account other potential cost savings and expenses of the TXUCV acquisition. The integration of TXUCV involves numerous risks, including the following:

•	greater demands on our management and administrative resources;

•	difficulties and unexpected costs in integrating the operations, personnel, services, technologies and other systems of our Illinois and Texas operations;

•	possible unexpected loss of key employees, customers and suppliers;

•	unanticipated liabilities and contingencies of TXUCV and its business;

•	unexpected costs of integrating the management and operation of the two businesses; and

•	failure to achieve expected cost savings.
      These challenges and uncertainties could increase our costs and cause our management to spend less time than expected executing our business strategy. We may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the acquisition. To the extent that we make any additional acquisitions in the future, these risks would likely be exacerbated.
      We may become responsible for unexpected liabilities or other contingencies that we did not discover in the course of performing due diligence in connection with the TXUCV acquisition. Under the stock purchase agreement, the parent company of TXUCV agreed to indemnify us against certain undisclosed liabilities. We cannot assure you, however, that any indemnification will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any possible liabilities associated with the acquisition. Any of these contingencies, individually or in the aggregate, could increase our costs.
Our possible pursuit of acquisitions is expensive, may not be successful and, even if it is successful, may be more costly than anticipated.
      Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates is expensive and may not be successful. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial and other resources than us. Whether or not any particular acquisition is closed successfully, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to accomplish them, which would detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the FCC, the ICC, or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.
      If we are successful in closing any acquisitions, we would face several risks in integrating them, including those listed above regarding the risks of integrating TXUCV. In addition, any due diligence we perform may not prove to have been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct prior experience or in generating expected revenue and cash flow from the acquired companies or assets. The risks identified above may make it more challenging and costly to integrate TXUCV if we have not done so fully by the time of any new acquisition.
      Currently, we are not pursuing any acquisitions or other strategic transactions. But, if any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.
Poor economic conditions in our service areas in Illinois and Texas could cause us to lose local access lines and revenues.
      Substantially all of our customers and operations are located in Illinois and Texas. The customer base for telecommunications services in each of our rural telephone companies’ service areas in Illinois and Texas is small and geographically concentrated, particularly for residential customers. Due to our geographical concentration, the successful operation and growth of our business is primarily dependent on economic conditions in our rural telephone companies’ service areas. The economies of these areas, in turn, are dependent upon many factors, including:

•	demographic trends;

•	in Illinois, the strength of the agricultural markets and the light manufacturing and services industries, continued demand from universities and hospitals and the level of government spending; and

•	in Texas, the strength of the manufacturing, health care, waste management and retail industries and continued demand from schools and hospitals.
      Poor economic conditions and other factors beyond our control in our rural telephone companies’ service areas could cause a decline in our local access lines and revenues.
A system failure could cause delays or interruptions of service, which could cause us to lose customers.
      In the past, we have experienced short, localized disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. To be successful, we will need to continue to provide our customers reliable service over our network. The principal risks to our network and infrastructure include:

•	physical damage to our central offices or local access lines;

•	disruptions beyond our control;

•	power surges or outages; and

•	software defects.
      Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses, and thereby adversely affect our business, revenue and cash flow.
Loss of a large customer could reduce our revenues. In addition, a significant portion of our revenues from the State of Illinois is based on contracts that are favorable to the government.
      Our success depends in part upon the retention of our large customers such as AT&T and the State of Illinois. AT&T accounted for 5.0% and the State of Illinois accounted for 5.8% of our revenues during 2005, and 5.0% and 7.4% of our revenues for December 31, 2004, respectively. In general, telecommunications companies such as ours face the risk of losing customers as a result of contract expiration, merger or acquisition, business failure or the selection of another provider of voice or data services. In addition, we generate a significant portion of our operating revenues from originating and terminating long distance and international telephone calls for carriers such as AT&T and MCI, which have recently been acquired or experienced substantial financial difficulties. We cannot assure you that we will be able to retain long-term relationships or secure renewals of short-term relationships with our customers in the future.
      In 2005 and 2004, 46.2% and 49.6%, respectively, of our Other Operations revenues were derived from our relationships with various agencies of the State of Illinois, principally the Department of Corrections through Public Services. Our relationship with the Department of Corrections accounted for 93.0% and 92.8%, respectively, of our Public Services revenues during 2005 and 2004. Our predecessor’s relationship with the Department of Corrections has existed since 1990 despite changes in government administrations. Nevertheless, obtaining contracts from government agencies is challenging, and government contracts, like our contracts with the State of Illinois, often include provisions that are favorable to the government in ways that are not standard in private commercial transactions. Specifically, each of our contracts with the State of Illinois:

•	includes provisions that allow the respective state agency to terminate the contract without cause and without penalty under some circumstances;

•	is subject to decisions of state agencies that are subject to political influence on renewal;

•	gives the State of Illinois the right to renew the contract at its option but does not give us the same right; and

•	could be cancelled if state funding becomes unavailable.
      The failure of the State of Illinois to perform under the existing agreements for any reason, or to renew the agreements when they expire, could have a material adverse effect on our revenues. For example, the State of Illinois, which represented 40.8% of the revenues of our Market Response business for 2004, awarded the renewal of the Illinois State Toll Highway Authority contract, the sole source of those revenues, to another provider.
If we are unsuccessful in obtaining and maintaining necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.
      We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments and transit authorities. We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms whether in existing or new service areas. Some of the agreements relating to these rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. If any of our rights-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from under the affected rights-of-way or relocate or abandon our networks. We may not be able to maintain all of our existing rights-of-way and permits or obtain and maintain the additional rights-of-way and permits needed to implement our business plan. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under the amended and restated credit agreement and other credit agreements we may enter into in the future and, as a result, other agreements governing our debt. As a result of the above, our operations may be interrupted and we may need to find alternative rights-of-way and make unexpected capital expenditures.
We are dependent on third party vendors for our information and billing systems. Any significant disruption in our relationship with these vendors could increase our costs and affect our operating efficiencies.
      Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third party vendors to provide all of our information and processing systems. Some of our billing, customer service and management information systems have been developed by third parties for us and may not perform as anticipated. In addition, our plans for developing and implementing our information and billing systems rely primarily on the delivery of products and services by third party vendors. Our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process orders or bill our customers. Since we rely on third party vendors to provide some of these services, any switch in vendors could be costly and affect operating efficiencies.
The loss of key management personnel, or the inability to attract and retain highly qualified management and other personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.
      Our success depends upon the talents and efforts of key management personnel, many of whom have been with our company and our industry for decades, including Mr. Lumpkin, Robert J. Currey, Steven L. Childers, Joseph R. Dively, Steven J. Shirar, C. Robert Udell, Jr. and Christopher A. Young. There are no employment agreements with any of these senior managers. The loss of any such management personnel, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.
Regulatory Risks
The telecommunications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us.
      Our main sources of revenues are our local telephone businesses in Illinois and Texas. The laws and regulations governing these businesses may be, and in some cases have been, challenged in the courts, and could be changed by Congress, state legislatures or regulators at any time. In addition, new regulations could be imposed by federal or state authorities increasing our operating costs or capital requirements or that are otherwise adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause us to lose customers to competitors and decrease our revenues, increase our costs and decrease profitability.
Our rural telephone companies could lose their rural status under interconnection rules, which would increase our costs and could cause us to lose customers and the associated revenues to competitors.
      The Telecommunications Act imposes a number of interconnection and other requirements on local communications providers, including incumbent telephone companies. Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and is also classified as a rural telephone company under the Telecommunications Act. The Telecommunications Act exempts rural telephone companies from some of the more burdensome interconnection requirements such as unbundling of network elements and sharing information and facilities with other communications providers. These unbundling requirements and the obligation to offer unbundled network elements, or UNEs, to competitors, impose substantial costs on, and result in customer attrition for, the incumbent telephone companies that must comply with these requirements. The ICC or the PUCT can terminate the applicable rural exemption for each of our rural telephone companies if it receives a bona fide request for full interconnection from another telecommunications carrier and the state commission determines that the request is technically feasible, not unduly economically burdensome and consistent with universal service requirements. Neither the ICC nor the PUCT has yet terminated, or proposed to terminate, the rural exemption for any of our rural telephone companies. If the ICC or PUCT terminates the applicable rural exemption in whole or in part for any of our rural telephone companies, or if the applicable state commission does not allow us adequate compensation for the costs of providing the interconnection or

UNEs, our administrative and regulatory costs could increase significantly and we could suffer a significant loss of customers and revenues to existing or new competitors.
Legislative or regulatory changes could reduce or eliminate the revenues our rural telephone companies receive from network access charges.
      A significant portion of our rural telephone companies’ revenues come from network access charges paid by long distance and other carriers for originating or terminating calls in our rural telephone companies’ service areas. The amount of network access charge revenues that our rural telephone companies receive is based on interstate rates set by the FCC and intrastate rates set by the ICC and PUCT. The FCC has reformed, and continues to reform, the federal network access charge system, and the states, including Illinois and Texas, often establish intrastate network access charges that mirror or otherwise interrelate with the federal rules.
      Traditionally, regulators have allowed network access rates to be set higher in rural areas than the actual cost of originating or terminating calls as an implicit means of subsidizing the high cost of providing local service in rural areas. In 2001, the FCC adopted rules reforming the network access charge system for rural carriers, including reductions in per-minute access charges and increases in both universal service fund subsidies and flat-rate, monthly per line charges on end-user customers. Our Illinois rural telephone company’s intrastate network access rates mirror interstate network access rates. Illinois does not provide, however, an explicit subsidy in the form of a universal service fund applicable to our Illinois rural telephone company. As a result, while subsidies from the federal universal service fund have offset Illinois Telephone Operations’ decrease in revenues resulting from the reduction in interstate network access rates, there was not a corresponding offset for the decrease in revenues from the reduction in intrastate network access rates.
      The FCC is currently considering even more sweeping potential changes in network access charges. Depending on the FCC’s decisions, our current network access charge revenues could be reduced materially, and we do not know whether increases in other revenues, such as federal or Texas subsidies and monthly line charges, will be sufficient to offset any such reductions. The ICC and the PUCT also may make changes in our intrastate network access charges, which may also cause reductions in our revenues. To the extent any of our rural telephone companies become subject to competition and competitive telephone companies increase their operations in the areas served by our rural telephone companies, a portion of long distance and other carriers’ network access charges will be paid to our competitors rather than to our companies. In addition, the compensation our companies receive from network access charges could be reduced due to competition from wireless carriers.
      In addition, VOIP services are increasingly being embraced by cable companies, incumbent telephone companies, competitive telephone companies and long distance carriers. The FCC is considering whether VOIP services are regulated telecommunications services or unregulated information services and is considering whether providers of VOIP services are obligated to pay access charges for calls originating or terminating on incumbent telephone company facilities. We cannot predict the outcome of the FCC’s rulemaking or the impact on the revenues of our rural telephone companies. The proliferation of VOIP, particularly to the extent such communications do not utilize our rural telephone companies’ networks, may cause significant reductions to our rural telephone companies’ network access charge revenues.
We believe telecommunications carriers, such as long distance carriers or VOIP providers, are disputing and/or avoiding their obligation to pay network access charges to rural telephone companies for use of their networks. If carriers successfully dispute or avoid the applicability of network access charges, our revenues could decrease.
      In recent years, telecommunications carriers, such as long distance carriers or VOIP providers, have become more aggressive in disputing interstate access charge rates set by the FCC and the applicability of network access charges to their telecommunications traffic. We believe that these disputes have increased in part due to advances in technology that have rendered the identity and jurisdiction of traffic more difficult to ascertain and that have afforded carriers an increased opportunity to assert regulatory distinctions and claims to lower access costs for their traffic. As a result of the increasing deployment of VOIP services and other technological changes, we believe that these types of disputes and claims will likely increase. In addition, we believe that there has been a general increase in the unauthorized use of telecommunications providers’ networks without payment of appropriate access charges, or so-called “phantom traffic”, due in part to advances in technology that have made it easier to use networks without having to pay for the traffic. As a general matter, we believe that this phantom traffic is due to unintended usage and, in some cases, fraud. We cannot assure you that there will not be material claims made against us contesting the applicability of network access charges billed by our rural telephone companies or continued or increased phantom traffic that uses our network without paying us for it. If there is a successful dispute or avoidance of the applicability of network access charges, our revenues could decrease.
Legislative or regulatory changes could reduce or eliminate the government subsidies we receive.
      The federal and Texas state system of subsidies, from which we derive a significant portion of our revenues, are subject to modification. Our rural telephone companies receive significant federal and state subsidy payments.

•	For the year ended December 31, 2005, we received an aggregate $53.9 million from the federal universal service fund and the Texas universal service fund, which comprised 16.8% of our revenues for the year.

•	In 2004, we received an aggregate of $51.5 million from the federal universal service fund and the Texas universal service fund, which comprised 15.9% of our revenues in 2004, after giving effect to the TXUCV acquisition.
      During the last two years, the FCC has made modifications to the federal universal service fund system that changed the sources of support and the method for determining the level of support recipients of federal universal service fund subsidies receive. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our rural telephone companies and whether we will continue to receive the same amount of federal universal service fund support that our rural telephone companies have received in the past. The FCC is also currently considering a number of issues regarding the source and amount of contributions to, and eligibility for payments from, the federal universal service fund, and these issues may also be the subject of legislative amendments to the Telecommunications Act.
      In December 2004, Congress suspended the application of a law called the Urgent Deficiency Act to the FCC’s universal service fund until December 31, 2005. The Urgent Deficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the universal service fund administrator makes commitments to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Urgent Deficiency Act would apply to payments to our rural telephone companies. Congress is now considering whether to extend the current temporary legislation that exempts the universal service fund from the Urgent Deficiency Act. If it does not grant this extension, however, the universal service subsidy payments to our rural telephone companies may be delayed or reduced in the future. We cannot predict the outcome of any federal or state legislative action or any FCC, PUCT or ICC rulemaking or similar proceedings. If our rural telephone companies do not continue to receive federal and state subsidies, or if these subsidies are reduced, our rural telephone companies will likely have lower revenues and may not be able to operate as profitably as they have historically. In addition, if the number of local access lines that our rural telephone companies serve increases, under the rules governing the federal universal service fund, the rate at which we can recover certain federal universal service fund payments may decrease. This may have an adverse effect on our revenues and profitability.
      In addition, under the Telecommunications Act, our competitors can obtain the same level of federal universal service fund subsidies as we do if the ICC or PUCT, as applicable, determines that granting these subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act and the FCC. Under current rules, any such payments to our competitors would not affect the level of subsidies received by our rural telephone companies, but they would facilitate competitive entry into our rural telephone companies’ service areas and our rural telephone companies may not be able to compete as effectively or otherwise continue to operate as profitability.
The high costs of regulatory compliance could make it more difficult for us to enter new markets, make acquisitions or change our prices.
      Regulatory compliance results in significant costs for us and diverts the time and effort of management and our officers away from running our business. In addition, because regulations differ from state to state, we could face significant costs in obtaining information necessary to compete effectively if we try to provide services, such as long distance services, in markets in different states. These information barriers could cause us to incur substantial costs and to encounter significant obstacles and delays in entering these markets. Compliance costs and information barriers could also affect our ability to evaluate and compete for new opportunities to acquire local access lines or businesses as they arise.
      Our intrastate services are also generally subject to certification, tariff filing and other ongoing state regulatory requirements. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses. If successful, these challenges could adversely affect the rates that we are able to charge to customers, which would negatively affect our revenues.
Legislative and regulatory changes in the telecommunications industry could raise our costs by facilitating greater competition against us and reduce potential revenues.
      Legislative and regulatory changes in the telecommunications industry could adversely affect our business by facilitating greater competition against us, reducing our revenues or raising our costs. For example, federal or state legislatures or regulatory commissions could impose new requirements relating to standards or quality of service, credit and collection policies, or obligations to provide new or enhanced services such as high-speed access to the Internet or number portability, whereby consumers can keep their telephone number when changing carriers. Any such requirements could increase operating costs or capital requirements.
      The Telecommunications Act provides for significant changes and increased competition in the telecommunications industry. This federal statute and the related regulations remain subject to judicial review and additional rulemakings of the FCC, as well as to implementing actions by state commissions.
      Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing high speed access to the Internet through telephone and cable providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services which could have a material adverse effect on our revenues.
“Do not call” registries may increase our costs and limit our ability to market our services.
      Our Market Response business is subject to various federal and state “do not call” list requirements. Recently, the FCC and the Federal Trade Commission, or FTC, amended their rules to provide for a national “do not call” registry. Under these new federal regulations, consumers may have their phone numbers added to the national registry and telemarketing companies, such as our Market Response business, are prohibited from calling anyone on that registry other than for limited exceptions. In September 2003, telemarketers were given access to the registry and are now required to compare their call lists against the national “do not call” registry at least once every 31 days. We are required to pay a fee to access the registry on a quarterly basis. This rule may restrict our ability to market our services effectively to new customers. Furthermore, compliance with this new rule may prove difficult, and we may incur penalties for improperly conducting our marketing activities.
Because we are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety, we may face significant liabilities or compliance costs in the future.
      Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to, the management, storage and disposal of hazardous materials, asbestos, petroleum products and other regulated materials. We also are subject to environmental laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including the following:

•	Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and remediating any actual or threatened environmental contamination at currently and formerly owned or operated properties, and those of our predecessors, and for contamination associated with disposal by us or our predecessors of hazardous materials at third party disposal sites. Hazardous materials may have been released at certain current or formerly owned properties as a result of historic operations.

•	The presence of contamination can adversely affect the value of our properties and our ability to sell any such affected property or to use it as collateral.

•	We could be held responsible for third party property damage claims, personal injury claims or natural resource damage claims relating to any such contamination.

•	The cost of complying with existing environmental requirements could be significant.

•	Adoption of new environmental laws or regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet identified environmental liabilities.

•	Future acquisitions of businesses or properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters.

•	In addition, environmental laws regulating wetlands, endangered species and other land use and natural resource issues may increase costs associated with future business or expansion opportunities, delay, alter or interfere with such plans, or otherwise adversely affect such plans.
      As a result of the above, we may face significant liabilities and compliance costs in the future.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      Our headquarters and most of the administrative offices for our Telephone Operations are located in Mattoon, Illinois.

      The properties that we lease are pursuant to leases that expire at various times between 2005 and 2015. The following charts summarize the principal facilities owned or leased by us as of December 31, 2005.

Illinois		Owned/	Approx.
Properties	Primary Use	Leased	Sq. Ft.

Charleston	Illinois Telephone Operations Communications Center and Market Response Offices(1)	Leased	33,987
Effingham	Office and Illinois Telephone Operations Communications Center	Leased	2,500
Mattoon	Sales and Administration Office(1)	Leased	30,687
Mattoon	Corporate Headquarters(1)	Leased	49,054
Mattoon	Operator Services and Operations	Owned	36,263
Mattoon	Archive	Owned	9,097
Mattoon	Operations and Distribution Center(1)	Leased	30,883
Mattoon	Communications Center	Leased	5,677
Mattoon	Market Response Order Fulfillment(2)	Leased	20,000
Mattoon	Office	Owned	10,086
Taylorville	Operations and Branch Distribution Center(1)	Leased	14,655
Taylorville	Office and Illinois Telephone Operations Communications Center	Owned	15,934
Taylorville	Operator Services Call Center(2)	Leased	11,500

Texas		Owned/	Approx.
Properties	Primary Use	Leased	Sq. Ft.

Brookshire	Office	Owned	4,400
Conroe	Regional Office	Owned	51,875
Conroe	Warehouse & Plant	Owned	28,500
Conroe	Office	Owned	10,650
Irving	Office	Leased	44,060
Dallas	Current Texas Headquarters — Administration	Leased	5,997
Katy	Regional Office	Owned	6,500
Katy	Office (Electric Shop)	Owned	1,600
Katy	Warehouse	Owned	13,983
Katy	Office	Owned	5,733
Lufkin	Regional Office	Owned	30,145
Lufkin	Business Office	Owned	23,190
Lufkin	Warehouse	Owned	14,240
Lufkin	Office and Data Center	Owned	11,920
Lufkin	Office	Owned	8,000
Lufkin	Office and Parking Area	Owned	7,925
Needville	Office	Owned	6,649
Rosenberg	Storage	Leased	10,000

(1)	In 2002, we sold these facilities to, and leased them back from, LATEL, LLC, or LATEL, an entity affiliated with Mr. Lumpkin.

(2)	All properties listed above other than these two properties are used by both our Telephone Operations and Other Operations. These two properties are used by our Other Operations only.
      In addition to the facilities listed above we own or have the right to use 489 additional properties consisting of cabinet/pop sites, central offices, remote switching sites and buildings, tower sites, small offices, storage sites and parking lots. Some of the facilities listed above also serve as central office locations.
      We expect to continue to execute our current strategy of moving all employees into owned space, with the exception of the offices in Irving and the long distance switch location in Dallas, and canceling or subletting leased office space. We have recently initiated legal proceedings to terminate our office lease in Irving, Texas. We do not believe, however, that any liability that may result from such lease termination would have a material adverse effect on our results of operations or financial condition in Texas.

Item 3.	Legal Proceedings
      We currently are, and from time to time may be, subject to claims arising in the ordinary course of business. However, we are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders in 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is quoted on the NASDAQ, Inc.’s National Market under the symbol “CNSL.” As of March 20, 2006 we had 131 stockholders of record. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Dividends declared and the high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated:

			Dividends
Quarter Ended	High	Low	Declared

September 30, 2005 (beginning July 27, 2005)	$15.10	$13.20	$0.41
December 31, 2005	$14.14	$12.00	$0.39
Dividend Policy and Restrictions
      Our board of directors has adopted a dividend policy, based on numerous assumptions and considerations that were summarized in our prospectus dated July 21, 2005, that reflects its judgment that our stockholders would be better served if we distributed to them a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business or to make acquisitions. The expected cash needs referred to above include interest and any future principal payments on our indebtedness, capital expenditures, taxes, costs associated with compliance with Section 404 of Sarbanes-Oxley, pension and other post-retirement contributions, costs to further integrate our Illinois and Texas billing systems and certain other costs.
      We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2006, but only if and to the extent declared by our board of directors and subject to various restrictions on our ability to do so. In accordance with our dividend policy, we paid an initial dividend of $0.4089 per share (representing a pro rata portion of the expected dividend for the first year following our IPO on November 1, 2005) to stockholders of record as of October 15, 2005. On December 21, 2005, our board of directors declared a dividend of $0.38738 per share that was paid on February 1, 2006 to stockholders of record as of January 15, 2006. Prior to announcing these dividends, we had no history of paying dividends on our common stock. Dividends on our common stock are not cumulative.

      Although it is our current intention to pay quarterly dividends at an annual rate of $1.5495 per share for 2006, stockholders may not receive dividends in the future, as a result of any of the following factors:

•	Nothing requires us to pay dividends.

•	While our current dividend policy contemplates the distribution of a substantial portion of the cash generated by our business in excess of our expected cash needs, this policy could be changed or revoked by our board of directors at any time, for example, if it were to determine that we had insufficient cash to take advantage of other opportunities with attractive rates of return.

•	Even if our dividend policy is not changed or revoked, the actual amount of dividends distributed under this policy, and the decision to make any distributions, is entirely at the discretion of our board of directors.

•	The amount of dividends distributed will be subject to covenant restrictions in the agreements governing our debt, including our indenture and our amended and restated credit agreement, and in agreements governing any future debt.

•	We might not have sufficient cash in the future to pay dividends in the intended amounts or at all. Our ability to generate this cash will depend on numerous factors, including the state of our business, the environment in which we operate and the various risks we face, changes in the factors, assumptions and other considerations made by our board of directors in reviewing and adopting the dividend policy, our future results of operations, financial condition, liquidity needs and capital resources and our various expected cash needs.

•	The amount of dividends distributed may be limited by state regulatory requirements.

•	The amount of dividends distributed is subject to restrictions under Delaware and Illinois law.

•	Our stockholders have no contractual or other legal right to receive dividends.

Item 6.	Selected Financial Data
      We are a holding company with no income from operations or assets except for the capital stock of CCI and Texas Holdings. CCI was formed for the sole purpose of acquiring ICTC and related business on December 31, 2002. We believe the operations of ICTC and the related businesses prior to December 31, 2002 represent the predecessor of CCI Holdings. Texas Holdings is a holding company with no income from operations or assets except for the capital stock of CCV (formerly TXUCV). Texas Holdings was formed for the sole purpose of acquiring TXUCV, which was acquired on April 14, 2004 and renamed CCV after the closing of the acquisition. Texas Holdings operates its business through, and receives all of its income from, CCV and its subsidiaries. Results for the year ended December 31, 2004 include the results of operations of CCV since the date of the TXUCV acquisition.

      The selected financial information set forth below have been derived from the audited consolidated financial statements of CCI Holdings as of and for the years ended December 31, 2005, 2004 and 2003 and the audited combined financial statements of ICTC and related businesses as of and for the years ended December 31, 2002 and 2001. The following selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Item 8 “Financial Information and Supplementary Data.”

	CCI Holdings			Predecessor

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions)
Consolidated Statement of Operations Data:
Total operating revenues	$321.4	$269.6	$132.3	$109.9	$115.6
Cost of services and products (exclusive of depreciation and amortization shown separately below)	101.1	80.6	46.3	35.8	38.9
Selling, general and administrative	98.8	87.9	42.5	35.6	36.0
Asset impairment	—	11.6	—	—	—
Depreciation and amortization(1)	67.4	54.5	22.5	24.6	31.8

Income from operations	54.1	35.0	21.0	13.9	8.9
Interest expense, net(2)	(53.4)	(39.6)	(11.9)	(1.6)	(1.8)
Other, net(3)	5.7	3.7	0.1	0.4	5.8

Income (loss) before income taxes	6.4	(0.9)	9.2	12.7	12.9
Income tax expense	(10.9)	(0.2)	(3.7)	(4.7)	(6.3)

Net income (loss)	(4.5)	(1.1)	5.5	$8.0	$6.6

Dividends on redeemable preferred shares	(10.2)	(15.0)	(8.5)	—	—

Net loss applicable to common shares	$(14.7)	$(16.1)	$(3.0)	—	—

Net loss per common share — basic and diluted	$(0.83)	$(1.79)	$(0.33)	—	—
Other Financial Data:
Telephone Operations revenues	$282.3	$230.4	$90.3	$76.7	$79.8
Other Data (as of end of period):
Local access lines in service
Residential	162,231	168,778	58,461	60,533	62,249
Business	79,793	86,430	32,426	32,475	33,473

Total local access lines	242,024	255,208	90,887	93,008	95,722
DVS subscribers	2,146	101	—	—	—
DSL subscribers	39,192	27,445	7,951	5,761	2,501

Total connections	283,362	282,754	98,838	98,769	98,223
Consolidated Cash Flow Data:
Cash flows from operating activities	$79.3	$79.8	$28.9	$28.5	$34.3
Cash flows used in investing activities	(31.1)	(554.1)	(296.1)	(14.1)	(13.1)
Cash flows from (used in) financing activities	(68.9)	516.3	277.4	(16.6)	(18.9)
Capital expenditures	31.1	30.0	11.3	14.1	13.1

	CCI Holdings			Predecessor

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31.4	$52.1	$10.1	$1.1	$3.3
Total current assets	79.0	98.9	39.6	23.2	26.7
Net plant, property & equipment(4)	335.1	360.8	104.6	105.1	100.5
Total assets	946.0	1,006.1	317.6	236.4	248.9
Total long-term debt (including current portion)(5)	555.0	629.4	180.4	21.0	21.1
Redeemable preferred shares	—	205.5	101.5	—	—
Stockholders’ equity/ Members’ deficit/ Parent company investment	199.2	(18.8)	(3.5)	174.5	178.1

(1)	On January 1, 2002, ICTC and related businesses adopted SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, ICTC ceased amortizing goodwill on January 1, 2002 and instead tested for goodwill impairment annually. Amortization expense for goodwill and intangible assets was $14.3 million, $11.9 million, $7.0 million, $10.1 million, and $17.6 million for the periods ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Depreciation and amortization excludes amortization of deferred financing costs.

(2)	Interest expense includes amortization of deferred financing costs totaling $5.5 million, $6.4 million and $0.5 million for the years ended December 31 2005, 2004 and 2003, respectively.

(3)	In June 2005, we recognized $2.8 million of net proceeds in other income due to the receipt of key-man life insurance proceeds relating to the passing of a former TXUCV employee. On September 30, 2001, ICTC sold two exchanges of approximately 2,750 access lines, received proceeds from the sale of $7.2 million and recorded a gain on the sale of assets of approximately $5.2 million.

(4)	Property, plant and equipment are recorded at cost. The cost of additions, replacements and major improvements is capitalized, while repairs and maintenance are charged to expenses. When property, plant and equipment are retired from our regulated subsidiaries, the original cost, net of salvage, is charged against accumulated depreciation, with no gain or loss recognized in accordance with composite group life remaining methodology used for regulated telephone plant assets.

(5)	In connection with the TXUCV acquisition on April 14, 2004, we issued $200.0 million in aggregate principal amount of senior notes and entered into credit facilities. In connection with the IPO and related financing, we retired $70.0 million of senior notes and amended and restated our credit facilities, which had $425.0 million outstanding as of December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We present below Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Consolidated Communications Holdings, Inc. and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with our historical financial statements and related notes contained elsewhere in this Report.
      The following discussion gives retroactive effect to our reorganization as if it had occurred on December 31, 2004. As a result, the discussion below represents the financial results of CCI and Texas Holdings on a consolidated basis. For all periods prior to April 14, 2004, the date of the TXUCV acquisition, our financial results only include CCI and its consolidated subsidiaries, except as stated otherwise.. For all periods subsequent to April 14, 2004, our financial results include CCI and Texas Holdings on a consolidated basis.

Overview
      We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. As of December 31, 2005, we estimate that we were the 17th largest local telephone company in the United States, based on publicly available information, with approximately 242,024 local access lines and approximately 39,192 digital subscriber lines, or DSL, in service. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, inside wiring service and maintenance ,carrier access, billing and collection services and telephone directory publishing. In addition, we launched our Internet Protocol digital video service, which we refer to as DVS, in selected Illinois markets in 2005 and offer wholesale transport services on a fiber optic network in Texas. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.

Acquisitions
      The Company began operations in Illinois with the acquisition of ICTC from McLeodUSA on December 31, 2002, and in Texas with the acquisition of TXUCV from TXU Corp. on April 14, 2004. As a result of the foregoing, period-to-period comparisons of our financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the following factors:

•	Revenues and expenses for the year ended December 31, 2004 include the results of CCI Texas only from April 14, 2004, the date of the TXUCV acquisition. For all periods prior to April 14, 2004, our financial results only included CCI Illinois. For all periods subsequent to April 14, 2004, our financial statements include CCI Illinois and CCI Texas on a consolidated basis.

•	In connection with the TXUCV acquisition, we incurred approximately $14.4 million in operating expenses associated with the integration and restructuring process in 2004 and 2005. These integration and restructuring costs were in addition to the ongoing costs we expect to incur in 2006 and 2007 to further integrate our Illinois and Texas billing systems and certain ongoing expenses we began to incur at that time to expand certain administrative functions, such as those related to SEC reporting and compliance, and do not take into account other potential cost savings and expenses of the TXUCV acquisition.

•	Expenses for the years ended December 31, 2005, 2004 and 2003 contain $2.9 million, $4.1 million and $2.0 million, respectively, in aggregate professional service fees paid to our existing equity investors. In connection with the acquisition of ICTC and then TXUCV, the Company and certain of its subsidiaries entered into professional service agreements with our equity investors for consulting, advisory and other professional services. These arrangements and the rights of our existing equity investors to earn these fees terminated with the closing of the IPO described below.

Initial Public Offering
      On July 27, 2005, we completed our IPO. The IPO consisted of the sale of 6,000,000 shares of common stock newly issued by the Company and 9,666,666 shares of common stock sold by certain of our selling stockholders. The shares of common stock were sold at an initial public offering price of $13.00 per share resulting in net proceeds to us of approximately $67.6 million.
      We used the net proceeds from the IPO, together with additional borrowings under our credit facilities and cash on hand to:

•	repay in full outstanding borrowings under our term loan A and C facilities, together with accrued but unpaid interest through the date of repayment and associated fees and expenses;

•	redeem $70.0 million of the aggregate principal amount of our senior notes and pay the associated redemption premium of $6.8 million, together with accrued but unpaid interest through the date of redemption; and

•	pre-fund expected integration and restructuring costs for 2005 relating to the TXUCV acquisition.

Factors Affecting Future Results of Operations

Revenues
      Telephone Operations and Other Operations. To date, our revenues have been derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas.
      Our Telephone Operations segment added revenues for the year ended December 31, 2005, primarily because of the inclusion of the results from our Texas Telephone Operations. In 2004, our Telephone Operations segment included revenues from our Texas Telephone Operations only for periods after the April 14, 2004 acquisition of TXUCV. We do not anticipate significant growth in revenues in our Telephone Operations segment due to its primarily rural service area, but we do expect relatively consistent cash flow from year-to-year due to stable customer demand, limited competition and a generally supportive regulatory environment.
      Our Other Operations segment increased revenues in its Public Services business for the year ended December 31, 2005 compared to the same period in 2004. Overall, revenues declined due primarily to losing the telemarketing and fulfillment contract with the Illinois Toll Highway Authority in mid-2004 as well as declines in our Mobile and Operator Services businesses. We expect the declining revenue trends in our Mobile and Operator Services businesses to continue.
      Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. As illustrated in the tables below, we had 242,024 local access lines in service as of December 31, 2005, which is a decrease of 13,184 from the 255,208 local access lines we had on December 31, 2004.
      Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. Excluding the effect of the TXUCV acquisition, we have lost access lines in each of the last two years. We also believe that we lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of December 31, 2005 and 2004, we had 9,144 and 11,115 second lines, respectively. The disconnection of second lines represented 30.1% of our residential line loss in 2005. We expect to continue to experience modest erosion in access lines.
      A significant portion of our line loss in 2005 is attributable to the migration of MCIMetro’s Internet service provider, or ISP, traffic from our primary rate interface, or PRI, facilities and local T-1 facilities to interconnection trunks. As a result of this migration, our Telephone Operations segment experienced a loss of approximately 5,332 lines during the 2005. In total, the MCIMetro regrooming in our territories represented 40.4% of our access line loss on a year-to-year basis. The migration of MCIMetro’s ISP traffic is essentially complete. As of December 31, 2005, we had 48 remaining MCIMetro ISP lines that we expect to be migrated in the first quarter of 2006.

      We have mitigated the decline in local access lines with increased ARPU by focusing on the following:

•	aggressively promoting DSL service;

•	bundling value-adding services, such as DSL with a combination of local service, custom calling features, voicemail and Internet access;

•	maintaining excellent customer service standards, particularly as we introduce new services to existing customers; and

•	keeping a strong local presence in the communities we serve.
      We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. In January 2005 we introduced DVS in selected Illinois markets. The initial roll-out was initiated in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle, which includes local service, DSL and DVS, in our key Illinois exchanges in September 2005. As of December 31, 2005, DVS was available to approximately 19,500 homes, and we had 2,146 subscribers, which represented 11.0% of available homes. We are currently expanding DVS availability in Illinois and believe that we will pass 36,000 homes by mid-2006. We will continue to study our current results and the opportunity to introduce DVS service in our Texas markets. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois and Texas regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.
      Because of our promotional efforts, the number of DSL subscribers we serve grew substantially. The number of DSL subscribers we serve increased by 42.8% to approximately 39,192 lines as of December 31, 2005 from approximately 27,445 lines as of December 31, 2004. Currently over 92% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 16.2% of our local access lines at December 31, 2005.
      We have also been successful in generating Telephone Operations revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. The number of these bundles, which we refer to as service bundles, increased 20.1% to approximately 36,627 service bundles at December 31, 2005 from approximately 30,489 service bundles at December 31, 2004.
      Our strategy is to continue to execute the plan we have had for the past three years and to continue to implement the plan in Texas (where we acquired our rural telephone operations in April 2004). However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.

      The following sets forth several key metrics as of the end of the periods presented:
CCI Illinois

	December 31,

	2005	2004

Local access lines in service
Residential	52,469	55,627
Business	29,728	31,255

Total local access lines	82,197	86,882
DVS subscribers	2,146	101
DSL subscribers	14,576	10,794

Total connections	98,919	97,777

Long distance lines	56,097	54,345
Dial-up subscribers	6,533	7,851
Service bundles	10,827	9,175
CCI Texas

	December 31,

	2005	2004

Local access lines in service
Residential	109,762	113,151
Business	50,065	55,175

Total local access lines	159,827	168,326
DVS subsrcibers	—	—
DSL subscribers	24,616	16,651

Total connections	184,443	184,977

Long distance lines	87,785	84,332
Dial-up subscribers	9,438	13,333
Service bundles	25,800	21,314
Total Company

	December 31,

	2005	2004

Local access lines in service
Residential	162,231	168,778
Business	79,793	86,430

Total local access lines	242,024	255,208
DVS subsrcibers	2,146	101
DSL subscribers	39,192	27,445

Total connections	283,362	282,754

Long distance lines	143,882	138,677
Dial-up subscribers	15,971	21,184
Service bundles	36,627	30,489

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
      We have agreements with carriers to provide long distance transport and termination services. These agreements contain various commitments and expire at various times. We believe we will meet all of our commitments in these agreements and believe we will be able to procure services for future periods. We are currently procuring services for future periods, and at this time, the costs and related terms under which we will purchase long distance transport and termination services have not been determined. We do not expect, however, any material adverse affects from any changes in any new service contract.

Selling, General and Administrative Expenses
      In general, selling, general and administrative expenses include the following:

•	selling and marketing expenses;

•	expenses associated with customer care;

•	billing and other operating support systems; and

•	corporate expenses, including professional service fees, and non-cash stock compensation.
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
      We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the years ended December 31, 2005 and 2004 we spent $7.4 million and $7.0 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems). We expect to continue the integration of our Illinois and Texas billing systems through July 2007.

Depreciation and Amortization Expenses
      We recognize depreciation expenses for our regulated telephone plant using rates and lives approved by the ICC and the PUCT. The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:

Years

Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures and equipment	3-17
      Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life, at a weighted average life of 11.7 years.
      The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005		2004		2003

		% of Total		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues	$ (millions)	Revenues

Revenues
Telephone Operations
Local calling services	$88.2	27.4%	$74.9	27.8%	$34.4	26.0%
Network access services	64.4	20.0	56.8	21.1	27.5	20.8
Subsidies	53.9	16.8	40.5	15.0	4.7	3.6
Long distance services	16.3	5.1	14.7	5.5	8.8	6.7
Data and Internet services	25.8	8.0	20.9	7.8	10.8	8.2
Other services	33.7	10.5	22.6	8.4	4.1	3.1

Total Telephone Operations	282.3	87.8	230.4	85.5	90.3	68.3
Other Operations	39.1	12.2	39.2	14.5	42.0	31.7

Total operating revenues	321.4	100.0	269.6	100.0	132.3	100.0

Expenses
Operating Expenses
Telephone Operations	165.0	51.3	133.5	49.5	54.7	41.3
Other Operations	34.9	10.9	46.6	17.3	34.1	25.8
Depreciation and amortization	67.4	21.0	54.5	20.2	22.5	17.0

Total operating expenses	267.3	83.2	234.6	87.0	111.3	84.1
Income from operations	54.1	16.8	35.0	13.0	21.0	15.9
Interest expense, net	(53.4)	(16.6)	(39.9)	(14.8)	(11.9)	(9.0)
Other income, net	5.7	1.8	4.0	1.5	0.1	0.1
Income tax expense	(10.9)	(3.4)	(0.2)	(0.1)	(3.7)	(2.8)

Net income (loss)	$(4.5)	(1.4)%	$(1.1)	(0.4)%	$5.5	4.2%

      The following summarizes, for the revenues and operating expenses from continuing operations for TXUCV for the periods presented prior to the acquisition:

	Predecessor to CCV

	January 1 - April 13,		Year Ended December 31,
	2004		2003

		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues

Revenues
Telephone Operations
Local calling services	$16.9	31.4%	$56.2	28.9%
Network access services	10.6	19.7	35.2	18.1
Subsidies	11.0	20.4	41.4	21.3
Long distance services	3.5	6.5	13.4	6.9
Data and Internet services	3.9	7.2	14.7	7.5
Other services	8.0	14.8	28.0	14.4
Exited services	—	—	5.9	—

Total operating revenues	53.9	100.0	194.8	100.0

Expenses
Operating Expenses	39.4	73.1	133.8	68.7
Other charges	—	—	13.4	6.9
Depreciation and amortization	8.1	15.0	32.9	16.9

Total operating expenses	47.5	88.1	180.1	92.5
Income from operations	6.4	11.9	14.7	7.5
Interest expense, net	(3.2)	(5.9)	(5.4)	(2.8)
Other income, net	1.1	2.0	0.8	0.4
Income tax expense	(2.5)	(4.6)	(12.4)	(6.4)

Net income (loss)	$1.8	3.4%	$(2.3)	(1.3)%

Segments
      In accordance with the reporting requirement of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.
Results of Operations

For the Year Ended December 31, 2005 Compared to December 31, 2004

Revenues
      Our revenues increased by 19.2%, or $51.8 million, to $321.4 million in 2005, from $269.6 million in 2004. Had our Texas Telephone Operations been included for the entire period, we would have had an additional $53.9 million of revenues for the year ended December 31, 2004, which would have resulted in a $2.1 million decrease in our revenues between 2004 and 2005. Revenues fluctuations are discussed below.

Telephone Operations Revenues
      Local calling services revenues increased by 17.8%, or $13.3 million, to $88.2 million in 2005 compared to $74.9 million in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $16.9 million of revenues, which would have resulted in a $3.6 million decrease in our local calling services revenues between 2004 and 2005. The decrease would have been primarily due to the decline in local access lines as previously discussed under “— Factors Affecting Future Results of Operations.”
      Network access services revenues increased by 13.4%, or $7.6 million, to $64.4 million in 2005 compared to $56.8 million in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $10.6 million of revenues, which would have resulted in a $3.0 million decrease in network access services revenues between 2004 and 2005. The decrease would have been primarily due to higher than normal revenues for 2004 due to the recognition in 2004 of $3.1 million of non-recurring interstate access revenues previously reserved during the FCC’s prior two-year monitoring period. The current regulatory rules allow recognition of revenues earned when the FCC has deemed those revenues lawful.
      Subsidies revenues increased by 33.1%, or $13.4 million, to $53.9 million in 2005 compared to $40.5 million in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $11.0 million of revenues, which would have resulted in a $2.4 million increase in subsidies revenues between 2004 and 2005. The subsidy settlement process relates to the process of separately identifying regulated assets that are used to provide interstate services and, therefore, fall under the regulatory regime of the FCC, from regulated assets in Illinois used to provide local and intrastate services, which fall under the regulatory regime of the ICC. Since our Illinois rural telephone company is regulated under a rate of return system for interstate revenues, the value of all assets in the interstate base is critical to calculating this rate of return and, therefore, the subsidies our Illinois rural telephone company will receive. In 2004, our Illinois rural telephone company analyzed its regulated assets and associated expenses and reclassified some of these assets and expenses purposes of its regulatory filings. Due to this reclassification, we received $5.1 million of incremental payments from the subsidy pool in 2005, which was partially offset by a reduction of $2.7 million in prior period subsidy receipts.
      Long distance services revenues increased by 10.9%, or $1.6 million, to $16.3 million in 2005 compared to $14.7 million in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.5 million of revenues, which would have resulted in a decrease of $1.9 million in our long distance revenues between 2004 and 2005. Our long distance lines increased by 3.6%, or 5,205 lines, in 2005. Despite the increase in long distance lines, our long distance revenues would have decreased due to a reduction in the average rate per minute of use. This was driven by general industry trends and the introduction of our unlimited long distance calling plans. While these plans are helpful in maintaining existing customers and attracting new customers, they have also led to some extent to a reduction in long distance services revenues as heavy users of our long distance services take advantage of the fixed pricing offered by these service plans.
      Data and Internet revenues increased by 23.4%, or $4.9 million, to $25.8 in 2005 compared to $20.9 million in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.9 million of revenues, which would have resulted in a $1.0 million increase in our data and Internet revenues between 2004 and 2005. The revenue increase was due to increased DSL penetration. The number of DSL lines in service increased from 27,445 as of December 31, 2004 to 39,192 as of December 31, 2005. The increase in DSL subscriber revenue was partially offset by a portion of our residential customers substituting DSL or competitive broadband services for our dial-up Internet service as well as a decrease in revenue from dedicated lines for our business customers.
      Other Services revenues increased by 49.1%, or $11.1 million, to $33.7, million in 2005 compared to $22.6 million in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $8.0 million of revenues, which would have resulted in a $3.1 million increase in our other services revenue between 2004 and 2005. The increase was primarily due to $1.5 million of additional directory revenues. In addition to increased sales in our Texas markets, we generated new revenue by publishing our own directories in Illinois in 2005. We also realized $0.4 million of revenue from DVS in Illinois. The remainder of the increase in other services revenue was primarily due to increased equipment, inside wiring and maintenance contracts in our Texas operations.

Other Operations Revenue
      Other Operations revenues decreased by 0.3%, or $0.1 million, to $39.1 million in 2005 compared to $39.2 million in 2004. Because of the additional sites being served and increased usage at current sites, our Public Services unit generated increased revenue of $1.1 million for the period. However, revenues from our Market Response business decreased by $0.7 million resulting from the loss of the Illinois State Toll Highway agreement in 2004. Decreased revenue in Operator Service and Mobile Services, which accounted for the remainder of the loss, was due to competitive pricing adjustments and declines in customer usage.

Operating Expenses
      Our operating expenses increased by 13.9%, or $32.7 million, to $267.3 million in 2005 compared to $234.6 million in 2004. Had our Texas Telephone Operations operating expenses been included for the entire period in 2004, we would have had an additional $47.5 million of operating expenses, which would have resulted in a $14.8 million decrease in operating expenses for the year. As detailed below, the 2005 results are impacted by several transactions that occurred as a result of the IPO and from our integration efforts, while the 2004 results were affected by TXUCV sale related costs and an intangible asset impairment charge.

Telephone Operations Operating Expense
      Operating expenses for Telephone Operations increased by 23.6%, or $31.5 million, to $165.0 million in 2005 compared to $133.5 million in 2004. Had our Texas Telephone Operations’ operating expenses been included for the entire period in 2004, we would have had an additional $39.4 million of Telephone Operations operating expenses, which would have resulted in a $7.9 million decrease in our operating expenses for the year. Effective April 30, 2005, our Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in a $7.9 million non-cash curtailment gain and additional savings of approximately $3.0 million for the remainder of 2005 through reduced pension and other post-retirement expense. In addition, due to the termination of the professional services agreement with Mr. Lumpkin, Providence Equity and Spectrum Equity, we saved an additional $1.3 million in 2005. The 2004 results contained TXUCV sale related costs of $8.2 million for severance, transaction and other costs that did not recur in 2005. Offsetting these savings was a non-cash compensation expense of $8.4 million associated with the amendment of our restricted share plan in connection with the IPO, as well as a $3.1 million litigation settlement.

Other Operations Operating Expenses
      Operating expenses for Other Operations decreased by 25.1%, or $11.7 million, to $34.9 million in 2005 compared to $46.6 million in 2004. In 2004, the Operator Services and Mobile Services businesses recognized an $11.5 million and $0.1 million intangible asset impairment, respectively, which is discussed in more detail below under “— Valuation of Goodwill and Tradenames”. Our 2005 results contain non-cash compensation expense of $0.2 million associated with grants under our restricted share plan.

Depreciation and Amortization
      Depreciation and amortization expenses increased by $12.9 million to $67.4 million in 2005 compared to $54.5 million in 2004. Had our Texas Telephone Operations’ depreciation and amortization expenses been included for the entire period in 2004, we would have had an additional $8.1 million of depreciation and amortization expenses, which would have resulted in a $4.8 million increase in our depreciation and amortization expenses between 2004 and 2005. As a result of the purchase price allocation, the value of most of our tangible and intangible assets in Texas increased, which resulted in higher depreciation and amortization expense.

Non-Operating Income (Expense)

Interest Expense, Net
      Interest expense increased by 33.8%, or $13.5 million, to $53.4 million in 2005 compared to $39.9 million in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $3.2 million of interest expense, which would have resulted in a $10.3 million increase in our interest expense, net between 2004 and 2005. In connection with the redemption of $70.0 million of senior notes in 2005, we paid a redemption premium of $6.8 million and wrote off $2.5 million of deferred financing costs that had been incurred previously and were being amortized over the life of the notes. In addition, the additional debt incurred in connection with the TXUCV acquisition was included for the entire period in 2005 but only for the period after the April 14, 2004 acquisition date for 2004. The increase in 2005 interest expense was partially offset by a $4.2 million write-off of deferred financing costs in 2004 and a $1.9 million pre-payment penalty, which were incurred in connection with the acquisition in 2004.

Other Income (Expense)
      Other income and expense increased by 42.5%, or $1.7 million, to $5.7 million in 2005 compared to $4.0 million in 2004. Had the results of our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $1.1 million of other income, which would have resulted in a $0.6 million increase in other income between 2004 and 2005. The increase was primarily due to the recognition of $2.8 million of net proceeds in other income from the receipt of key-man life insurance proceeds in June 2005 relating to the passing of a former TXUCV employee. Offsetting this gain was a $2.3 million decrease in income recognized from our investments in cellular partnerships and the East Texas Fiber Line.

Income Taxes
      Provision for income taxes increased by $10.7 million to $10.9 million in 2005 compared to $0.2 million in 2004. The effective tax rate was an expense of 168.9% and a benefit of 25.6%, for 2005 and 2004, respectively. Immediately prior to the Company’s initial public offering in July 2005, Consolidated Communications Texas Holdings, Inc. and Consolidated Communications Illinois Holdings, Inc. engaged in a tax-free reorganization, allowing the two formerly separate consolidated groups of companies to file as a single federal consolidated group. The federal tax benefits of the reorganization which were achieved by allowing the taxable income of certain subsidiaries to be offset by the taxable losses of other subsidiaries in the determination of the Company’s federal income taxes are reflected as a reduction in both cash taxes paid for the current year and current income taxes payable at December 31, 2005.
      Additionally, under Illinois tax law, Consolidated Communications Texas Holdings, Inc and its directly owned subsidiaries joined Consolidated Communications Illinois Holdings, Inc and its directly owned subsidiaries in the Illinois unitary tax group during 2005. The addition of our Texas entities to our Illinois unitary group changed the Company’s state deferred income tax rate. This change in the state deferred income tax rate resulted in approximately $3.3 million of additional income tax expense in the current year. The additional expense was recognized due to the impact of applying a higher effective deferred income tax rate to previously recorded deferred tax liabilities. The $3.3 million charge is a non-cash expense. A change in the state deferred income tax rate applied as a result of the separate company Texas filings resulted in an additional $1.3 million of non-cash expense.
      In addition to the deferred tax adjustment described above, the change is due to state income taxes owed in certain states where we are required to file on a separate legal entity basis as well as differences between book and tax treatment of the non-cash compensation expense of $8.6 million, life insurance proceeds of $2.8 million, and the litigation settlement of $3.1 million, including legal fees. Upon review of our final tax provisions, we determined that litigation settlement expenses incurred in the third quarter of 2005 and previously thought to be tax deductible are, in fact, not deductible.

Year Ended December 31, 2004 Compared to December 31, 2003

Revenues
      Our revenues increased by 103.8%, or $137.3 million, to $269.6 million in 2004 from $132.3 million in 2003. Approximately $133.1 million of the increase resulted from the inclusion of the results of our Texas Telephone Operations since the April 14, 2004 acquisition date. The balance of the increase is due to a $7.0 million increase in our Illinois Telephone Operations revenue, which was partially offset by a $2.8 million decrease in our Other Operations revenue.

Telephone Operations Revenues
      Local calling services revenues increased $40.5 million, to $74.9 million in 2004 from $34.4 million in 2003. The increase resulted entirely from the inclusion of our Texas Telephone Operations since the April 14, 2004 acquisition date. Excluding the impact of the TXUCV acquisition, local calling services revenues declined $0.5 million primarily due to the loss of local access lines, which was partially offset by increased sales of our service bundles.
      Network access services revenues increased $29.3 million, to $56.8 million in 2004 from $27.5 million in 2003. Excluding the impact of the TXUCV acquisition, network access services revenues increased 10.2%, or $2.8 million, to $30.3 million in 2004 from $27.5 million in 2003. The increase is primarily due to the recognition of interstate access revenues previously reserved during the FCC’s prior two-year monitoring period.
      Subsidies revenues increased $35.8 million, to $40.5 million in 2004 from $4.7 million in 2003. Excluding the impact of the TXUCV acquisition, subsidies revenues increased 125.5%, or $5.9 million, to $10.6 million in 2004 from $4.7 million in 2003. The increase was primarily a result of an increase in universal service fund support due in part to normal subsidy settlement processes and in part due to the FCC modifications to our Illinois rural telephone company’s cost recovery mechanisms. In 2004, our Illinois rural telephone company analyzed its regulated assets and associated expenses and reclassified some of these assets and expenses for purposes of regulatory filings. The net effect of this reclassification was that our Illinois rural telephone company was able to recover $2.4 million of additional subsidy payments for prior years and for 2004.
      Long distance services revenues increased $5.9 million, to $14.7 million in 2004 from $8.8 million in 2003. Excluding the impact of the TXUCV acquisition, long distance services revenues decreased $1.1 million due to competitive pricing pressure and a decline in minutes used.
      Data and Internet revenues increased $10.1 million, to $20.9 million in 2004 from $10.8 million in 2003. Excluding the impact of the TXUCV acquisition, services revenues decreased 1.9%, or $0.2 million, to $10.6 million in 2004.
      Other services revenues increased $18.5 million, to $22.6 million in 2004 from $4.1 million in 2003. Excluding the impact of the TXUCV acquisition, other services revenues increased 2.4%, or $0.1 million, to $4.2 million in 2004.

Other Operations Revenues
      Other Operations revenues decreased 6.7%, or $2.8 million, to $39.2 million in 2004 from $42.0 million in 2003. The decrease was due primarily to a $1.1 million decline in operator services revenues resulting from a general decline in the demand for these services and a $1.3 million decrease in Market Response revenue due to the loss in 2004 of the Illinois State Toll Highway Authority as a customer.

      Public Services revenues increased 2.3%, or $0.4 million, to $18.1 million in 2004 from $17.7 million in 2003. The increase was primarily due to an extension of the prison contract awarded by the State of Illinois Department of Corrections in December 2002 pursuant to which the number of prisons serviced by Public Services nearly doubled. The new prison sites were implemented during the first half of 2003. As a result, we did not receive the revenue from these additional prison sites for the entire year ended December 31, 2003.
      Operator Services revenues decreased 12.2%, or $1.1 million, to $7.9 million in 2004 from $9.0 million in 2003. The decrease was due to a general decline in demand for these services and competitive pricing pressure.
      Market Response revenues decreased by 17.8%, or $1.3 million, to $6.0 million in 2004 from $7.3 million in 2003. The decrease is due to the non-renewal of a service agreement with the Illinois State Toll Highway Authority, which resulted in a revenue loss of $1.6 million. This decrease in revenue was partially offset by additional revenues from new customers added during 2004.
      Business Systems revenues decreased 9.0%, or $0.6 million, to $6.1 million in 2004 from $6.7 million in 2003. The decrease was primarily due to the weakened economy and general indecision or delay in equipment purchases.
      Mobile Services revenues decreased 21.4%, or $0.3 million, to $1.1 million in 2004 from $1.4 million in 2003. This decrease was primarily due to a continuing erosion of the customer base for one-way paging products as competitive alternatives are increasing in popularity.

Operating Expenses
      Our operating expenses increased $123.3 million to $234.6 million in 2004 from $111.3 million in 2003. Approximately $109.0 million of the increase resulted from the inclusion of our Texas Telephone Operations since April 14, 2004 acquisition date. An additional $11.6 million is the result of impairment of intangible assets in Other Operations. The remainder of the increase was partially due to expenses incurred in connection with our integration activities and increased labor costs.

Telephone Operations Operating Expenses
      Operating expenses for Telephone Operations increased $78.8 million, to $133.5 million in 2004 from $54.7 million in 2003. Excluding the impact of the TXUCV acquisition, operating expenses for Telephone Operations increased 3.7%, or $2.0 million, to $56.7 million in 2004 from $54.7 million in 2003, which was primarily due to expenses incurred in connection with our integration and restructuring activities.

Other Operations Operating Expenses
      Operating expenses for Other Operations increased 36.7%, or $12.5 million, to $46.6 million in 2004 from $34.1 million in 2003. In 2004, the Operator Services and Mobile Services units recognized $11.5 million and $0.1 million of intangible asset impairment, respectively. The remaining increase is due to increased costs incurred with the growth of the prison system business and increased expense in the telemarketing and fulfillment business unit.

Depreciation and Amortization
      Depreciation and amortization increased $32.0 million, to $54.5 million in 2004 from $22.5 million in 2003. Excluding the impact of the TXUCV acquisition, depreciation and amortization decreased by $0.2 million to $22.3 million in 2004.

Non-Operating Income (Expense)

Interest Expense
      Interest expense increased $28.0 million, to $39.9 million in 2004 from $11.9 million in 2003. In connection with the TXUCV acquisition, CCI Holdings refinanced its CoBank credit facility resulting in a charge of $4.2 million to write-off unamortized deferred financing costs. The remaining $23.8 million increase is primarily due to an increase in long-term debt to help fund the TXUCV acquisition. Interest bearing debt increased by $449.0 million from $180.4 million in 2003 to $629.4 million in 2004.

Other Income (Expense)
      Other income increased $3.9 million, to $4.0 million in 2004 from $0.1 million in 2003 due primarily to $3.1 million of income received from investments in the cellular partnerships acquired in the TXUCV acquisition.

Income Taxes
      Provision for income taxes decreased $3.5 million, to $0.2 million in 2004 from $3.7 million in 2003. The effective tax rate was a benefit of 25.6% and an expense of 40.3% for 2004 and 2003, respectively. Our effective tax rate is lower primarily due to (1) the effect of the mix of earnings, losses and nondeductible impairment charges on permanent differences and derivative instruments and (2) state income taxes owed in certain states where we are required to file on a separate legal entity basis.
Critical Accounting Policies and Use of Estimates
      The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. In making these estimates, we considered various assumptions and factors that will differ from the actual results achieved and will need to be analyzed and adjusted in future periods. These differences may have a material impact on our financial condition, results of operations or cash flows. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity.

Subsidies Revenues
      We recognize revenues from universal service subsidies and charges to interexchange carriers for switched and special access services. In certain cases, our rural telephone companies, ICTC, Consolidated Communications of Texas Company and Consolidated Communications of Fort Bend Company, participate in interstate revenue and cost sharing arrangements, referred to as pools, with other telephone companies. Pools are funded by charges made by participating companies to their respective customers. The revenue we receive from our participation in pools is based on our actual cost of providing the interstate services. Such costs are not precisely known until after the year-end and special jurisdictional cost studies have been completed. These cost studies are generally completed during the second quarter of the following year. Detailed rules for cost studies and participation in the pools are established by the FCC and codified in Title 47 of the Code of Federal Regulations.

Allowance for Uncollectible Accounts
      We evaluate the collectibility of our accounts receivable based on a combination of estimates and assumptions. When we are aware of a specific customer’s inability to meet its financial obligations, such as a bankruptcy filing or substantial down-grading of credit scores, we record a specific allowance against amounts due to set the net receivable to an amount we believe is reasonable to be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance as a general allowance based on a review of specific customer balances, trends and our experience with prior receivables, the current economic environment and the length of time the receivables are past due. If circumstances change, we review the adequacy of the allowance to determine if our estimates of the recoverability of amounts due us could be reduced by a material amount. At December 31, 2005, our total allowance for uncollectible accounts for all business segments was $2.8 million. If our estimate were understated by 10%, the result would be a charge of approximately $0.3 million to our results of operations.

Valuation of Goodwill and Tradenames
      We review our goodwill and tradenames for impairment as part of our annual business planning cycle in the fourth quarter and whenever events or circumstances make it more likely than not that impairment may have occurred. Several factors could trigger an impairment review such as:

•	a change in the use or perceived value of our tradenames;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant regulatory changes that would impact future operating revenues;

•	significant negative industry or economic trends; or

•	significant changes in the overall strategy in which we operate our overall business.
      We determine if impairment exists based on a method of using discounted cash flows. This requires management to make certain assumptions regarding future income, royalty rates and discount rates, all of which affect our impairment calculation. Upon completion of our impairment review in December 2004 and as a result of a decline in the future estimated cash flows in our Mobile Services and Operator Services businesses, we recognized impairment losses of $0.1 million and $11.5 million, respectively. In December 2005, we completed our annual impairment test, and the test indicated no further impairment existed. The carrying value of tradenames and goodwill totaled $328.8 million at December 31, 2005.

Pension and Postretirement Benefits
      The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.
      A significant assumption used in determining our pension and postretirement benefit expense is the expected long-term rate of return on plan assets. We used a weighted average expected long-term rate of return of 8.0% in 2005 and 8.3% in 2004 in response to the actual returns on our portfolio in recent years being significantly below our expectations.
      Another significant estimate is the discount rate used in the annual actuarial valuation of our pension and postretirement benefit plan obligations. In determining the appropriate discount rate, we consider the current yields on high quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations. For 2005 and 2004, we used a weighted average discount rate of 5.9% and 6.0%, respectively.
      In 2005, we accelerated approximately $1.1 million of required future contributions in order to meet certain regulatory thresholds that we expect will provide us with future funding flexibility. In total, we contributed $5.3 million to our pension plans and $1.8 million to our other post retirement plans. In 2004 we contributed $3.9 million to our pension plans and $1.6 million to our other post retirement plans. In connection with the sale of TXUCV, TXU Corp. contributed $2.9 million to TXUCV’s pension plan in 2004.

      The following table summarizes the effect of changes in selected assumptions on our estimate of pension plans expense and other post retirement benefit plans expense:

		December 31,
		2005 Obligation		2005 Expense
	Percentage Point
Assumptions	Change	Higher	Lower	Higher	Lower

	(In millions)
Pension Plan Expense:
Discount rate	+ or - 0.5 pts	$(7.7)	$8.6	$(0.2)	$0.2
Expected return on assets	+ or - 1.0 pts	$—	$—	$(0.9)	$0.9
Other Postretirement Expense:
Discount rate	+ or - 0.5 pts	$(1.5)	$1.7	$(0.2)	$0.1
Liquidity and Capital Resources

General
      Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of December 31, 2005, we had $555.0 million of debt. Our $30.0 million revolving line of credit, however, remains unused. We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2006 will arise primarily from: (i) dividend payments of $46.1 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $37.0 million to $38.0 million; (iii) capital expenditures of approximately $31.0 million to $34.0 million; (iv) taxes; (v) incremental costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley Act; (vi) other post-retirement contributions of $1.8 million; (vii) costs to further integrate our Illinois and Texas billing systems; and (viii) certain other costs. These expected liquidity needs are presented in a format which is consistent with our prior disclosures and are a component of our total expenses as summarized above under “Factors Affecting Future Results of Operations — Expenses”. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
      We believe that cash flow from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next twelve months to fund our currently anticipated uses of cash. After 2006, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.
      We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements that restrict the payment of dividends or making intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries’ ability to pay dividends or advance cash in any other manner to us.
      To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will be able to generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition and the results of operations.
      The following table summarizes our short-term liquidity for the periods presented:

	As of

	December 31,	December 31,	December 31,
	2005	2004	2003

	(In millions)
Short-Term Liquidity
Current assets	$79.0	$98.9	$39.6
Current liabilities	(67.9)	(97.6)	(34.8)

Net working capital	11.1	1.3	1.3

Cash and cash equivalents	31.4	52.1	10.1
Availability on revolving credit facility	$30.0	$30.0	$5.0
      The decrease in current assets and cash on hand between 2004 and 2005 is primarily due to the June 7, 2005 payment of a $37.5 million distribution to our former preferred stockholders, Central Illinois Telephone, Providence Equity and Spectrum Equity. The distribution was partially offset by cash generated in the course of business during the period. In connection with the amendment of our credit facilities, scheduled principal payments were eliminated, resulting in $41.1 million of our debt being reclassified as long-term. In all periods presented, we had no borrowings under our revolving credit facility.
      The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Net Cash Provided (Used):
Operating activities	$79.3	$79.8	$28.9
Investing activities	(31.1)	(554.1)	(296.1)
Financing Activities	(68.9)	516.3	277.4

Operating Activities
      Net income adjusted for non-cash charges is our primary source of operating cash. Cash provided by operating activities was $79.3 million in 2005. Net income adjusted for non-cash charges generated $82.7 million of operating cash. Partially offsetting the cash generated were changes in certain working capital components. Accounts receivable increases, due to increased fourth quarter business system sales and the timing of certain network related billings, used $6.2 million of cash during the period. In addition, accrued expenses and other liabilities decreased by $4.9 million primarily as a result of lower accruals associated with TXUCV integration activities in 2005 as well as the completion of our IPO and senior note exchange offer, both of which had accrued professional fees as of December 31, 2004.
      For 2004, a net loss of $1.1 million adjusted for $76.5 million of non-cash charges accounted for the majority of our $79.8 million of operating cash flows. The primary component of our non-cash charges is depreciation and amortization, which was $54.5 million in 2004. In addition, we recorded $11.6 million of intangible asset impairment charges and our provision for bad debt expense was $4.7 million. We also recorded non-cash interest expense of $2.3 million for the amortization of deferred financing costs and wrote off $4.2 million of deferred financing costs upon entering into our prior credit facilities in connection with the TXUCV acquisition.

Investing Activities
      Cash used in investing activities has traditionally been for capital expenditures and acquisitions. Cash used in investing activities of $31.1 million in 2005, was entirely for capital expenditures. Of the $554.1 million used for investing activities in 2004, $524.1 million (net of cash acquired and including transaction costs) was for the acquisition of TXUCV. We used $30.0 million for capital expenditures in 2004.
      Over the three years ended December 31, 2005, we used $72.4 million in cash for capital investments. Of that total, over 90.0%, was for the expansion or upgrade of outside plant facilities and switching assets. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all. We expect our capital expenditures for 2006 will be approximately $31.0 million to $34.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.

Financing Activities
      In 2005, we used $68.9 million of cash for financing activities. The IPO generated net proceeds of $67.6 million. Using these proceeds, together with additional borrowings under our credit facilities and cash on hand, we redeemed $70.0 million of our senior notes and paid a $6.8 million redemption premium. In addition, we had a $4.4 million net decrease in our long-term debt and capital leases during the year, incurred financing costs of $5.6 million in connection with the amendment and restatement of our credit facility and made a pre-IPO distribution of $37.5 million to our former preferred stockholders. We also paid our first dividend in the amount of $12.2 million to our common stockholders in accordance with the dividend policy adopted by our board of directors in connection with the IPO.
      For 2004, net cash provided by financing activities was $516.3 million. In connection with the TXUCV acquisition in April 2004, we incurred $637.0 million of new long-term debt, repaid $178.2 million of debt and received $89.0 million in net capital contributions from our former preferred stockholders. In addition, we incurred $19.0 million of expenses to finance the TXUCV acquisition. New long-term debt of $8.8 million was also repaid after the TXUCV acquisition in 2004.

Debt
      The following table summarizes our indebtedness as of December 31, 2005:
Indebtedness as of December 31, 2005

	Balance	Maturity Date	Rate(1)

Revolving credit facility	—	April 14, 2010	LIBOR + 2.00%
Term loan D	425,000	October 14, 2011	LIBOR + 1.75%
Senior notes	130,000	April 1, 2012	9.75%

(1)	As of December 31, 2005, the 90-day LIBOR rate was 4.54%

Credit Facilities
      As of December 31, 2004, we had $428.2 million outstanding under our then outstanding Term Loan A and Term Loan C facilities. In connection with the IPO, we amended and restated our credit facilities to provide for a new $425.0 million term D facility, which matures on October 14, 2011, and a $30.0 million revolving credit facility, which matures on April 14, 2010. At that time, we incurred $425.0 million of borrowings under the Term Loan D facility and retired $419.3 million of debt then outstanding under the Term Loan A and C facilities.

      Borrowings under our credit facilities are our senior, secured obligations that are secured by substantially all of the assets of the borrowers (CCI and Texas Holdings) and the guarantors (CCHI and each of the existing subsidiaries of CCI and CCV, other than ICTC, and certain future subsidiaries). The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct. In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “— Covenant Compliance”.
      As of December 31, 2005, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. In November 2005, we further amended our credit facility to lower the applicable margin on the term D facility by 0.5%. As of December 31, 2005, the applicable margin for interest rates was 1.75% and 2.00% on LIBOR based term D loan and revolving credit facility, respectively. The applicable margin for alternative base rate loans was 0.75% per year for the term loan D facility and 1.0% for the revolving credit facility. At December 31, 2005, the weighted average interest rate, including swaps, on our term debt was 5.72% per annum.

Derivative Instruments
      On August 22, 2005, we executed a $100.0 million notional amount of floating to fixed interest rate swap arrangements relating to a portion of our $425.0 million term loan D facility. The arrangements are for six years and became effective September 30, 2005. On September 22, 2005, a participating institution terminated $50.0 million notional amount swaps prior to the original expiration dates of December 31, 2006 and May 19, 2007. We received proceeds of $0.8 million due to the early termination. On October 12, 2005, we executed an additional $100.0 million notional amount of floating to fixed rate swap arrangements. After giving effect to the October 12, 2005 swap arrangements, which became effective January 3, 2006, we had $359.4 million of our $425.0 million of term debt covered by interest rate swaps and $65.6 million of variable rate term debt.

Senior Notes
      The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to, incur debt and issue preferred stock, engage in business other than telecommunication businesses, make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock), enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us, enter into liens, enter into a change of control without making an offer to purchase the senior notes, sell or otherwise dispose of assets, including capital stock of subsidiaries, engage in transactions with affiliates, and consolidate or merge.
      We used a portion of the net proceeds from the IPO, together with additional borrowings under our credit facilities and cash on hand to redeem 35.0%, or $70.0 million, of our senior notes. The total cost of the redemption, including the associated redemption premium, was $76.8 million.

Covenant Compliance
      Our credit agreement restricts our ability to pay dividends. From the period of October 1, 2005 through December 31, 2005, we would have been able to pay a quarterly dividend of $16.7 million based on the restricted payments covenant contained in our credit agreement. We are also restricted from paying dividends under the indenture governing our senior notes. However, the indenture restriction is less restrictive than the restriction contained in our credit agreement. That is because the restricted payments covenant in our credit agreement allows a lower amount of dividends to be paid from the borrowers (CCI and Texas Holdings) to CCH than the comparable covenant in the indenture (referred to as the build-up amount) permits CCH to pay to its stockholders. However, the amount of dividends CCH will be able to make under the indenture in the future will be based, in part, on the amount of cash distributed by the borrowers under the credit agreement to CCH.
      Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:

•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00; or

•	our fixed charge coverage ratio as of the end of any fiscal quarter, is not (x) after January 1, 2006 and on or prior to December 31, 2006, at least 2.00 to 1.00 and (y) after January 1, 2007, at least 1.75 to 1.00.
      As of December 31, 2005, we were in compliance with our debt covenants.
      The table below presents our ratios as of December 31, 2005:

Total net leverage ratio	3.86:1.00
Senior secured leverage ratio	3.11:1.00
Fixed charge coverage ratio	3.51:1.00
      The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to this report.

Effects of the IPO and the Related Transactions; Capital Requirements
      In completing the IPO, we raised $78.0 million through the sale of 6,000,000 shares of common stock. The IPO and the related transactions had the following principle effects on our results of operations, liquidity and capital resources in 2005:

•	We incurred $10.4 million in one-time fees and expenses that were related to the offering and recorded as a reduction to paid-in capital;

•	We redeemed $70.0 million of senior notes and incurred a $6.8 million redemption premium in doing so; and

•	We incurred $3.4 million of fees in connection with the amendment and restatement of our credit facility.
      In addition to the IPO and related transactions, our primary uses of cash in 2005 consisted of:

•	$49.9 million of principal and interest payments on our long-term debt;

•	a $37.5 million distribution to our preferred stockholders;

•	$31.3 million of capital expenditures; and

•	$7.4 million in TXUCV integration and restructuring costs.
      In 2006, we expect that capital expenditures will be approximately $31.0 million to $34.0 million for network, central offices and other facilities and information technology for operating systems and other systems. In the second quarter of 2006 we expect to receive a $5.9 million cash distribution due to the redemption of our holdings in Rural Telephone Bank. For purposes of our credit agreement, we will be able to use these proceeds to make capital expenditures, but these expenditures will not reduce our cash available to pay dividends and, therefore, have the effect of increasing the cumulative available cash under our credit agreement. We intend to use the proceeds to fund a portion of the capital expenditures.
      The cash requirements of the expected dividend policy are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our amended and restated revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.
      We believe that our dividend policy will limit, but not preclude, our ability to grow. If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash, and may need to seek refinancing, to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. In addition, because we expect a significant portion of cash available will be distributed to holders of common stock under our dividend policy, our ability to pursue any material expansion of our business will depend more than it otherwise would on our ability to obtain third-party financing.

Surety Bonds
      In the ordinary course of business, we enter into surety, performance, and similar bonds. As of December 31, 2005, we had approximately $1.8 million of these bonds outstanding.

Table of Contractual Obligations and Commitments
      As of December 31, 2005, our material contractual obligations and commitments were:

	Payments Due by Period

	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Long-term debt(a)	$555,000	$—	$—	$—	$—	$—	$555,000
Operating leases	13,839	3,501	2,799	1,985	1,732	1,681	2,141
Minimum purchase contracts(b)	759	396	363	—	—	—	—
Pension and other post-retirement obligations(c)	47,674	1,770	5,435	5,625	5,849	6,134	22,861

Total contractual cash obligations and commitments	$617,272	$5,667	$8,597	$7,610	$7,581	$7,815	$580,002

(a)	This item consists of loans outstanding under our credit facilities and our senior notes. The credit facilities consist of a $425.0 million term loan D facility maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn as December 31, 2005.

(b)	As of December 31, 2005, the minimum purchase contract was a 60-month High-Capacity Term Payment Plan agreement with Southwestern Bell, dated November 25, 2002. The agreement requires us to make monthly purchases of at least $33,000 from Southwestern Bell on a take-or-pay basis. The agreement also provides for an early termination charge of 45% of the monthly minimum commitment multiplied by the number of months remaining through the expiration date of November 25, 2007. As of December 31, 2005, the potential early termination charge was approximately $0.3 million.

(c)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through December 31, 2005. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.
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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
      We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and assumes no changes in our capital structure. As of December 31, 2005, approximately 70.2% of our long-term debt obligations were fixed rate obligations and approximately 29.8% were variable rate obligations not subject to interest rate swap agreements.
      As of December 31, 2005, we had $425.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On December 31, 2005, we had interest rate swap agreements covering $259.4 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.03% to 4.57% and expiring on December 31, 2006, May 19, 2007 and September 30, 2011. As of December 31, 2005, we had $165.6 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2005 through December 31, 2005, interest expense would have increased by approximately $1.9 million for the period. On October 12, 2005, the Company entered into agreements to hedge an additional $100.0 million of variable rate debt with swap agreements that were effective January 3, 2006 and terminate in September 2011. Had these swaps been effective prior to December 31, 2005, 88.2% of our long-term obligations would have been fixed rate and 11.8% would have been variable rate. As of December 31, 2005, the fair value of interest rate swap agreements amounted to an asset of $2.5 million, net of taxes.
      As of December 31, 2005, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $138.5 million based on an overall weighted average interest rate of 9.75% and an overall weighted maturity of 6.25 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $3.9 million in the fair market value of our fixed-rate long-term debt.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Consolidated Communications Holdings, Inc.
      We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 3 to the consolidated financial statements, on July 1, 2005, the Company changed its method of accounting for share-based awards.

/s/ Ernst & Young, LLP
Chicago, Illinois
March 13, 2006

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$31,409	$52,084
Accounts receivable, net of allowance of $2,825 and $2,613, respectively	35,503	33,817
Inventories	3,420	3,529
Deferred income taxes	3,111	3,278
Prepaid expenses and other current assets	5,592	6,179

Total current assets	79,035	98,887
Property, plant and equipment, net	335,088	360,760
Intangibles and other assets:
Investments	44,056	42,884
Goodwill	314,243	318,481
Customer lists, net	135,515	149,805
Tradenames	14,546	14,546
Deferred financing costs and other assets	23,467	20,736

Total assets	$945,950	$1,006,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$41,079
Accounts payable	11,743	11,176
Advance billings and customer deposits	14,203	11,061
Dividends payable	11,537	—
Accrued expenses	30,376	34,251

Total current liabilities	67,859	97,567
Long-term debt less current maturities	555,000	588,342
Deferred income taxes	66,228	66,641
Pension and postretirement benefit obligations	53,185	61,361
Other liabilities	1,476	3,223

Total liabilities	743,748	817,134

Minority interests	2,974	2,291

Redeemable preferred shares:
Class A, $1.00 par value, 182,000 shares authorized, 0 and 182,000 issued and outstanding, respectively	—	205,469

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,775,010 and 10,000,000 issued and outstanding, respectively	297	—
Paid in capital	254,162	58
Accumulated deficit	(57,533)	(19,111)
Accumulated other comprehensive income	2,302	258

Total stockholders’ equity (deficit)	199,228	(18,795)

Total liabilities and stockholders’ equity	$945,950	$1,006,099

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Revenues	$321,429	$269,608	$132,330
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	101,159	80,572	46,305
Selling, general and administrative expenses	98,791	87,955	42,495
Intangible assets impairment	—	11,578	—
Depreciation and amortization	67,379	54,522	22,476

Income from operations	54,100	34,981	21,054
Other income (expense):
Interest income	1,066	384	154
Interest expense	(54,509)	(39,935)	(11,975)
Investment income	3,215	3,785	—
Minority interest	(683)	(327)	—
Other, net	3,284	201	(15)

Income (loss) before income taxes	6,473	(911)	9,218
Income tax expense	10,935	232	3,717

Net income (loss)	(4,462)	(1,143)	5,501
Dividends on redeemable preferred shares	(10,263)	(14,965)	(8,504)

Net loss applicable to common stockholders	$(14,725)	$(16,108)	$(3,003)

Net loss per common share — basic and diluted	$(0.83)	$(1.79)	$(0.33)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

					Accumulated
	Common Stock				Other
				Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total	Income (Loss)

Balance, January 1, 2003	—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	5,501	—	5,501	$5,501
Issuance of common stock	9,000,000	—	—	—	—	—	—
Shares issued under employee plan	975,000	—	—	—	—	—	—
Dividends on redeemable preferred shares	—	—	—	(8,504)	—	(8,504)	—
Change in fair value of cash flow hedges, net of ($344) of tax	—	—	—	—	(515)	(515)	(515)

Balance, December 31, 2003	9,975,000	—	—	(3,003)	(515)	(3,518)	$4,986

Net loss	—	—	—	(1,143)	—	(1,143)	$(1,143)
Shares issued under employee plan	25,000	—	58	—	—	58	—
Dividends on redeemable preferred shares	—	—	—	(14,965)	—	(14,965)	—
Minimum pension liability, net of ($174) of tax					(283)	(283)	(283)
Unrealized loss on marketable securities, net of ($33) of tax					(49)	(49)	(49)
Change in fair value of cash flow hedges, net of $1,090 of tax	—	—	—	—	1,105	1,105	1,105

Balance, December 31, 2004	10,000,000	—	58	(19,111)	258	(18,795)	$(370)

Net loss	—	—	—	(4,462)	—	(4,462)	$(4,462)
Dividends on redeemable preferred shares	—	—	—	(10,263)	—	(10,263)	—
Dividends on common stock	—	—	—	(23,697)	—	(23,697)	—
Reorganization and conversion of redeemable preferred shares to common stock in connection with initial public offering	13,692,510	237	177,997	—	—	178,234	—
Issuance of common stock	6,000,000	60	67,529	—	—	67,589
Shares issued under employee plan	87,500	—	—	—	—	—	—
Non-cash stock compensation	—	—	8,590	—	—	8,590
Purchase and retirement of restricted shares	(5,000)	—	(12)	—	—	(12)	—
Minimum pension liability, net of ($129) of tax	—	—	—	—	(144)	(144)	(144)
Change in fair value of cash flow hedges, net of $1,582 of tax	—	—	—	—	2,188	2,188	2,188

Balance, December 31, 2005	29,775,010	$297	$254,162	$(57,533)	$2,302	$199,228	$(2,418)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	2005	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$(4,462)	$(1,143)	$5,501
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	67,379	54,522	22,476
Provision for bad debt losses	4,480	4,666	3,412
Deferred income tax	10,232	201	3,388
Asset impairment	—	11,578	—
Pension curtailment gain	(7,880)	—	—
Partnership income	(1,809)	(1,288)	—
Non-cash stock compensation	8,590	—	—
Minority interest in net income of subsidiary	683	327	—
Penalty on early termination of debt	6,825	—	—
Amortization of deferred financing costs	5,482	6,476	504
Changes in operating assets and liabilities:
Accounts receivable	(6,166)	(3,499)	(9,799)
Inventories	109	(249)	(73)
Other assets	156	4,401	(480)
Accounts payable	567	(2,689)	(2,267)
Accrued expenses and other liabilities	(4,886)	6,463	6,227

Net cash provided by operating activities	79,300	79,766	28,889

INVESTING ACTIVITIES
Capital expenditures	(31,094)	(30,010)	(11,296)
Acquisition, net of cash acquired	—	(524,090)	(284,836)

Net cash used in investing activities	(31,094)	(554,100)	(296,132)

FINANCING ACTIVITIES
Proceeds from issuance of stock	67,589	89,058	93,000
Proceeds from long-term obligations	5,688	637,000	190,000
Payments made on long-term obligations including early termination penalty	(86,934)	(190,826)	(10,193)
Payment of deferred financing costs	(5,552)	(18,956)	(4,602)
Proceeds from sale of building	—	—	9,180
Purchase of treasury shares	(12)	—	—
Dividends on common stock	(12,160)	—	—
Distribution to preferred shareholders	(37,500)	—	—

Net cash provided by (used in) financing activities	(68,881)	516,276	277,385

Net increase (decrease) in cash and cash equivalents	(20,675)	41,942	10,142
Cash and cash equivalents at beginning of year	52,084	10,142	—

Cash and cash equivalents at end of year	$31,409	$52,084	$10,142

Supplemental cash flow information
Interest paid	$53,065	$27,758	$11,463

Income taxes paid (refunded)	$613	$(509)	$2,000

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.	Description of Business
      Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operates under the name Consolidated Communications. On July 27, 2005 the Company effected a reorganization pursuant to which Texas Holdings and Homebase Acquisition, LLC, our former parent company, merged with and into Illinois Holdings, and Illinois Holdings changed its name to Consolidated Communications Holdings, Inc. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 242,000 local access lines and approximately 39,000 digital subscriber lines (“DSL”), Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, inside wiring service and maintenance, carrier access, telephone directory publishing and billing and collection services. In addition, the Company launched its Internet Protocol digital video service (“DVS”) in selected Illinois markets in 2005 and offers wholesale transport services on a fiber optic network in Texas. The Company also operates a number of complementary businesses, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.

2.	Initial Public Offering
      On July 27, 2005, the Company completed the initial public offering of its common stock (the “IPO”). The IPO consisted of the sale of 6,000,000 shares of common stock newly issued by the Company and 9,666,666 shares of common stock sold by certain selling stockholders. The shares of common stock were sold at an initial public offering price of $13.00 per share resulting in net proceeds, after deduction of offering costs, to the Company of $67,589. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.
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

3.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly-owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates and assumptions used.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Regulatory Accounting
      Certain wholly-owned subsidiaries, Illinois Consolidated Telephone Company (“ICTC”), Consolidated Communications of Texas Company and Consolidated Communications of Fort Bend Company, are independent local exchange carriers (“ILECs”) which follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No 71”). SFAS No. 71 permits rates (tariffs) to be set at levels intended to recover estimated costs of providing regulated services or products, including capital costs. SFAS No. 71 requires the ILECs to depreciate wireline plant over the useful lives approved by the regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the wireline business’ ability to establish prices to recover specific costs and (2) significant changes in the manner by which rates are set by regulators from cost-base regulation to another form of regulation.

Cash Equivalents
      Cash equivalents consist of short-term, highly liquid investments with a remaining maturity of three months or less when purchased.

Investments
      Investments in affiliated companies that the Company does not control but does have the ability to exercise significant influence over operations and financial policies, are accounted for using the equity method. Investments in equity securities (excluding those described in the previous sentence) that have readily determinable fair values are categorized as available for sale securities and are carried at fair value. The unrealized gains or losses on securities classified as available for sale are included as a separate component of stockholders’ equity. Investments that do not have readily determinable fair values are carried at cost.
      To determine whether an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to quoted market prices if available or the fair value of similar investments, which in certain circumstance, is based on traditional valuation models utilizing multiple of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as realized impairment loss and a reduction in the cost of the investment.

Accounts Receivable and Allowance for Doubtful Accounts
      Accounts receivable consist primarily of amounts due to the Company from normal activities. Accounts receivable are determined to be past due when the amount is overdue based on the payment terms with the customer. In certain circumstances, the Company requires deposits from customers to mitigate potential risk associated with receivables. The Company maintains an allowance for doubtful accounts to reflect management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance balance based on known troubled accounts, historical experience and other currently available evidence. Accounts receivable are charged to the allowance for doubtful accounts when management of the Company determines that the receivable will not be collected.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Inventory
      Inventory consists mainly of copper and fiber cable that will be used for network expansion and upgrades and materials and equipment used in the maintenance and installation of telephone systems. Inventory is stated at the lower of average cost or market.

Goodwill and Other Intangible Assets
      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Tradenames have been determined to have indefinite lives; thus they are not being amortized but are tested annually for impairment using discounted cash flows based on a relief from royalty method. The Company evaluates the carrying value of goodwill in the fourth quarter of each year. As part of the evaluation, the Company compares the carrying value for each reporting unit with their fair value to determine whether impairment exists. If impairment is determined to exist, any related impairment loss is calculated based upon fair value.
      SFAS 142 also provides that assets which have finite lives be amortized over their useful lives. Customer lists are being amortized over their estimated useful lives based upon the Company’s historical experience with customer attrition and the recommendation of an independent appraiser. The estimated lives range from 10 to 13 years.

Property, Plant, and Equipment
      Property, plant, and equipment are recorded at cost. The cost of additions, replacements, and major improvements is capitalized, while repairs and maintenance are charged to expense. Depreciation is determined based upon the assets’ estimated useful lives using either the group or unit method.
      The group method is used for depreciable assets dedicated to providing regulated telecommunication services, including the majority of the network and outside plant facilities. Under the group method, a specific asset group has an average life. A depreciation rate is developed based on the average useful life for the specific asset group as approved by regulatory agencies. This method requires periodic revision of depreciation rates. When an individual asset is sold or retired under the group method, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss.
      The unit method is primarily used for buildings, furniture, fixtures and other support assets. Under the unit method, assets are depreciated on the straight-line basis over the estimated useful life of the individual asset. When an individual asset is sold or retired under the unit method, the cost basis of the asset and related accumulated depreciation are removed from the accounts and any associated gain or loss is recognized.
      Estimated useful lives are as follows:

Years

Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures, and equipment	3-17

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Revenue Recognition
      Revenue is recognized when evidence of an arrangement exists, the earnings process is complete, the price is fixed or determinable, and collectibility is reasonably assured. The prices for regulated services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services. Marketing incentives, including bundle discounts, are recognized as revenue reductions in the period the service is provided.
      Local calling services including local dial tone, enhanced calling features such as caller name and number identification, special access circuits, long distance flat rate calling plans, and most data services are billed to end users in advance. Billed but unearned revenue is deferred and recorded in advance billings and customer deposits.
      Revenues for providing usage based services, such as per minute long distance service and access charges billed to other telephone carriers for originating and terminating long distance calls on the Company’s network, are billed in arrears. Revenues for these services are recognized in the period services are rendered. Earned but unbilled usage based services are recorded in accounts receivable.
      Subsidies, including Universal Service revenues, are government sponsored support received in association with providing service in mostly rural, high cost areas. These revenues are typically based on information provided by the Company and are calculated by the government agency responsible for administering the support program. Subsidies are recognized in the period the service is provided with out of period subsidy adjustments recognized in the period they are deemed probable and estimable.
      Operator services, paging services, telemarketing and order fulfillment services are recognized monthly as services are provided. Telephone equipment revenues generated from retail channels are recorded at the point of sale. Telecommunications systems and structured cabling project revenues are recognized upon completion and billing of the project. Maintenance services are provided on both a contract and time and material basis and are recorded when the service is provided. Print advertising and publishing revenues are recognized ratably over the life of the related directory, generally twelve months.

Advertising Costs
      The costs of advertising are charged to expense as incurred. Advertising expenses totaled $1,256, $1,521 and $1,839 in 2005, 2004 and 2003, respectively.

Income Taxes
      The Company files a consolidated federal income tax return and its majority owned subsidiary, East Texas Fiber Line Incorporated files a separate federal income tax return. State income tax returns are filed on a consolidated or separate legal entity basis depending on the state. Federal and state income tax expense or benefit is allocated to each subsidiary based on separately determined taxable income or loss.
      Amounts in the financial statements related to income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes as well as loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance for deferred income tax assets when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      Provisions for federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also may include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions may differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income tax when, despite the belief that its tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimated losses. To the extent that the probable tax outcomes of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Stock Based Compensation
      The Company maintains a restricted share plan to award certain employees of the Company restricted common shares of the Company as an incentive to enhance their long-term performance as well as an incentive to join or remain with the Company. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 Revised, “Share Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning January 1, 2006, with early adoption encouraged. SFAS 123R was adopted by the Company effective July 1, 2005 using the modified-prospective transition method. Under the guidelines of SFAS 123R, the Company recognized non-cash stock compensation expense of $8,590 during the second half of 2005.

Financial Instruments and Derivatives
      As of December 31, 2005, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt obligations. At December 31, 2005 and 2004 the carrying value of these financial instruments approximated fair value, except for the Company’s senior notes payable. As of December 31, 2005, the carrying value and fair value of the Company’s senior notes approximated $130,000 and $138,450, respectively, based on quoted market prices.
      Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS No. 133”). SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. To the extent that the derivatives qualify as a cash flow hedge, the gain or loss associated with the effective portion is recorded as a component of Other Comprehensive Income (Loss). Changes in the fair value of derivatives that do not meet the criteria for hedges are recognized in the consolidated statements of operations. Upon termination of interest rate swap agreements, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation. Since the Company’s interest swap agreements are with major financial institutions, the Company does not anticipate any nonperformance by any counterparty.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Recent Accounting Pronouncements
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

4.	Acquisitions

Acquisition of ICTC and Related Businesses
      On December 31, 2002, the Company, through its wholly owned subsidiary CCI, acquired all of the outstanding common stock of ICTC, McLeodUSA Public Services, Inc., and Consolidated Market Response, Inc, as well as substantially all of the assets of three other related telecom lines of business (or divisions) which were all owned by McLeodUSA and its affiliates. The purchase price for the businesses acquired totaled $284,834, including acquisition costs, and was funded with proceeds from the issuance of redeemable preferred stock and debt. The Company accounted for the acquisition using the purchase method of accounting; accordingly the financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values. The accompanying consolidated financial statements include the results of operations of the acquired businesses from the date of acquisition.
      The allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

Current assets	$25,802
Property, plant and equipment	118,057
Customer list	59,517
Tradenames	15,863
Goodwill	99,554
Liabilities assumed	(33,959)

Net purchase price	$284,834

      Goodwill represents the residual aggregate purchase price after all tangible and identified intangible assets have been valued, offset by the value of liabilities assumed. The aggregate purchase price was derived from a competitive bidding process and negotiations and was influenced by our assessment of the value of the overall acquired business. The significant goodwill value reflects our view that the acquired business can generate strong cash flow and sales and earnings following acquisition. In accordance with SFAS No. 142, the tradenames and goodwill acquired are not amortized but are tested for impairment at least annually. The customer lists are amortized over their weighted average estimated useful lives of ten years. The Company made an election under the Internal Revenue Code that resulted in the tax basis of goodwill and other intangible assets associated with this acquisition to be deductible for tax purposes ratably over a 15-year period.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Acquisition of TXUCV
      On April 14, 2004, the Company, through its wholly owned subsidiary Consolidated Communications Texas Acquisition, Inc. (“Texas Acquisition”), acquired all of the capital stock of TXU Communications Ventures Company (“TXUCV”) from Pinnacle One Partners L.P. (“Pinnacle One”). By acquiring all of the capital stock of TXUCV, the Company acquired substantially all of the telecommunications assets of TXU Corp., including two rural local exchange carriers (“RLECs”), that together serve markets in Conroe, Katy and Lufkin, Texas, a directory publishing business, a transport services business that provides connectivity within Texas and minority interests in two cellular partnerships.
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

Current assets	$27,478
Property, plant and equipment	264,576
Customer list	108,200
Goodwill	224,554
Other assets	43,291
Liabilities assumed	(144,009)

Net purchase price	$524,090

      The aggregate purchase price was derived from a competitive bidding process and negotiations and was influenced by the Company’s assessment of the value of the overall TXUCV business. The significant goodwill value reflects the Company’s view that the TXUCV business can generate strong cash flow and sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition is allocated to the telephone operations segment. In accordance with SFAS 142, the $224,554 in goodwill recorded as part of the TXUCV acquisition is not being amortized, but is tested for impairment at least annually. The customer list is being amortized over its estimated useful life of thirteen years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.
      The Company’s consolidated financial statements include the results of operations for the TXUCV acquisition since the April 14, 2004, acquisition date. Unaudited pro forma results of operations data for the year ended December 31, 2004 as if the acquisition had occurred at the beginning of the period presented are as follows:

Total revenues	$323,463

Income from operations	$37,533

Proforma net loss	$(2,956)

Proforma net loss applicable to common shareholders	$(20,146)

Loss per share — basic and diluted	$(2.24)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

5.	Prepaids and other current assets
      Prepaids and other current assets consist of the following:

	December 31,

	2005	2004

Deferred charges	$431	$1,637
Prepaid expenses	4,385	3,492
Other current assets	776	1,050

	$5,592	$6,179

6.     Property, plant and equipment
      Property, plant, and equipment, net consist of the following:

	December 31,

	2005	2004

Property, plant and equipment:
Land and buildings	$48,015	$49,567
Network and outside plant facilities	657,308	641,913
Furniture, fixtures and equipment	75,161	68,360
Work in process	6,480	7,783

	786,964	767,623
Less: accumulated depreciation	(451,876)	(406,863)

Net property, plant and equipment	$335,088	$360,760

      Depreciation expense totaled $53,089, $42,652 and $16,518 in 2005, 2004 and 2003, respectively.

7.	Investments
      Investments consist of the following:

	December 31,

	2005	2004

Cash surrender value of life insurance policies	$1,259	$1,708
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership	21,450	21,450
Rural Telephone Bank stock	5,921	5,921
CoBank, ACB stock	2,071	1,879
Other	19	19
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% owned)	13,175	11,759
Fort Bend Fibernet Limited Partnership (39.06% owned)	161	148

	$44,056	$42,884

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      The Company has a 2.34% ownership of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.
      The Rural Telephone Bank stock consists of 5,921 shares of $1,000 par value Class C stock which is stated at original cost plus a gain recognized at conversion of Class B to Class C. The Company anticipates its Rural Telephone Bank stock will be redeemed in 2006 at the current carrying value of $5,921.
      The Company has a 17.02% ownership of GTE Mobilnet of Texas RSA #17 Limited Partnership (the “Mobilnet RSA Partnership”). The principal activity of the Mobilnet RSA Partnership is providing cellular service to a limited rural area in Texas. The Company has some influence on the operating and financial policies of this partnership and accounts for this investment on the equity basis. Summarized financial information for the Mobilnet RSA Partnership was as follows:

	2005	2004

For the year ended December 31:
Total revenues	$42,032	$35,203
Income from operations	10,959	9,636
Income before income taxes	11,260	10,116
Net income	11,260	10,116
As of December 31:
Current assets	10,140	6,443
Non-current assets	29,183	22,494
Current liabilities	2,722	1,733
Non-current liabilities	137	—
Partnership equity	36,464	27,204
      The Company received partnership distributions totaling $379 and $418 from its equity method investments in 2005 and 2004, respectively.

8.	Minority Interest
      East Texas Fiber Line, Inc. (“ETFL”) is a joint venture owned 63% by the Company and 37% by Eastex Celco. ETFL provides connectivity to certain customers within Texas over a fiber optic transport network.

9.	Goodwill and Other Intangible Assets
      In accordance with SFAS 142, goodwill and tradenames are not amortized but are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In December 2004, the Company completed its annual impairment test and determined that goodwill was impaired in one of its reporting units within the Other Operations segment of the Company, and a resulting goodwill impairment charge of $10,147 was recognized. The goodwill impairment was limited to the Company’s Operator Services reporting unit, and was due to a decline in current and projected cash flows for this reporting unit. In December 2005, the Company completed its annual impairment test, using a discounted cash flow method, and the test indicated no impairment of goodwill existed.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      The following table presents the carrying amount of goodwill by segment:

	Telephone	Other
	Operations	Operations	Total

Balance at January 1, 2004	$78,443	$21,111	$99,554
Impairment	—	(10,147)	(10,147)
Finalization of ICTC and related businesses purchase accounting	2,292	(2,010)	282
TXUCV acquisition	228,792	—	228,792

Balance at December 31, 2004	309,527	8,954	318,481
Finalization of TXUCV purchase accounting and other adjustments, net	(4,238)	—	(4,238)

Balance at December 31, 2005	$305,289	$8,954	$314,243

      The Company’s most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles. The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure. All business units and several product/services names incorporate the CONSOLIDATED name. These tradenames are indefinitely renewable intangibles. In December 2004, the Company completed its annual impairment test and determined that the recorded value of its tradename was impaired in two of its reporting units within the Other Operations segment of the Company, and a resulting impairment charge of $1,431 was recognized. The tradename impairment was limited to the Company’s Operator Services and Mobile Services reporting units, and was due to lower than previously anticipated revenues within these two reporting units. In December 2005, the Company completed its annual impairment test using discounted cash flows based on a relief from royalty method, and the test indicated no impairment of the tradenames existed.
      The carrying value of the Company’s tradenames totaled $14,546 at both December 31, 2005 and 2004 and was allocated to the business segments as follows: $10,046 to the Telephone Operations and $4,500 to the Other Operations.
      The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	December 31,

	2005	2004

Gross carrying amount	$167,633	$167,633
Less: accumulated amortization	(32,118)	(17,828)

Net carrying amount	$135,515	$149,805

      The aggregate amortization expense associated with customer lists for the years ended December 31, 2005, 2004 and 2003 was $14,290, $11,870 and $5,958, respectively. Customer lists are being amortized using a weighted average life of 11.7 years. The estimated annual amortization expense is $14,290 for each of the next five years.

10.	Affiliated Transactions
      Prior to the IPO, the Company and certain of its subsidiaries maintained two professional services fee agreements. The agreements required the Company to pay to Richard A. Lumpkin, Chairman of the

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Company, Providence Equity and Spectrum Equity professional services fees to be divided equally among them, for consulting, advisory and other professional services provided to the Company. The Company recognized fees totaling $2,867, $4,135 and $2,000 in 2005, 2004 and 2003, respectively, associated with these agreements. These fees are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Effective July 27, 2005, in connection with the IPO, these agreements were cancelled.
      Agracel, Inc., or Agracel, is a real estate investment company of which Mr. Lumpkin, together with his family, beneficially owns 49.7%. In addition, Mr. Lumpkin is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC. Mr. Lumpkin directly owns the remaining 50% of LATEL. Effective December 31, 2002, the Company sold five of its buildings and associated land to LATEL, LLC for the aggregate purchase price of $9,180, and then entered into an agreement to leaseback the same facilities for general office and warehouse functions. The leases are triple net lease that require the Company to continue to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes. The Company recognized operating lease expenses of $1,285, $1,251 and $1,221 during 2005, 2004 and 2003, respectively, in connection with the LATEL leases. There is no associated lease payable balance outstanding at December 31, 2005. The leases expire on September 11, 2011.
      Agracel is the sole managing member and 66.7% owner of MACC, LLC (“MACC”). Mr. Lumpkin, together with his family, owns the remainder of MACC. In 1997, a subsidiary of the Company entered into a lease agreement to rent office space for a period of five years. The parties extended the lease for an additional five years beginning October 14, 2002. The Company recognized rent expense in the amount of $139 in 2005 and $123 in both 2004 and 2003 in connection with the MACC lease.
      Mr. Lumpkin, together with members of his family, beneficially owns 100% of SKL Investment Group, LLC (“SKL”). The Company charged SKL $77 in both 2005 and 2004 and $74 in 2003 for use of office space, computers, telephone service and for other office related services.
      Mr. Lumpkin also has an ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”) which provides the Company with general banking services, including depository, disbursement and payroll accounts and retirement plan administrative services, on terms comparable to those available to other large business accounts. The Company provides certain telecommunications products and services to First Mid-Illinois. Those services are based upon standard prices for strategic business customers. Following is summary of the transactions between the Company and First Mid-Illinois:

	Year Ended
	December 31,

	2005	2004	2003

Fees charged from First Mid-Illnois for:
Banking fees	$6	$5	$2
401K plan administration	69	77	46
Interest income earned by the Company on deposits at First Mid-Illinois	443	170	97
Fees charged by the Company to First Mid-Illinois for telecommunication services	514	476	437

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

11.	Income Taxes
      The components of the income tax provision are as follows:

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$240	$393	$—
State	1,042	673	—

	1,282	1,066	—

Deferred:
Federal	4,972	(305)	3,252
State	4,681	(529)	465

	9,653	(834)	3,717

Income tax expense	$10,935	$232	$3,717

      Following is reconciliation between the statutory federal income tax rate and the Company’s overall effective tax rate:

	Year Ended December 31,

	2005	2004	2003

Statutory federal income tax rate (benefit)	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	5.7	15.1	5.0
Stock compensation	46.4	—	—
Litigation settlement	16.6	—	—
Life insurance proceeds	(15.0)	—	—
Other permanent differences	4.6	28.8	—
Derivative instruments	—	24.6	—
Change in valuation allowance	4.9	(5.7)	—
Change in deferred tax rate	71.3	—	—
Other	(0.6)	(2.2)	0.3

	168.9%	25.6%	40.3%

      Cash paid (refunded) for federal and state income taxes was $613, $(509) and $2,000 during 2005, 2004 and 2003, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      Net deferred taxes consist of the following components:

	December 31,

	2005	2004

Current deferred tax assets:
Reserve for uncollectible accounts	$1,060	$1,020
Accrued vacation pay deducted when paid	1,215	1,504
Accrued expenses and deferred revenue	836	754

	3,111	3,278

Noncurrent deferred tax assets:
Net operating loss carryforwards	18,588	21,866
Derivative instruments	—	—
Goodwill and other intangibles	—	846
Pension and postretirement obligations	21,029	23,402
Minimum tax credit carryforward	1,045	806
Valuation allowance	(16,040)	(17,136)

	24,622	29,784

Noncurrent deferred tax liabilities:
Goodwill and other intangibles	(36,862)	—
Derivative instruments	(1,443)	(547)
Partnership investment	(7,070)	(6,898)
Property, plant and equipment	(43,727)	(87,348)
Basis in investment	(1,748)	(1,632)

	(90,850)	(96,425)

Net non-current deferred tax liabilities	(66,228)	(66,641)

Net deferred income tax assets (liabilities)	$(63,117)	$(63,363)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. There is an annual limitation on the use of the NOL carryforwards, however the amount of projected future taxable income is expected to allow for full utilization of the NOL carryforwards (excluding those attributable to ETFL as described below).
      Consolidated Communications Holdings and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available NOL carryforwards of approximately $32,417 for federal income tax purposes and $124,769 for state income tax purposes to offset against future taxable

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
income. The federal NOL carryforwards expire from 2021 to 2024 and state NOL carryforwards expire from 2006 to 2016.
      East Texas Fiber Line Incorporated (“ETFL”), a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards of approximately $7,415 for federal income tax purposes and $4,054 for state income tax purposes to offset against future taxable income. The federal NOL carryforwards expire from 2008 to 2024 and state NOL carryforwards expire from 2006 to 2009.
      The valuation allowance is primarily attributed to federal and state tax loss carryforwards and the deferred tax asset related to ETFL, for which no tax benefit is expected to be utilized. If it becomes evident that sufficient taxable income will be available in the jurisdictions where these deferred tax assets exist, the Company would release the valuation allowance accordingly.
      If subsequently recognized, the tax benefit attributable to $15,498 and $109 of the valuation allowance for deferred taxes would be allocated to goodwill and accumulated other comprehensive income, respectively. This valuation allowance relates primarily to pre-acquisition tax operating loss carryforwards and deferred tax assets where it is more likely than not that the benefit will not be realized. During 2005, the valuation allowance was reduced by $1,413 as a result of a reduction in net deferred tax assets. This reduction in the valuation allowance was credited against goodwill recorded with respect to the acquisition, and did not impact tax expense.

12.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2005	2004

Salaries and employee benefits	$10,040	$9,191
Taxes payable	7,946	6,915
Accrued interest	8,124	6,490
Other accrued expenses	4,266	11,655

	$30,376	$34,251

13.	Pension Costs and Other Postretirement Benefits
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
      The Company used a September 30 measurement date for its plans in Illinois and a December 31 measurement date for its plans in Texas.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      The following tables present the benefit obligation, plan assets and funded status of the plans:

	Pension Benefits			Other Benefits

	December 31,			December 31,

	2005	2004	2003	2005	2004	2003

The change in benefit obligation
Projected benefit obligation, beginning of period	$117,640	$55,528	$49,637	$35,747	$8,951	$7,966
TXUCV acquisition	—	60,984	—	—	26,629	—
Service cost	2,699	2,930	770	910	989	165
Interest cost	7,003	5,902	3,207	1,638	1,579	557
Plan participant contributions	—	—	—	196	158	135
Plan amendments	—	—	—	(2,851)	(2,652)	454
Plan curtailments	(4,728)	—	—	(7,880)	(772)	—
Benefits paid	(6,722)	(7,237)	(3,403)	(1,882)	(1,747)	(692)
Administrative expenses paid	—	(410)	—	(141)	—	—
Actuarial (gain)/ loss	8,442	(57)	5,317	2,094	2,612	366

Projected benefit obligation, end of period	$124,334	$117,640	$55,528	$27,831	$35,747	$8,951

Accumulated benefit obligation	$115,630	$105,451	$51,070

The change in plan assets
Fair value of plan assets, beginning of period	$94,292	$50,704	$45,446	$—	$—	$—
TXUCV acquisition	—	40,633	—	—	—	—
Actual return on plan assets	7,757	6,715	7,804	—	—	—
Employer contributions	5,372	3,887	857	1,827	1,589	557
Plan participant contributions	—	—	—	196	158	135
Administrative expenses paid	(253)	(410)	—	(141)	—	—
Benefits paid	(6,722)	(7,237)	(3,403)	(1,882)	(1,747)	(692)

Fair value of plan assets end of period	$100,446	$94,292	$50,704	$—	$—	$—

Funded status
Funded status	$(23,888)	$(23,348)	$(4,824)	$(27,831)	$(35,747)	$(8,951)
Employer contributions after measurement date and before end of period	—	—	—	158	275	194
Unrecognized prior service (credit) cost	—	—	—	(2,469)	918	952
Unrecognized net actuarial (gain) loss	3,368	(177)	162	2,988	(115)	(128)

Accrued benefit cost	$(20,520)	$(23,525)	$(4,662)	$(27,154)	$(34,669)	$(7,933)

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(21,250)	$(23,982)	$(4,662)	$(27,154)	$(34,669)	$(7,933)
Accumulated other comprehensive income	730	457	—	—	—	—

Net amount recognized	$(20,520)	$(23,525)	$(4,662)	$(27,154)	$(34,669)	$(7,933)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      The Company’s pension plan weighted average asset allocations by investment category are as follows:

	December 31,

	2005	2004

Plan assets by category
Equity securities	56.6%	54.8%
Debt securities	39.7%	36.8%
Other	3.7%	8.4%

	100.0%	100.0%

      The Company’s investment strategy is to maximize long-term return on invested plan assets while minimizing risk of market volatility. Accordingly, the Company targets it allocation percentage at 50% to 60% in equity funds with the remainder in fixed income funds and cash equivalents.
      The Company expects to contribute $60 to its pension plans and $1,710 to its other postretirement plans in 2006. The Company’s expected future benefit payments to be paid during the years ended December 31 are as follows:

	Pension	Other
	Benefits	Benefits

2006	$5,928	$1,710
2007	6,186	1,865
2008	6,429	1,855
2009	6,799	1,929
2010	7,186	2,014
2011 through 2015	41,837	10,621
      Effective as of April 30, 2005, the Company’s Board of Directors authorized amendments to several of the Company’s benefit plans. The Consolidated Communications Texas Retirement Plan was amended to freeze benefit accruals for all participants other than union participants and grandfathered participants. The rate of accrual for grandfathered participants in this plan was reduced. A grandfathered participant is defined as a participant age 50 or older with 20 or more years of service as of April 30, 2005. The Consolidated Communications Texas Retiree Medical and Life Plan was amended to freeze the Company subsidy for premium coverage as of April 30, 2005 for all existing retiree participants. This plan was also amended to limit future coverage to a select group of future retires who attain at least age 55 and 15 years of service, but with no Company subsidy. The amendments to the Retiree Medical and Life Plan resulted in a $7,880 curtailment gain that was included in general and administrative expenses during 2005.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      The following table presents the components of net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Service cost	$2,699	$2,930	$770	$910	$989	$165
Interest cost	7,003	5,902	3,207	1,638	1,579	557
Expected return on plan assets	(7,383)	(6,434)	(3,507)	—	—	—
Curtailment gain	—	—	—	(7,880)	—	—
Other, net	48	(2)	—	(471)	(19)	(4)

Net periodic benefit cost (income)	$2,367	$2,396	$470	$(5,803)	$2,549	$718

      The weighted average assumptions used in measuring the Company’s benefit obligations as of December 31, 2005, 2004 and 2003 are as follows:

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	5.9%	6.0%	6.0%	5.9%	6.0%	6.0%
Compensation rate increase	3.3%	3.5%	3.5%	—	—	—
Return on plan assets	8.0%	8.3%	8.0%	—	—	—
Initial heathcare cost trend rate	—	—	—	10.5%	10.0%	11.0%
Ultimate heathcare cost rate	—	—	—	5.0%	5.0%	5.0%
Year ultimate trend rate reached	—	—	—	2011 to 2012	2010 to 2012	2009
      Weighted average actuarial assumptions used to determine the net periodic benefit cost for 2005, 2004 and 2003 are as follows: discount rate — 6.0%, 6.0% and 6.8%, expected long-term rate of return on plan assets — 8.0%, 8.3% and 8.0%, and rate of compensation increases — 3.5%, 3.9% and 3.5%, respectively.
      In determining the discount rate, the Company considers the current yields on high quality corporate fixed income investments with maturities corresponding to the expected duration of the benefit obligations. The expected return on plan assets assumption was based upon the categories of the assets and the past history of the return on the assets. The compensation rate increase is based upon past history and long-term inflationary trends. A one percentage point change in the assumed health care cost trend rate would have the following effects on the Company’s other postretirement benefits:

	1% Increase	1% Decrease

Effect on 2005 service and interest costs	$365	$(289)
Effect on accumulated postretirement benefit obligations as of December 31, 2005	$2,786	$(2,304)

14.	Employee 401k Benefit Plans and Deferred Compensation Agreements

401k Benefit Plans
      The Company sponsors several 401(k) defined contribution retirement savings plans. Virtually all employees are eligible to participant in one of these plans. Each employee may elect to defer a portion of his or her compensation, subject to certain limitations. The Company provides matching contributions based on qualified employee contributions. Total Company contributions to the plans were $2,077, $1,223 and $496 in 2005, 2004 and 2003, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Compensation Agreements
      The Company has deferred compensation agreements with the former board of directors of TXUCV’s predecessor company, Lufkin-Conroe Communications, and certain former employees. The benefits are payable for up to 15 years or life and may begin as early as age 65 or upon the death of the participant. These plans were frozen by TXUCV’s predecessor company prior to the Company’s assumption of the related liabilities and thus accrue no new benefits to the existing participants. Company payments related to the deferred compensation agreements totaled approximately $564 and $336 in 2005 and 2004, respectively. The net present value of the remaining obligations totaled approximately $4,781 and $2,710 as of December 31, 2005 and 2004, respectively, and is included in pension and postretirement benefit obligations in the accompanying balance sheet.
      The Company maintains life insurance policies on certain of the participating former directors and employees. In June 2005, the Company recognized $2,800 of net proceeds in other income due to the receipt of life insurance proceeds related to the passing of a former employee. The excess of the cash surrender value of the Company’s remaining life insurance policies over the notes payable balances related to these policies totaled $1,259 and $1,708 as of December 31, 2005 and 2004, respectively, and is included in other assets in the accompanying balance sheet.

15.	Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2005	2004

Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan A	—	115,333
Term loan C	—	312,900
Term loan D	425,000	—
Senior notes	130,000	200,000
Capital leases	—	1,188

	555,000	629,421
Less: current portion	—	(41,079)

	$555,000	$588,342

      Future maturities of long-term debt as of December 31, 2005 are as follows: 2011 — $425,000 and 2012 — $130,000.

Senior Secured Credit Facility
      The Company, through its wholly-owned subsidiaries, maintains a credit agreement with various financial institutions, which provides for aggregate borrowings of $455,000 consisting of a $425,000 term loan facility and a $30,000 revolving credit facility. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company. The term loan has no interim principal maturities and thus matures in full on October 14, 2011. The revolving credit facility matures on April 14, 2010.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      At the Company’s election, borrowings bear interest at fluctuating interest rates based on: (a) a base rate (the highest of the administrative agent’s base rate in effect on such day, 0.5% per annum above the latest three week moving average of secondary market morning offering rates in the United States for three month certificates of deposit or 0.5% above the Federal Funds rate); or (b) the London Interbank Offered Rate, or LIBOR plus, in either case, an applicable margin within the relevant range of margins (0.75% to 2.50%) provided for in the credit agreement. The applicable margin is based upon the Company’s total leverage ratio. As of December 31, 2005, the margin for interest rates on LIBOR based loans was 1.75%. At December 31, 2005 and 2004, the weighted average rate, including swaps, of interest on the Company’s term debt facilities was 5.72% and 5.23% per annum, respectively. Interest is payable at least quarterly.
      The credit agreement contains various provisions and covenants, which include, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock, as well as, limitations on future capital expenditures. The Company has also agreed to maintain certain financial ratios, including interest coverage, fixed charge coverage and leverage ratios, all as defined in the credit agreement.

Senior Notes
      On April 14, 2004, the Company, through its wholly owned subsidiaries, issued $200,000 of 9 3/4 % Senior Notes due on April 1, 2012. The senior notes are the Company’s senior, unsecured obligations and pay interest semi-annually on April 1 and October 1. During August 2005, proceeds from the IPO were used primarily to redeem $65,000 of the aggregate principal amount of the Senior Notes along with a redemption premium of approximately $6,338. During December 2005 an additional $5,000 of the aggregate principal amount of the Senor Notes was redeemed along with a redemption premium of approximately $488.
      Some or all of the remaining senior notes may be redeemed on or after April 1, 2008. The redemption price plus accrued interest will be, as a percentage of the principal amount, 104.875% in 2008, 102.438% in 2009 and 100% in 2010 and thereafter. In addition, holders may require the repurchase of the notes upon a change in control, as such term is defined in the indenture governing the senior notes. The indenture contains certain provisions and covenants, which include, among other items, restrictions on the ability to issue certain types of stock, incur additional indebtedness, make restricted payments, pay dividends and enter other lines of business.

Derivative Instruments
      The Company maintains interest rate swap agreements that effectively convert a portion of the floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At December 31, 2005, the Company has interest rate swap agreements covering $259,356 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.03% to 4.57%. The swap agreements expire on December 31, 2006, May 19, 2007, and September 30, 2011. On October 12, 2005, the Company entered into agreements to hedge an additional $100,000 of variable rate debt with swaps that will be effective as of January 3, 2006 at a blended average fixed rate of approximately 4.8% and expiration date of September 30, 2011.
      The fair value of the Company’s derivative instruments, comprised solely of interest rate swaps, amounted to an asset of $4,117 and $1,060 at December 31, 2005 and 2004, respectively. The fair value is included in deferred financing and other assets. The Company recognized a net credit of $13 and a net loss of $228 in interest expense during 2005 and 2004, respectively, related to its derivative instruments. The change in the market value of derivative instruments, net of related tax effect, is recorded in other

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
comprehensive income. The Company recognized comprehensive income of $2,188 and $1,105 and a comprehensive loss of $515 during 2005, 2004 and 2003, respectively.

16.	Restricted Share Plan
      The Company maintains a Restricted Share Plan which provides for the issuance of common shares to key employees and as an incentive to enhance their long-term performance as well as an incentive to join or remain with the Company. In connection with the IPO, the Company amended and restated its Restricted Share Plan. The vesting schedule of outstanding awards was modified such that an additional 25% of the outstanding restricted shares granted became vested. The amendment and restatement also removed a call provision contained within the original plan. As a result, the accounting treatment changed from a liability plan, for which expense was recognized based on a formula ($0 immediately prior to the IPO), to an equity plan for which expense is recognized based upon fair value at the IPO date under the guidelines of SFAS 123R. The amendment and restatement represented a modification to the terms of the equity awards, resulting in a new measurement date and non-cash compensation expense of $6,391 as of July 27, 2005. The $6,391 represents the fair value of the vested shares as of the new measurement date. The fair value was determined based upon the IPO price of $13.00 per share. An additional $2,199 was recognized as non-cash compensation expense during the period from July 28, 2005 through December 31, 2005. The measurement date value of remaining unvested shares is expected to be recognized as non-cash compensation expense over the remaining three-year vesting period, less a provision for estimated forfeitures.
      The following table presents the restricted stock activity by year:

	2005	2004

Restricted shares outstanding, beginning of period	750,000	975,000
Shares granted	87,500	25,000
Shares vested	(408,662)	(250,000)
IPO conversion adjustment	(1,773)	—
Shares forfeited or retired	(5,000)	—

Restricted shares outstanding, end of period	422,065	750,000

      The shares granted under the Restricted Share Plan are considered outstanding at the date of grant, as the recipients are entitled to dividends and voting rights. As of December 31, 2005, there were 422,065 of nonvested restricted shares outstanding with a weighted average measurement date fair value of $12.94 per share. The 87,500 shares granted during 2005 had a weighted average measurement date fair value of $12.73 per share. Shares granted subsequent to the IPO vest at the rate of 25% per year on the anniversary of their grant date. There was approximately $5,421 of total unrecognized compensation cost related to the 422,065 nonvested shares outstanding at December 31, 2005. That cost, less an estimated allowance of $54 for forfeitures, is expected to be recognized based upon future vesting as non-cash stock compensation in the following years: 2006 — $2,426, 2007 — $2,425, 2008 — $276 and 2009 — $240.

17.	Redeemable Preferred Shares
      At December 31, 2004, the Company had authorized 182,000 class A preferred shares of which 182,000 shares were issued and outstanding. The preferred shares were redeemable to the holders with a preferred return on their capital contributions at the rate of 9.0% per annum. On June 7, 2005, the Company made a $37,500 cash distribution to holders of its redeemable preferred shares. On July 27, 2005, all of the outstanding redeemable preferred shares, with a liquidation preference totaling

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
approximately $178,200, were exchanged for 13,710,318 shares of the Company’s common stock which was computed based upon the initial offering price of $13.00 per common share.

18.	Accumulated Other Comprehensive Income
      Accumulated other comprehensive income is comprised of the following components:

	December 31,

	2005	2004

Unrealized gain on cash flow hedges, net of tax	$2,778	$590
Minimum pension liability, net of tax	(427)	(283)
Unrealized loss on marketable securities, net of tax	(49)	(49)

Accumulated other comprehensive income	$2,302	$258

19.	Environmental Remediation Liabilities
      Environmental remediation liabilities were $830 and $914 at December 31, 2005 and 2004, respectively and are included in other liabilities. These liabilities relate to anticipated remediation and monitoring costs in respect of two small, vacant sites and are undiscounted. The Company believes the amount accrued is adequate to cover its remaining anticipated costs of remediation.

20.	Commitments and Contingencies

Legal proceedings
      From time to time the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in aggregate, management believes would have a material adverse effect on the Company’s financial position or results of operations.

Operating leases
      The Company has entered into several operating lease agreements covering buildings and office space and equipment. Rent expense totaled $5,047, $4,515 and $2,043 in 2005, 2004 and 2003, respectively. Future minimum lease payments under existing agreements for each of the next five years and thereafter are as follows: 2006 — $3,501 2007 — $2,799, 2008 — $1,985, 2009 — $1,732, 2010 — $1,681 thereafter — $2,141.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

21.	Net Loss per Common Share
      The following table sets forth the computation of net loss per common share:

	December 31,

	2005	2004	2003

Basic and diluted:
Net loss applicable to common stockholders	$(14,725)	$(16,108)	$(3,003)
Weighted average number of common shares outstanding	17,821,609	9,000,685	9,000,000

Net loss per common share	$(0.83)	$(1.79)	$(0.33)

      Non-vested shares issued pursuant to the Restricted Share Plan (Note 16) are not considered outstanding for the computation of basic and diluted net loss per share as their effect was anti-dilutive.

22.	Business Segments
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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
      The business segment reporting information is as follows:

	Telephone	Other
	Operations	Operations	Total

Year ended December 31, 2005:
Operating revenues	$282,285	$39,144	$321,429
Cost of services and products	75,884	25,275	101,159

	206,401	13,869	220,270
Operating expenses	89,043	9,748	98,791
Depreciation and amortization	62,254	5,125	67,379

Operating income (loss)	$55,104	$(1,004)	$54,100

Capital expenditures	$30,464	$630	$31,094

Year ended December 31, 2004:
Operating revenues	$230,401	$39,207	$269,608
Cost of services and products	56,339	24,233	80,572

	174,062	14,974	189,036
Operating expenses	77,123	10,832	87,955
Intangible assets impairment	—	11,578	11,578
Depreciation and amortization	49,061	5,461	54,522

Operating income (loss)	$47,878	$(12,897)	$34,981

Capital expenditures	$28,779	$1,231	$30,010

Year ended December 31, 2003:
Operating revenues	$90,282	$42,048	$132,330
Cost of services and products	21,762	24,543	46,305

	68,520	17,505	86,025
Operating expenses	32,987	9,508	42,495
Depreciation and amortization	16,488	5,988	22,476

Operating income	$19,045	$2,009	$21,054

Capital expenditures	$9,117	$2,179	$11,296

As of December 31, 2005:
Goodwill	$305,289	$8,954	$314,243

Total assets	$903,158	$42,792	$945,950

As of December 31, 2004:
Goodwill	$309,527	$8,954	$318,481

Total assets	$936,545	$69,554	$1,006,099

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

23.	Quarterly Financial Information (unaudited)

	March 31	June 30	September 30	December 31

2005
Revenues	$79,772	$78,264	$82,168	$81,225
Operating expenses:
Cost of services and products	24,417	24,353	25,953	26,436
Selling, general and administrative expenses	26,196	16,902	32,419	23,274
Depreciation and amortization	16,818	17,114	16,920	16,527

Total operating expenses	67,431	58,369	75,292	66,237

Income from operations	12,341	19,895	6,876	14,988
Other expenses, net	11,054	8,351	18,371	9,851

Pretax income (loss)	1,287	11,544	(11,495)	5,137
Income tax expense (benefit)	586	4,385	(1,270)	7,234

Net income (loss)	701	7,159	(10,225)	(2,097)
Dividends on redeemable preferred shares	(4,623)	(4,498)	(1,142)	—

Net income (loss) applicable to common shareholders	$(3,922)	$2,661	$(11,367)	$(2,097)

Net income (loss) per common share	$(0.42)	$0.27	$(0.49)	$(0.07)

2004
Revenues	$34,067	$72,538	$84,405	$78,598
Operating expenses:
Cost of services and products	12,374	22,401	23,223	22,574
Selling, general and administrative expenses	10,589	22,441	27,768	27,157
Depreciation and amortization	5,366	15,176	16,942	17,038
Asset impairment	—	—	—	11,578

Total operating expenses	28,329	60,018	67,933	78,347

Income from operations	5,738	12,520	16,472	251
Other expenses, net	2,797	12,984	10,143	9,968

Pretax income (loss)	2,941	(464)	6,329	(9,717)
Income tax expense (benefit)	1,177	(357)	2,842	(3,430)

Net income (loss)	1,764	(107)	3,487	(6,287)
Dividends on redeemable preferred shares	(2,274)	(4,019)	(4,330)	(4,342)

Net loss applicable to common shareholders	$(510)	$(4,126)	$(843)	$(10,629)

Net loss per common share	$(0.06)	$(0.46)	$(0.09)	$(1.18)

Notes:
      Amendments to one of the Company’s retiree medical and life insurance plans resulted in a $7,880 curtailment gain that was included in general and administrative expenses during the quarter ended June 30, 2005.
      In June 2005, the Company recognized $2,800 of net proceeds in other income due to the receipt of key man life insurance proceeds relating to the passing of a former TXUCV employee.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Controls
      None

Item 9A.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer. The text of the Company’s code of ethics is posted on its website at www.Consolidated.com within the Corporate Governance portion of the Investor Relations section.
      Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 18, 2006, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 18, 2006, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 18, 2006, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 18, 2006, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 18, 2006, which proxy statement will be filed within 120 days of the end of our fiscal year.
Part IV

Item 15.	Exhibits and Financial Statement Schedules
Exhibits
      See the Index to Exhibits following the signatures page of this Report.
Financial Statement Schedules
      The consolidated financial statements of the Registrant are set forth under Item 8 of this Report. Schedules not included have been omitted because they are not applicable or the required information is included elsewhere herein.
      Schedule II — Valuation and Qualifying Accounts is set forth below.
      The financial statements of the Registrant’s 50% or less owned companies that are deemed to be material under Rule 3-09 of Regulation S-X include GTE Mobilnet of Texas RSA #17 Limited Partnership are also set forth below.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	December 31,

	2005	2004	2003

Allowance for Doubtful Accounts:
Balance at beginning of year	$2,613	$1,837	$1,850
TXUCV acquisition	—	1,316	—
Provision charged to expense	4,480	4,666	3,412
Write-offs, less recoveries	(4,268)	(5,206)	(3,425)

Balance at end of year	$2,825	$2,613	$1,837

Inventory reserves:
Balance at beginning of year	$549	$143	$150
TXUCV acquisition	264	328	—
Provision charged to expense	70	126	—
Write-offs	(253)	(48)	(7)

Balance at end of year	$630	$549	$143

Income tax valuation allowance:
Balance at beginning of year	$17,136	$—	$—
TXUCV acquisition	—	12,331	—
Adjustment to goodwill	(1,413)	6,142	—
Provision charged to expense	317	(52)	—
Release of valuation allowance	—	(1,285)	—

Balance at end of year	$16,040	$17,136	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of GTE Mobilnet of
Texas #17 Limited Partnership:
      We have audited the accompanying balance sheets of GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 16, 2006

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004

ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance of $385 and $268	$2,382	$2,061
Unbilled revenue	909	712
Due from General Partner	6,835	3,659
Prepaid expenses and other current assets	14	11

Total current assets	10,140	6,443
PROPERTY, PLANT AND EQUIPMENT — Net	29,183	22,494

TOTAL ASSETS	$39,323	$28,937

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,105	$1,193
Advance billings and customer deposits	617	540

Total current liabilities	2,722	1,733

LONG TERM LIABILITIES	137	—

Total liabilities	2,859	1,733
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
PARTNERS’ CAPITAL	36,464	27,204

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$39,323	$28,937

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

OPERATING REVENUES:
Service revenues	$38,399	$32,687	$28,324
Equipment and other revenues	3,633	2,516	2,135

Total operating revenues	42,032	35,203	30,459

OPERATING COSTS AND EXPENSES:
Cost of service (excluding depreciation and amortization related to network assets included below)	12,316	9,899	8,316
Cost of equipment	3,336	2,490	2,284
Selling, general and administrative	11,417	10,144	9,344
Depreciation and amortization	4,004	3,034	2,886

Total operating costs and expenses	31,073	25,567	22,830

OPERATING INCOME	10,959	9,636	7,629

OTHER INCOME:
Interest income, net	301	480	365

Total other income	301	480	365

NET INCOME	$11,260	$10,116	$7,994

Allocation of Net Income:
Limited partners	$9,007	$8,093	$6,396
General partner	$2,253	$2,023	$1,598
See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	General
	Partner	Limited Partners

	San	Eastex		Consolidated		San
	Antonio	Telecom	Telecom	Communications	ALLTEL	Antonio	Total
	MTA,	Investments,	Supply,	Transport	Communications	MTA,	Partners’
	L.P.	L.P.	Inc.	Company	Investments, Inc.	L.P.	Capital

BALANCE — January 1, 2003	$4,220	$3,590	$3,590	$3,590	$3,590	$2,514	$21,094
Distributions	(1,402)	(1,191)	(1,191)	(1,191)	(1,191)	(834)	(7,000)
Net income	1,598	1,361	1,361	1,361	1,361	952	7,994

BALANCE — December 31, 2003	4,416	3,760	3,760	3,760	3,760	2,632	22,088
Distributions	(1,000)	(851)	(851)	(851)	(851)	(596)	(5,000)
Net income	2,023	1,722	1,722	1,722	1,722	1,205	10,116

BALANCE — December 31, 2004	5,439	4,631	4,631	4,631	4,631	3,241	27,204
Distributions	(400)	(341)	(341)	(341)	(341)	(236)	(2,000)
Net income	2,253	1,917	1,917	1,917	1,917	1,339	11,260

BALANCE — December 31, 2005	$7,292	$6,207	$6,207	$6,207	$6,207	$4,344	$36,464

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,260	$10,116	$7,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,004	3,034	2,886
Provision for losses on accounts receivable	931	793	496
Changes in certain assets and liabilities:
Accounts receivable	(1,252)	(934)	(253)
Unbilled revenue	(197)	(179)	128
Prepaid expenses and other current assets	(3)	2	6
Accounts payable and accrued liabilities	283	76	(294)
Advance billings and customer deposits	77	85	178
Long term liabilities	137	—	—

Net cash provided by operating activities	15,240	12,993	11,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(10,064)	(11,847)	(2,654)
Change in due from General Partner, net	(3,176)	3,854	(1,487)

Net cash used in investing activities	(13,240)	(7,993)	(4,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(2,000)	(5,000)	(7,000)

Net cash used in financing activities	(2,000)	(5,000)	(7,000)

CHANGE IN CASH	—	—	—
CASH — Beginning of year	—	—	—

CASH — End of year	$—	$—	$—

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

1.	Organization and Management
      GTE Mobilnet of Texas #17 Limited Partnership — GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) was formed on June 13, 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.
      The partners and their respective ownership percentages as of December 31, 2005, 2004 and 2003 are as follows:

General Partner:
San Antonio MTA, L.P.*	20.0000%
Limited Partners:
Eastex Telecom Investments, L.P.	17.0213%
Telecom Supply, Inc.	17.0213%
Consolidated Communications Transport Company	17.0213%
ALLTEL Communications Investments, Inc.	17.0213%
San Antonio MTA, L.P.*	11.9148%

*	San Antonio MTA, L.P. (“General Partner”) is a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

2.	Significant Accounting Policies
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, fair value of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.
      Revenue Recognition — The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, and SAB No. 104 “Revenue Recognition”.
      Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain administrative and operating costs incurred by Cellco or its

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. The General Partner believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).
      Income Taxes — The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and would be reported by them individually.
      Inventory — Inventory is owned by Cellco and held on consignment by the Partnership. Such consigned inventory is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying Statements of Operations.
      Allowance for Doubtful Accounts — The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.
      Property, Plant and Equipment — Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices (“MTSOs”) and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.
      Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the Statements of Operations.
      Network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction-in-progress until the projects are completed and placed into service.
      FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in December 2009. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.
      Valuation of Assets — Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As discussed above, the FCC license under which the Partnership operates is recorded on the books of Cellco. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $76 related to the spectrum lease, as discussed in Note 5). However, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Accordingly, the FCC licenses, including the license under which the Partnership operates, recorded on the books of Cellco are evaluated for impairment by Cellco, under the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”
      The FCC licenses are treated as an indefinite life intangible asset on the books of Cellco under the provisions of SFAS No. 142 and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. All of the licenses in Cellco’s nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses in 2004 and 2003 for impairment, Cellco determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco, including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses was then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above was less than the aggregated carrying amount of the licenses, an impairment would have been recognized by Cellco and then may have been allocated to the Partnership. During 2004 and 2003, tests for impairment were performed with no impairment recognized.
      On September 29, 2004, the SEC issued a Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” This Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.
      Cellco evaluated its wireless licenses for potential impairment using a direct value methodology as of January 1, 2005 and December 15, 2005 in accordance with SEC Staff Announcement No. D-108. The valuation and analyses prepared in connection with the adoption of a direct value method and subsequent revaluation resulted in no adjustment to the carrying value of Cellco’s wireless licenses and, accordingly, had no effect on its financial statements. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.
      Concentrations — To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.
      Cellco and the Partnership rely on local and long distance telephone companies, some of whom are related parties, and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership’s operating results.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Although Cellco and the General Partner attempt to maintain multiple vendors for its network assets and inventory, which are important components of its operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership’s operations. If the suppliers are unable to meet Cellco’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.
      Financial Instruments — The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.
      Segments — The Partnership has one reportable business segment and operates domestically, only. The Partnership’s products and services are materially comprised of wireless telecommunications services.
      Due from General Partner — Due from General Partner principally represents the Partnership’s cash position. Cellco manages, on behalf of the General Partner, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from General Partner is reflected as an investing activity or a financing activity in the Statements of Cash Flows depending on whether it represents a net asset or net liability for the Partnership. The Partnership reclassified the change in the amount Due from General Partner of ($3,854) and $1,487 from a financing activity to an investing activity in the 2004 and 2003 Statements of Cash Flows, respectively. Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 4.8%, 5.9% and 5.0% for the years ended December 31, 2005, 2004 and 2003, respectively. Included in net interest income is $308, $488 and $365 for the years ended December 31, 2005, 2004 and 2003, respectively, related to the due from General Partner.
      Distributions — The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.
      Recently Issued Accounting Pronouncements — In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership adopted the interpretation on December 31, 2005. The adoption of this interpretation did not have a material impact on the Partnership’s financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment
      Property, plant and equipment consist of the following as of December 31, 2005 and 2004:

	Useful lives	2005	2004

Buildings and improvements	10-40 years	$9,991	$6,858
Cellular plant equipment	3-15 years	40,320	34,259
Furniture, fixtures and equipment	2-5 years	65	349
Leasehold improvements	5 years	1,657	226

		52,033	41,692
Less accumulated depreciation and amortization		22,850	19,198

Property, plant and equipment, net		$29,183	$22,494

      Capitalized network engineering costs of $389 and $257 were recorded during the years ended December 31, 2005 and 2004, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $2,504 and $408 at December 31, 2005 and 2004, respectively. Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $4,004, $3,034 and $2,886, respectively.

4.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of the following:

	2005	2004

Accounts payable	$1,228	$481
Non-income based taxes and regulatory fees	599	449
Accrued commissions	278	263

Accounts payable and accrued liabilities	$2,105	$1,193

5.	Transactions with Affiliates
      Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Service revenues(a)	$12,758	$10,243	$8,288
Equipment and other revenues(b)	(53)	(234)	(267)
Cost of service(c)	9,558	7,566	4,020
Cost of equipment(d)	368	349	852
Selling, general and administrative(e)	5,648	5,430	5,143

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, paging, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, cost of telecom, long distance, paging, and handset applications.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)

(d)	Cost of equipment includes warehousing, freight, handsets, accessories, and upgrades.

(e)	Selling, general and administrative expenses include office telecom, customer care, billing, salaries, sales and marketing, advertising, and commissions.
      All affiliate transactions captured above, are based on actual amounts directly incurred by Cellco on behalf of the Partnership and/or allocations from Cellco. Revenues and expenses were allocated based on the Partnership’s percentage of total customers or gross customer additions or minutes of use, where applicable. The General Partner believes the allocations are reasonable. The affiliate transactions are not necessarily conducted at arm’s length.
      The Partnership had net purchases involving plant, property, and equipment with affiliates of $3,269, $8,050 and $1,116 in 2005, 2004 and 2003, respectively.
      During 2004, the methodology to charge shared switch costs to the Partnership from an affiliate of the General Partner was revised. The methodology change resulted in an increase in the Partnership’s switch costs in 2004. In 2004 and 2003 the Partnership recorded switch sharing costs of $1,615 and $336, respectively. These costs are included above in “Cost of service”. The switch rates charged to the Partnership do not necessarily reflect current market rates.
      On January 1, 2005, the Partnership entered into a lease agreement for the right to use additional spectrum owned by Cellco. The initial term of this agreement was one year, with annual renewal terms. The Partnership renewed the lease for the year ended December 31, 2006. The annual lease commitment of $76 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments, other than the $76, have been entered into by the Partnership as of December 31, 2005.

6.	Commitments
      The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2005, 2004 and 2003, the Partnership recognized a total of $1,575, $988 and $751, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.
      Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2006	$1,273
2007	1,237
2008	1,218
2009	1,174
2010	248
2011 and thereafter	544

Total minimum payments	$5,694

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      From time to time the General Partner enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

7.	Contingencies
      Cellco is subject to various lawsuits and other claims including class actions, product liability, patent infringement, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also defending lawsuits filed against itself and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact the Partnership. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.
      The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2005 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.
      In addition to the aforementioned matters, Cellco is subject to various other legal actions and claims in the normal course of business. While Cellco’s legal counsel cannot give assurance as to the outcome of each of these matters, in management’s opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial statements of the Partnership.

8.	Valuation and Qualifying Accounts

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End of the
	of the Year	Operations	Recoveries	Year

Accounts Receivable Allowances:
2005	$268	$931	$(814)	$385
2004	244	793	(769)	268
2003	320	496	(572)	244
* * * * * *

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc.
(Registrant)

By:	/s/ Robert J. Currey

Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 27, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated thereunto duly authorized as of March 27, 2006.

Signature	Title

/s/ Robert J. Currey Robert J. Currey	President (Principal Executive Officer, Chief Executive Officer and Director

/s/ Steven L. Childers Steven L. Childers	Chief Financial (Principal Financial and Accounting Officer) Officer

/s/ Richard A. Lumpkin Richard A. Lumpkin	Chairman of the Board of Directors

/s/ Jack W. Blumenstein Jack W. Blumenstein	Director

/s/ Roger H. Moore Roger H. Moore	Director

/s/ Maribeth S. Rahe Maribeth S. Rahe	Director

INDEX TO EXHIBITS

Exhibit
No.		Description

2	.1*	Stock Purchase Agreement, dated January 15, 2004, between Pinnacle One Partners, L.P. and Consolidated Communications Acquisitions Texas Corp. (f/k/a Homebase Acquisition Texas Corp.)
2	.2**	Reorganization Agreement, dated July 21, 2005, among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC, and the equity holders named therein
3	.1*	Form of Amended and Restated Certificate of Incorporation
3	.2*	Form of Amended and Restated Bylaws
4	.1*	Specimen Common Stock Certificate
4	.2*	Indenture, dated April 14, 2004, by and among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC and Wells Fargo Bank, N.A., as Trustee, with respect to the 9 3/4 % Senior Notes due 2012
4	.3*	Form of 9 3/4 % Senior Notes due 2012
10	.1*	Second Amended and Restated Credit Agreement, dated February 23, 2005, among Consolidated Communications Illinois Holdings, Inc., as Parent Guarantor, Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc., as Co-Borrowers, the lenders referred to therein and Citicorp North America, Inc., as Administrative Agent
10	.2*	Amendment No. 1, dated April 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, and Waiver under the Existing Credit Agreement among Consolidated Communications Illinois Holdings Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc.
10	.3*	Amendment No. 2, dated as of June 3, 2005, to the(i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004 and (ii) the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, as amended on April 22, 2005, among Homebase Acquisition, LLC, Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc.
10.4		Amendment No. 3, dated as of November 25, 2006, to the(i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004, (ii) the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended on April 22, 2005 and as further amended June 3, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein as Citicorp North America, Inc.
10	.5*	Form of Amended and Restated Pledge Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors named therein and Citicorp North America, Inc., as Collateral Agent
10	.6*	Form of Amended and Restated Security Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors name therein and Citicorp North America, Inc., as Collateral Agent

Exhibit
No.		Description

10	.7*	Form of Amended and Restated Guarantee Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications Acquisition Texas, each subsidiary of each of Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc. signatory thereto and Citicorp North America, Inc., as Administrative Agent
10	.8*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Consolidated Market Response, Inc.
10	.9*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company
10	.10*	Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company
10	.11*	Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002
10	.12*	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan
10	.13*	Form of 2005 Long-term Incentive Plan
21		Subsidiaries of Consolidated Communications Holdings, Inc.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-121086).

**	Incorporated by reference from the Current Report on Form 8-K filed on August 2, 2005.