Form 10-Q
period 2006-03-31
Consolidated Communications Holdings, Inc.
filed 2006-05-12
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2006
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
Yes ☑ No ☐
Applicable Only to Corporate Issuers
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 5, 2006 was 29,788,851

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$79,426	$79,772
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	24,673	24,417
Selling, general and administrative expenses	22,512	26,196
Depreciation and amortization	17,071	16,818

Income from operations	15,170	12,341
Other income (expense):
Interest income	186	253
Interest expense	(10,228)	(11,694)
Investment income	1,585	428
Minority interest	(181)	(165)
Other, net	(56)	124

Income before income taxes	6,476	1,287
Income tax expense	2,928	586

Net income	3,548	701

Dividends on redeemable preferred shares	—	(4,623)

Net income (loss) applicable to common stockholders	$3,548	$(3,922)

Net income (loss) per common share - basic and diluted	$0.12	$(0.42)

Cash dividends declared per common share	$0.39	$—

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,707	$31,409
Accounts receivable, net of allowance of $2,647 and $2,825, respectively	35,916	35,503
Inventories	3,802	3,420
Deferred income taxes	3,129	3,111
Prepaid expenses and other current assets	8,255	5,592

Total current assets	76,809	79,035

Property, plant and equipment, net	329,958	335,088
Intangibles and other assets:
Investments	44,392	44,056
Goodwill	314,243	314,243
Customer lists, net	131,943	135,515
Tradenames	14,546	14,546
Deferred financing costs and other assets	26,715	23,467

Total assets	$938,606	$945,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,536	$11,743
Advance billings and customer deposits	17,542	14,203
Dividends payable	11,540	11,537
Accrued expenses	24,239	30,376

Total current liabilities	60,857	67,859

Long-term debt	555,000	555,000
Deferred income taxes	70,603	66,228
Pension and postretirement benefit obligations	53,321	53,185
Other liabilities	1,326	1,476

Total liabilities	741,107	743,748

Minority interest	3,155	2,974

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,788,851 and 29,775,010 issued and outstanding, respectively	297	297
Paid in capital	254,787	254,162
Accumulated deficit	(65,525)	(57,533)
Accumulated other comprehensive income	4,785	2,302

Total stockholders’ equity	194,344	199,228

Total liabilities and stockholders’ equity	$938,606	$945,950

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$3,548	$701
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,071	16,818
Provision for bad debt losses	1,226	1,579
Deferred income tax	4,357	1,551
Partnership income	(1,559)	(330)
Non-cash stock compensation	625	—
Minority interest in net income of subsidiary	181	166
Amortization of deferred financing costs	810	732
Changes in operating assets and liabilities:
Accounts receivable	(1,639)	90
Inventories	(382)	327
Other assets	(2,861)	(3,574)
Accounts payable	(4,207)	(1,555)
Accrued expenses and other liabilities	(2,809)	(1,893)

Net cash provided by operating activities	14,361	14,612

INVESTING ACTIVITIES
Capital expenditures	(8,523)	(5,533)

Net cash used in investing activities	(8,523)	(5,533)

FINANCING ACTIVITIES
Payments made on long-term obligations	—	(4,512)
Payment of deferred financing costs	—	(113)
Dividends on common stock	(11,540)	—

Net cash used in financing activities	(11,540)	(4,625)

Net increase (decrease) in cash and cash equivalents	(5,702)	4,454
Cash and cash equivalents at beginning of period	31,409	52,084

Cash and cash equivalents at end of period	$25,707	$56,538

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2006
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total
Balance, January 1, 2006	29,775,010	$297	$254,162	$(57,533)	$2,302	$199,228

Net income	—	—	—	3,548	—	3,548

Dividends on common stock	—	—	—	(11,540)	—	(11,540)
Shares issued under employee plan, net of forfeitures	13,841	—	—	—	—	—

Non-cash stock compensation	—	—	625	—	—	625

Unrealized gain on marketable securities, net of $34 of tax	—	—	—	—	49	49

Change in fair value of cash flow hedges, net of $1,614 of tax	—	—	—	—	2,434	2,434

Balance, March 31, 2006	29,788,851	$297	$254,787	$(65,525)	$4,785	$194,344

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2006 and 2005
(Dollars in thousand, except share and per share amounts)
1. Description of Business
     Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 240,959 local access lines, 43,713 digital subscriber lines (“DSL”) and 3,514 Internet protocol television (“IPTV”) lines, Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, inside wiring service and maintenance, carrier access, telephone directory publishing and billing and collection services. In addition, the Company launched IPTV in selected Illinois markets in 2005 and offers wholesale transport services on a fiber optic network in Texas. The Company also operates a number of complementary businesses, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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
3. Presentation of Interim Financial Statements
     These unaudited interim condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. These interim statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) guidelines and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005, which were included in our annual report on Form 10-K previously filed with the SEC.
4. Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”

(“SFAS 140”) and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on the financial condition or results of operations of the Company but does not expect it to have a material impact.
5. Goodwill and Customer Lists
     The following table summarizes the carrying value of goodwill by segment:

	March 31,	December 31,
	2006	2005
Telephone Operations	$305,289	$305,289
Other Operations	8,954	8,954

	$314,243	$314,243

     The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	March 31,	December 31,
	2006	2005
Gross carrying amount	$167,633	$167,633
Less: accumulated amortization	(35,691)	(32,118)

Net carrying amount	$131,943	$135,515

     The aggregate amortization expense associated with customer lists was $3,573 and $3,569 for the three months ended March 31, 2006 and 2005, respectively. Customer lists are being amortized using a weighted average life of 11.7 years.
6. Summarized Financial Information for Significant Investments
     The Company obtained 17.02% ownership of GTE Mobilnet of Texas RSA #17 Limited Partnership (“the Mobilnet RSA Partnership ”) in connection with the acquisition of TXUCV on April 14, 2004. The principal activity of the Mobilnet RSA Partnership is providing cellular service to a limited rural area in Texas. The Company has some influence on the operating and financial policies of this partnership and accounts for this investment on the equity basis. Summarized 100 percent financial ownership for the Mobilnet RSA Partnership was as follows:

2005 Unaudited First Quarter

Revenues	$9,352
Operating income	2,173
Income before income taxes	2,225
Net income or loss	2,225
Current assets	8,037
Non-current assets	23,078
Current liabilities	1,686
Non-current liabilities	—
Partnership equity	29,429
7. Pension Costs and Other Postretirement Benefits
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
     The Company currently provides other postretirement benefits (“Other Benefits”) consisting of health care and life insurance benefits for certain groups of retired employees. Retirees share in the cost of health care benefits. Retiree contributions for health care benefits are adjusted periodically based upon collective bargaining agreements for former hourly employees and as total costs of the program change for former salaried employees. The Company’s funding policy for retiree health benefits is generally to pay covered expenses as they are incurred. Postretirement life insurance benefits are fully insured.
     The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Three months ended March 31,

Service cost	$557	$1,233	$116	$343
Interest cost	1,496	2,615	232	508
Expected return on plan assets	(1,623)	(2,888)	(36)	(3)
Other, net	9	78	15	26

Net periodic benefit cost	$439	$1,038	$327	$874

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
8. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan D	425,000	425,000
Senior notes	130,000	130,000

	555,000	555,000

Less: current portion	—	—

	$555,000	$555,000

9. Derivative Instruments
     The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2006, the Company had interest rate swap agreements covering $358,205 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.0% to 4.8%. The swap agreements expire on December 31, 2006, May 19, 2007 and September 30, 2011. The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to an asset of $8,165 and $4,117 at March 31, 2006 and December 31, 2005, respectively. The fair value is included in other assets. The Company recognized a net credit of $73 and a net loss of $50 in interest expense during the three months ended March 31, 2006 and 2005, respectively, related to its derivative instruments. The change in the market value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income. The Company recognized comprehensive income of $2,434 and $1,686 during the three months ended March 31, 2005 and 2005, respectively.

10. Restricted Share Plan
     The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2005	422,065
Shares granted	18,000
Shares vested	—
Shares forfeited or retired	(4,320)

Restricted shares outstanding, March 31, 2006	435,745

     The Company recognized non-cash compensation expense associated with the restricted shares totaling $625,000 and $0 for the three months ended March 31, 2006 and 2005, respectively. The non-cash compensation expense is included in Selling, General and Administrative Expenses in the accompanying statement of income.
11. Net Income (Loss) per Common Share
     The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended
	March 31,
	2006	2005
Basic:

Net income (loss) applicable to common stockholders	$3,548	$(3,922)
Weighted average number of common shares outstanding	29,353,106	9,250,000

Net income (loss) per common share	$0.12	$(0.42)

Diluted:

Net income (loss) applicable to common stockholders	$3,548	$(3,922)
Weighted average number of common shares outstanding	29,788,518	9,250,000

Net income (loss) per common share	$0.12	$(0.42)

     Non-vested shares issued pursuant to the Restricted Share Plan (Note 10) were considered outstanding for the computation of diluted net income per share for the three months ended March 31, 2006 as the recipients are entitled to dividends and voting rights. The non-vested shares were not considered outstanding for the computation of basic and diluted net loss per share for the three months ended March 31, 2005 as their effect was anti-dilutive.
12. Other Comprehensive Income
     The following table presents the components of comprehensive income:

	Three Months Ended
	March 31,
	2006	2005
Net income	$3,548	$701
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	49	—
Change in fair value of cash flow hedges, net of tax	2,434	1,686

Total comprehensive income	$6,031	$2,387

13. Business Segments
     The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations”. Telephone Operations consists of a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long-distance, dial-up and high speed Internet access, digital video service, inside wiring service and maintenance, carrier access, wholesale transport services on a fiber optic network, telephone directory publishing and billing and collection services. The Company also operates a number of complementary businesses that comprise “Other Operations”, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

	Telephone	Other
	Operations	Operations	Total
Three months ended March 31, 2006:

Operating revenues	$69,357	$10,069	$79,426
Cost of services and products	18,162	6,511	24,673

	51,195	3,558	54,753
Operating expenses	19,579	2,933	22,512
Depreciation and amortization	15,697	1,374	17,071

Operating income (loss)	$15,919	$(749)	$15,170

Three months ended March 31, 2005:

Operating revenues	$71,019	$8,753	$79,772
Cost of services and products	18,809	5,608	24,417

	52,210	3,145	55,355
Operating expenses	23,625	2,571	26,196
Depreciation and amortization	15,547	1,271	16,818

Operating income (loss)	$13,038	$(697)	$12,341

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          We present below Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Consolidated Communications Holdings, Inc. (“we”, “our”, the “Company” or “CCHI”) on a consolidated basis. The following discussion should be read in conjunction with our historical financial statements and related notes contained elsewhere in this Report.
Forward-Looking Statements
          Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I – Item 3 – “Quantitative and Qualitative Disclosures about Market Risk” and Part II – Item 1 – “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	regulatory changes, rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois and Texas;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations; and

•	additional risk factors as outlined in Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as the other documents that we file with the SEC from time to time for important factors that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
          We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. As of March 31, 2006, we estimate that we were the 17th largest local telephone company in the United States, based on publicly available information, with approximately 241,000 local access lines and over 43,000 digital subscriber lines, or DSL, in service. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, inside wiring service and maintenance, carrier access, billing and collection services and telephone directory publishing. In addition, we launched our Internet protocol television service, which we refer to as IPTV, in selected Illinois markets in 2005 and offer wholesale transport services on a fiber optic network in Texas. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
Initial Public Offering
          On July 27, 2005, we completed the initial public offering of our common stock or IPO. The IPO consisted of the sale of 6,000,000 shares of common stock newly issued by the Company and 9,666,666 shares of common stock sold by certain selling stockholders. The shares of common stock were sold at an initial public offering price of $13.00 per share resulting in net proceeds to us of approximately $67.6 million. We did not receive any proceeds from the sale of common stock by the selling stockholders.
          We used the net proceeds from the IPO, together with additional borrowings under our credit facilities and cash on hand to:
•	repay in full outstanding borrowings under our term loan A and C facilities, together with accrued but unpaid interest through the date of repayment and associated fees and expenses;

•	redeem $70.0 million of the aggregate principal amount of our senior notes and pay the associated redemption premium of $6.8 million, together with accrued but unpaid interest through the date of redemption; and

•	pre-fund expected integration and restructuring costs for 2005 relating to our acquisition of TXUCV.
Factors Affecting Future Results of Operations
Revenues
          Telephone Operations and Other Operations. To date, our revenues have been derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas. We do not anticipate significant growth in revenues due to our primarily rural service area, but we do expect relatively consistent cash flow from year-to-year due to stable customer demand, limited competition and a generally supportive regulatory environment.
          Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. As illustrated in the table below, we had 240,959, 242,024, and 253,071 local access lines in service as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively.
          Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. We also believe that we lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of March 31, 2006, December 31, 2005 and March 31, 2005, we had 10,519, 9,144 and 8,722 second lines, respectively. The disconnection of second lines represented 26.8% and 30.1% of our residential loss for the first quarter of 2006 and 2005, respectively. We expect to continue to experience modest erosion in access lines.
          A significant portion of our line loss in 2005 was attributable to the migration of MCIMetro’s Internet service provider, or ISP, traffic from our primary rate interface, or PRI, facilities and local T-1 facilities to interconnection trunks. As a result of this migration, we experienced a loss of approximately 5,332 lines in 2005 and 48 during the first quarter of 2006. Because these lines did not generate long distance, access or subsidy revenue, the total revenue loss associated with the migration was approximately one-fourth the impact of the same number of commercial access lines. The migration of MCIMetro’s ISP traffic is now complete.
          We have mitigated the decline in local access lines with increased average revenue per access line by focusing on the following:
•	aggressively promoting DSL service;

•	bundling value-adding services, such as DSL with a combination of local service, custom calling features, voicemail and Internet access;

•	maintaining excellent customer service standards, particularly as we introduce new services to existing customers; and

•	keeping a strong local presence in the communities we serve.
          We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. In January 2005, we introduced IPTV in selected Illinois markets. The initial roll-out was conducted in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle, which includes local service, DSL and IPTV, in our key Illinois exchanges in September 2005. As of March 31, 2006, IPTV was available to approximately 22,679 homes, and we had 3,514 subscribers, which represented 15.5% of available homes. We are currently expanding IPTV availability in Illinois and believe that we will pass 36,000 homes by mid-2006. We will continue to study our current results and the opportunity to introduce IPTV service in our Texas markets. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois and Texas regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.
          Because of our promotional efforts, the number of DSL subscribers we serve grew substantially. We had 43,713, 39,192 and 30,804 DSL lines in service as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Approximately 92% of our rural telephone companies’ local access lines are currently DSL capable. The penetration rate for DSL lines in service was approximately 18.1% of our local access lines at March 31, 2006.

          We have also been successful in generating revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 39,036, 36,627 and 32,439 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.
          Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
          The following summarizes several key metrics as of the end of the periods presented:

	March 31,	December 31,	March 31,
	2006	2005	2005
Local access lines in service:
Residential	161,322	162,231	168,017
Business	79,637	79,793	85,054

Total local access lines	240,959	242,024	253,071
IPTV subscribers	3,514	2,146	382
DSL subscribers	43,713	39,192	30,804

Total connections	288,186	283,362	284,257

Long distance lines	145,795	143,882	139,705
Dial-up subscribers	14,623	15,971	19,609
Service bundles	39,036	36,627	32,439
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
     Selling, General and Administrative Expenses
          In general, selling, general and administrative expenses include the following:
•	selling and marketing expenses;

•	expenses associated with customer care;

•	billing and other operating support systems; and

•	corporate expenses, including non-cash stock compensation.
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
          We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the three months ended March 31, 2006 and 2005, we spent $0.3 and $2.3 million, respectively, on integration and restructuring expenses (which included severance associated with staffing reductions and costs associated with projects to integrate our support and back office systems). We expect to continue the integration of our Illinois and Texas billing systems through July 2007.
     Depreciation and Amortization Expenses
          We recognize depreciation expenses for our regulated telephone plant using rates and lives approved by the Illinois Commerce Commission, or ICC, in Illinois and the Public Utility Commission, or PUCT, in Texas. The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:
•	Buildings (15 to 35 years)

•	Network and outside plant facilities (5 to 30 years)

•	Furniture, fixtures and equipment (3 to 17 years)
          Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful lives at a weighted average life of 11.7 years.
Segments
          In accordance with the reporting requirement of Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results, unless otherwise indicated.
Results of Operations
          The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$21.4	27.0%	$22.5	28.2%
Network access services	17.0	21.4	16.4	20.6
Subsidies	12.2	15.4	13.7	17.2
Long distance services	3.7	4.7	4.0	5.0
Data and internet services	7.2	9.1	6.5	8.1
Other services	7.8	9.8	7.9	9.9

Total Telephone Operations	69.3	87.3	71.0	89.0
Other Operations	10.1	12.7	8.8	11.0

Total operating revenues	79.4	100.0	79.8	100.0

Expenses
Operating expenses
Telephone Operations	37.7	47.5	42.4	53.1
Other Operations	9.4	11.8	8.2	10.3
Depreciation and amortization	17.1	21.5	16.8	21.1

Total operating expenses	64.2	80.9	67.4	84.5

Income from operations	15.2	19.1	12.4	15.5

Interest expense, net	(10.0)	(12.6)	(11.4)	(14.3)
Other income, net	1.2	1.5	0.3	0.4
Income tax expense	(2.9)	(3.7)	(0.6)	(0.8)

Net income	$3.5	4.4%	$0.7	0.9%

     Revenues
          Our revenues decreased by 0.5%, or $0.4 million, to $79.4 million for the three months ended March 31, 2006, from $79.8 million during the same period in 2005.
     Telephone Operations Revenues
          Local calling services revenues decreased by 4.9%, or $1.1 million, to $21.4 million for the three months ended March 31, 2006 compared to $22.5 million during the same period in 2005. The decrease is primarily due to the decline in local access lines as previously discussed under “Factors Affecting Future Results of Operations.”
          Network access services revenues increased by 3.7%, or $0.6 million, to $17.0 million for the three months ended March 31, 2006 compared to $16.4 million during the same period in 2005. The increase was primarily driven by increased demand for point to point circuits and special access billing arrangements.
          Subsidies revenues decreased by 10.9%, or $1.5 million, to $12.2 million for the three months ended March 31, 2006 compared to $13.7 million during the same period in 2005. The decrease is primarily due to $1.1 million of subsidies received from prior period settlements in 2005 that did not reoccur in 2006. The balance of the decrease is primarily due to an increase in the national average cost per loop.

          Long distance services revenues decreased by 7.5%, or $0.3 million, to $3.7 million for the three months ended March 31, 2006 compared to $4.0 million during the same period in 2005. The decrease in long distance revenues was primarily due to a reduction in the average rate per minute. This was driven by general industry trends and the introduction of our unlimited long distance calling plans. While these plans are helpful in attracting new customers and selling additional bundles, they have also led to some extent to a reduction in long distance services revenues as heavy users of our long distance services take advantage of the fixed pricing offered by these service plans.
          Data and Internet revenues increased by 10.8%, or $0.7 million, to $7.2 million for the three months ended March 31, 2006 compared to $6.5 million for the same period in 2005. The revenue increase is due to increased DSL and IPTV penetration. The number of DSL lines in service increased from 30,804 at March 31, 2005 to 43,713 as of March 31, 2006. IPTV customers increased to 3,514 at March 31, 2006 compared to 382 at March 31, 2005. These increases are partially offset by a portion of our residential customers substituting other DSL or cable modem services for our dial-up Internet service as well as a decrease in private line revenue.
          Other Services revenues decreased by 1.3%, or $0.1 million, to $7.8 million for the three months ended March 31, 2006 compared to $7.9 million during the same period in 2005.
     Other Operations Revenue
          Other Operations revenues increased by 14.8%, or $1.3 million, to $10.1 million for the three months ended March 31, 2006 compared to $8.8 million during the same period in 2005. Revenues from our Market Response business increased by $0.6 million due to increased sales to existing customers. Our prison systems unit generated increased revenue of $0.4 million for the period from increased minutes of use. The remaining increase is related to sales of customer premise equipment.
     Operating Expenses
          Operating expenses decreased by 4.7%, or $3.2 million, to $64.2 million for the three months ended March 31, 2006 from $67.4 million during the same period in 2005.
     Telephone Operations Operating Expense
          Operating expenses for Telephone Operations decreased by 11.1%, or $4.7 million, to $37.7 million for the three months ending March 31, 2006 compared to $42.4 million during the same period in 2005. During the period we recognized savings of $1.3 million due to the termination of the professional services agreements with our chairman, Richard Lumpkin, Providence Equity and Spectrum Equity and a decline of $2.0 million in costs associated with integration, closing our Irving, TX office and staffing reductions. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in ongoing quarterly savings of approximately $1.0 million which were partially offset by the recognition in the current year first quarter of $0.6 million of non-cash compensation expense associated with the amendment of our Restricted Share plan. The balance of the decrease is primarily related to reduced salaries and wages from lower staffing levels.
     Other Operations Operating Expenses
          Operating expenses for Other Operations increased by 14.6%, or $1.2 million, to $9.4 million for the three months ended March 31, 2006 compared to $8.2 million during same period in 2005. The increase primarily came from increased costs required to support the growth in Market Response, Public Services and Business Systems revenues.
     Depreciation and Amortization
          For the three months ended March 31, 2006, depreciation and amortization expense increased by 1.8%, or $0.3 million, to $17.1 million compared to $16.8 million during the same period in 2005.

     Non-Operating Income (Expense)
     Interest Expense, net
          Interest expense, net decreased by 12.3%, or $1.4 million, to $10.0 million for the three months ended March 31, 2006 compared to $11.4 million during the same period in 2005. The decline is primarily due to the redemption of $70.0 million in the aggregate principal amount of our senior notes in 2005.
     Other Income, net
          Other income, net increased by $0.9 million to $1.2 million for the three months ended March 31, 2006 compared to $0.3 million for the same period in 2005. The increase is primarily the result of increased investment income in the current year first quarter from our investments in cellular partnerships.
     Income Taxes
          Our provision for income taxes increased by $2.3 million to a $2.9 million for the three months ended March 31, 2006 compared to $0.6 million during the same period in 2005. The fluctuation between periods is primarily due to increased pretax earnings. Our effective tax rate was 45.2% and 45.5% for 2006 and 2005, respectively.
Liquidity and Capital Resources
     General
          Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of March 31, 2006, we had $555.0 million of debt. Our $30.0 million revolving line of credit, however, remains unused. We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, our liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) dividend payments; (iii) capital expenditures; (iv) taxes; (v) incremental costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley Act; (vi) other post-retirement contributions; (vii) costs to further integrate our Illinois and Texas billing systems; and (viii) certain other costs as summarized above under “Factors Affecting Future Results of Operations – Expenses”. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other cash needs, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
          The following table summarizes the Company’s sources and uses of cash for the periods presented:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$14.4	$14.6
Investing activities	(8.5)	(5.5)
Financing activities	(11.5)	(4.6)
Operating Activities
          Net income adjusted for non-cash charges is our primary source of operating cash. Cash provided by operating activities was $14.4 million for the three months ended March 31, 2006. Net income adjusted for non-cash charges generated $26.3 million of operating cash. Partially offsetting the cash generated was increased working capital usage. Accounts receivable increases used $1.6 million of cash during the period while increases in prepaid expenses and other assets used $2.9 million primarily due the timing of several of our directory business publications. In addition, we experienced an increase in prepaid insurance due in part to being a public company and to the timing of insurance payments. We also experienced a $7.0 million decline in accounts payable, accrued expenses and other liabilities as a result of the payment of 2005 year end bonuses during March 2006, differences in the timing of the payment of capital expenditures and other routine vendor and employee obligations.
     Investing Activities
          Traditionally, cash used in investing activities has been for either capital expenditures or acquisitions. For the three months ending March 31, 2006, we used $8.5 million for capital expenditures. Typically, over 80% of our capital expenditures are for the expansion or upgrade of outside plant facility and switching assets.
          We expect our remaining capital expenditures for 2006 will be approximately $22.5 million to $25.5 million, which will be used primarily to expand our broadband capabilities maintain and upgrade our network. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending on it beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all.
     Financing Activities
          For the three months ended March 31, 2006 we paid $11.5 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors in connection with the IPO.
     Debt
          The following table summarizes our indebtedness as of March 31, 2006:

	Balance	Maturity Date	Rate (1)
	(In millions)
Revolving credit facility	$—	April 14, 2010	LIBOR + 2.00%
Term loan D	425.0	October 14, 2011	LIBOR + 1.75%
Senior notes	130.0	April 1, 2012	9.75%

(1)	As of March 31, 2006, the 90-day LIBOR rate was 4.99%
     Credit Facilities
          As of March 31, 2006, we had $425.0 million of term D loans outstanding under our credit facilities, which matures on October 14, 2011. In addition, our credit facilities provide for a $30.0 million revolving credit facility, maturing on April 14, 2010. As of March 31, 2006, nothing had been borrowed under the revolving credit facility.
          Borrowings under our credit facilities bore interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of March 31, 2006, the applicable margin for interest rates on LIBOR based loans was 1.75% and 2.00% on LIBOR based term D loans and the revolving credit facility, respectively. At March 31, 2006, the weighted average interest rate, including swaps, on our term debt was 5.89% per annum.
     Derivative Instruments
          On August 22, 2005, we executed a $100.0 million notional amount of floating to fixed interest rate swap arrangements relating to a portion of its $425.0 million term loan facility. The arrangements are for six years and became effective September 30, 2005. On September 22, 2005, a participating institution terminated $50.0 million notional amount swaps prior to the original expiration dates of December 31, 2006 and May 19, 2007. We received proceeds of $0.8 million due to the early termination. On October 12, 2005, we executed an additional $100.0 million notional amount of floating to fixed rate swap arrangements. After giving effect to the October 12, 2005 swap arrangements, which became effective January 3, 2006, we had $358.2 million of our $425.0 million of term debt covered by interest rate swaps and $66.8 million of variable rate term debt.
     Senior Notes
          The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to: incur debt and issue preferred stock, engage in business other than telecommunication businesses, make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock), enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us, enter into liens, enter into a change of control without making an offer to purchase the senior notes, sell or otherwise dispose of assets, including capital stock of subsidiaries, engage in transactions with affiliates, and consolidate or merge.
          We used a portion of the proceeds from the IPO, together with additional borrowings under our credit facilities and cash on hand to redeem 35.0%, or $70.0 million of our senior notes. The total cost of the redemption, including the redemption premium, was $76.8 million.
     Covenant Compliance
          Our credit agreement restricts our ability to pay dividends. During the quarter ended March 31, 2006, we generated $16.2 million of available cash (as such term is defined in our credit agreement), increasing our cumulative cash available to pay dividends to $33.0 million as of March 31, 2006 based on the restricted payments covenant contained in our credit agreement. We are also restricted from paying dividends under the indenture governing our senior notes. However, the indenture is less restrictive than our credit agreement. That is because the restricted payments covenant in our credit agreement allows a lower amount of dividends to be paid from the borrowers (Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc.) to CCHI than the comparable covenant in the indenture (referred to as the build-up amount) permits CCH to pay to its stockholders. However, the amount of dividends CCHI will be able to make under the indenture in the future will be based, in part, on the amount of cash distributed by the borrowers under the credit agreement to CCHI.
     Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:
•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00; or

•	our fixed charge coverage ratio as of the end of any fiscal quarter, is not (x) after January 1, 2006 and on or prior to December 31, 2006, at least 2.00 to 1.00 and (y) after January 1, 2007, at least 1.75 to 1.00.
     As of March 31, 2006, we were in compliance with our debt covenants. The table below presents our ratios as of March 31, 2006:

Total net leverage ratio	3.86 to 1.00
Senior secured leverage ratio	3.07 to 1.00
Fixed charge coverage ratio	3.55 to 1.00
     The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are incorporated by reference as indicated in the exhibit index to this report.
     Capital Requirements
          For the remainder of 2006, we expect that capital expenditures will be approximately $22.5 million to $25.5 million for network, central offices and other facilities and information technology for operating systems and other systems. In April 2006, we received a $5.9 million cash distribution due to the redemption of our holdings in Rural Telephone Bank. For purposes of our credit agreement, we will be able to use these proceeds to make capital expenditures, but these expenditures will not reduce our cash available to pay dividends and, therefore, have the effect of increasing the cumulative available cash under our credit agreement. We intend to use the proceeds to fund a portion of our capital expenditures in 2006.
          The cash requirements of our expected dividend policy are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our amended and restated revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not currently intend to borrow under this facility to pay dividends.
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
     Surety Bonds
          In the ordinary course of business, we enter into surety, performance and similar bonds. As of March 31, 2006, we had approximately $1.8 million of these bonds outstanding.
     Table of Contractual Obligations and Commitments
          As of March 31, 2006, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)
Long-term debt (a)	$555.0	$—	$—	$—	$—	$—	$555.0
Operating leases	13.0	2.7	2.8	2.0	1.7	1.7	2.1
Pension and other post retirement obligations (b)	48.9	1.5	5.4	5.6	5.8	6.1	24.5

	$616.9	$4.2	$8.2	$7.6	$7.5	$7.8	$581.6

(a)	Long-term debt consists of loans outstanding under our credit facilities and our senior notes. The credit facilities consist of a $425.0 million term loan D maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn at March 31, 2006.

(b)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through March 31, 2006. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefits payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.
Recent Accounting Pronouncements
          In February 2006, FASB issued SFAS 155 which amendments SFAS 133 and SFAS 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the effect that the adoption of SFAS 155 will have on our financial condition or results of operations but do not currently expect it will have a material impact.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and does not assume changes in our capital structure. As of March 31, 2006, approximately 88.0% of our long-term obligations were fixed rate and approximately 12.0% were variable rate obligations not subject to interest rate swap agreements.
     As of March 31, 2006, we had $425.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On March 31, 2006, we had interest rate swap agreements covering $358.2 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.03% to 4.81% and expiring on December 31, 2006, May 19, 2007 and September 30, 2011. As of March 31 2006, we had $66.8 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2006 through March 31, 2006, interest expense would have increased by approximately $0.2 million for the period. As of March 31, 2006, the fair value of interest rate swap agreements amounted to an asset of $5.0 million net of taxes.
     As of March 31, 2006, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $138.5 million based on the overall weighted average interest rate of our fixed rate long-term debt obligations of 9.75% and an overall weighted maturity of 6.0 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in an approximately $3.6 million decrease in the fair market value of our fixed-rate long-term debt.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Consolidated Communications Holdings, Inc. (Registrant)

Date: May 11, 2006	By:	/s/ Robert J. Currey

Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	By:	/s/ Steven L. Childers

Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1*	Stock Purchase Agreement, dated January 15, 2004, between Pinnacle One Partners, L.P. and Consolidated Communications Acquisitions Texas Corp. (f/k/a Homebase Acquisition Texas Corp.)

2.2**	Reorganization Agreement, dated July 21, 2005, among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC, and the equity holders named therein

3.1*	Form of Amended and Restated Certificate of Incorporation

3.2*	Form of Amended and Restated Bylaws

4.1*	Specimen Common Stock Certificate

4.2*	Indenture, dated April 14, 2004, by and among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC and Wells Fargo Bank, N.A., as Trustee, with respect to the 9 3/4 % Senior Notes due 2012

10.1*	Second Amended and Restated Credit Agreement, dated February 23, 2005, among Consolidated Communications Illinois Holdings, Inc., as Parent Guarantor, Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc., as Co-Borrowers, the lenders referred to therein and Citicorp North America, Inc., as Administrative Agent

10.2*	Amendment No. 1, dated April 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, and Waiver under the Existing Credit Agreement among Consolidated Communications Illinois Holdings Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc.

10.3*	Amendment No. 2, dated as of June 3, 2005, to the(i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004 and (ii) the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, as amended on April 22, 2005, among Homebase Acquisition, LLC, Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc.

10.4***	Amendment No. 3, dated as of November 25, 2005, to the () Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004, (ii) the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended on April 22, 2005 and as further amended June 3, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein as Citicorp North America, Inc.

10.5*	Form of Amended and Restated Pledge Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors named therein and Citicorp North America, Inc., as Collateral Agent

Exhibit
Number	Description

10.6*	Form of Amended and Restated Security Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors name therein and Citicorp North America, Inc., as Collateral Agent

10.7*	Form of Amended and Restated Guarantee Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications Acquisition Texas, each subsidiary of each of Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc. signatory thereto and Citicorp North America, Inc., as Administrative Agent

10.8*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Consolidated Market Response, Inc.

10.9*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company

10.10*	Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company

10.11*	Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002

10.12*	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan

10.13*	Form of 2005 Long-term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-121086).

**	Incorporated by reference from the Current Report on Form 8-K filed on August 2, 2005.

***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.