Form 10-Q
period 2006-06-30
Consolidated Communications Holdings, Inc.
filed 2006-08-10
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 4, 2006 was 26,006,472

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$79,340	$78,264	$158,766	$158,036
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	23,951	24,353	48,624	48,770
Selling, general and administrative expenses	24,671	16,902	47,183	43,098
Depreciation and amortization	16,844	17,114	33,915	33,932

Income from operations	13,874	19,895	29,044	32,236
Other income (expense):
Interest income	429	278	615	531
Interest expense	(10,553)	(11,835)	(20,781)	(23,529)
Investment income	1,398	524	2,983	952
Minority interest	(115)	(183)	(296)	(348)
Other, net	103	2,865	47	2,989

Income before income taxes	5,136	11,544	11,612	12,831
Income tax (benefit) expense	(3,089)	4,385	(161)	4,971

Net income	8,225	7,159	11,773	7,860

Dividends on redeemable preferred shares	—	(4,498)	—	(9,121)

Net income (loss) applicable to common stockholders	$8,225	$2,661	$11,773	$(1,261)

Net income (loss) per common share —
Basic	$0.28	$0.29	$0.40	$(0.14)

Diluted	$0.28	$0.27	$0.40	$(0.14)

Cash dividends declared per common share	$0.39	$—	$0.77	$—

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,442	$31,409
Accounts receivable, net of allowance of $3,041 and $2,825, respectively	33,010	35,503
Inventories	3,753	3,420
Deferred income taxes	3,111	3,111
Prepaid expenses and other current assets	8,427	5,592

Total current assets	78,743	79,035

Property, plant and equipment, net	325,337	335,088
Intangibles and other assets:
Investments	38,894	44,056
Goodwill	314,243	314,243
Customer lists, net	128,374	135,515
Tradenames	14,546	14,546
Deferred financing costs and other assets	28,440	23,467

Total assets	$928,577	$945,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,085	$11,743
Advance billings and customer deposits	15,392	14,203
Dividends payable	11,540	11,537
Accrued expenses	23,319	30,376

Total current liabilities	57,336	67,859

Long-term debt	555,000	555,000
Deferred income taxes	64,541	66,228
Pension and postretirement benefit obligations	53,784	53,185
Other liabilities	1,269	1,476

Total liabilities	731,930	743,748

Minority interest	3,269	2,974

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,788,851 and 29,775,010 issued and outstanding, respectively	297	297
Additional paid in capital	255,412	254,162
Accumulated deficit	(68,806)	(57,533)
Accumulated other comprehensive income	6,475	2,302

Total stockholders’ equity	193,378	199,228

Total liabilities and stockholders’ equity	$928,577	$945,950

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$11,773	$7,860
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,915	33,932
Provision for bad debt losses	2,499	2,525
Deferred income tax	(1,687)	4,889
Pension curtailment gain	—	(7,880)
Partnership income	(2,828)	(705)
Non-cash stock compensation	1,250	—
Minority interest in net income of subsidiary	296	348
Amortization of deferred financing costs	1,619	1,457
Changes in operating assets and liabilities:
Accounts receivable	(6)	(605)
Inventories	(333)	341
Other assets	(2,987)	(5,848)
Accounts payable	(4,658)	(583)
Accrued expenses and other liabilities	(5,474)	(6,464)

Net cash provided by operating activities	33,379	29,267

INVESTING ACTIVITIES
Proceeds from sale of investments	5,921	—
Capital expenditures	(17,221)	(14,830)

Net cash used in investing activities	(11,300)	(14,830)

FINANCING ACTIVITIES
Payments made on long-term obligations	—	(10,109)
Payment of deferred financing costs	—	(755)
Purchase of treasury shares	—	(12)
Distribution to preferred shareholders	—	(37,500)
Dividends on common stock	(23,046)	—

Net cash used in financing activities	(23,046)	(48,376)

Net decrease in cash and cash equivalents	(967)	(33,939)
Cash and cash equivalents at beginning of period	31,409	52,084

Cash and cash equivalents at end of period	$30,442	$18,145

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2006
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total
Balance, January 1, 2006	29,775,010	$297	$254,162	$(57,533)	$2,302	$199,228

Net income	—	—	—	11,773	—	11,773
Dividends on common stock	—	—	—	(23,046)	—	(23,046)
Shares issued under employee plan, net of forfeitures	13,841	—	—	—	—	—
Non-cash stock compensation	—	—	1,250	—	—	1,250
Unrealized gain on marketable securities, net of $34 of tax	—	—	—	—	49	49
Change in fair value of cash flow hedges, net of $2,479 of tax	—	—	—	—	4,124	4,124

Balance, June 30, 2006	29,788,851	$297	$255,412	$(68,806)	$6,475	$193,378

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended June 30, 2006 and 2005
(Dollars in thousand, except share and per share amounts)
1. Description of Business
     Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 238,904 local access lines, 45,948 digital subscriber lines (“DSL”) and 4,516 Internet protocol television (“IPTV”) lines, Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, inside wiring service and maintenance, carrier access, telephone directory publishing and billing and collection services. In addition, the Company launched IPTV in selected Illinois markets in 2005 and offers wholesale transport services on a fiber optic network in Texas. The Company also operates a number of complementary businesses, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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
     In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 effective at the beginning of 2007 and is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.
5. Goodwill and Customer Lists
     The following table summarizes the carrying value of goodwill by segment:

	June 30,	December 31,
	2006	2005
Telephone Operations	$305,289	$305,289
Other Operations	8,954	8,954

	$314,243	$314,243

     The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	June 30,	December 31,
	2006	2005
Gross carrying amount	$167,633	$167,633
Less: accumulated amortization	(39,259)	(32,118)

Net carrying amount	$128,374	$135,515

     The aggregate amortization expense associated with customer lists was $3,568 and $3,570 for the three months ended June 30, 2006 and 2005, respectively and was $7,141 and $7,139 for the six months ended June 30, 2006 and 2005, respectively. Customer lists are being amortized using a weighted average life of 11.7 years.
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

     The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Three months ended June 30,

Service cost	$463	$843	$258	$208
Interest cost	1,871	2,530	541	384
Expected return on plan assets	(2,182)	(2,715)	46	3
Curtailment gain	—	—	—	(7,880)
Other, net	310	(52)	(469)	(172)

Net periodic benefit cost	$462	$606	$376	$(7,457)

Six months ended June 30,

Service cost	$1,020	$2,076	$374	$551
Interest cost	3,367	5,145	773	892
Expected return on plan assets	(3,805)	(5,603)	10	—
Curtailment gain	—	—	—	(7,880)
Other, net	319	26	(454)	(146)

Net periodic benefit cost	$901	$1,644	$703	$(6,583)

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

8. Derivative Instruments
     The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2006, the Company had interest rate swap agreements covering $357,055 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.0% to 4.8%. The swap agreements expire on December 31, 2006, May 19, 2007 and September 30, 2011. The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to an asset of $10,720 and $4,117 at June 30, 2006 and December 31, 2005, respectively. The fair value is included in other assets. The Company recognized a net credit of $73 and zero in interest expense during the three months ended June 30, 2006 and 2005, respectively related to its derivative instruments and recognized a net credit of $147 and net loss of $50 during the six months ended June 30, 2006 and 2005, respectively. The change in the market value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income. The Company recognized comprehensive income/(loss) of $1,690 and ($777) during the three months ended June 30, 2006 and 2005, respectively and comprehensive income of $4,124 and $909 during the six months ended June 30, 2006 and 2005, respectively.
9. Restricted Share Plan
     The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2005	422,065
Shares granted	18,000
Shares vested	—
Shares forfeited or retired	(4,320)

Restricted shares outstanding, June 30, 2006	435,745

     The Company recognized non-cash compensation expense associated with the restricted shares totaling $625 and zero for the three months ended June 30, 2006 and 2005, respectively and $1,250 and zero for the six months ended June 30, 2006 and 2005, respectively. The non-cash compensation expense is included in Selling, General and Administrative Expenses in the accompanying statement of income.
10. Income Taxes
     The following table sets forth the computation of our effective tax rate by period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income before income taxes	$5,136	$11,544	$11,612	$12,831
Income tax (benefit) expense	$(3,089)	$4,385	$(161)	$4,971
Effective tax rate	-60.1%	38.0%	-1.4%	38.7%
     During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation on the Company was the modification of the Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5,200. Exclusive of this adjustment, our effective tax rate would have been approximately 41% and 43% for the three and six months ended June 30, 2006, respectively.

11. Net Income (Loss) per Common Share
     The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic:

Net income (loss) applicable to common stockholders	$8,225	$2,661	$11,773	$(1,261)
Weighted average number of common shares outstanding	29,353,106	9,243,750	29,353,106	9,243,750

Net income (loss) per common share	$0.28	$0.29	$0.40	$(0.14)

Diluted:

Net income (loss) applicable to common stockholders	$8,225	$2,661	$11,773	$(1,261)
Weighted average number of common shares outstanding	29,788,851	9,996,319	29,788,685	9,243,750

Net income (loss) per common share	$0.28	$0.27	$0.40	$(0.14)

     Non-vested shares issued pursuant to the Restricted Share Plan (Note 9) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights. The non-vested shares were not considered outstanding for the computation of basic and diluted net loss per share during the six months ended June 30, 2005 as their effect was anti-dilutive.
12. Other Comprehensive Income
     The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$8,225	$7,159	$11,773	$7,860
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	49	—
Change in fair value of cash flow hedges, net of tax	1,690	(777)	4,124	909

Total comprehensive income	$9,915	$6,382	$15,946	$8,769

13. Business Segments
     The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations”. Telephone Operations consists of a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long-distance, dial-up and high speed Internet access, IPTV, inside wiring service and maintenance, carrier access, wholesale transport services on a fiber optic network, telephone directory publishing and billing and collection services. The Company also operates a number of complementary businesses that comprise “Other Operations”, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

	Telephone	Other
	Operations	Operations	Total
Three months ended June 30, 2006:

Operating revenues	$69,672	$9,668	$79,340
Cost of services and products	17,823	6,128	23,951

	51,849	3,540	55,389
Operating expenses	21,668	3,003	24,671
Depreciation and amortization	15,506	1,338	16,844

Operating income (loss)	$14,675	$(801)	$13,874

Three months ended June 30, 2005:

Operating revenues	$68,544	$9,720	$78,264
Cost of services and products	18,170	6,183	24,353

	50,374	3,537	53,911
Operating expenses	14,465	2,437	16,902
Depreciation and amortization	15,832	1,282	17,114

Operating income (loss)	$20,077	$(182)	$19,895

Six months ended June 30, 2006:

Operating revenues	$139,029	$19,737	$158,766
Cost of services and products	35,985	12,639	48,624

	103,044	7,098	110,142
Operating expenses	41,247	5,936	47,183
Depreciation and amortization	31,203	2,712	33,915

Operating income (loss)	$30,594	$(1,550)	$29,044

Six months ended June 30, 2005

Operating revenues	$139,563	$18,473	$158,036
Cost of services and products	36,979	11,791	48,770

	102,584	6,682	109,266
Operating expenses	38,090	5,008	43,098
Depreciation and amortization	31,379	2,553	33,932

Operating income (loss)	$33,115	$(879)	$32,236

14. Subsequent event
     During July 2006, the Company entered into an agreement to repurchase and retire approximately 3.8 million shares of its common stock from Providence Equity for approximately $56,736, or $15.00 per share. The transaction closed on July 28, 2006. With this transaction, Providence Equity sold its entire position in the Company, which, prior to the transaction, totaled approximately 12.7 percent of the Company’s outstanding shares of common stock. This was a private transaction and did not decrease the Company’s publicly traded shares. The Company financed this repurchase using approximately $17,736 of cash on hand and $39,000 of additional term-loan borrowings.

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
Forward-Looking Statements
     Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I – Item 3 – “Quantitative and Qualitative Disclosures about Market Risk” and Part II – Item 1 – “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	regulatory changes, rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois and Texas;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations; and

•	the additional risk factors outlined in Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
     Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. As illustrated in the table below, we had 238,904, 242,024, and 247,258 local access lines in service as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively. We expect to continue to experience modest erosion in access lines.
     Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. We also believe that we lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of June 30, 2006, December 31, 2005 and June 30, 2005, we had 8,323, 9,144 and 10,028 second lines, respectively. The disconnection of second lines represented 26.3% and 13.7% of our residential loss during the six months ended June 30, 2006 and 2005, respectively.
     A significant portion of our line loss in 2005 was attributable to the migration of MCIMetro’s Internet service provider, or ISP, traffic from our primary rate interface, or PRI, facilities and local T-1 facilities to interconnection trunks. As a result of this migration, we experienced a loss of approximately 4,708 lines during the first six months of 2005 and 5,332 lines during all of 2005. Because these lines did not generate long distance, access or subsidy revenue, the total revenue loss associated with the migration was approximately one-fourth the impact of the same number of commercial access lines.
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
     We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. In January 2005, we introduced IPTV in selected Illinois markets. The initial roll-out was conducted in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle, which includes local service, DSL and IPTV, in selected Illinois exchanges in September 2005. As of June 30, 2006, IPTV was available to approximately 27,000 homes, and we had 4,516 subscribers, which represented 16.7% of available homes. We are currently expanding IPTV availability in Illinois and believe that we will pass 36,000 homes by the end of August. We also anticipate introducing IPTV service in selected Texas markets later this year. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois and Texas regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.
     Because of our promotional efforts, the number of DSL subscribers we serve grew substantially. We had 45,948, 39,192 and 33,058 DSL lines in service as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Approximately 92% of our rural telephone companies’ local access lines are currently DSL capable. The penetration rate for DSL lines in service was approximately 19.2% of our local access lines at June 30, 2006.
     We have also been successful in generating revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 40,901, 36,627 and 33,300 at June 30,

2006, December 31, 2005 and June 30, 2005, respectively.
     Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
     The following summarizes several key metrics as of the end of the periods presented:

	June 30,	December 31,	June 30,
	2006	2005	2005
Local access lines in service:
Residential	159,295	162,231	165,501
Business	79,609	79,793	81,757

Total local access lines	238,904	242,024	247,258
IPTV subscribers	4,516	2,146	585
DSL subscribers	45,948	39,192	33,058

Total connections	289,368	283,362	280,901

Long distance lines	146,117	143,882	141,080
Dial-up subscribers	13,731	15,971	18,028
Service bundles	40,901	36,627	33,300
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
     We have agreements with carriers to provide long distance transport and termination services. These agreements contain various commitments and expire at various times. We believe we will meet all of our commitments in these agreements and believe we will be able to procure services for future periods. We are currently procuring services for future periods, and at this time, the costs and related terms under which we will purchase long distance transport and termination services have not been determined. We do not expect, however, any material adverse effects from any changes in any new service contract.
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
     We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the six months ended June 30, 2006 and 2005, we spent $2.1 million and $4.6 million, respectively, on integration and restructuring expenses (which included severance associated with staffing reductions and costs associated with projects to integrate our support and back office systems). We expect to continue the integration of our Illinois and Texas billing systems through July 2007.
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
Results of Operations
Three months ended June 30, 2006 compared to three months ended June 30, 2005
     The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$21.5	27.1%	$22.5	28.8%
Network access services	17.0	21.4	15.3	19.6
Subsidies	11.8	14.9	12.1	15.5
Long distance services	3.8	4.8	4.2	5.4
Data and internet services	7.4	9.3	6.3	8.1
Other services	8.2	10.3	8.1	10.4

Total Telephone Operations	69.7	87.9	68.5	87.6
Other Operations	9.6	12.1	9.7	12.4

Total operating revenues	79.3	100.0	78.2	100.0

Expenses
Operating expenses
Telephone Operations	39.6	49.9	32.7	41.8
Other Operations	9.1	11.5	8.6	11.0
Depreciation and amortization	16.8	21.2	17.1	21.9

Total operating expenses	65.5	82.6	58.4	74.7

Income from operations	13.8	17.4	19.8	25.3

Interest expense, net	(10.2)	(12.9)	(11.6)	(14.8)
Other income, net	1.5	1.9	3.3	4.2
Income tax benefit (expense)	3.1	3.9	(4.4)	(5.6)

Net income	$8.2	10.3%	$7.1	9.1%

Revenues
     Our revenues increased by 1.4%, or $1.1 million, to $79.3 million in 2006 from $78.2 million in 2005. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
     Local calling services revenues decreased by 4.4%, or $1.0 million, to $21.5 million in 2006 compared to $22.5 million in 2005. The decrease is primarily due to the decline in local access lines as previously discussed above under “Factors Affecting Future Results of Operations.”
     Network access services revenues increased by 11.1%, or $1.7 million, to $17.0 million in 2006 compared to $15.3 million in 2005. The increase was primarily driven by increased demand for point-to-point circuits and other network access services.
     Subsidies revenues decreased by 2.5%, or $0.3 million, to $11.8 in 2006 compared to $12.1 million in 2005. The decrease is primarily due an increase in the national average cost per loop, which resulted in lower subsidies to rural carriers.
     Long distance services revenues decreased by 9.5%, or $0.4 million, to $3.8 million in 2006 compared to $4.2 million in 2005. The decrease in long distance revenues was primarily due to a reduction in the average rate per minute. This was driven by general industry trends and the introduction of our unlimited long distance calling plans. While these plans are helpful in attracting new customers and selling additional bundles, they have also led to some extent to a reduction in long distance services revenues as heavy users of our long distance services take advantage of the fixed pricing offered by these service plans.
          Data and Internet revenues increased by 17.5%, or $1.1 million, to $7.4 million in 2006 compared to $6.3 million in 2005. The revenue increase is due to increased DSL and IPTV penetration. The number of DSL lines in service increased from 33,058 at June 30, 2005 to 45,948 at June 30, 2006. IPTV customers increased from 585 at June 30, 2005 to 4,516 at June 30, 2006. . These increases were partially offset by erosion of our dial-up Internet base, which decreased from 18,028 subscribers at June 30, 2005 to 13,731 at June 30, 2006.
          Other Services revenues decreased by 1.2%, or $0.1 million, to $8.2 million in 2006 compared to $8.1 million in 2005.
     Other Operations Revenue
          Other Operations revenues decreased by 1.0%, or $0.1 million, to $9.6 million in 2006 compared to $9.7 million in 2005.
     Operating Expenses
          Operating expenses increased by 12.2%, or $7.1 million, to $65.5 million in 2006 from $58.4 million in 2005.
     Telephone Operations Operating Expenses
          Operating expenses for Telephone Operations increased by 21.1%, or $6.9 million, to $39.6 in 2006 compared to $32.7 million in 2005. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in the recognition of a $7.9 million curtailment gain (reduction in operating expenses) in May 2005 and ongoing quarterly savings of approximately $1.0 million.
     Other Operations Operating Expenses
          Operating expenses for Other Operations increased by 5.8%, or $0.5 million, to $9.1 million in 2006 compared to $8.6 million in 2005. The increase primarily came from increased wages and general operating costs required to support these businesses.
     Depreciation and Amortization
          During 2006, depreciation and amortization expense decreased by 1.8%, or $0.3 million, to $16.8 million compared to $17.1 million in 2005.
     Non-Operating Income (Expense)
     Interest Expense, net
          Interest expense, net decreased by 12.1%, or $1.4 million, to $10.2 million in 2006 compared to $11.6 million in 2005. The decline is primarily due to the redemption of $70.0 million in the aggregate principal amount of our senior notes in 2005, which was partially offset by increased borrowings and interest rates on our term debt. At June 30, 2006 and 2005, the weighted average interest rate, including swaps, on our outstanding term debt was 5.95% and 5.49% per annum, respectively.
     Other Income, net
          Other income, net decreased by $1.8 million to $1.5 million in 2006 compared to $3.3 million for the same period in 2005. During 2005 we recognized $2.8 million in other income from the receipt of key-man life insurance proceeds relating to the passing of a former employee. During 2006 we recognized $1.4 million of investment income compared to $0.5 million in 2005.

     Income Taxes
          Our provision for income taxes was a $3.1 million net tax benefit in 2006 compared to a $4.4 million net tax expense in 2005. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5.2 million. Exclusive of this adjustment, our effective tax rate would have been approximately 41% in 2006 compared to 38% in 2005.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
          The following summarizes our revenues and operating expenses on a consolidated basis for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$42.9	27.0%	$45.0	28.5%
Network access services	34.0	21.4	31.7	20.1
Subsidies	24.0	15.1	25.8	16.3
Long distance services	7.5	4.7	8.2	5.2
Data and internet services	14.6	9.2	12.8	8.1
Other services	16.1	10.1	16.0	10.1

Total Telephone Operations	139.1	87.6	139.5	88.3
Other Operations	19.7	12.4	18.5	11.7

Total operating revenues	158.8	100.0	158.0	100.0

Expenses
Operating expenses
Telephone Operations	77.3	48.7	75.1	47.5
Other Operations	18.5	11.6	16.8	10.6
Depreciation and amortization	33.9	21.3	33.9	21.5

Total operating expenses	129.7	81.7	125.8	79.6

Income from operations	29.1	18.3	32.2	20.4

Interest expense, net	(20.2)	(12.7)	(23.0)	(14.6)
Other income, net	2.7	1.7	3.6	2.3
Income tax benefit (expense)	0.2	0.1	(5.0)	(3.2)

Net income	$11.8	7.4%	$7.8	4.9%

Revenues
          Our revenues increased by 0.5%, or $0.8 million, to $158.8 million in 2006 from $158.0 million in 2005. Our discussion and analysis of the components of the variance follows:

     Telephone Operations Revenues
          Local calling services revenues decreased by 4.7%, or $2.1 million, to $42.9 million in 2006 compared to $45.0 million in 2005. The decrease is primarily due to the decline in local access lines as previously discussed above under “Factors Affecting Future Results of Operations.”
          Network access services revenues increased by 7.3%, or $2.3 million, to $34.0 million in 2006 compared to $31.7 million in 2005. The increase was primarily driven by increased demand for point-to-point circuits and other network access services.
          Subsidies revenues decreased by 7.0%, or $1.8 million, to $24.0 in 2006 compared to $25.8 million during in 2005. The decrease is primarily due to $1.1 million of subsidies received from prior period settlements in 2005 that did not reoccur in 2006. The balance of the decrease is primarily due to an increase in the national average cost per loop, which resulted in lower subsidies to rural carriers.
          Long distance services revenues decreased by 8.5%, or $0.7 million, to $7.5 million in 2006 compared to $8.2 million in 2005. The decrease in long distance revenues was primarily due to a reduction in the average rate per minute. This was driven by general industry trends and the introduction of our unlimited long distance calling plans.
          Data and Internet revenues increased by 14.1%, or $1.8 million, to $14.6 million in 2006 compared to $12.8 million in 2005. The revenue increase is due to increased DSL and IPTV penetration. The number of DSL lines in service increased from 33,058 at June 30, 2005 to 45,948 at June 30, 2006. IPTV customers increased from 585 at June 30, 2005 to 4,516 at June 30, 2006. . These increases were partially offset by erosion of our dial-up Internet base, which decreased from 18,028 subscribers at June 30, 2005 to 13,731 at June 30, 2006.
          Other Services revenues increased by 0.6%, or $0.1 million, to $16.1 million in 2006 compared to $16.0 million in 2005.
     Other Operations Revenue
          Other Operations revenues increased by 6.5%, or $1.2 million, to $19.7 million in 2006 compared to $18.5 million in 2005. Revenues from our Market Response business increased by $0.9 million due to increased sales to existing customers. Our prison systems unit generated increased revenue of $0.5 million for the period from increased minutes of use. These increases were partially offset by a net $0.2 million decrease in revenues associated with our other ancillary operations.
     Operating Expenses
          Operating expenses increased by 3.1%, or $3.9 million, to $129.7 million in 2006 from $125.8 million in 2005.
     Telephone Operations Operating Expense
          Operating expenses for Telephone Operations increased by 2.9%, or $2.2 million, to $77.3 in 2006 compared to $75.1 million in 2005. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in the recognition of a $7.9 million curtailment gain (reduction in operating expenses) in May 2005 and ongoing quarterly savings of approximately $1.0 million. During 2006, we realized savings of $2.5 million due to the termination of the professional services agreements with our chairman, Richard Lumpkin, Providence Equity and Spectrum Equity in connection with our IPO. These savings were partially offset in 2006 by the recognition of $1.2 million of non-cash compensation expense and $0.6 of incremental professional fees associated with Sarbanes Oxley compliance. During 2006 we also benefited $2.5 million from lower integration and severance costs versus 2005.

     Other Operations Operating Expenses
          Operating expenses for Other Operations increased by 10.1%, or $1.7 million, to $18.5 million in 2006 compared to $16.8 million in 2005. The increase primarily came from increased costs required to support the growth in Market Response and Public Services revenues coupled with inflationary increases in wages and general operating costs associated with our ancillary operations.
     Depreciation and Amortization
          Depreciation and amortization expense remained constant at $33.9 million for both 2006 and 2005.
     Non-Operating Income (Expense)
     Interest Expense, net
          Interest expense, net decreased by 12.2%, or $2.8 million, to $20.2 million in 2006 compared to $23.0 million in 2005. The decline is primarily due to the redemption of $70.0 million in the aggregate principal amount of our senior notes in 2005, which was partially offset by increased borrowings and interest rates on our term debt. At June 30, 2006 and 2005, the weighted average interest rate, including swaps, on our outstanding term debt was 5.95% and 5.49% per annum, respectively.
     Other Income, net
          Other income, net decreased by 25.0%, or $0.9 million, to $2.7 million in 2006 compared to $3.6 million in 2005. During 2005, we recognized $2.8 million in other income from the receipt of key-man life insurance proceeds relating to the passing of a former employee. During 2006, we recognized $3.0 million of investment income compared to $1.0 million in 2005. The increased investment income is primarily the result of increased performance and distributions in 2006 from our investments in cellular partnerships.
     Income Taxes
          Our provision for income taxes was a $0.2 million net tax benefit in 2006 compared to a $5.0 million net tax expense in 2005. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5.2 million. Exclusive of this adjustment, our effective tax rate would have been approximately 43% in 2006 compared to 39% in 2005.
Liquidity and Capital Resources
     General
          Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of June 30, 2006, we had $555.0 million of debt. Our $30.0 million revolving line of credit, however, remains unused. We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, our liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) dividend payments; (iii) capital expenditures; (iv) taxes; (v) incremental costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley Act; (vi) other post-retirement contributions; (vii) costs to further integrate our Illinois and Texas billing systems; and (viii) certain other costs as summarized above under “Factors Affecting Future Results of Operations – Expenses”. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other cash needs, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

          The following table summarizes the Company’s sources and uses of cash for the periods presented:

	Six Months Ended
	June 30,
	2006	2005
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$33.4	$29.3
Investing activities	(11.3)	(14.8)
Financing activities	(23.0)	(48.4)
     Operating Activities
          Net income adjusted for non-cash charges is our primary source of operating cash. Cash provided by operating activities was $33.4 million for the six months ended June 30, 2006. Net income adjusted for non-cash charges generated $46.8 million of operating cash. Partially offsetting the cash generated was increased working capital usage. Accounts receivable, net of provisions for bad debt, remained relatively constant and in line with revenues. Increases in prepaids and other assets used approximately $3.0 million of working capital primarily to prepay franchise taxes, contracts in progress, insurance and telephone directory publications. We also experienced a $10.1 million decline in accounts payable, accrued expenses and other liabilities as a result of differences in the timing of the payment of interest, taxes, capital expenditures and other routine vendor and employee obligations.
     Investing Activities
          For the six months ending June 30, 2006, we used $17.2 million for capital expenditures. We expect our capital expenditures for the remainder of 2006 will total approximately $15.8 million, which will continue to be used primarily to expand our DSL and IPTV capabilities as well as to maintain and upgrade our network. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending on it beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all.
          During April 2006, we received $5.9 million in proceeds from the liquidation of our investment in Rural Telephone Bank (“RTB”).
     Financing Activities
          For the six months ended June 30, 2006, we paid $23.0 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors in connection with the IPO.
     Debt
          The following table summarizes our indebtedness as of June 30, 2006:

	Balance	Maturity Date	Rate (1)
	(In millions)
Revolving credit facility	$—	April 14, 2010	LIBOR + 2.00%
Term loan D	425.0	October 14, 2011	LIBOR + 1.75%
Senior notes	130.0	April 1, 2012	9.75%

(1)	As of June 30, 2006, the 90-day LIBOR rate was 5.48%

     Credit Facilities
          As of June 30, 2006, we had $425.0 million of term D loans outstanding under our credit facilities, which matures on October 14, 2011. In addition, our credit facilities provide for a $30.0 million revolving credit facility, maturing on April 14, 2010. As of June 30, 2006, nothing had been borrowed under the revolving credit facility.
          Borrowings under our credit facilities bore interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of June 30, 2006, the applicable margin for interest rates on LIBOR based loans was 1.75% and 2.00% on LIBOR based term D loans and the revolving credit facility, respectively. At June 30, 2006 and 2005, the weighted average interest rate, including swaps, on our term debt was 5.95% and 5.49% per annum, respectively.
          On July 28, 2006, we entered into Amendment No. 4 to our credit facilities which provides for, among other things, the following: (1) an increase in the size of the term D loan available by up to $45 million (subject to certain adjustments); (2) an increase in the applicable margin on the entire amount of term D loans outstanding from 175 basis points to 200 basis points; (3) an amendment to the definition of “cumulative available cash” to exclude the impact of our repurchase of shares of our common stock pursuant to the Stock Repurchase Agreement, dated July 13, 2006, by and among us and Providence Equity Partners IV L.P. and Providence Equity Operating Partners IV L.P. (the “Share Repurchase”); (4) an amendment to the definition of “consolidated EBITDA” to add back certain one-time expenses related to the Share Repurchase, severance, billing integration and compliance with the Sarbanes-Oxley Act of 2002; and (5) a reduction by $1.5 million of the quarterly amount of restricted payments (as defined in the credit agreement) that we may pay out of cumulative available cash without triggering mandatory loan prepayments.
     Derivative Instruments
          We maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2006, we had interest rate swap agreements covering $357.1 million in aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.0% to 4.8%. The swap agreements expire on December 31, 2006, May 19, 2007 and September 30, 2011. On July 11, 2006, we executed $50.0 million notional amount of floating fixed interest rate swap arrangements, which will become effective December 29, 2006, to replace the $50.0 million of existing swap arrangements that expire on December 31, 2006.
     Senior Notes
          The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to: incur debt and issue preferred stock; engage in business other than telecommunication businesses; make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock); enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us; enter into liens, effecting a change of control without making an offer to purchase the senior notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in transactions with affiliates; and consolidate or merge.
          We used a portion of the proceeds from the IPO, together with additional borrowings under our credit facilities and cash on hand to redeem 35.0%, or $70.0 million of our senior notes. The total cost of the redemption, including the redemption premium, was $76.8 million.
     Covenant Compliance
          Our credit agreement restricts our ability to pay dividends. During the quarter ended June 30, 2006, we generated $19.1 million of available cash (as such term is defined in our credit agreement) and paid $11.5 million of dividends leaving us with cumulative cash available to pay dividends of $40.6 million as of June 30, 2006 based on the restricted payments covenant contained in our credit agreement. We are also restricted from paying dividends under the indenture governing our senior notes. However, the indenture is less restrictive than our credit agreement. That is because the restricted payments covenant in our credit agreement allows a lower amount of dividends to be paid from the borrowers (Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas,

Inc.) to CCHI than the comparable covenant in the indenture (referred to as the build-up amount) permits CCHI to pay to its stockholders. However, the amount of dividends CCHI will be able to make under the indenture in the future will be based, in part, on the amount of cash distributed by the borrowers under the credit agreement to CCHI.
          Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:
•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00, or

•	our fixed charge coverage ratio as of the end of any fiscal quarter, is not (x) after January 1, 2006 and on or prior to December 31, 2006, at least 2.00 to 1.00 and (y) after January 1, 2007, at least 1.75 to 1.00.
          As of June 30, 2006, we were in compliance with our debt covenants. The table below presents our ratios as of June 30, 2006:

Total net leverage ratio	3.79 to 1.00
Senior secured leverage ratio	3.08 to 1.00
Fixed charge coverage ratio	3.22 to 1.00
          The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are incorporated by reference as indicated in the exhibit index to this report.
     Share buy back
          During July 2006, we entered into an agreement to repurchase and retire approximately 3.8 million shares of our common stock from Providence Equity for approximately $56.7 million, or $15.00 per share. The transaction closed on July 28, 2006. With this transaction, Providence Equity sold its entire position in our company, which, prior to the transaction, totaled approximately 12.7 percent of our outstanding shares of common stock. This was a private transaction and did not decrease our publicly traded shares. We financed this repurchase using approximately $17.7 million of cash on hand and $39.0 million of additional term-loan borrowings.
     Capital Requirements
          We expect our capital expenditures for the remainder of 2006 will total approximately $15.8 million, which will continue to be used primarily to expand our DSL and IPTV capabilities as well as to maintain and upgrade our network. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending on it beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all.
          The cash requirements of our dividend policy are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our amended and restated revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not currently intend to borrow under this facility to pay dividends.
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
     Surety Bonds
          In the ordinary course of business, we enter into surety, performance and similar bonds. As of June 30, 2006, we had approximately $1.8 million of these bonds outstanding.
     Table of Contractual Obligations and Commitments
          As of June 30, 2006, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)
Long-term debt (a)	$555.0	$—	$—	$—	$—	$—	$555.0
Operating leases	12.2	1.9	2.8	2.0	1.7	1.7	2.1
Pension and other post retirement obligations (b)	49.5	1.1	5.4	5.6	5.8	6.1	25.5

	$616.7	$3.0	$8.2	$7.6	$7.5	$7.8	$582.6

(a)	Long-term debt consists of loans outstanding under our credit facilities and our senior notes. The credit facilities consist of a $425.0 million term loan D maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn at June 30, 2006. Interest payments are not included in these amounts.

(b)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through June 30, 2006. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefits payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.
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
          In June 2006, FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and does not assume changes in our capital structure. As of June 30, 2006, approximately 87.8% of our long-term obligations were fixed rate and approximately 12.2% were variable rate obligations not subject to interest rate swap agreements.
          As of June 30, 2006, we had $425.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On June 30, 2006, we had interest rate swap agreements covering $357.1 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.0% to 4.8% and expiring on December 31, 2006, May 19, 2007 and September 30, 2011. As of June 30, 2006, we had $67.9 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2006 through June 30, 2006, interest expense would have increased by approximately $0.2 million for the period. As of June 30, 2006 the fair value of interest rate swap agreements amounted to an asset of approximately $7.0 million net of taxes.
          As of June 30, 2006, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $133.9 million based on the overall weighted average interest rate of our fixed rate long-term debt obligations of 9.75% and an overall weighted maturity of 5.75 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in an approximately $3.5 million decrease in the fair market value of our fixed-rate long-term debt.
Item 4. Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We currently and from time to time, are subject to claims and regulatory proceedings arising in the ordinary course of business. However, we are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operation or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
          We held our Annual Meeting of Stockholders on May 17, 2006, for the purpose of electing a director to hold office until our 2009 Annual Meeting of Stockholders and to ratify the appointment of Ernst & Young LLP as our independent auditors for 2006. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A, there was no solicitation in opposition to our submissions as listed in the Proxy Statement. Richard A. Lumpkin, nominee, was elected Class I director with 19,731,777 votes for and 4,462,136 votes withheld. The other directors, whose terms of office continued after the meeting, are Jack W. Blumenstein, Roger H. Moore, and Maribeth S. Rahe. Our stockholders also ratified the appointment of Ernst & Young LLP as our auditors for 2006 with 24,077,494 votes for, 103,519 votes against, 12,900 votes abstaining and no broker non-votes.
Item 6. Exhibits
          See the Exhibit Index following the signature page of this Report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)

Date: August 10, 2006	By:	/s/ Robert J. Currey Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2006	By:	/s/ Steven L. Childers Steven L. Childers
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

10.4***	Amendment No. 3, dated as of November 25, 2005, to the (i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004, (ii) the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended on April 22, 2005 and as further amended June 3, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein as Citicorp North America, Inc.

10.5*	Form of Amended and Restated Pledge Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors named therein and Citicorp North America, Inc., as Collateral Agent

Exhibit
Number	Description

10.6*	Form of Amended and Restated Security Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors name therein and Citicorp North America, Inc., as Collateral Agent

10.7*	Form of Amended and Restated Guarantee Agreement, among Consolidated Communications Holdings, Inc., Consolidated Communications Acquisition Texas, each subsidiary of each of Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc. signatory thereto and Citicorp North America, Inc., as Administrative Agent

10.8*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Consolidated Market Response, Inc.

10.9*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company

10.10*	Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company

10.11*	Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002

10.12*	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan

10.13*	Form of 2005 Long-term Incentive Plan

10.14^	Stock Repurchase Agreement, dated July 13, 2006, by and among Consolidated Communications Holdings, Inc., Providence Equity Partners IV L.P. and Providence Equity Operating Partners IV L.P.

10.15^^	Amendment No. 4 to the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended as of April 22, 2005, June 3, 2005 and November 25, 2005, among the Company, Consolidated Communications Inc. and Consolidated Communications Acquisition Texas, Inc., as borrowers, the lenders referred to therein and Citicorp North America, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-121086).

**	Incorporated by reference from the Current Report on Form 8-K filed on August 2, 2005.

***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

^	Incorporated by reference from the Current Report on Form 8-K filed on July 17, 2006.

^^	Incorporated by reference from the Current Report on Form 8-K filed on August 2, 2006.