Form 10-Q
period 2006-09-30
Consolidated Communications Holdings, Inc.
filed 2006-11-09
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2006
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
Registrant’s telephone number, including area code: (217) 235-3311
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 1, 2006 was 26,003,826.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$80,323	$82,168	$239,089	$240,204
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	24,140	25,953	72,764	74,723
Selling, general and administrative expenses	23,764	32,419	70,947	75,517
Depreciation and amortization	16,961	16,920	50,876	50,852

Income from operations	15,458	6,876	44,502	39,112
Other income (expense):
Interest income	239	361	854	892
Interest expense	(11,414)	(20,175)	(32,195)	(43,704)
Investment income	1,709	1,313	4,692	2,265
Minority interest	(203)	(85)	(499)	(433)
Other, net	139	215	186	3,204

Income (loss) before income taxes	5,928	(11,495)	17,540	1,336
Income tax expense (benefit)	3,913	(1,270)	3,752	3,701

Net income (loss)	2,015	(10,225)	13,788	(2,365)
Dividends on redeemable preferred shares	—	(1,142)	—	(10,263)

Net income (loss) applicable to common stockholders	$2,015	$(11,367)	$13,788	$(12,628)

Net income (loss) per common share -
Basic	$0.08	$(0.49)	$0.48	$(0.90)

Diluted	$0.07	$(0.49)	$0.48	$(0.90)

Cash dividends declared per common share	$0.39	$0.41	$1.16	$0.41

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	September 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,898	$31,409
Accounts receivable, net of allowance of $2,277 and $2,825, respectively	37,017	35,503
Inventories	4,048	3,420
Deferred income taxes	3,111	3,111
Prepaid expenses and other current assets	8,541	5,592

Total current assets	72,615	79,035
Property, plant and equipment, net	319,287	335,088
Intangibles and other assets:
Investments	39,191	44,056
Goodwill	316,281	314,243
Customer lists, net	124,807	135,515
Tradenames	14,546	14,546
Deferred financing costs and other assets	20,999	23,467

Total assets	$907,726	$945,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,774	$11,743
Advance billings and customer deposits	16,880	14,203
Dividends payable	10,038	11,537
Accrued expenses	29,645	30,376

Total current liabilities	64,337	67,859
Long-term debt	594,000	555,000
Deferred income taxes	65,583	66,228
Pension and postretirement benefit obligations	54,077	53,185
Other liabilities	1,266	1,476

Total liabilities	779,263	743,748

Minority interest	3,473	2,974

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares, authorized, 26,006,472 and 29,775,010 issued and outstanding, respectively	260	297
Additional paid in capital	199,338	254,162
Accumulated deficit	(76,796)	(57,533)
Accumulated other comprehensive income	2,188	2,302

Total stockholders’ equity	124,990	199,228

Total liabilities and stockholders’ equity	$907,726	$945,950

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$13,788	$(2,365)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	50,876	50,852
Provision for uncollectible accounts	3,666	3,548
Deferred income tax	(645)	4,083
Pension curtailment gain	—	(7,880)
Partnership income	(4,407)	(1,076)
Non-cash stock compensation	1,875	7,244
Minority interest in net income of subsidiary	499	433
Amortization of deferred financing costs	2,437	4,525
Changes in operating assets and liabilities:
Accounts receivable	(5,180)	(7,449)
Inventories	(628)	422
Other assets	(1,377)	(5,296)
Accounts payable	(3,969)	66
Accrued expenses and other liabilities	2,628	(36)

Net cash provided by operating activities	59,563	47,071

INVESTING ACTIVITIES
Proceeds from sale of investments	5,921	—
Proceeds from sale of land	590	—
Capital expenditures	(25,037)	(21,596)

Net cash used in investing activities	(18,526)	(21,596)

FINANCING ACTIVITIES
Proceeds from issuance of stock	—	67,798
Proceeds from long-term obligations	39,000	5,688
Payments made on long-term obligations	—	(75,109)
Payment of deferred financing costs	(262)	(4,737)
Purchase of treasury shares	(56,736)	(12)
Distribution to preferred shareholders	—	(37,500)
Dividends on common stock	(34,550)	—

Net cash used in financing activities	(52,548)	(43,872)

Net decrease in cash and cash equivalents	(11,511)	(18,397)
Cash and cash equivalents at beginning of period	31,409	52,084

Cash and cash equivalents at end of period	$19,898	$33,687

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006
(Dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total
Balance, January 1, 2006	29,775,010	$297	$254,162	$(57,533)	$2,302	$199,228
Net income	—	—	—	13,788	—	13,788
Dividends on common stock	—	—	—	(33,051)	—	(33,051)
Shares issued under employee plan, net of forfeitures	13,841	—	—	—	—	—
Non-cash stock compensation	—	—	1,875	—	—	1,875
Purchase and retirement of common stock	(3,782,379)	(37)	(56,699)	—	—	(56,736)
Unrealized gain on marketable securities, net of $34 of tax	—	—	—	—	49	49
Change in fair value of cash flow hedges, net of ($139) of tax	—	—	—	—	(163)	(163)

Balance, September 30, 2006	26,006,472	$260	$199,338	$(76,796)	$2,188	$124,990

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2006 and 2005
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 235,983 local access lines, 49,360 digital subscriber lines (“DSL”) and 5,638 Internet protocol television (“IPTV”) lines, Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, IPTV, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing and wholesale transport services on a fiber optic network in Texas. The Company also operates a number of complementary businesses, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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
3. Presentation of Interim Financial Statements
These unaudited interim condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. These interim statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) guidelines and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005, which were included in our annual report on Form 10-K previously filed with the SEC.
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
In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 effective January 1, 2007 and is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is required to adopt SFAS 157 effective January 1, 2008 and is currently evaluating the impact of adopting SFAS 157 on its future results of operations and financial condition.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company is required to adopt SFAS 158 effective as December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. The Company is currently evaluating the impact of adopting SFAS 158 on its future results of operations and financial condition.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its future results of operations and financial condition upon its adoption on January 1, 2007.
5. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	Telephone	Other
	Operations	Operations	Total
Balance at December 31, 2005	$305,289	$8,954	$314,243
Adjustment for change in estimate of tax basis of acquired assets	2,038	—	2,038

Balance at September 30, 2006	$307,327	$8,954	$316,281

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	September 30,	December 31,
	2006	2005
Gross carrying amount	$167,633	$167,633
Less: accumulated amortization	(42,826)	(32,118)

Net carrying amount	$124,807	$135,515

The aggregate amortization expense associated with customer lists was $3,567 and $3,569 for the three months ended September 30, 2006 and 2005, respectively, and was $10,708 for both the nine months ended September 30, 2006 and 2005. Customer lists are being amortized using a weighted average life of 11.7 years.
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
The 2006 summarized financial information for the Mobilnet RSA Partnership is not presented since it did not meet the Company’s threshold of materiality.

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
The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Three months ended September 30,
Service cost	$545	$748	$188	$146
Interest cost	2,046	2,517	386	334
Expected return on plan assets	(1,914)	(2,773)	(10)	—
Other, net	(227)	11	(212)	(214)

Net periodic benefit cost	$450	$503	$352	$266

Nine months ended September 30,
Service cost	$1,565	$2,824	$562	$697
Interest cost	5,413	7,662	1,159	1,226
Expected return on plan assets	(5,719)	(8,376)	—	—
Curtailment gain	—	—	—	(7,880)
Other, net	92	37	(666)	(360)

Net periodic benefit cost	$1,351	$2,147	$1,055	$(6,317)

Effective as of April 30, 2005, the Company’s Board of Directors authorized amendments to several of the Company’s benefit plans. The Consolidated Communications Texas Retirement Plan was amended to freeze benefit accruals for all participants other than union participants and grandfathered participants. The rate of accrual for grandfathered participants in this plan was reduced. A grandfathered participant is defined as a participant age 50 or older with 20 or more years of service as of April 30, 2005. The Consolidated Communications Texas Retiree Medical and Life Plan was amended to freeze the Company subsidy for premium coverage as of April 30, 2005 for all existing retiree participants. This plan was also amended to limit future coverage to a select group of future retires who attain at least age 55 and 15 years of service, but with no Company subsidy. The amendments to the Retiree Medical and Life Plan resulted in a $7,880 curtailment gain that was included in general and administrative expenses during the quarter ended September 30, 2005.

7. Long-Term Debt and Common Stock Repurchase
Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan D	464,000	425,000
Senior notes	130,000	130,000

	594,000	555,000
Less: current portion	—	—

	$594,000	$555,000

On July 28, 2006, the Company entered into Amendment No. 4 to its credit facilities which provides for, among other things, the following: (1) an increase in the size of the term D loan available by up to $45,000 (subject to certain adjustments); (2) an increase in the applicable margin on the entire amount of term D loans outstanding from 175 basis points to 200 basis points; (3) an amendment to the definition of “cumulative available cash” to exclude the impact of its repurchase of shares of its common stock pursuant to the Stock Repurchase Agreement, dated July 13, 2006, by and among us and Providence Equity Partners IV L.P. and Providence Equity Operating Partners IV L.P. (the “Share Repurchase”); (4) an amendment to the definition of “consolidated EBITDA” to add back certain one-time expenses related to the Share Repurchase, severance, billing integration and compliance with the Sarbanes-Oxley Act of 2002; and (5) a reduction by $1,500 of the quarterly amount of restricted payments (as defined in the credit agreement) that the Company may pay out of cumulative available cash without triggering mandatory loan prepayments.
During July 2006, the Company completed the Share Repurchase of approximately 3.8 million shares of its common stock for approximately $56,736, or $15.00 per share. The transaction closed on July 28, 2006. With this transaction, Providence Equity sold its entire position in the Company, which, prior to the transaction, totaled approximately 12.7 percent of the Company’s outstanding shares of common stock. This was a private transaction and did not decrease the Company’s publicly traded shares. The Company financed this repurchase using approximately $17,736 of cash on hand and $39,000 of additional term-loan borrowings.
8. Derivative Instruments
The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2006, the Company had interest rate swap agreements covering $355,590 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.0% to 4.8%. The swap agreements expire on various dates ranging from December 31, 2006 to September 30, 2011. On July 11, 2006, the Company entered into an agreement to hedge $50,000 of variable rate debt swaps that will be effective as of December 29, 2006 and replace swap agreements covering that same amount of variable rate debt that expire on December 31, 2006. The new agreement carries a rate of 5.5% and expires on December 31, 2008.
The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to an asset of $3,815 and $4,117 at September 30, 2006 and December 31, 2005, respectively. The fair value is included in Other Assets. The Company recognized a net reduction of $73 and a net increase of $46 in interest expense during the three months ended September 30, 2006 and 2005, respectively, related to its derivative instruments and recognized a net reduction of $220 and net increase of $96 during the nine months ended September 30, 2006 and 2005, respectively. The change in the market value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income. The Company recognized comprehensive (loss)/income of ($4,287) and $855 during the three months ended September 30, 2006 and 2005, respectively, and comprehensive (loss)/income of ($163) and $1,764 during the nine months ended September 30, 2006 and 2005, respectively.

9. Restricted Share Plan
The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2005	422,065
Shares granted	18,000
Shares vested	—
Shares forfeited or retired	(4,320)

Restricted shares outstanding, September 30, 2006	435,745

The Company recognized non-cash compensation expense associated with the restricted shares totaling $625 and $7,244 for the three months ended September 30, 2006 and 2005, respectively, and $1,875 and $7,244 for the nine months ended September 30, 2006 and 2005, respectively. The non-cash compensation expense is included in Selling, General and Administrative Expenses in the accompanying statement of income.
10. Life Insurance Proceeds
In June 2005, the Company recognized $2,800 of net proceeds in other income from the receipt of key man life insurance proceeds relating to the passing of a former employee.
11. Legal proceedings
In September 2006, the Company incurred $500 of charges to settle a dispute over the termination of a 2001 lease on an office building no longer utilized by the Company.
During 2005, the Company incurred total charges of approximately $3,100 to settle a dispute with a former consultant to the Company. Approximately $400 of the charges were recognized during the first half of 2005 and the remaining $2,700 were recognized during the Company’s third quarter ended September 30, 2005.
12. Income Taxes
The following table sets forth the computation of our effective tax rate by period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income (loss) before income taxes	$5,928	$(11,495)	$17,540	$1,336
Income tax (benefit) expense	3,913	(1,270)	3,752	3,701
Effective tax rate	66.0%	11.0%	21.4%	277.0%
During the third quarter of 2006, the Company completed and filed its 2005 tax return, filed amended returns for 2003 and 2004, and recognized approximately $800 of additional net taxes to adjust its provision to match the returns. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation on the Company was the modification of the Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of the Company’s net deferred tax liabilities and corresponding credit to its state tax provision of approximately $5,200. Exclusive of these adjustments, the Company’s effective tax rate would have been approximately 52% and 46% for the three and nine months ended September 30, 2006, respectively.

During the third quarter of 2005, the Company recognized $7,244 of non-cash compensation expense for which it did not receive a tax deduction. Exclusive of this item, the Company’s effective tax rate would have been approximately 36% and 60% for the three and nine months ended September 30, 2005, respectively.
13. Net Income (Loss) per Common Share
The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic:
Net income (loss) applicable to common stockholders	$2,015	$(11,367)	$13,788	$(12,628)
Weighted average number of common shares outstanding	26,721,886	23,328,524	28,466,394	13,990,267

Net income (loss) per common share	$0.08	$(0.49)	$0.48	$(0.90)

Diluted:
Net income (loss) applicable to common stockholders	$2,015	$(11,367)	$13,788	$(12,628)
Weighted average number of common shares outstanding	27,157,631	23,328,524	28,900,902	13,990,267

Net income (loss) per common share	$0.07	$(0.49)	$0.48	$(0.90)

Non-vested shares issued pursuant to the Restricted Share Plan (Note 9) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights. The non-vested shares were not considered outstanding for the computation of diluted net loss per share during the three and nine months ended September 30, 2005 as their effect was anti-dilutive.
14. Other Comprehensive Income (Loss)
The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$2,015	$(10,225)	$13,788	$(2,365)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	49	—
Change in fair value of cash flow hedges, net of tax	(4,287)	855	(163)	1,764

Total comprehensive income (loss)	$(2,272)	$(9,370)	$13,674	$(601)

15. Business Segments
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

	Telephone	Other
	Operations	Operations	Total
Three months ended September 30, 2006:
Operating revenues	$70,131	$10,192	$80,323
Cost of services and products	17,413	6,727	24,140

	52,718	3,465	56,183
Operating expenses	21,032	2,732	23,764
Depreciation and amortization	15,620	1,341	16,961

Operating income (loss)	$16,066	$(608)	$15,458

Three months ended September 30, 2005:
Operating revenues	$72,041	$10,127	$82,168
Cost of services and products	19,465	6,488	25,953

	52,576	3,639	56,215
Operating expenses	29,855	2,564	32,419
Depreciation and amortization	15,630	1,290	16,920

Operating income (loss)	$7,091	$(215)	$6,876

Nine months ended September 30, 2006:
Operating revenues	$209,160	$29,929	$239,089
Cost of services and products	53,398	19,366	72,764

	155,762	10,563	166,325
Operating expenses	62,279	8,668	70,947
Depreciation and amortization	46,823	4,053	50,876

Operating income (loss)	$46,660	$(2,158)	$44,502

Nine months ended September 30, 2005
Operating revenues	$211,604	$28,600	$240,204
Cost of services and products	56,444	18,279	74,723

	155,160	10,321	165,481
Operating expenses	67,945	7,572	75,517
Depreciation and amortization	47,009	3,843	50,852

Operating income (loss)	$40,206	$(1,094)	$39,112

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
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois and Texas;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services and subsidies;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations; and

•	the additional risk factors outlined in Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, high-speed Internet access, which we refer to as Digital Subscriber Line or DSL, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing, dial-up Internet access, and wholesale transport services on a fiber optic network in Texas. In addition, we launched our Internet protocol television service, which we refer to as IPTV, in selected Illinois markets in 2005 and selected Texas markets in August 2006. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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
We used the net proceeds from the IPO, together with additional borrowings under our credit facilities and cash on hand to:
•	repay in full outstanding borrowings under our term loan A and C facilities, together with accrued but unpaid interest through the date of repayment and associated fees and expenses;

•	redeem $70.0 million of the aggregate principal amount of our senior notes and pay the associated redemption premium of $6.8 million, together with accrued but unpaid interest through the date of redemption; and

•	pre-fund expected integration and restructuring costs for 2005 relating to our acquisition of TXU Communications Ventures Company.
Factors Affecting Results of Operations
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
Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 235,983, 242,024, and 244,902 local access lines in service as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively. We expect to continue to experience modest erosion in access lines.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. We have also lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of September 30, 2006, December 31, 2005 and September 30, 2005, we had 8,000, 9,144 and 9,551 second lines, respectively. The disconnection of second lines represented 24.8% and 33.0% of our residential loss during the nine months ended September 30, 2006 and 2005, respectively.
A significant portion of our line loss in 2005 was attributable to the migration of MCIMetro’s Internet service provider, or ISP, traffic from our primary rate interface, or PRI, facilities and local T-1 facilities to interconnection trunks. As a result of this migration, we experienced a loss of approximately 4,708 lines during the first nine months of 2005 and 5,332 lines during all of 2005. Because these lines did not generate long distance, access or subsidy revenue, the total revenue loss associated with the migration was approximately one-fourth the impact of the same number of commercial access lines. The migration of MCIMetro’s ISP traffic was essentially complete as of December 31, 2005.
We have mitigated the decline in local access lines with increased average revenue per access line by focusing on the following:
•	aggressively promoting DSL service;

•	bundling value-adding services, such as DSL, with a combination of local service, custom calling features, voicemail and Internet access;

•	maintaining excellent customer service standards, particularly as we introduce new services to existing customers; and

•	keeping a strong local presence in the communities we serve.
We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers, such as discounted second lines. In January 2005, we introduced IPTV in selected Illinois markets. The initial roll-out was conducted in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle, which includes local service, DSL and IPTV, in selected Illinois exchanges in September 2005. At the end of August 2006, we introduced IPTV service in selected Texas markets. As of September 30, 2006, IPTV was available to approximately 35,000 homes in our Illinois markets and approximately 37,000 homes in our Texas markets. Our IPTV subscriber base has grown from 1,053 as of September 30, 2005 to 5,638 as of September 30, 2006. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois and Texas regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.
Because of our promotional efforts, the number of DSL subscribers we serve grew substantially. We had 49,360, 39,192 and 36,051 DSL lines in service as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Approximately 92% of our rural telephone companies’ local access lines are currently DSL capable. The penetration rate for DSL lines in service was approximately 20.1% of our local access lines at September 30, 2006.

We have also been successful in generating revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 42,100, 36,627 and 35,163 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.
Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
The following summarizes several key metrics as of the end of the periods presented:

	September 30,	December 31,	September 30,
	2006	2005	2005
Local access lines in service:
Residential	157,609	162,231	164,042
Business	78,374	79,793	80,860

Total local access lines	235,983	242,024	244,902
IPTV subscribers	5,638	2,146	1,053
DSL subscribers	49,360	39,192	36,051

Total connections	290,981	283,362	282,006

Long distance lines	147,177	143,882	142,311
Dial-up subscribers	11,740	15,971	16,708
Service bundles	42,100	36,627	35,163
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
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the nine months ended September 30, 2006 and 2005, we spent $2.3 million and $5.4 million, respectively, on integration and restructuring expenses (which included severance associated with staffing reductions and costs associated with projects to integrate our support and back office systems). We expect to continue the integration of our Illinois and Texas billing systems through July 2007.
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
Results of Operations
Segments
In accordance with the reporting requirement of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results, unless otherwise indicated.

Three months ended September 30, 2006 compared to three months ended September 30, 2005
The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$21.3	26.5%	$22.1	26.9%
Network access services	17.3	21.5	16.3	19.8
Subsidies	11.0	13.7	14.7	17.9
Long distance services	4.1	5.1	4.1	5.0
Data and internet services	7.9	9.8	6.4	7.8
Other services	8.5	10.6	8.5	10.3

Total Telephone Operations	70.1	87.3	72.1	87.7
Other Operations	10.2	12.7	10.1	12.3

Total operating revenues	80.3	100.0	82.2	100.0

Expenses
Operating expenses
Telephone Operations	38.4	47.8	49.2	59.9
Other Operations	9.5	11.8	9.1	11.1
Depreciation and amortization	17.0	21.2	17.0	20.7

Total operating expenses	64.9	80.8	75.3	91.6

Income from operations	15.4	19.2	6.9	8.4
Interest expense, net	(11.1)	(13.8)	(19.8)	(24.1)
Other income, net	1.6	2.0	1.4	1.7
Income tax benefit (expense)	(3.9)	(4.9)	1.3	1.6

Net income (loss)	$2.0	2.5%	$(10.2)	(12.4%)

Revenues
Our revenues decreased by 2.3%, or $1.9 million, to $80.3 million in 2006 from $82.2 million in 2005. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues decreased by 3.6%, or $0.8 million, to $21.3 million in 2006 compared to $22.1 million in 2005. The decrease is primarily due to the decline in local access lines as previously discussed above under “Factors Affecting Results of Operations.”
Network access services revenues increased by 6.1%, or $1.0 million, to $17.3 million in 2006 compared to $16.3 million in 2005. The increase was primarily driven by increased demand for point-to-point circuits and other network access services.
Subsidies revenues decreased by 25.2%, or $3.7 million, to $11.0 million in 2006 compared to $14.7 million in 2005. The decrease is primarily due to the timing of out of period settlements in 2005 compared to 2006. In 2005 we received $1.5 million in prior period receipts and we refunded $1.2 million in 2006. The remainder of the decrease is attributable to an increase in the national average cost per loop, which resulted in lower subsidies to rural carriers.

Long distance services revenues remained constant at $4.1 million for both periods.
Data and Internet revenues increased by 23.4%, or $1.5 million, to $7.9 million in 2006 compared to $6.4 million in 2005. The revenue increase is due to increased DSL and IPTV penetration. The number of DSL lines in service increased from 36,051 at September 30, 2005 to 49,360 at September 30, 2006. IPTV customers increased from 1,053 at September 30, 2005 to 5,638 at September 30, 2006. These increases were partially offset by erosion of our dial-up Internet base, which decreased from 16,708 subscribers at September 30, 2005 to 11,740 at September 30, 2006.
Other Services revenues remained constant at $8.5 million for both periods.
Other Operations Revenue
Other Operations revenues increased by 1.0%, or $0.1 million, to $10.2 million in 2006 compared to $10.1 million in 2005.
Operating Expenses
Total operating expenses decreased by 13.8%, or $10.4 million, to $64.9 million in 2006 from $75.3 million in 2005.
Telephone Operations Operating Expenses
Operating expenses for Telephone Operations decreased by 22.0%, or $10.8 million, to $38.4 in 2006 compared to $49.2 million in 2005. The 2005 results include $7.1 million of non-cash compensation expense compared to $0.6 million in 2006. The successful completion of our IPO in July 2005 accelerated the vesting of a portion of our restricted shares which resulted in significantly higher non-cash compensation expense in 2005. The 2005 results also include $2.7 million of costs associated with a litigation settlement compared to $0.5 million of settlement costs in 2006 related to a different dispute. The $2.1 million balance of the decline was primarily attributable to ongoing cost reduction initiatives.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 4.4%, or $0.4 million, to $9.5 million in 2006 compared to $9.1 million in 2005. The increase primarily came from increased wages and general operating costs required to support these businesses.
Depreciation and Amortization
Depreciation and amortization expense remained constant at $17.0 million for both periods.
Non-Operating Income (Expense)
Interest Expense, net
Interest expense, net decreased by 43.9%, or $8.7 million, to $11.1 million in 2006 compared to $19.8 million in 2005. The decline is primarily due to a redemption premium of $6.3 million and deferred financing cost write-off of $2.3 million, each incurred upon redeeming $65.0 million of our senior notes in August 2005. At September 30, 2006 and 2005, the weighted average interest rate, including swaps, on our outstanding term debt was 6.35% and 6.08% per annum, respectively.

Other Income, net
Other income, net increased by $0.2 million to $1.6 million in 2006 compared to $1.4 million for the same period in 2005.
Income Taxes
Our provision for income taxes was a $3.9 million net tax expense in 2006 compared to a $1.3 million net tax benefit in 2005. The effective tax rate was 66% and 11% for 2006 and 2005, respectively. During the third quarter of 2006, we completed and filed our 2005 tax return, filed amended returns for 2003 and 2004, and recognized approximately $0.8 million of additional net taxes to adjust our provision to match the returns. During the third quarter of 2005, we recognized $7.2 million of non-cash compensation expense for which we did not receive a tax deduction. Exclusive of these adjustments, our effective tax rate would have been approximately 52% and 36% for 2006 and 2005, respectively.
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
The following summarizes our revenues and operating expenses on a consolidated basis for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	% of Total	2005	% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$64.2	26.9%	$67.1	27.9%
Network access services	51.3	21.5	48.0	20.0
Subsidies	35.0	14.6	40.5	16.9
Long distance services	11.6	4.9	12.3	5.1
Data and internet services	22.5	9.4	19.2	8.0
Other services	24.6	10.3	24.5	10.2

Total Telephone Operations	209.2	87.5	211.6	88.1
Other Operations	29.9	12.5	28.6	11.9

Total operating revenues	239.1	100.0	240.2	100.0

Expenses
Operating expenses
Telephone Operations	115.7	48.4	124.3	51.7
Other Operations	28.0	11.7	25.9	10.8
Depreciation and amortization	50.9	21.3	50.9	21.2

Total operating expenses	194.6	81.4	201.1	83.7

Income from operations	44.5	18.6	39.1	16.3
Interest expense, net	(31.3)	(13.1)	(42.8)	(17.8)
Other income, net	4.3	1.8	5.0	2.1
Income tax expense	(3.7)	(1.5)	(3.7)	(1.5)

Net income (loss)	$13.8	5.8%	$(2.4)	(1.0%)

Revenues
Our revenues decreased by 0.5%, or $1.1 million, to $239.1 million in 2006 from $240.2 million in 2005. Our discussion and analysis of the components of the variance follows:

Telephone Operations Revenues
Local calling services revenues decreased by 4.3%, or $2.9 million, to $64.2 million in 2006 compared to $67.1 million in 2005. The decrease is primarily due to the decline in local access lines as previously discussed above under “Factors Affecting Future Results of Operations.”
Network access services revenues increased by 6.9%, or $3.3 million, to $51.3 million in 2006 compared to $48.0 million in 2005. The increase was primarily driven by increased demand for point-to-point circuits and other network access services.
Subsidies revenues decreased by 13.6%, or $5.5 million, to $35.0 in 2006 compared to $40.5 million during in 2005. The decrease is primarily due to the timing of out of period settlements in 2005 compared to 2006. In 2005 we received $1.6 million in prior period receipts and we refunded $1.8 million in 2006. The remainder of the decrease is attributable to an increase in the national average cost per loop, which resulted in lower subsidies to rural carriers.
Long distance services revenues decreased by 5.7%, or $0.7 million, to $11.6 million in 2006 compared to $12.3 million in 2005. The decrease in long distance revenues was primarily due to a reduction in the average rate per minute. This was driven by general industry trends and the introduction of our unlimited long distance calling plans.
Data and Internet revenues increased by 17.2%, or $3.3 million, to $22.5 million in 2006 compared to $19.2 million in 2005. The revenue increase is due to increased DSL and IPTV penetration. The number of DSL lines in service increased from 36,051 at September 30, 2005 to 49,360 at September 30, 2006. IPTV customers increased from 1,053 at September 30, 2005 to 5,638 at September 30, 2006. These increases were partially offset by erosion of our dial-up Internet base, which decreased from 16,708 subscribers at September 30, 2005 to 11,740 at September 30, 2006.
Other Services revenues increased by 0.4%, or $0.1 million, to $24.6 million in 2006 compared to $24.5 million in 2005.
Other Operations Revenue
Other Operations revenues increased by 4.5%, or $1.3 million, to $29.9 million in 2006 compared to $28.6 million in 2005. Revenues from our Market Response business increased by $1.1 million due to increased sales to existing customers. Our prison systems unit generated increased revenue of $0.7 million for the period from increased minutes of use. These increases were partially offset by a net $0.5 million decrease in revenues associated with our other ancillary operations.
Operating Expenses
Total operating expenses decreased by 3.2%, or $6.5 million, to $194.6 million in 2006 from $201.1 million in 2005.
Telephone Operations Operating Expense
Operating expenses for Telephone Operations decreased by 6.9%, or $8.6 million, to $115.7 million in 2006 compared to $124.3 million in 2005. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in the recognition of a $7.9 million curtailment gain (reduction in operating expenses) in May 2005 and ongoing quarterly savings of approximately $1.0 million. The 2005 results include $7.1 million of non-cash compensation expense compared to $1.8 million in 2006. The 2005 results also include $3.1 million of costs associated with a litigation settlement compared to $0.5 million of settlement costs in 2006 related to a different dispute. During 2006, we realized savings of $2.9 million due to the termination of the professional services agreements with our chairman,

Richard Lumpkin, Providence Equity and Spectrum Equity in connection with our IPO. During 2006 we also benefited $3.1 million from lower integration and severance costs versus 2005 which also contributed to lower overall net operating costs for the remainder of the difference between 2006 and 2005.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 8.1%, or $2.1 million, to $28.0 million in 2006 compared to $25.9 million in 2005. The increase primarily came from increased costs required to support the growth in Market Response and Public Services revenues coupled with inflationary increases in wages and general operating costs associated with our ancillary operations.
Depreciation and Amortization
Depreciation and amortization expense remained constant at $50.9 million for both 2006 and 2005.
Non-Operating Income (Expense)
Interest Expense, net
Interest expense, net decreased by 26.9%, or $11.5 million, to $31.3 million in 2006 compared to $42.8 million in 2005. The decline is primarily due to a redemption premium of $6.3 million and deferred financing cost write-off of $2.3 million, each incurred upon redeeming $65.0 million of our senior notes in August 2005. We also benefited from lower average interest bearing debt during 2006. At September 30, 2006 and 2005, the weighted average interest rate, including swaps, on our outstanding term debt was 6.35% and 6.08% per annum, respectively.
Other Income, net
Other income, net decreased by 14.0%, or $0.7 million, to $4.3 million in 2006 compared to $5.0 million in 2005. During 2005, we recognized $2.8 million in other income from the receipt of key-man life insurance proceeds relating to the passing of a former employee. During 2006, we recognized $4.7 million of investment income compared to $2.3 million in 2005. The increased investment income is primarily the result of increased performance and distributions in 2006 from our investments in cellular partnerships.
Income Taxes
Our provision for income taxes was $3.7 million for both 2006 and 2005. The effective tax rate was 21% and 277% for 2006 and 2005, respectively. During the third quarter of 2006, we completed and filed our 2005 tax return, filed amended returns for 2003 and 2004, and recognized approximately $0.8 million of additional net taxes to adjust our provision to match the returns. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5.2 million. During the third quarter of 2005, we recognized $7.2 million of non-cash compensation expense for which we did not receive a tax deduction. Exclusive of these adjustments, our effective tax rate would have been approximately 46% and 60% for 2006 and 2005, respectively.
Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of September 30, 2006, we had $594.0 million of debt. Our $30.0 million revolving line of credit, however, remains unused. We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, our liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) dividend payments; (iii) capital expenditures; (iv) taxes; (v) incremental costs associated with being a public company, including costs associated with Section 404 of the Sarbanes-Oxley Act; (vi) pension and other post-retirement contributions; (vii) costs to further integrate our Illinois and Texas billing systems; and (viii) certain other costs as summarized above under “Factors Affecting Future Results of Operations — Expenses”. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other cash needs, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
The following table summarizes the Company’s sources and uses of cash for the periods presented:

	Nine Months Ended
	September 30,
	2006	2005
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$59.6	$47.1
Investing activities	(18.5)	(21.6)
Financing activities	(52.5)	(43.9)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. Cash provided by operating activities was $59.6 million for the nine months ended September 30, 2006. Net income adjusted for non-cash charges generated $68.1 million of operating cash. Partially offsetting the cash generated was increased working capital usage. Accounts receivable used $5.2 million, including $3.7 million to cover our normal bad debt experience and $1.5 million to cover increased accounts receivable primarily due to timing of when our telephone directories are published and billed. In addition, we experienced a $1.4 million increase in prepaids and other assets due primarily to the timing of several of our directory business publications. We also experienced a $1.3 million net decline in accounts payable, accrued expenses and other liabilities as a result of differences in the timing of the payment of interest, taxes, capital expenditures and other routine vendor and employee obligations.
Investing Activities
For the nine months ending September 30, 2006, we used $25.0 million for capital expenditures. We expect our capital expenditures for the remainder of 2006 will total approximately $8.0 million, which will continue to be used primarily to expand our DSL and IPTV capabilities as well as to maintain and upgrade our network. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending on it beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all.
During September 2006, we received $0.6 million in proceeds from the sale of idle land, and during April 2006, we received $5.9 million in proceeds from the liquidation of our investment in Rural Telephone Bank.
Financing Activities
For the nine months ended September 30, 2006, we paid $34.6 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2007, but only if and to the extent declared by our board of directors and subject to various restrictions on our ability to do so. Our dividend policy is outlined in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under Part II, Item 5, under the section entitled “Dividend Policy and Restrictions” which is incorporated herein by reference.

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
Debt
The following table summarizes our indebtedness as of September 30, 2006:

	Balance	Maturity Date	Rate (1)
	(in millions)
Revolving credit facility	$—	April 14, 2010	LIBOR + 2.00%
Term loan D	464.0	October 14, 2011	LIBOR + 2.00%
Senior notes	130.0	April 1, 2012	9.75%

(1)	As of September 30, 2006, the 90-day LIBOR rate was 5.37%
Credit Facilities
As of September 30, 2006, we had $464.0 million of term D loans outstanding under our credit facilities, which matures on October 14, 2011. In addition, our credit facilities provide for a $30.0 million revolving credit facility, maturing on April 14, 2010. As of September 30, 2006, we had no borrowings outstanding under the revolving credit facility.
Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of September 30, 2006, the applicable margin for interest rates on LIBOR based loans under both on LIBOR based term D loans and the revolving credit facility was 2.0%. At September 30, 2006 and 2005, the weighted average interest rate, including swaps, on our term debt was 6.35% and 6.08% per annum, respectively.
On July 28, 2006, we entered into Amendment No. 4 to the credit agreement governing our credit facilities which provides for, among other things, the following: (1) an increase in the size of the term D loan available by up to $45 million (subject to certain adjustments); (2) an increase in the applicable margin on the entire amount of term D loans outstanding from 175 basis points to 200 basis points; (3) an amendment to the definition of “cumulative available cash” to exclude the impact of our repurchase of shares of our common stock pursuant to the Stock Repurchase Agreement, dated July 13, 2006, by and among us and Providence Equity Partners IV L.P. and Providence Equity Operating Partners IV L.P. (the “Share Repurchase”); (4) an amendment to the definition of “consolidated EBITDA” to add back certain one-time expenses related to the Share Repurchase, severance, billing integration and compliance with the Sarbanes-Oxley Act of 2002; and (5) a reduction by $1.5 million of the quarterly amount of restricted payments (as defined in the credit agreement) that we may pay out of cumulative available cash without triggering mandatory loan prepayments.
Derivative Instruments
We maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2006, we had interest rate swap agreements covering $355.6 million in aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.0% to 4.8%. The swap agreements expire on December 31, 2006, May 19, 2007 and September 30, 2011. On July 11, 2006, we executed $50.0 million notional amount of floating fixed interest rate swap arrangements, which will become effective December 29, 2006, to replace the $50.0 million of existing swap arrangements that expire on December 31, 2006. The new agreement carries a rate of 5.5% and expires on December 31, 2008.

Senior Notes
As of September 30, 2006, we had $130.0 million in aggregate principal amount of senior notes outstanding. The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our and our restricted subsidiaries’ ability to: incur debt and issue preferred stock; engage in business other than telecommunication businesses; make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock); enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us; enter into liens; effect a change of control without making an offer to purchase the senior notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in transactions with affiliates; and consolidate or merge.
Covenant Compliance
Our credit agreement restricts our ability to pay dividends. During the quarter ended September 30, 2006, we generated $15.2 million of available cash (as such term is defined in our credit agreement) and paid $11.5 million of dividends leaving us with cumulative available cash (as such term is defined in our credit agreement) to pay dividends of $44.2 million as of September 30, 2006 based on the restricted payments covenant contained in our credit agreement. We are also restricted from paying dividends under the indenture governing our senior notes. However, the indenture is less restrictive than our credit agreement. That is because the restricted payments covenant in our credit agreement allows a lower amount of dividends to be paid from the borrowers (Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc.) to CCHI than the comparable covenant in the indenture (referred to as the build-up amount) permits CCHI to pay to its stockholders. However, the amount of dividends CCHI will be able to pay under the indenture in the future will be based, in part, on the amount of cash distributed by the borrowers under the credit agreement to CCHI.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:
•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00, or

•	our fixed charge coverage ratio as of the end of any fiscal quarter, is not (x) after January 1, 2006 and on or prior to December 31, 2006, at least 2.00 to 1.00 and (y) after January 1, 2007, at least 1.75 to 1.00.
As of September 30, 2006, we were in compliance with our debt covenants. The table below presents our ratios as of September 30, 2006:

Total net leverage ratio	4.14 to 1.00
Senior secured leverage ratio	3.32 to 1.00
Fixed charge coverage ratio	3.08 to 1.00
The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are incorporated by reference as indicated in the exhibit index to this report.
Capital Requirements
We expect our capital expenditures for the remainder of 2006 will total approximately $8.0 million, which will continue to be used primarily to expand our DSL and IPTV capabilities as well as to maintain and upgrade our network. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending on it beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all.

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
Surety Bonds
In the ordinary course of business, we enter into surety, performance and similar bonds. As of September 30, 2006, we had approximately $2.1 million of these bonds outstanding.
Table of Contractual Obligations and Commitments
As of September 30, 2006, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)
Long-term debt (a)	$594.0	$—	$—	$—	$—	$—	$594.0
Operating leases	11.2	0.9	2.8	2.0	1.7	1.7	2.1
Pension and other post retirement obligations (b)	54.1	0.8	6.0	6.2	6.4	6.8	27.9

	$659.3	$1.7	$8.8	$8.2	$8.1	$8.5	$624.0

(a)	Long-term debt consists of loans outstanding under our credit facilities and our senior notes. The credit facilities consist of a $464.0 million term loan D maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn at September 30, 2006. Interest payments are not included in these amounts.

(b)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through September 30, 2006. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefits payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the effect that the adoption of SFAS 155 will have on our financial condition or results of operations but do not expect it will have a material impact.
In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are required to adopt SFAS 157 effective January 1, 2008 and are currently evaluating the impact of adopting SFAS 157 on our future results of operations and financial condition.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We are required to adopt SFAS 158 effective as December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of our fiscal year end is required to be effective as of December 31, 2008. We are currently evaluating the impact of adopting SFAS 158 on our future results of operations and financial condition.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 on our future results of operations and financial condition upon its adoption on January 1, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and does not assume changes in our capital structure. As of September 30, 2006, approximately 81.8% of our long-term obligations were fixed rate and approximately 18.2% were variable rate obligations not subject to interest rate swap agreements.
As of September 30, 2006, we had $464.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On September 30, 2006, we had interest rate swap agreements covering $355.6 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.0% to 4.8% and expiring on December 31, 2006, May 19, 2007 and September 30, 2011. As of September 30, 2006, we had $108.4 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2006 through September 30, 2006, interest expense would have increased by approximately $0.2 million for the period. As of September 30, 2006 the fair value of interest rate swap agreements amounted to an asset of approximately $3.8 million.
As of September 30, 2006, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $137.5 million based on the overall weighted average interest rate of our fixed rate long-term debt obligations of 9.75% and an overall weighted maturity of 5.5 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in an approximately $2.7 million decrease in the fair market value of our fixed-rate long-term debt.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We currently and from time to time, are subject to claims and regulatory proceedings arising in the ordinary course of business. However, we are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operation or financial condition.
In September 2006, we incurred $0.5 million of charges to settle a dispute over the termination of a 2001 lease on an office building no longer utilized by the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number of	Average price paid	as part of publically	yet be purchased
Purchase period	shares purchased	per share	announced plans	under the plans
July 28, 2006	3,782,379	$15.00	Not applicable	Not applicable
Item 6. Exhibits
See the Exhibit Index following the signature page of this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)
Date: November 8, 2006	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Steven L. Childers
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
10.3*	Amendment No. 2, dated as of June 3, 2005, to the (i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004 and (ii) the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, as amended on April 22, 2005, among Homebase Acquisition, LLC, Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc.
10.4***	Amendment No. 3, dated as of November 25, 2005, to the (i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004, (ii) the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended on April 22, 2005 and as further amended June 3, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein as Citicorp North America, Inc.
10.5*	Form of Amended and Restated Pledge Agreement, dated as of April 14, 2004, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors named therein and Citicorp North America, Inc., as Collateral Agent

Exhibit
Number	Description
10.6*	Form of Amended and Restated Security Agreement, dated as of April 14, 2004, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors name therein and Citicorp North America, Inc., as Collateral Agent
10.7*	Form of Amended and Restated Guarantee Agreement, dated as of April 14, 2004, among Consolidated Communications Holdings, Inc., Consolidated Communications Acquisition Texas, each subsidiary of each of Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc. signatory thereto and Citicorp North America, Inc., as Administrative Agent
10.8*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Consolidated Market Response, Inc.
10.9*	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company
10.10*	Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company
10.11*	Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002
10.12*	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan
10.13*	Form of 2005 Long-term Incentive Plan
10.14^	Stock Repurchase Agreement, dated July 13, 2006, by and among Consolidated Communications Holdings, Inc., Providence Equity Partners IV L.P. and Providence Equity Operating Partners IV L.P.
10.15^^	Amendment No. 4, dated as of July 28, 2006, to the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended as of April 22, 2005, June 3, 2005 and November 25, 2005, among the Company, Consolidated Communications Inc. and Consolidated Communications Acquisition Texas, Inc., as borrowers, the lenders referred to therein and Citicorp North America, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-121086).

**	Incorporated by reference from the Current Report on Form 8-K filed on August 2, 2005.

***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

^	Incorporated by reference from the Current Report on Form 8-K filed on July 17, 2006.

^^	Incorporated by reference from the Current Report on Form 8-K filed on August 2, 2006.