Form 10-K
period 2006-12-31
Consolidated Communications Holdings, Inc.
filed 2007-03-09
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51466
CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0636095 (I.R.S. Employer Identification No.)
121 South 17th Street
Mattoon, Illinois 61938-3987
(Address of principal executive offices)
Registrant’s telephone number, including area code: (217) 235-3311
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $0.01 par value per share	(Name of each exchange on which registered) NASDAQ Global Market
Securities registered pursuant to Section12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 5, 2007 was 26,001,872. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2006 was approximately $495,388,591, computed by reference to the closing sales price of such common stock on The NASDAQ Global Market as of June 30, 2006. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant’s proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 8, 2007.

Acronyms Used in this Annual Report on Form 10-K

APB	Accounting Principals Board
ARPU	Average revenue per user
COSO	Committee of Sponsoring Organization of the Treadway Commission
DGCL	Delaware general corporation law
DSL	Digital subscriber line
DSLAMs	Digital subscriber line access multiplexers
EBITDA	Earnings before interest, taxes, depreciation and amortization
ETCs	Eligible telecommunications carriers
ETFL	East Texas Fiber Line, Inc.
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FIN	Financial interpretation number
FTC	Federal Trade Commission
ICC	Illinois Commerce Commission
ICTC	Illinois Consolidated Telephone Company
ILEC	Independent local exchange carrier
IP	Internet protocol
IPO	Initial public offering
IPTV	Internet protocol digital television
LIBOR	London interbank offer rate
MD&A	Management discussion & analysis
NECA	National Exchange Carrier Association
NOC	Network operations center
NOL	Net operating loss
PUCT	Public Utility Commission of Texas
PURA	Public utilities regulatory act
RBOC	Regional bell operating company
RLEC	Rural local exchange carrier
SAB	Staff accounting bulletin
SFAS	Statement of financial accounting standards
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123	SFAS No. 123, “Accounting for Stock Based Compensation”
SFAS 123R	SFAS No. 123 revised, “Share Based Payment”
SFAS 133	SFAS No. 133, “Accounting for Derivitive Instruments and Hedging Activity”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 155	SFAS No. 155, “Accounting for Certain Hybrid Instruments”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SKL	SKL Investment Group, LLC
SPCOA	Service provider certificate of operating authority
TXUCV	TXU Communications Ventures Company
UNEP	Unbundled network element platform
VOIP	Voice over internet protocol

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

PART I
Item 1. Business
“Consolidated Communications” or the “Company” refers to Consolidated Communications Holdings, Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “our,” or “us,” they refer to the Company and its subsidiaries unless the context otherwise requires.
Website Access to Securities and Exchange Commission Reports
The Company’s Internet website can be found at www.consolidated.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission.
Overview
Consolidated Communications is an established rural local exchange telephone company that provides communications services to residential and business customers in Illinois and Texas. We offer a wide range of telecommunications services, including local and long distance service, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing. In addition, we operate a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services.
We are the 15th largest local telephone company in the United States. As of December 31, 2006, we had approximately 233,689 local access lines, 52,732 high-speed Internet subscribers (which we refer to as digital subscriber lines, or DSL) and 6,954 Internet Protocol digital television (or IPTV) subscribers.
For the years ended December 31, 2006 and 2005, we had $320.8 million and $321.4 million of revenues, respectively. In addition, we generated net income of $13.3 million for the year ended December 31, 2006 and had a net loss of $4.5 million for 2005. As of December 31, 2006, we had $594.0 million of total long-term debt, an accumulated deficit of $87.4 million and stockholders’ equity of $115.0 million.
History of the Company
Founded in 1894 as the Mattoon Telephone Company by the great-grandfather of our Chairman, Richard A. Lumpkin, we began as one of the nation’s first independent telephone companies. After several subsequent acquisitions, the Mattoon Telephone Company was incorporated as Illinois Consolidated Telephone Company, or ICTC, on April 10, 1924. On September 24, 1997, McLeodUSA acquired ICTC and all related businesses from the Lumpkin family.
In December 2002, Mr. Lumpkin and two private equity firms, Spectrum Equity and Providence Equity, purchased the capital stock and assets of ICTC and several related businesses back from McLeodUSA.
On April 14, 2004, we acquired TXU Communications Ventures Company, or TXUCV, from TXU Corporation. TXUCV owned rural telephone operations in Lufkin, Conroe, and Katy, Texas, which through its predecessor companies had been operating in those markets for over 90 years. This acquisition approximately tripled the size of the Company.
On July 27, 2005, we completed the initial public offering, or IPO, of our common stock. Concurrent with the IPO, Spectrum Equity sold its entire investment and Providence Equity sold 50 percent of its investment in Consolidated Communications. On July 28, 2006, the Company repurchased the remaining shares owned by Providence Equity.

Our Strengths
Stable Local Telephone Business
We are the incumbent local telephone company in the rural communities we serve, and demand for local telephone services from our residential and business customers has been stable despite changing economic conditions. We operate in a favorable regulatory environment, and competition in our markets is limited. As a result of these favorable characteristics, the cash flow generated by our local telephone business is relatively consistent from year to year. Our long-standing relationship with our local telephone customers provides us with an opportunity to pursue increased revenue per access line by selling additional services to existing customers through a bundling strategy, such as our triple play offering of local voice service, DSL and IPTV.
Attractive Markets and Limited Competition
The geographic areas in which our rural telephone companies operate are characterized by a balanced mix of stable, insular territories in which we have limited competition and growing suburban areas. Historically, we have had limited competition for basic voice services from wireless carriers and non-facilities based providers using Voice Over Internet Protocol, or VOIP. Cable providers have also started offering a voice product. As of December 31, 2006, Mediacom is the only cable operator to have launched a voice product in our markets, by our estimate overlapping approximately 15% of our total access lines.
Our Lufkin, Texas and central Illinois markets have experienced only nominal population growth over the past decade. As of December 31, 2006, 121,554, or approximately 52.0%, of our local access lines were located in these markets. We have experienced limited competition in these markets because the low customer density and high residential component have discouraged the significant capital investment required to offer service over a competing network.
Our Conroe, Texas and Katy, Texas markets are suburban areas located on the outskirts of the Houston metropolitan area. As of December 31, 2006, 112,135, or approximately 48.0%, of our local access lines were located in these markets. They have experienced above-average population and business employment growth over the past decade as compared to Texas and the United States as a whole. According to the most recent census, the median household income in the primary county in our Conroe market was over $50,000 per year and in our Katy market was over $60,000 per year, both significantly higher than the median household income in Texas of $39,927 per year.
Technologically Advanced Network
We have invested significantly over the last several years in building a technologically advanced network capable of delivering a broad array of reliable, high quality voice and data and video services to our customers on a cost-effective basis. For example, approximately 92% of our total local access lines were DSL-capable as of December 31, 2006. Of our DSL capable lines, approximately 80% are capable of speeds of 6 mega bits per second (Mbps) or greater. This is made possible by leveraging our Internet Protocol, or IP, backbone network in Illinois and Texas. We believe this IP network will position us with a lower cost, better quality and flexible platform that will enable the development and delivery of new broadband applications to our customers. The service options we are able to provide over our existing network allow us to generate additional revenues per customer. For example, other than the provision of success-based set-top boxes for subscribers, we believe our current network is capable of supporting increased IPTV subscribers with limited additional network preparation.
Broad Service Offerings and Bundling of Services
We offer our residential and business customers a single point of contact for access to a broad array of voice, data, and video services. We provide local and long distance service, multiple speeds or tiers of DSL service and a robust IPTV video offering with over 200 all digital channels. We also offer custom calling services, carrier access services, network capacity services and directory publishing.

We generate additional revenues per customer by bundling services. Bundling enables us to provide a more complete package of services to our customers, which increases our average revenue per user, or ARPU, while adding additional value for the consumer. We also believe the bundling of services results in increased customer loyalty and higher customer retention. As of December 31, 2006, we had 43,175 customers who subscribed to service bundles that included local service, custom calling features, DSL and IPTV. Collectively, this represents an increase of approximately 17.9 % over the number of customers who subscribed to service bundles as of December 31, 2005.
Favorable Regulatory Environment
We benefit from federal and Texas state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas, which is also referred to as universal service. For the year ended December 31, 2006 we received $28.1 million in payments from the federal universal service fund and $19.5 million from the Texas universal service fund. In the aggregate, these payments comprised 14.8 % of our revenues for the year ended December 31, 2006. For the year ended December 31, 2005, we received $33.3 million from the federal universal service fund and $20.6 million from the Texas universal service fund. In the aggregate, these payments comprised 16.8% of revenues for the year ended December 31, 2005. In 2006 our subsidies included a net refund of $1.3 million from us back to the universal service funds for prior periods, and in 2005 our subsidies included a net recovery of $1.7 million in subsidy payments from the universal service funds to us for prior periods.
Experienced Management Team with Proven Track Record
With an average of over 20 years of experience in both regulated and non-regulated telecommunications businesses, our management team has demonstrated the ability to deliver profitable growth while providing high levels of customer satisfaction. Specifically, our management team has:
•	particular expertise in providing superior quality services to rural customers in a regulated environment;

•	a proven track record of successful business integrations and acquisitions, including the integration of ICTC and several related businesses into McLeodUSA in 1997, the acquisition of ICTC in 2002 and the TXUCV acquisition and related integration in 2004 and 2005; and

•	a proven track record of launching and growing of new services, such as DSL and IPTV, along with complementary services, such as operator, telemarketing and order fulfillment services and directory publishing.
Business Strategy
Increase Revenues Per Customer
We continue to focus on increasing our revenues per customer, primarily by improving our DSL and IPTV market penetration, increasing the sale of other value-added services and encouraging customers to take advantage of our service bundles. We believe that our strategy enables us to provide a more complete package of services to our customers and increase our ARPU, while improving the value for the customer.
Over the last two years we have expanded our service bundle with the introduction of IPTV in selected Illinois and Texas markets. Having made the necessary upgrades to our network and purchased programming content, we introduced IPTV in 2005 in Illinois and began a controlled launch in Texas in August 2006. The product is currently available in our Conroe and Katy markets in Texas. We have been marketing our “triple play” bundle, which includes local voice, DSL and IPTV services. As of December 31, 2006, over 90% of the customers that have subscribed to our video service have taken our triple play offering. In total, we had 6,954 video subscribers and passed approximately 90,000 homes at year-end 2006.

Improve Operating Efficiency
Since acquiring our Illinois operations in December 2002 and our Texas operations in April 2004, we have made significant operating and management improvements. We have centralized many of our business and back office operations into one functional organization with common work groups, processes and systems. By providing these centrally managed resources, we have allowed our management and customer service functions to focus on the business and to better serve our customers in a cost-effective manner.
Maintain Capital Expenditure Discipline
We have successfully managed our capital expenditures in order to optimize our returns, while allocating resources to maintain and upgrade our network and enable new service delivery. This was demonstrated by the completion of the IP network in both states and the subsequent rollout of IPTV service. By upgrading the network to an IP based architecture we were able to provide not only a more efficient network, but one that is capable of offering new services such as IPTV.
Pursue Selective Acquisitions
We intend to pursue a disciplined process of selective acquisitions of access lines or operating companies. Our acquisition criteria include:
•	attractiveness of the markets;

•	quality of the network;

•	our ability to integrate the acquired company efficiently;

•	potential operating synergies; and

•	cash flow accretive from day one.
Source of Revenues
The following chart summarizes our primary sources of revenues for the last two years:

	Year Ended December 31,
	2006		2005
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$85.1	26.6%	$88.2	27.4%
Network access services	68.1	21.2	64.4	20.0
Subsidies	47.6	14.8	53.9	16.8
Long distance services	15.2	4.7	16.3	5.1
Data and internet services	30.9	9.6	25.8	8.0
Other services	33.5	10.5	33.7	10.5

Total Telephone Operations	280.4	87.4	282.3	87.8
Other Operations	40.4	12.6	39.1	12.2

Total operating revenues	$320.8	100.0	$321.4	100.0

Telephone Operations
Our Telephone Operations segment consists of local calling services, network access services, subsidies, long distance services, data and internet services, and other services. As of December 31, 2006, our Telephone Operations segment had approximately:
•	233,689 local access lines in service, of which approximately 66% served residential customers and 34% served business customers;

•	148,181 total long distance lines, including 130,741 lines from within our service areas, which represented 56.0% penetration of our local access lines;

•	52,732 DSL lines, which represented approximately 35.0% penetration of our primary residential access lines. Approximately 92% of our total local access lines are DSL-capable;

•	6,954 IPTV subscribers; and

•	11,942 dial-up Internet customers
Our Telephone Operations segment generated approximately $82.9 million and $76.9 million of cash flows from operating activities for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, our Telephone Operations had total assets of approximately $865.2 million.
Local calling services include dial tone and local calling services. We generally charge residential and business customers a fixed monthly rate for access to the network and for originating and receiving telephone calls within their local calling area. Custom calling features consist of caller name and number identification, call forwarding and call waiting. Value added services consist of teleconferencing and voicemail. For custom calling features and value added services, we usually charge a flat monthly fee, which varies depending on the type of service. In addition, we offer local private lines providing direct connections between two or more local locations primarily to business customers at flat monthly rates. In our Texas markets we offer small businesses a hosted VOIP solution that delivers local, long distance, calling features, internet handsets and unified messaging all in an attractive bundle.
Network access services allow the origination or termination of calls in our service area for which we charge long distance or other carriers network access charges, which are regulated. Network access fees also apply to private lines provisioned between a customer in our service areas and a location outside of our service areas. Included in this category are subscriber line charges, local number portability and universal services surcharges paid by the end user.
We record the details of the long distance and private line calls through our carrier access billing system and bill the applicable carrier on a monthly basis. The network access charge rates for intrastate long distance calls and private lines within Illinois and Texas are regulated and approved by the Illinois Commerce Commission, or ICC, and the Public Utility Commission of Texas, or PUCT, respectively, whereas the access charge rates for interstate long distance calls and private lines are regulated and approved by the Federal Communications Commission, or FCC.
Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas. The subsidies are allocated and distributed to us from funds to which telecommunications providers, including local, long distance and wireless carriers, must contribute on a monthly basis. Funds are distributed to us on a monthly basis based upon our costs for providing local service in our two service territories. In Illinois we receive federal but not state subsidies, while in Texas we receive both federal and state subsidies.
Long distance services include services provided to subscribers to our long distance plans to originate calls that terminate outside the caller’s local calling area. We offer a variety of plans and charge our subscribers a combination of subscription and usage fees.

Data and Internet services include revenues from non-local private lines and the provision of access to the Internet by DSL, T-1 lines and dial-up access and IPTV. We also offer a variety of data connectivity services, including Asynchronous Transfer Mode and gigabit Ethernet products and frame relay networks. Frame relay networks are public data networks commonly used for local area network to local area network communications as an alternative to private line data communications. In addition, we launched IPTV in selected Illinois markets in 2005 and selected Texas markets in August 2006.
Other Services within our Telephone Operations segment include revenues from telephone directory publishing, wholesale transport services on a fiber optic network in Texas, billing and collection services, inside wiring service and maintenance. It also includes our limited partnership interests in the following two cellular partnerships:
•	GTE Mobilnet of South Texas, which serves the greater Houston metropolitan area. We own approximately 2.3% of this partnership. Because of our minor ownership interest and our inability to influence the operations of this partnership, we account for this investment using the cost basis. As a result, income is recognized only on cash distributions paid to us up to our proportionate earnings in the partnership. We recognized income on cash distributions of $4.0 million and $0.8 million from this partnership for the years ended December 31, 2006 and 2005, respectively.

•	GTE Mobilnet of Texas RSA #17, which serves areas in and around Conroe, Texas. We own approximately 17.0% of the equity of this partnership. Because of our ownership interest in this partnership, we account for this investment under the equity method. As a result, we recognize income based on the proportion of the earnings generated by the partnership that would be allocated to us. Cash distributions are recorded as a reduction in our investment amount. For the year ended December 31, 2006, we recognized income of $2.8 million and received cash distributions of $1.0 million from this partnership. In 2005, we recognized income of $1.8 million and received cash distributions of $0.3 million from this partnership.
San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both partnerships.
Other Operations
Our Other Operations segment consists of complementary businesses including Public Services, Business Systems, Market Response, Operator Services and Mobile Services. Public Services provides local and long distance service and automated calling service for correctional facilities. Business Systems sells and installs telecommunications equipment, such as key and private branch exchange telephone systems to residential and business customers. Market Response provides telemarketing and order fulfillment services. Operator Services offers both live and automated local and long distance operator services and national directory assistance on a wholesale and retail basis. Mobile Services provides one-way messaging service to residential and business customers and includes revenues from our Illinois cellular agency operations.
Our Other Operations segment generated approximately $1.7 million and $2.4 million of cash flows from operating activities for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, our Other Operations had total assets of approximately $24.4 million.
Customers and Markets
Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas in an approximately 2,681 square mile area primarily in five central Illinois counties: Coles; Christian; Montgomery; Effingham; and Shelby. An exchange is a geographic area established for administration and pricing of telecommunications services. We are the incumbent provider of basic telephone services within these exchanges, with approximately 79,014 local access lines, or approximately 29 lines per square mile, as of December 31, 2006. Approximately 62% of our local access lines serve residential customers and the remainder serve business customers. Our business customers are predominantly small retail, commercial, light manufacturing and service industry accounts, as well as universities and hospitals.

Our 21 exchanges in Texas serve three principal geographic markets: Lufkin, Conroe, and Katy, Texas in an approximately 2,054 square mile area. Lufkin is located in east Texas and Conroe and Katy are located in the suburbs of Houston and adjacent rural areas. We are the incumbent provider of basic telephone services within these exchanges, with approximately 154,675 local access lines, or approximately 75 lines per square mile, as of December 31, 2006. Approximately 69% of our Texas local access lines served residential customers and the remainder served business customers. Our Texas business customers are predominately manufacturing and retail industries accounts, and our largest business customers are hospitals, local governments and school districts.
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
Sales and Marketing
Telephone Operations
The key components of our overall marketing strategy in our Telephone Operations segment include the following:
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
Our sales strategy is focused on increasing DSL and IPTV service penetration in all of our service areas, cross-selling our services, developing additional services to maximize revenues and increase ARPU, and increasing customer loyalty through superior customer service, local presence and motivated service employees.
Our Telephone Operations segment currently has three sales channels: call centers, communication centers and commissioned sales people. Our customer service call centers serve as the primary sales channels for residential and business customers with one or two phone lines, whereas commissioned sales representatives provide customized proposals to larger business customers. In 2006, we formed a new team of commissioned sales people, our “Feet on the Street” team. This team canvasses our territory offering residential customers our full suite of products, leading with our triple-play bundled offering of voice, DSL and IPTV services. Beyond the strong sales point of contact, this sales channel also helps us to identify and address customer service issues, if any, on a proactive face to face basis. Our customers can also visit one of our eight communications centers for their various communications needs, including new telephone, Internet service and IPTV purchases. We believe that communication centers have helped decrease our customers’ late payments and bad debt due to their ability to pay their bills easily at these centers. Our Telephone Operations’ sales efforts are supported by direct mail, bill inserts, newspaper advertising, public relations activities, sponsorship of community events and website promotions.
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
Over the past two years we successfully migrated most of the key business processes of our Illinois and Texas telephone operations onto single, company-wide systems and platforms including common network provisioning, network management, workforce management systems and financial systems. Our final project, Phase Three of billing integration, is scheduled to be completed during the second half of 2007. Phase Three involves the upgrade of our telephone billing system in Illinois to our latest version of our core billing software utilized by the rest of telephone operations. Our core operating systems and hardware platform provide for significant scalability.
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
A single engineering team is responsible for the overall architecture and interoperability of the various elements in the combined network of our Illinois and Texas telephone operations. Our network operations center, or NOC, in Lufkin, TX, monitors the performance of our communications network at a system level, 24 hours per day, 365 days per year. This center is connected to our customer facing NOC in Mattoon, Illinois which deals with customer specific issues and together they function as one organization. We believe these NOCs allow our Illinois and Texas Telephone Operations to maintain high network performance standards, using common network systems and platforms, which allows us to efficiently handle weekend and after-hours coverage between markets and more efficiently allocate personnel to manage fluctuations in our workload volumes.

Our network is supported by advanced 100% digital switches, with a fiber network connecting 54 of our 56 exchanges. These switches provide all of our local telephone customers with access to custom calling features, value-added services and dial-up Internet access. We have four additional switches: one which supports feature rich Voice Over Internet Protocol known as VOIP, two dedicated to long distance service and one which supports our Public Services and Operator Services businesses. In addition, approximately 92% of our total local access lines are served by exchanges or carriers equipped with digital subscriber line access multiplexers, or DSLAMs, and are within distance limitations for providing DSL service. DSLAMs are devices designed to separate voice-frequency signals from DSL traffic.
We commenced the network improvements needed to support the introduction of our IPTV service, which is functionally similar to a digital cable television offering in our Illinois markets in 2003 and in our Texas markets in 2005. We have since completed the initial capital investments including associated IP backbone projects and developed the content relationships necessary to provide these services and introduced IPTV in selected Illinois markets in 2005 and selected Texas markets in August 2006. Other than the provision of success-based set-top boxes to subscribers, we do not anticipate having to make any material capital upgrades to our network infrastructure in connection with our expansion of IPTV in these markets. As of December 31, 2006, IPTV was available to approximately 90,000 homes in our markets. Our IPTV subscriber base has grown from 2,146 as of December 31, 2005 to 6,954 as of December 31, 2006.
In Texas we operate a transport network which consists of approximately 2,500 route-miles of fiber optic cable. Approximately 54% of this network consists of cable sheath owned by us, either directly or through our majority-owned subsidiary East Texas Fiber Line Incorporated and a partnership partly owned by us, Fort Bend Fibernet. For most of the remaining route-miles of the network, we purchased strands on third-party fiber networks pursuant to contracts commonly known as indefeasible rights of use. In limited cases, we also lease capacity on third-party fiber networks to complete routes, in addition to these fiber routes. These assets also support our IPTV video product in Texas as well as our Texas transport services business.
Employees
As of December 31, 2006, we had a total of 1,123 employees, of which 1,021 were full-time and 102 were part-time. Approximately 374 of the employees located in Illinois are represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement that was renewed on November 15, 2005 for a period of three years. Approximately 188 of the employees located in Texas are represented by the Communications Workers of America under a collective bargaining agreement that was renewed on November 4, 2004 for a period of three years. We believe that management currently has a good relationship with our employees.
Competition
Local Telephone Market
In general, telecommunications service in rural areas is more costly to provide than service in urban areas because the lower customer density necessitates higher capital expenditures on a per customer basis. As a result, it is generally not economically viable for competitors to overbuild in rural territories. Despite the barriers to entry for voice services, rural telephone companies face some competition for voice services from new market entrants, such as cable providers, wireless providers and competitive telephone companies. Cable providers are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, data and video communications. Competitive telephone companies are competitors that have been granted permission by a state regulatory commission to offer local telephone service in an area already served by a local telephone company. Electric utility companies have existing assets and low cost access to capital that may allow them to enter a market rapidly and accelerate network development.

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
Currently Mediacom, which serves the eastern portion of our Illinois service territory, is providing competition for basic voice services with its VOIP offering. We estimate that Mediacom overlaps approximately 15% of our total access lines. The major cable television supplier in the western portion of our Illinois territory is Charter Communications. Our Texas properties face video and DSL competition from Comcast and Suddenlink. While Mediacom is the only cable provider offering a competitive voice offering in our service area, we are preparing for the launch of voice products by the other cable providers in our service area.
Wireless Service
Rural telephone companies face competition for voice services from wireless carriers. However, rural telephone companies usually face less wireless competition than non-rural providers of voice services because wireless networks in rural areas are generally less developed than in urban areas. Our service areas in Conroe and Katy, Texas are exceptions to this general rule due to their proximity to Houston and, as a result, are facing increased competition from wireless service providers. Although we do not believe that wireless technology represents a significant threat to our rural telephone companies in the near term, we expect to face increased competition from wireless carriers as technology, wireless network capacity and economies of scale improve, wireless service prices continue to decline and subscribers continue to increase.
Internet Service
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
Long Distance Service
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
Overview
The telecommunications industry in which we operate is subject to extensive federal, state and local regulation. Pursuant to the Telecommunications Act, federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and the preservation and advancement of widely available, quality telephone service at affordable prices. At the federal level, the Federal Communications Commission, or FCC, generally exercises jurisdiction over facilities and services of local exchange carriers, such as our rural telephone companies, to the extent they are used to provide, originate or terminate interstate or international communications. State regulatory commissions, such as the ICC and the PUCT, generally exercise jurisdiction over these facilities and services to the extent they are used to provide, originate or terminate intrastate communications. In particular, state regulatory agencies have substantial oversight over interconnection and network access by competitors of our rural telephone companies. In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks.
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
Access Charges
A significant portion of our rural telephone companies’ revenues come from network access charges paid by long distance and other carriers for originating or terminating calls within our rural telephone companies’ service areas. The amount of network access charge revenues our rural telephone companies receive is based on rates set by federal and state regulatory commissions, and these rates are subject to change at any time. The FCC regulates the prices our rural telephone companies may charge for the use of our local telephone facilities in originating or terminating interstate and international transmissions. The FCC has structured these prices as a combination of flat monthly charges paid by the end-users and usage sensitive charges or flat monthly rate charges paid by long distance or other carriers. Intrastate network access charges are regulated by state commissions, which in our case are the ICC and the PUCT. Our Illinois rural telephone company’s intrastate network access charges currently mirror interstate network access charges for all but one element, local switching. In contrast, in accordance with the regulatory regime in Texas, our Texas rural telephone companies currently charge significantly higher intrastate network access charges than interstate network access charges.

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
The FCC’s 2001 access reform order had a negative impact on the intrastate network access revenues of our Illinois rural telephone company. Under Illinois network access regulations, our Illinois rural telephone company’s intrastate network access rates mirror interstate network access rates. Illinois, however, unlike the federal system, does not provide an explicit subsidy in the form of a universal service fund. Therefore, while subsidies from the federal universal service fund offset Illinois Telephone Operations’ decrease in revenues resulting from the reduction in interstate network access rates, there was not a corresponding offset for the decrease in revenues from the reduction in intrastate network access rates. In Texas, because the intrastate network access rate regime applicable to our Texas rural telephone companies does not mirror the FCC regime, the impact of the reforms was revenue neutral. The PUCT is continuing to investigate possible changes to the structure for intrastate access charges and the Texas legislature is expected to consider potential changes to rates during the legislative session beginning in January, 2007.
In recent years, long distance carriers and other such carriers have become more aggressive in disputing interstate access charge rates set by the FCC and the applicability of access charges to their telecommunications traffic. We believe that these disputes have increased in part due to advances in technology which have rendered the identity and jurisdiction of traffic more difficult to ascertain and which have afforded carriers an increased opportunity to assert regulatory distinctions and claims to lower access costs for their traffic. For example in September 2003, Vonage Holdings Corporation filed a petition with the FCC to preempt an order of the Minnesota Public Utilities Commission which had issued an order requiring Vonage to comply with the Minnesota Commission’s order. The FCC determined that Vonage’s VOIP service was such that it was impossible to divide it into interstate and intrastate components without negating federal rules and policies. Accordingly, the FCC found it was an interstate service not subject to traditional state telephone regulation. While the FCC order did not specifically address the issue of the application of intrastate access charges to Vonage’s VOIP service, the fact that the service was found to be solely interstate raises that concern. We cannot predict what other actions that other long distance carriers may take before the FCC or with their local exchange carriers, including our rural telephone companies, to challenge the applicability of access charges. To date, no long distance or other carrier has made a claim to us contesting the applicability of network access charges billed by our rural telephone companies. We cannot assure you, however, that long distance or other carriers will not make such claims to us in the future nor, if such a claim is made, can we predict the magnitude of the claim. As a result of the increasing deployment of VOIP services and other technological changes, we believe that these types of disputes and claims will likely increase.

On July 25, 2006 the FCC issued for comment CC Docket 01-92, Missoula Intercarrier Compensation Plan, or the Missoula Plan. Consolidated is a signed supporter of the Missoula Plan. Both the ICC and the PUCT have filed comments in opposition to the Missoula Plan. We continue to actively participate in shaping intercarrier compensation and universal service reforms through our own efforts as well as through industry associations and coalitions.
Removal of Entry Barriers
The central aim of the Telecommunications Act of 1996 is to open local telecommunications markets to competition while enhancing universal service. Prior to the enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with an incumbent telephone company. The Telecommunications Act preempts these state and local laws.
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

The unbundling requirements have been some of the most controversial requirements of the Telecommunications Act. The FCC, in its initial implementation of the law, had generally required incumbent telephone companies to lease a wide range of unbundled network elements to competitive telephone companies to enable delivery of services to the competitor’s customers in combination with the competitive telephone companies’ network or as a recombined service offering on an unbundled network element platform, commonly known as an UNEP. These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on, and resulted in customer attrition for, the incumbent telephone companies that had to comply with these requirements. In response to a decision by the U.S. Court of Appeals for the D.C. Circuit vacating portions of its UNE and UNEP rules, the FCC issued revised rules on February 4, 2005 that reinstated some unbundling requirements for incumbent telephone companies that are not protected by the rural exemption but eliminated certain other unbundling requirements. In particular, incumbent telephone companies are no longer required to offer the UNEP, although they are still required to offer loop and transport UNEs in most markets.
Rural Exemption
Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas. The Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements such as unbundling of network elements, information sharing and co-location. On March 31, 2006, Sprint filed a petition with the PUCT to lift the rural exemption for both of the Texas rural telephone companies and on July 25, 2006, the PUCT has ordered the rural exemption be lifted for both companies. The PUCT’s decision has been appealed to the United States District Court on the grounds that Sprint did not properly make a request for interconnection or revocation of our rural exemptions and a ruling is expected in mid 2007.
Promotion of Universal Service
In general, telecommunications service in rural areas is more costly to provide than service in urban areas because there is a lower customer density and higher capital requirements compared to urban areas. The low customer density in rural areas means that switching and other facilities serve fewer customers and loops are typically longer requiring greater capital expenditure per customer to build and maintain. By supporting the high cost of operations in our rural markets, the federal universal service fund subsidies our rural telephone companies receive are intended to promote widely available, quality telephone service at affordable prices in rural areas. In 2006 and 2005 we received $47.6 million and $53.9 million, respectively, in aggregate payments from the federal universal service fund and the Texas universal service fund.
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
NECA distributes federal universal service fund subsidies only to carriers that are designated as eligible telecommunications carriers, or ETCs, by a state commission. Each of our rural telephone companies has been designated as an ETC by the applicable state commission. Under the Telecommunications Act, however, competitors can obtain the same level of federal universal service fund subsidies as we do, per line served, if the ICC or PUCT, as applicable, determines that granting such federal universal service fund subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act and the FCC. The ICC has granted several petitions for ETC designations. We are not aware of any having been filed in our Texas service areas. Under current rules, the subsidies received by our rural telephone companies are not affected by any such payments to competitors.

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

The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and to require our Illinois rural telephone company to take other actions in order to insure that it meets its statutory obligation to provide reliable local exchange service. In particular, we were required to obtain the approval of the ICC to effect the reorganization we implemented in connection with our IPO. As part of the ICC’s review of the reorganization we implemented in connection with our IPO, the ICC imposed various conditions as part of its approval of the reorganization, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if it fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics and (2) the requirement that our Illinois rural telephone company have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. During 2007 we expect to satisfy each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.
Any requirements or restrictions of this type could limit the amount of cash that is available to be transferred from our Illinois rural telephone company to the Company and could adversely impact our ability to meet our debt service requirements and to pay dividends on our common stock.
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
State Regulation of CCI Texas
Texas requires providers of telecommunications services to obtain authority from the PUCT prior to offering common carrier services. Our Texas rural telephone companies are each certified to provide local telephone services in their respective territories. In addition, our Texas long distance and transport subsidiaries are registered with the PUCT as interexchange carriers. The transport subsidiary also has obtained from the PUCT a service provider certificate of operating authority (“SPCOA”) to better assist the transport subsidiary with its operations in municipal areas. Recently, to assist with expanding services offerings, Consolidated Communications Network Services, Inc. also obtained an SPCOA from the PUCT. While our Texas rural telephone company services are extensively regulated by the PUCT, our other services, such as long distance and transport services, are not subject to any significant state regulation.
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
Initially, both Texas rural telephone companies elected incentive regulation under Chapter 59 and fulfilled the applicable infrastructure requirements to maintain their election status. Consolidated Communications of Texas Company made its election on August 17, 1997. Consolidated Communications of Fort Bend Company made its election on May 12, 2000. On March 25, 2003, both Texas rural telephone companies changed their election status from Chapter 59 to Chapter 58. The rate freezes for basic services with respect to the current Chapter 58 elections are due to expire on March 24, 2007. After the rate freeze related to the Chapter 58 elections expires, the Texas telephone companies are allowed, with PUCT approval, additional pricing flexibility for basic services. Furthermore, the Texas telephone companies have taken the necessary steps to ensure the other protections afforded by their Chapter 58 elections continue after the initial rate freeze for basic services expires.

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
In September 2005, the Texas Legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers, created requirements for incumbent local telecommunications carriers to reduce intrastate access charges upon the deregulation of markets and directed the PUCT to initiate a study of the Texas Universal Service Fund. We expect that the Texas Legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2007 Legislative session which commenced in January, 2007.
Texas Universal Service
The Texas universal service fund was established within PURA and is administered by NECA. The law directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund which assists telecommunications providers in providing basic local telecommunications service at reasonable rates in high cost rural areas. The Texas universal service fund is also used to reimburse telecommunications providers for revenues lost by providing Tel-Assistance and to reimburse carriers for providing lifeline service. The Texas universal service fund is funded by a statewide charge payable by specified telecommunications providers at rates determined by the PUCT. Our Texas rural telephone companies qualify for disbursements from this fund pursuant to criteria established by the PUCT. We received Texas universal service fund subsidies of $19.5 million, or 6.0% of our revenues in 2006 and $20.6 million, or 6.4% of our revenues in 2005. Under the new PURA rules the PUCT has reviewed the Texas universal service fund and is in the process of collaborating with the Texas legislature regarding possible reforms to the fund. We are participating in the current process and anticipate the Texas legislature will take some action regarding the Texas universal service fund during the 2007 legislative session. What specific action will be taken is uncertain at this time.
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

Video service is lightly regulated by the FCC and state regulators. Such regulation is limited to company registration, broadcast signal call sign management, fee collection and administrative matters such as Equal Employment Opportunity reporting. IPTV rates are not regulated.
Item 1A. Risk Factors
Risks Relating to Our Common Stock
You may not receive dividends because our board of directors could, in its discretion, depart from or change our dividend policy at any time.
We are not required to pay dividends, and our stockholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Our board of directors may decide at any time, in its discretion, to decrease the amount of dividends, otherwise change or revoke the dividend policy or discontinue entirely the payment of dividends. Our board could depart from or change our dividend policy, for example, if it were to determine that we had insufficient cash to take advantage of other opportunities with attractive rates of return. In addition, if we do not pay dividends, for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline.
We might not have cash in the future to pay dividends in the intended amounts or at all.
Our ability to pay dividends, and our board of directors’ determination to maintain our dividend policy, will depend on numerous factors, including the following:
•	the state of our business, the environment in which we operate and the various risks we face, including, but not limited to, competition, technological change, changes in our industry, regulatory and other risks summarized in this Annual Report on Form 10-K;

•	changes in the factors, assumptions and other considerations made by our board of directors in reviewing and adopting the dividend policy, as described under “Dividend Policy and Restrictions” in Item 5 of the Annual Report on Form 10-K;

•	our future results of operations, financial condition, liquidity needs and capital resources;

•	our various expected cash needs, including interest and any future principal payments on our indebtedness, capital expenditures, taxes, pension and other post-retirement contributions and certain other costs; and

•	potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.
While our estimated cash available to pay dividends for the year ended December 31, 2006 was sufficient to pay dividends in accordance with our dividend policy, if our future estimated cash available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:
•	either reduce or eliminate dividends;

•	fund dividends by incurring additional debt (to the extent we were permitted to do so under the agreements governing our then existing debt), which would increase our leverage, debt repayment obligations and interest expense and decrease our interest coverage, resulting in, among other things, reduced capacity to incur debt for other purposes, including to fund future dividend payments;

•	amend the terms of our credit agreement or indenture, if our lenders agreed, to permit us to pay dividends or make other payments if we are otherwise not permitted to do so;

•	fund dividends from future issuances of equity securities, which could be dilutive to our stockholders and negatively effect the price of our common stock;

•	fund dividends from other sources, such as such as by asset sales or by working capital, which would leave us with less cash available for other purposes; and

•	reduce other expected uses of cash, such as capital expenditures.
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
•	Our credit agreement and our indenture restrict our ability to pay dividends. Based on the results of operations from October 1, 2005 through December 31, 2006, we would have been able to pay a dividend of $47.8 million based on the restricted payment covenants contained in our credit agreement and indenture. This is based on the ability of the borrowers under the credit facility (Consolidated Communications, Inc. and Texas Holdings) to pay to the Company $47.8 million in dividends and the ability of the Company to pay to its stockholders $84.5 million in dividends under the general formula under the restricted payments covenants of the indenture, commonly referred to as the build-up amount. After giving effect to the dividend of $10.0 million which was declared in November of 2006 but paid on February 1, 2007, we could pay a dividend of $37.8 million under the credit facility and $74.5 million under the indenture. The amount of dividends we will be able to pay under the build-up amount will be based, in part, on the amount of cash that may be distributed by the borrowers under the credit agreement to us. In addition, based on the indenture provision relating to public equity offerings, which includes our IPO that was completed July 27, 2005, we expect that we will be able to pay approximately $4.1 million annually in dividends, subject to specified conditions. This means that we could pay approximately $4.1 million in dividends under this provision in addition to whatever we may be able to pay under the build-up amount, although a dividend payment under this provision will reduce the amount we otherwise would have available to us under the build-up amount for restricted payments, including dividends.

•	Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation law, or the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Illinois Business Corporation Act also imposes limitations on the ability of our subsidiaries that are Illinois corporations, including ICTC, to declare and pay dividends.

•	The ICC and the PUCT could require our Illinois and Texas rural telephone companies to make minimum amounts of capital expenditures and could limit the amount of cash available to transfer from our rural telephone companies to us. Our rural telephone companies are ICTC, Consolidated Communications of Fort Bend Company and Consolidated Communications of Texas Company. As part of the ICC’s review of the reorganization consummated in connection with the completion of our IPO, the ICC imposed various conditions as part of its approval of the reorganization, including (1) prohibitions on the payment of dividends or other cash transfers from ICTC, our Illinois rural telephone company, to us if it fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics for the prior reporting year and (2) the requirement that our Illinois rural telephone company have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. In addition, the Illinois Public Utilities Act prohibits the payment of dividends by ICTC, except out of earnings and earned surplus, if ICTC’s capital is or would become impaired by payment of the dividend, or if payment of the dividend would impair ICTC’s ability to render reasonable and adequate service at reasonable rates, unless the ICC otherwise finds that the public interest requires payment of the dividend, subject to any conditions imposed by the ICC.
We expect that our cash income tax liability will increase in 2007 as a result of the use of, and limitations on, our net operating loss carryforwards, which will reduce our after-tax cash available to pay dividends and may require us to reduce dividend payments in future periods.
We expect that our cash income tax liability will increase in 2007, which may limit the amount of cash we have available to pay dividends. Under the Internal Revenue Code, in general, to the extent a corporation has losses in excess of taxable income in a taxable period, it will generate a net operating loss or NOL that may be carried back or carried forward and used to offset taxable income in prior or future periods. As of December 31, 2006, we have approximately $11.0 million of federal net operating losses, net of valuation allowances, available to us to carry forward to periods beginning after December 31, 2006. The amount of an NOL that may be used in a taxable year to offset taxable income may be limited, such as when a corporation undergoes an “ownership change” under Section 382 of the Internal Revenue Code. We expect to generate taxable income in the future, which will be offset by our NOLs, subject to limitations, such as under Section 382 of the Internal Revenue Code as a result of our IPO and prior ownership changes. Once our NOLs have been used or have expired, we will be required to pay additional cash income taxes. The increase in our cash income tax liability will have the effect of reducing our after-tax cash available to pay dividends in future periods and may require us to reduce dividend payments on our common stock in such future periods.
If we continue to pay dividends at the level currently anticipated under our dividend policy, our ability to pursue growth opportunities may be limited.
We believe that our dividend policy could limit, but not preclude, our ability to grow. If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash, and may need to seek financing, to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. The risks relating to funding any dividends, or other cash needs as a result of paying dividends, are summarized above. In addition, because we expect a significant portion of cash available will be distributed to the holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us on reasonable terms or at all.

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
On December 31, 2006, Central Illinois Telephone owned approximately 21.7% of our common stock. In addition, our executive management owned approximately 2.7%. As a result, these investors will be able to significantly influence all matters requiring stockholder approval, including:
•	the election of directors;

•	significant corporate transactions, such as a merger or other sale of our company or its assets, or to prevent any such transaction;

•	acquisitions that increase our amount of indebtedness or sell revenue-generating assets;

•	corporate and management policies;

•	amendments to our organizational documents; and

•	other matters submitted to our stockholders for approval.

This concentrated share ownership will limit your ability to influence corporate matters and, as a result, we may take actions that other stockholders do not view as beneficial, which may adversely affect the market price of our common stock.
Risks Relating to Our Indebtedness and Our Capital Structure
We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends.
We have a significant amount of debt outstanding. As of December 31, 2006, we had $594.0 million of total long-term debt outstanding and $115.0 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:
•	requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, which payments we currently expect to be approximately $43.5 to $45.0 million in 2007, thereby reducing funds available for operations, future business opportunities and other purposes and/or dividends on our common stock;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making it more difficult for us to satisfy our debt and other obligations;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
We cannot assure you that we will generate sufficient revenues to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay dividends to our stockholders.
Subject to the restrictions in our indenture and credit agreement, we may be able to incur additional debt. As of December 31, 2006, we would have been able to incur approximately $92.0 million of additional debt. Although our indenture and credit agreement contain restrictions on our ability to incur additional debt, these restrictions are subject to a number of important exceptions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would likely increase.
We will require a significant amount of cash to service and repay our debt and to pay dividends on our common stock, and our ability to generate cash depends on many factors beyond our control.
We currently expect our cash interest expense to be approximately $43.5 to $45.0 million in fiscal year 2007. Our ability to make payments on our debt and to pay dividends on our common stock will depend on our ability to generate cash in the future, which will depend on many factors beyond our control. We cannot assure you that:
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
In addition, our credit agreement requires, and any future credit agreements may require, us to comply with specified financial ratios, including ratios regarding total leverage, senior secured leverage and fixed charge coverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions:
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
We face the risks of either not being able to refinance our existing debt if necessary or doing so at a higher interest expense.
Our senior notes mature in 2012 and our credit facilities mature in full in 2011. We may not be able to refinance our senior notes or renew or refinance our credit facilities, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the credit agreement. In addition, our interest expense may increase significantly if we refinance our senior notes or our amended and restated credit facilities on terms that are less favorable to us than the existing terms of our senior notes or credit facilities, which could impair our ability to pay dividends. As of December 31, 2006, our senior notes bear interest at 9 3/4% per year and our credit facilities bear interest at LIBOR + 2.0%. On February 26, 2007, we completed a repricing amendment to our credit facilities, which lowers our interest rate to LIBOR + 1.75%.
Risks Relating to Our Business
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
In addition, part of our marketing strategy is based on market acceptance of DSL and IPTV. We expect that an increasing amount of our revenues will come from providing DSL and IPTV. The market for high-speed Internet access is still developing, and we expect current competitors and new market entrants to introduce competing services and to develop new technologies. Likewise, the ability to deliver high quality video service over traditional telephone lines is a new development that has not yet been proven. The markets for these services could fail to develop, grow more slowly than anticipated or become saturated with competitors with superior pricing or services. In addition, our DSL and IPTV offerings may become subject to newly adopted laws and regulations. We cannot predict the outcome of these regulatory developments or how they may affect our regulatory obligations or the form of competition for these services. As a result, we could have higher costs and capital expenditures, lower revenues and greater competition than expected for DSL and IPTV services.
Our possible pursuit of acquisitions could be expensive, may not be successful and, even if it is successful, may be more costly than anticipated.
Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates could be expensive and may not be successful. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial and other resources than us. Whether or not any particular acquisition is closed successfully, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to accomplish them, which would detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the FCC, the ICC, or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.
If we are successful in closing any acquisitions, we would face several risks in integrating them. In addition, any due diligence we perform may not prove to have been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct prior experience or in generating expected revenue and cash flow from the acquired companies or assets.
If we do pursue an acquisition or other strategic transactions and any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.

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
A system failure could cause delays or interruptions of service could cause us to lose customers.
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
Our success depends in part upon the retention of our large customers such as AT&T and the State of Illinois. AT&T accounted for 8.4% and 5.0% and the State of Illinois accounted for 6.0% and 5.8% of our revenues during 2006 and 2005, respectively. In general, telecommunications companies such as ours face the risk of losing customers as a result of contract expiration, merger or acquisition, business failure or the selection of another provider of voice or data services. In addition, we generate a significant portion of our operating revenues from originating and terminating long distance and international telephone calls for the long distance divisions of AT&T and Verizon, which have recently been acquired or experienced substantial financial difficulties. We cannot assure you that we will be able to retain long-term relationships or secure renewals of short-term relationships with our customers in the future.

In 2006 and 2005, 47.0% and 46.2%, respectively, of our Other Operations revenues were derived from our relationships with various agencies of the State of Illinois, principally the Department of Corrections through Public Services. Our relationship with the Department of Corrections accounted for 93.3% and 93.0%, respectively, of our Public Services revenues during 2006 and 2005. Our predecessor’s relationship with the Department of Corrections has existed since 1990 despite changes in government administrations. Nevertheless, obtaining contracts from government agencies is challenging, and government contracts, like our contracts with the State of Illinois, often include provisions that are favorable to the government in ways that are not standard in private commercial transactions. Specifically, each of our contracts with the State of Illinois:
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
The Telecommunications Act imposes a number of interconnection and other requirements on local communications providers, including incumbent telephone companies. Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company that provides service in rural areas. The Telecommunications Act exempts rural telephone companies from some of the more burdensome interconnection requirements such as unbundling of network elements and sharing information and facilities with other communications providers. These unbundling requirements and the obligation to offer unbundled network elements, or UNEs, to competitors, impose substantial costs on, and result in customer attrition for, the incumbent telephone companies that must comply with these requirements. . On March 31, 2006, Sprint filed with the PUCT to lift the rural exemption for both of the Texas rural telephone companies and on July 25, 2006, the PUCT ordered the rural exemption be lifted for both companies. The PUCT’s decision has been appealed to the United States District Court on the grounds that Sprint did not properly make a request for interconnection or revocation of our rural exemptions and a ruling is expected in mid 2007. To the extent that the applicable rural exemption is removed or is terminated and the applicable state commission does not allow us adequate compensation for the costs of providing interconnection or UNEs, our administrative and regulatory costs could increase significantly and we could suffer a significant loss of customers and revenues to existing or new competitors. However, the lifting of the rural exemption would not impact the company’s rural status as it pertains to access and universal service.
Legislative or regulatory changes could reduce or eliminate the revenues our rural telephone companies receive from network access charges.
A significant portion of our rural telephone companies’ revenues come from network access charges paid by long distance and other carriers for originating or terminating calls in our rural telephone companies’ service areas. The amount of network access charge revenues that our rural telephone companies receive is based on interstate rates set by the FCC and intrastate rates set by the ICC and PUCT. The FCC has reformed, and continues to reform, the federal network access charge system, and the states, including Illinois and Texas, often establish intrastate network access charges.

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
•	For the year ended December 31, 2006, we received an aggregate $47.6 million from the federal universal service fund and the Texas universal service fund, which comprised 14.8% of our revenues for the year.

•	In 2005, we received an aggregate of $53.9 million from the federal universal service fund and the Texas universal service fund, which comprised 16.8% of our revenues for the year.
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
In December 2005, Congress suspended the application of a law called the Anti Deficiency Act to the FCC’s universal service fund until December 31, 2006. The Anti Deficiency Act prohibits government agencies from making financial commitments in excess of their funds on hand. Currently, the universal service fund administrator makes commitments to fund recipients in advance of collecting the contributions from carriers that will pay for these commitments. The FCC has not determined whether the Anti Deficiency Act would apply to payments to our rural telephone companies. Congress is now considering whether to extend the current temporary legislation that exempts the universal service fund from the AntiDeficiency Act. If it does not grant this extension, however, the universal service subsidy payments to our rural telephone companies may be delayed or reduced in the future. We cannot predict the outcome of any federal or state legislative action or any FCC, PUCT or ICC rulemaking or similar proceedings. If our rural telephone companies do not continue to receive federal and state subsidies, or if these subsidies are reduced, our rural telephone companies will likely have lower revenues and may not be able to operate as profitably as they have historically. In addition, if the number of local access lines that our rural telephone companies serve increases, under the rules governing the federal universal service fund, the rate at which we can recover certain federal universal service fund payments may decrease. This may have an adverse effect on our revenues and profitability.
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
Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing broadband consumer protections for high speed access to the Internet through telephone and cable providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services which could have a material adverse effect on our revenues.
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
The properties that we lease are pursuant to leases that expire at various times between 2007 and 2015. The following chart summarizes the principal facilities owned or leased by us as of December 31, 2006.

		Leased or		Approximate
Location	Primary Use	Owned	Operating Segment	Square Feet
Conroe, TX	Regional Office	Owned	Telephone & Other	51,900
Mattoon, IL	Corporate Headquarters	Leased	Telephone & Other	49,100
Mattoon, IL	Operator Services and Operations	Owned	Telephone & Other	36,300
Charleston, IL	Communications Center and Office Operations and Distribution	Leased	Telephone & Other	34,000
Mattoon, IL	Center	Leased	Telephone & Other	30,900
Mattoon, IL	Sales and Administration Office	Leased	Telephone & Other	30,700
Lufkin, TX	Regional Office	Owned	Telephone & Other	30,100
Conroe, TX	Warehouse & Plant	Owned	Telephone & Other	28,500
Lufkin, TX	Office	Owned	Telephone & Other	23,200
Mattoon, IL	Order Fulfillment	Leased	Other Operations	20,000
Taylorville, IL	Office and Communications Center Operations and Distribution	Owned	Telephone & Other	15,900
Taylorville, IL	Center	Leased	Telephone & Other	14,700
Lufkin, TX	Warehouse	Owned	Telephone & Other	14,200
Katy, TX	Warehouse	Owned	Telephone & Other	14,000
Lufkin, TX	Office and Data Center	Owned	Telephone & Other	11,900
Taylorville, IL	Operator Services Call Center	Leased	Other Operations	11,500
Conroe, TX	Office	Owned	Telephone & Other	10,650
Mattoon, IL	Office	Owned	Telephone & Other	10,100
In addition to the facilities listed above we own or have the right to use approximately 500 additional properties consisting of equipment at point of presence sites, central offices, remote switching sites and buildings, tower sites, small offices, storage sites and parking lots. Some of the facilities listed above also serve as central office locations.

Item 3. Legal Proceedings
We currently are, and from time to time may be, subject to claims arising in the ordinary course of business. However, we are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Market under the symbol “CNSL.” As of March 5, 2007 we had 110 stockholders of record. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Dividends declared and the low and high reported sales prices per share of our common stock are set forth in the following table for the periods indicated:

			Dividends
Quarter Ended	Low	High	Declared
September 30, 2005 (beginning July 27, 2005)	$13.20	$15.10	$0.41
December 31, 2005	$12.00	$14.14	$0.39
March 31, 2006	$12.41	$16.33	$0.39
June 30, 2006	$14.50	$17.00	$0.39
September 30, 2006	$14.68	$19.55	$0.39
December 31, 2006	$16.61	$21.19	$0.39
Dividend Policy and Restrictions
Our board of directors has adopted a dividend policy that reflects its judgment that our stockholders would be better served if we distributed to them a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business or to make acquisitions. We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2007, but only if and to the extent declared by our board of directors and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.
Although it is our current intention to pay quarterly dividends at an annual rate of $1.5495 per share for 2007, stockholders may not receive dividends in the future, as a result of any of the following factors:
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
Issuer Purchases of Common Stock During the Quarter Ended December 31, 2006
During the quarter ended December 31, 2006 we acquired 4,600 common shares surrendered to pay taxes in connection with employee vesting of restricted common shares issued under our stock based compensation plan. Further detail of the acquired shares follows:

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number of	Average price paid	as part of publically	yet be purchased
Purchase period	shares purchased	per share	announced plans	under the plans
October 13, 2006	2,646	$19.19	Not applicable	Not applicable
November 10, 2006	1,954	$18.51	Not applicable	Not applicable
Item 6. Selected Financial Data
The selected financial information set forth below have been derived from the audited consolidated financial statements of the Company as of and for the years ended December 31, 2006, 2005, 2004 and 2003 and the audited combined financial statements of ICTC and related businesses as of and for the year ended December 31, 2002. We believe the operations of ICTC and the related businesses prior to December 31, 2002 represent the predecessor of the Company. The following selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Item 8 “Financial Information and Supplementary Data.”

	CCI Holdings				Predecessor
	Year Ended December 31,
	2006	2005	2004	2003	2002
	($'s in millions)
Consolidated Statement of Operations
Data:
Telephone operations revenues	$280.4	$282.3	$230.4	$90.3	$76.7
Other operations revenues	40.4	39.1	39.2	42.0	33.2

Total operating revenues	320.8	321.4	269.6	132.3	109.9
Cost of services and products (exclusive of depreciation and amortization shown separately below)	98.1	101.1	80.6	46.3	35.8
Selling, general and administrative expenses	94.7	98.8	87.9	42.5	35.6
Intangible assets impairment	11.3	—	11.6	—	—
Depreciation and amortization	67.4	67.4	54.5	22.5	24.6

Income from operations	49.3	54.1	35.0	21.0	13.9
Interest expense, net (1)	(42.9)	(53.4)	(39.6)	(11.9)	(1.6)
Other, net (2)	7.3	5.7	3.7	0.1	0.4

Income (loss) before income taxes	13.7	6.4	(0.9)	9.2	12.7
Income tax expense	(0.4)	(10.9)	(0.2)	(3.7)	(4.7)

Net income (loss)	13.3	(4.5)	(1.1)	5.5	$8.0

Dividends on redeemable preferred shares	—	(10.2)	(15.0)	(8.5)	—

Net income (loss) applicable to common shares	$13.3	$(14.7)	$(16.1)	$(3.0)	—

Net income (loss) per common share:
Basic	$0.48	$(0.83)	$(1.79)	$(0.33)	—
Diluted	$0.47	$(0.83)	$(1.79)	$(0.33)	—
Consolidated Cash Flow Data:
Cash flows from operating activities	$84.6	$79.3	$79.8	$28.9	$28.5
Cash flows used in investing activities	(26.7)	(31.1)	(554.1)	(296.1)	(14.1)
Cash flows from (used in) financing activities	(62.7)	(68.9)	516.3	277.4	(16.6)
Capital expenditures	33.4	31.1	30.0	11.3	14.1
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26.7	$31.4	$52.1	$10.1	$1.1
Total current assets	74.2	79.0	98.9	39.6	23.2
Net plant, property & equipment (3)	314.4	335.1	360.8	104.6	105.1
Total assets	889.6	946.0	1,006.1	317.6	236.4
Total long-term debt (including current portion) (4)	594.0	555.0	629.4	180.4	21.0
Redeemable preferred shares	—	—	205.5	101.5	—
Stockholders’ equity/Members’ deficit/Parent company investment (5)	115.0	199.2	(18.8)	(3.5)	174.5
Other Financial Data:
Consolidated EBITDA (6)	$139.8	$136.8	$115.8	$45.5	$38.5
Other Data (as of end of period):
Local access lines in service
Residential	155,354	162,231	168,778	58,461	60,533
Business	78,335	79,793	86,430	32,426	32,475

Total local access lines	233,689	242,024	255,208	90,887	93,008
IPTV subscribers	6,954	2,146	101	—	—
DSL subscribers	52,732	39,192	27,445	7,951	5,761

Total connections	293,375	283,362	282,754	98,838	98,769

(1)	Interest expense includes amortization and write-off of deferred financing costs totaling $3.3 million, $5.5 million, $6.4 million and $0.5 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

(2)	In June 2005, we recognized $2.8 million of net proceeds in other income due to the receipt of key-man life insurance proceeds relating to the passing of a former TXUCV employee.

(3)	Property, plant and equipment are recorded at cost. The cost of additions, replacements and major improvements is capitalized, while repairs and maintenance are charged to expenses. When property, plant and equipment are retired from our regulated subsidiaries, the original cost, net of salvage, is charged against accumulated depreciation, with no gain or loss recognized in accordance with composite group life remaining methodology used for regulated telephone plant assets.

(4)	In connection with the TXUCV acquisition on April 14, 2004, we issued $200.0 million in aggregate principal amount of senior notes and entered into credit facilities. In connection with the IPO, we retired $70.0 million of senior notes and amended and restated our credit facilities.

(5)	In July 2006, we repurchased and retired approximately 3.8 million shares of our common stock for approximately $56.7 million, or $15.00 per share. We financed this transaction using approximately $17.7 million of cash on hand and $39.0 million of additional term-loan borrowings.

(6)	We present Consolidated EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends and because it provides a measure of consistency in our financial reporting. We also present Consolidated EBITDA because covenants in our credit facilities contain ratios based on Consolidated EBITDA.

Consolidated EBITDA is defined in our credit facility as: Consolidated Net Income, which is defined in our credit facility, (a) plus the following to the extent deducted in arriving at Consolidated Net Income (i) interest expense, amortization or write-off of debt discount and non-cash expense incurred in connection with equity compensation plans; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) non-cash charges for asset impairment; and (v) fees and expenses incurred in connection with the repurchase of our common stock from Providence Equity in July 2006 and the borrowing of the new term D loans in connection therewith; (b) minus (in the case of gains) or plus (in the case of losses) gain or loss on sale of assets; (c) plus (in the case of losses) and minus (in the case of income) non-cash minority interest income or loss; (d) plus (in the case of items deducted in arriving at Consolidated Net Income) and minus (in the case of items added in arriving at Consolidated Net Income) non-cash charges resulting from changes in accounting principles; (e) plus, extraordinary losses and minus extraordinary gains as defined by GAAP; (f) minus interest income; and (g) plus as defined in our credit facilities and amendments to the credit facility, certain costs associated with the integration of CCI and Texas Holdings, severance and start up costs associated with documentation to become compliant with the Sarbanes Oxley Act. If our Consolidated EBITDA were to decline below certain levels, covenants in our credit facilities that are based on Consolidated EBITDA, including our total net leverage, senior secured leverage and fixed charge coverage ratios covenants, may be violated and could cause, among other things, a default or mandatory prepayment under our credit facilities, or result in our inability to pay dividends.

We believe that net cash provided by operating activities is the most directly comparable financial measure to Consolidated EBITDA under generally accepted accounting principles. Consolidated EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP. Consolidated EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses identified above; nor is Consolidated EBITDA a complete net cash flow measure because it does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, make capital expenditures and make acquisitions or pay its income taxes and dividends.

The following table sets forth a reconciliation of Cash Provided by Operating Activities to Consolidated EBITDA:

	CCI Holdings				Predecessor
	Year Ended December 31,
	2006	2005	2004	2003	2002
Historical EBITDA:
Net cash provided by operating activities	$84.6	$79.3	$79.8	$28.9	$28.5
Adjustments:
Compensation from restricted share plan	(2.5)	(8.6)	—	—	—
Other adjustments, net (a)	(8.1)	(18.0)	(22.0)	(7.3)	3.1
Changes in operating assets and liabilities	6.7	10.2	(4.4)	6.4	1.0
Interest expense, net	42.9	53.4	39.6	11.8	1.6
Income taxes	0.4	10.9	0.2	3.7	4.7

Historical EBITDA (b)	124.0	127.2	93.2	43.5	38.9
Adjustments to EBITDA:
Integration, restructuring and Sarbanes-Oxley (c)	3.7	7.4	7.0	—	—
Professional service fees (d)	—	2.9	4.1	2.0	—
Other, net (e)	(7.1)	(3.0)	(3.7)	—	(0.4)
Investment distributions (f)	5.5	1.6	3.6	—	—
Pension curtailment gain (g)	—	(7.9)	—	—	—
Intangible assets impairment (a)	11.2	—	11.6	—	—
Non-cash compensation (h)	2.5	8.6	—	—	—

Consolidated EBITDA	$139.8	$136.8	$115.8	$45.5	$38.5

(a)	Other adjustments, net includes $11.3 million and $11.6 million of asset impairment charges for years ended December 31, 2006 and December 31, 2004, respectively. Upon completion of our 2006 annual impairment review and as a result of a decline in estimated future cash flows in the telemarking and operator services business, we determined that the value of the customer lists associated with these businesses was impaired. As a result of our 2004 impairment testing we determined that the goodwill of our operator services business and the tradenames of our telemarking and mobile services business were impaired. Non-cash impairment charges are excluded in arriving at Consolidated EBITDA under our credit facility.

(b)	Historical EBITDA is defined as net earnings (loss) before interest expense, income taxes, depreciation and amortization on a historical basis.

(c)	In connection with the TXUCV acquisition, we have incurred certain expenses associated with integrating and restructuring the businesses. These expenses include severance, employee relocation expenses, Sabanes-Oxley start-up costs, costs to integrate our technology, administrative and customer service functions, billing systems and other integration costs. These expenses are also excluded from Consolidated EBITDA under our credit facility.

(d)	Represents the aggregate professional service fees paid to certain large equity investors prior to our initial public offering. Upon closing of the initial public offering, these agreements terminated.

(e)	Other, net includes the equity earnings from our investments, dividend income and certain other miscellaneous non-operating items. Key man life insurance proceeds of $2.8 million received in June 2005 are not deducted to arrive at Consolidated EBITDA.

(f)	For purposes of calculating Consolidated EBITDA, we include all cash dividends and other cash distributions received from our investments.

(g)	Represents a $7.9 million curtailment gain associated with the amendment of our Texas pension plan. The gain was recorded in general and administrative expenses. However, because the gain is non-cash, it is excluded from Consolidated EBITDA.

(h)	Represents compensation expenses in connection with our Restricted Share Plan, which because of the non-cash nature of the expenses, are being excluded from Consolidated EBITDA.
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
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, which we refer to as Digital Subscriber Line or DSL, inside wiring service and maintenance ,carrier access, billing and collection services, telephone directory publishing, dial-up internet access, and wholesale transport services on a fiber optic network in Texas. In addition, we launched our Internet Protocol digital video service, which we refer to as IPTV, in selected Illinois markets in 2005 and selected Texas markets in August 2006. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
Initial Public Offering
On July 27, 2005, we completed our IPO. The IPO consisted of the sale of 6,000,000 shares of common stock newly issued by the Company and 9,666,666 shares of common stock sold by certain of our selling stockholders. The shares of common stock were sold at an initial public offering price of $13.00 per share resulting in net proceeds to us of approximately $67.6 million.
We used the net proceeds from the IPO, together with additional borrowings under our credit facilities and cash on hand to:
•	repay in full outstanding borrowings under our term loan A and C facilities, together with accrued but unpaid interest through the date of repayment and associated fees and expenses;

•	redeem $70.0 million of the aggregate principal amount of our senior notes and pay the associated redemption premium of $6.8 million, together with accrued but unpaid interest through the date of redemption; and

•	partially fund integration and restructuring costs relating to the 2004 TXUCV acquisition.

Share Repurchase
On July 28, 2006, we completed the repurchase of 3,782,379, or 12.7% of the outstanding shares, from Providence Equity for $56.7 million, or $15.00 per share. The repurchase was funded with $17.7 million of cash on hand and $39.0 million of new borrowings under our existing credit facility.
The effect of the transaction was an annual increase of $3.0 million of cash flow due to the:
•	reduction in our annual dividend obligation of $5.9 million;

•	an increase in our after tax net cash interest of $2.9 million due to the increased borrowings incurred, an increase in the interest rate on our credit facility of 25 basis points and a decrease of cash on hand.
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
Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 233,689, 242,024 and 255,208 local access lines in service as of December 31, 2006, 2005 and 2004, respectively.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. We also lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of December 31, 2006, 2005 and 2004, we had 7,756, 9,144 and 11,115 second lines, respectively. The disconnection of second lines represented 20.2% and 30.1% of our residential line loss in 2006 and 2005, respectively. We expect to continue to experience modest erosion in access lines.
We have mitigated the decline in local access lines with increased average revenue per access line by focusing on the following:
•	aggressively promoting DSL service;

•	bundling value-adding services, such as DSL or IPTV, with a combination of local service, custom calling features, voicemail and Internet access;

•	maintaining excellent customer service standards, particularly as we introduce new services to existing customers; and

•	keeping a strong local presence in the communities we serve.

We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. In January 2005 we introduced IPTV in selected Illinois markets. The initial roll-out was initiated in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle, which includes local service, DSL and IPTV, in our key Illinois exchanges in September 2005. In August 2006 we introduced IPTV service in selected Texas markets. As of December 31, 2006, IPTV was available to approximately 90,000 homes in our markets. Our IPTV subscriber base has grown from 2,146 as of December 31, 2005 to 6,954 as of December 31, 2006. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois and Texas regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.
Because of our promotional efforts, the number of DSL subscribers we serve grew substantially. We had 52,732, 39,192 and 27,445 DSL lines in service as of December 31, 2006, 2005 and 2004, respectively. Currently over 92% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 31.0% of our primary residential access lines at December 31, 2006.
We have also been successful in generating Telephone Operations revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 43,175, 36,627 and 30,489 at December 31, 2006, 2005 and 2004, respectively.
Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
The following sets forth several key metrics as of the end of the periods presented:

	December 31,
	2006	2005	2004
Local access lines in service:
Residential	155,354	162,231	168,778
Business	78,335	79,793	86,430

Total local access lines	233,689	242,024	255,208

IPTV subscribers	6,954	2,146	101
DSL subscribers	52,732	39,192	27,445

Broadband connections	59,686	41,338	27,546

Total connections	293,375	283,362	282,754

Long distance lines	148,181	143,882	138,677
Dial-up subscribers	11,942	15,971	21,184
Service bundles	43,175	36,627	30,489
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
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the years ended December 31, 2006, 2005 and 2004 we spent $2.9 million, $7.4 million and $7.0 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems). We expect to continue the integration of our Illinois and Texas billing systems through September 2007.
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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life, at a weighted average life of approximately 12 years.
The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$85.1	26.6%	$88.2	27.4%	$74.9	27.8%
Network access services	68.1	21.2	64.4	20.0	56.8	21.1
Subsidies	47.6	14.8	53.9	16.8	40.5	15.0
Long distance services	15.2	4.7	16.3	5.1	14.7	5.5
Data and internet services	30.9	9.6	25.8	8.0	20.9	7.8
Other services	33.5	10.5	33.7	10.5	22.6	8.4

Total Telephone Operations	280.4	87.4	282.3	87.8	230.4	85.5
Other Operations	40.4	12.6	39.1	12.2	39.2	14.5

Total operating revenues	320.8	100.0	321.4	100.0	269.6	100.0

Expenses
Operating expenses
Telephone Operations	155.2	48.4	165.0	51.3	133.5	49.5
Other Operations	48.9	15.2	34.9	10.9	46.6	17.3
Depreciation and amortization	67.4	21.0	67.4	21.0	54.5	20.2

Total operating expenses	271.5	84.6	267.3	83.2	234.6	87.0

Income from operations	49.3	15.4	54.1	16.8	35.0	13.0
Interest expense, net	(42.9)	(13.4)	(53.4)	(16.6)	(39.6)	(14.7)
Other income, net	7.3	2.3	5.7	1.8	3.7	1.4
Income tax expense	(0.4)	(0.1)	(10.9)	(3.4)	(0.2)	(0.1)

Net income (loss)	$13.3	4.1%	$(4.5)	(1.4%)	$(1.1)	(0.4%)

Segments
In accordance with the reporting requirement of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.

Results of Operations
For the Year Ended December 31, 2006 Compared to December 31, 2005
Revenues
Our revenues decreased by 0.2%, or $0.6 million, to $320.8 million in 2006, from $321.4 million in 2005. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues decreased by 3.5% or $3.1 million, to $85.1 million in 2006 compared to $88.2 million in 2005. The decrease is primarily due to the decline in local access lines as previously discussed under “—Factors Affecting Results of Operations.”
Network access services revenues increased by 5.7%, or $3.7 million, to $68.1 million in 2006 compared to $64.4 million in 2005. The increase was primarily driven by increased demand for point-to-point circuits and other network access services.
Subsidies revenues decreased by 11.7%, or $6.3 million, to $47.6 million in 2006 compared to $53.9 million in 2005. The decrease is primarily due to the timing of out of period settlements in 2005 compared to 2006. In 2005 we received $1.7 million in prior period receipts and we refunded $1.3 million in 2006. The remainder of the decrease is attributable to declines in Universal Service Fund draws associated with lower recoverable expenses and an increase in the national average cost per loop, which resulted in lower subsidies to rural carriers.
Long distance services revenues decreased by 6.7%, or $1.1 million, to $15.2 million in 2006 compared to $16.3 million in 2005. This was driven by general industry trends and the introduction of our unlimited long distance calling plans. While these plans are helpful in maintaining existing customers and attracting new customers, they have also led to some extent to a reduction in long distance services revenues as heavy users of our long distance services take advantage of the fixed pricing offered by these service plans.
Data and Internet revenues increased by 19.8%, or $5.1 million, to $30.9 million in 2006 compared to $25.8 million in 2005. The revenue increase was due to increased DSL and IPTV penetration. The number of DSL lines in service increased from 39,192 as of December 31, 2005 to 52,732 as of December 31, 2006. IPTV customers increased from 2,146 at December 31, 2005 to 6,954 at December 31, 2006. These increases were partially offset by erosion of our dial-up Internet base, which decreased from 15,971 subscribers at of December 31, 2005 to 11,942 at December 31, 2006.
Other Services revenues remained relatively steady at $33.5 million in 2006 compared to $33.7 million in 2005.
Other Operations Revenue
Other Operations revenues increased by 3.3%, or $1.3 million, to $40.4 million in 2006 compared to $39.1 million in 2005. Revenues from our telemarketing and order fulfillment business increased by $1.5 million due to increased sales to existing customers. Our prison systems unit generated increased revenue of $0.8 million for the period from increased minutes of use. These increases were partially offset by a net $1.0 million decrease in revenues associated with our other ancillary operations, primarily from our operator services business which experienced losses due to increased competition.

Operating Expenses
Our operating expenses increased by 1.6%, or $4.2 million, to $271.5 million in 2006 compared to $267.3 million in 2005. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations decreased by 5.9%, or $9.8 million, to $155.2 million in 2006 compared to $165.0 million in 2005. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in the recognition of a $7.9 million curtailment gain (reduction in operating expenses) in May 2005 and ongoing quarterly savings of approximately $1.0 million. The 2005 results include $8.4 million of non-cash compensation expense compared to $2.4 million in 2006. The 2005 results also include $3.1 million of costs associated with a litigation settlement compared to $0.5 million of settlement costs in 2006 related to a different dispute. During 2006, we realized savings of $2.9 million due to the termination of the professional services agreements with our chairman, Richard Lumpkin, Providence Equity and Spectrum Equity in connection with our IPO. During 2006 we also benefited $4.5 million from lower integration and severance costs versus 2005 which also contributed to lower overall net operating costs between 2006 and 2005.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 40.1%, or $14.0 million, to $48.9 million in 2006 compared to $34.9 million in 2005. In 2006, the Operator Services and Market Response businesses recognized a $10.2 million and $1.1 million intangible asset impairment, respectively. The impairment primarily resulted from customer attrition within these two business units which has significantly outpaced our original estimated life of the customer lists values. Excluding the impairment charges, operating expenses for Other Operations increased by 8.0%, or approximately $2.8 million. This increase primarily came from increased costs required to support the growth in our telemarketing and public services revenues coupled with inflationary increases in wages and general operating costs associated with support our ancillary operations.
Depreciation and Amortization
Depreciation and amortization expenses remained constant at $67.4 million for both 2006 and 2005 as our capital spending has remained relatively steady over the last two years.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, decreased by 19.7%, or $10.5 million, to $42.9 million in 2006 compared to $53.4 million in 2005. The decline is primarily due to a redemption premium of $6.8 million and deferred financing cost write-off of $2.5 million, each incurred upon redeeming $70.0 million of our senior notes in 2005. We also benefited from lower average interest bearing debt during 2006 which was partially offset by higher average interest rates during 2006. At December 31, 2006 and 2005, the weighted average interest rate, including swaps, on our outstanding term debt was 6.61% and 5.72% per annum, respectively.
Other Income (Expense)
Other income, net increased by 28.1%, or $1.6 million, to $7.3 million in 2006 compared to $5.7 million in 2005. During 2006, we recognized $7.7 million of investment income compared to $3.2 million in 2005. The increased investment income is primarily the result of increased performance and distributions in 2006 from our investments in cellular partnerships. During 2005 we recognized $2.8 million in other income from the receipt of key-man life insurance proceeds relating to the passing of a former employee.

Income Taxes
Provision for income taxes decreased by $10.5 million to $0.4 million in 2006 compared to $10.9 million in 2005. The effective tax rate was 3.0% and 168.9%, for 2006 and 2005, respectively.
The low effective tax rate during 2006 resulted primarily from a change in enacted tax legislation during 2006 in the State of Texas. The most significant impact of the new legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $6.0 million.
The exceptionally high effective rate during 2005 resulted from the following circumstances. Under Illinois tax law, Consolidated Communications Texas Holdings, Inc and its directly owned subsidiaries joined Consolidated Communications Illinois Holdings, Inc and its directly owned subsidiaries in the Illinois unitary tax group during 2005. The addition of our Texas entities to our Illinois unitary group changed the Company’s state deferred income tax rate. This change in the state deferred income tax rate resulted in approximately $3.3 million of additional income tax expense in 2005. The additional expense was recognized due to the impact of applying a higher effective deferred income tax rate to previously recorded deferred tax liabilities. The $3.3 million charge is a non-cash expense. A change in the state deferred income tax rate applied as a result of the separate company Texas filings resulted in an additional $1.3 million of non-cash expense. In addition, taxes were higher during 2005 due to state income taxes owed in certain states where we were required to file on a separate legal entity basis as well as differences between book and tax treatment of non-cash compensation expense of $8.6 million, life insurance proceeds of $2.8 million, and a litigation settlement of $3.1 million.
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
Telephone Operations Revenues
Local calling services revenues increased by 17.8%, or $13.3 million, to $88.2 million in 2005 compared to $74.9 million in 2004. Had our Texas Telephone Operations been included for the entire period in 2004, we would have had an additional $16.9 million of revenues, which would have resulted in a $3.6 million decrease in our local calling services revenues between 2004 and 2005. The decrease would have been primarily due to the decline in local access lines.
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
Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 25.1%, or $11.7 million, to $34.9 million in 2005 compared to $46.6 million in 2004. In 2004, the Operator Services and Mobile Services businesses recognized an $11.5 million and $0.1 million intangible asset impairment, respectively, which is discussed in more detail below under “—Valuation of Goodwill and Tradenames”. Our 2005 results contain non-cash compensation expense of $0.2 million associated with grants under our restricted share plan.
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

Income Taxes
Provision for income taxes increased by $10.7 million to $10.9 million in 2005 compared to $0.2 million in 2004. The effective tax rate was 168.9% and 25.6%, for 2005 and 2004, respectively. Immediately prior to the Company’s initial public offering in July 2005, Consolidated Communications Texas Holdings, Inc. and Consolidated Communications Illinois Holdings, Inc. engaged in a tax-free reorganization, allowing the two formerly separate consolidated groups of companies to file as a single federal consolidated group. The federal tax benefits of the reorganization which were achieved by allowing the taxable income of certain subsidiaries to be offset by the taxable losses of other subsidiaries in the determination of the Company’s federal income taxes are reflected as a reduction in both cash taxes paid for the current year and current income taxes payable at December 31, 2005.
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
In addition to the deferred tax adjustment described above, the change is due to state income taxes owed in certain states where we are required to file on a separate legal entity basis as well as differences between book and tax treatment of the non-cash compensation expense of $8.6 million, life insurance proceeds of $2.8 million, and a litigation settlement of $3.1 million, including legal fees.
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
Allowance for Uncollectible Accounts
We evaluate the collectibility of our accounts receivable based on a combination of estimates and assumptions. When we are aware of a specific customer’s inability to meet its financial obligations, such as a bankruptcy filing or substantial down-grading of credit scores, we record a specific allowance against amounts due to set the net receivable to an amount we believe is reasonable to be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance as a general allowance based on a review of specific customer balances, trends and our experience with prior receivables, the current economic environment and the length of time the receivables are past due. If circumstances change, we review the adequacy of the allowance to determine if our estimates of the recoverability of amounts due us could be reduced by a material amount. At December 31, 2006, our total allowance for uncollectible accounts for all business segments was $2.1 million. If our estimate were understated by 10%, the result would be a charge of approximately $0.2 million to our results of operations.

Valuation of Intangible Assets
Intangible assets not being amortized are reviewed for impairment as part of our annual business planning cycle in the fourth quarter. We also review all intangible assets for impairment whenever events or circumstances make it more likely than not that impairment may have occurred. Several factors could trigger an impairment review such as:
•	a change in the use or perceived value of our tradenames;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant regulatory changes that would impact future operating revenues;

•	significant changes in our customer base;

•	significant negative industry or economic trends; or

•	significant changes in the overall strategy in which we operate our overall business.
We determine if impairment exists based on a method of using discounted cash flows. This requires management to make certain assumptions regarding future income, royalty rates and discount rates, all of which affect our impairment calculation. After completion of our impairment review in December 2006 and as a result of a decline in the future estimated cash flows in our Operator Services and Market Response businesses; we recognized impairment losses of $10.2 million and $1.1 million, respectively, in connection with our preparation of our consolidated financial statements for the year ended December 31, 2006.
Pension and Postretirement Benefits
The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.
A significant assumption used in determining our pension benefit expense is the expected long-term rate of return on plan assets. Our pension investment strategy is to maximize long-term return on invested plan assets while minimizing risk of volatility. Accordingly, we target our allocation percentage at 50% to 60% in equity funds with the remainder in fixed income and cash equivalents. Our assumed rate considers this investment mix as well as past historical trends. We used a weighted average expected long-term rate of return of 8.0% in both 2006 and 2005.
Another significant estimate is the discount rate used in the annual actuarial valuation of our pension and postretirement benefit plan obligations. In determining the appropriate discount rate, we consider the current yields on high quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations. For 2006 and 2005, we used a weighted average discount rate of 6.0% and 5.9%, respectively.
In 2006 we contributed $0.4 million to our pension plans and $1.0 million to our other post retirement plans. In 2005, we accelerated approximately $1.1 million of required future contributions in order to meet certain regulatory thresholds and to provide us with future funding flexibility. In total, we contributed $5.3 million to our pension plans and $1.8 million to our other post retirement plans in 2005.

The following table summarizes the effect of changes in selected assumptions on our estimate of pension plans expense and other post retirement benefit plans expense:

	Percentage	December 31, 2006 Obligation		2006 Expense
Assumptions	Point Change	Higher	Lower	Higher	Lower
			(in millions)
Pension Plan Expense:
Discount rate	+ or - 0.5 pts	$(7.3)	$8.1	$(0.2)	$0.2
Expected return on assets	+ or - 1.0 pts	$—	$—	$(0.9)	$0.9
Other Postretirement Expense:
Discount rate	+ or - 0.5 pts	$(1.7)	$1.9	$(0.1)	$0.1
Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of December 31, 2006, we had $594.0 million of debt. Our $30.0 million revolving line of credit, however, remains unused. We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2007 will arise primarily from: (i) dividend payments of $40.3 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $43.5 million to $45.0 million; (iii) capital expenditures of approximately $32.0 million to $34.0 million; (iv) taxes; and (v) certain other costs. These expected liquidity needs are presented in a format which is consistent with our prior disclosures and are a component of our total expenses as summarized above under “Factors Affecting Results of Operations—Expenses”. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
We believe that cash flow from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next twelve months to fund our currently anticipated uses of cash. After 2007, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.
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

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$84.6	$79.3	$79.8
Investing activities	(26.7)	(31.1)	(554.1)
Financing activities	(62.7)	(68.9)	516.3
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For 2006, net income adjusted for non-cash charges generated $91.3 million of operating cash. Partially offsetting the cash generated were changes in certain working capital components. Accounts receivable used $4.0 million, including $5.1 million to cover our normal bad debt experience offset by $1.1 million from a slight improvement in our days sales outstanding. We also used $2.8 million of cash to primarily fund increased inventory supplies and miscellaneous prepaid expenses.
For 2005, net income adjusted for non-cash charges generated $82.7 million of operating cash. Partially offsetting the cash generated were changes in certain working capital components. Accounts receivable increases, due to increased fourth quarter business system sales and the timing of certain network related billings, used $6.2 million of cash during the period. In addition, accrued expenses and other liabilities decreased by $4.9 million primarily as a result of lower accruals associated with TXUCV integration activities in 2005 as well as the completion of our IPO and senior note exchange offer, both of which had accrued professional fees as of December 31, 2004.
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
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. Cash used in investing activities of $26.7 million in 2006, consisted of capital expenditures of $33.4 million partially offset by $6.7 million in proceeds from the sale of assets. Cash used in investing activities of $31.1 million in 2005, was entirely for capital expenditures. Of the $554.1 million used for investing activities in 2004, $524.1 million (net of cash acquired and including transaction costs) was for the acquisition of TXUCV. We used $30.0 million for capital expenditures in 2004.
Over the three years ended December 31, 2006, we used $94.5 million in cash for capital investments. The majority of our capital spending was for the expansion or upgrade of outside plant facilities and switching assets. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all. We expect our capital expenditures for 2007 will be approximately $32.0 million to $34.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.

Financing Activities
In 2006, we used $62.7 million of cash for financing activities. We paid $44.6 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2007, but only if and to the extent declared by our board of directors and subject to various restrictions on our ability to do so. Our dividend policy is outlined in more detail in under Part II, Item 5 of this report, under the section entitled “Dividend Policy and Restrictions”. During July 2006, we entered into an agreement to repurchase and retire approximately 3.8 million shares of our common stock from Providence Equity for approximately $56.7 million, or $15.00 per share. The transaction closed on July 28, 2006. With this transaction, Providence Equity sold its entire position in our company, which, prior to the transaction, totaled approximately 12.7 percent of our outstanding shares of common stock. This was a private transaction and did not decrease our publicly traded shares. We financed this repurchase using approximately $17.7 million of cash on hand and $39.0 million of additional term loan borrowings.
In 2005, we used $68.9 million of cash for financing activities. The IPO generated net proceeds of $67.6 million. Using these proceeds, together with additional borrowings under our credit facilities and cash on hand, we redeemed $70.0 million of our senior notes. In addition, we had a $4.4 million net decrease in our long-term debt and capital leases during the year, incurred financing costs of $5.6 million in connection with the amendment and restatement of our credit facility and made a pre-IPO distribution of $37.5 million to our former preferred stockholders. We also paid our first dividend in the amount of $12.2 million to our common stockholders in accordance with the dividend policy adopted by our board of directors in connection with the IPO.
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
Debt
The following table summarizes our indebtedness as of December 31, 2006:
Indebtedness as of December 31, 2006
(In Millions)

	Balance	Maturity Date	Rate (1)
Revolving credit facility (2)	$—	April 14, 2010	LIBOR + 2.25%
Term loan D (2)	464.0	October 14, 2011	LIBOR + 2.00%
Senior notes	130.0	April 1, 2012	9.75%

(1)	As of December 31, 2006, the 90-day LIBOR rate was 5.36%.

(2)	On February 26, 2007 our credit facility was amended to lower our Term loan D rate to LIBOR + 1.75%.
Credit Facilities
Borrowings under our credit facilities are our senior, secured obligations that are secured by substantially all of the assets of the borrowers (Consolidated Communications, Inc. and Texas Holdings) and the guarantors (the Company and each of the existing subsidiaries of Consolidated Communications, Inc. and Consolidated Communications Ventures, other than ICTC, and certain future subsidiaries). The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct. In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.

As of December 31, 2006, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of December 31, 2006, the applicable margin for interest rates was 2.00% and 2.25% on LIBOR based term D loans and the revolving credit facility, respectively. The applicable margin for alternative base rate loans was 1.00% per year for the term loan D facility and 1.25% for the revolving credit facility. At December 31, 2006, the weighted average interest rate, including swaps, on our term debt was 6.61% per annum. Effective February 26, 2007, the applicable margins for interest rates on LIBOR based term D loans was reduced from 2.00% to 1.75%, and on alternative base rate term D loans was reduced from 1.00% to 0.75%.
Derivative Instruments
On July 11, 2006, we executed a $50.0 million notional amount of floating to fixed interest rate swap arrangement that became effective on December 29, 2006 and expires on December 31, 2008. In addition, on December 21, 2006 we executed $150.0 million notional amount of floating to fixed rate swaps with $40.0 million becoming effective on January 2, 2007 and $110.0 million becoming effective on May 21, 2007 to replace $104.0 million of expiring swaps. The new swaps will have $75.0 million expiring each of December 31, 2009 and December 31, 2010. After giving effect to the swap arrangements, approximately 86% of our $464.0 million credit facility will be fixed rate.
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
Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus the amount necessary to pay the dividends on November 1, 2005 and February 1, 2006. Available Cash is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) interest expense net of amortization of debt issuance costs incurred in connection with or prior to our IPO; (ii) capital expenditures from internally generated funds; (iii) cash income taxes paid; (iv) scheduled principal payments of indebtedness; (v) prepayments of indebtedness; (vi) net increases in outstanding revolving loans; and (vii) the cash costs of any extraordinary or unusual losses or charges, (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through December 31, 2006, we would have been able to pay a dividend of $47.8 million under the credit facility covenant. After giving effect to the dividend of $10.0 million which was declared in November of 2006 but paid on February 1, 2007, we could pay a dividend of $37.8 million under the credit facility covenant.
We are also restricted from paying dividends under the indenture governing our senior notes. However, the indenture restriction is less restrictive than the restriction contained in our credit agreement. That is because the restricted payments covenant in our credit agreement allows a lower amount of dividends to be paid from the borrowers (CCI and Texas Holdings) to the Company than the comparable covenant in the indenture (referred to as the build-up amount) permits the Company to pay to its stockholders. However, the amount of dividends the Company will be able to make under the indenture in the future will be based, in part, on the amount of cash distributed by the borrowers under the credit agreement to the Company.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:
•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00; or

•	our fixed charge coverage ratio as of the end of any fiscal quarter is not at least 1.75 to 1.00.
As of December 31, 2006, we were in compliance with our debt covenants. The table below presents our ratios as of December 31, 2006:

Total net leverage ratio	4.1:1.00
Senior secured leverage ratio	3.3:1.00
Fixed charge coverage ratio	2.9:1.00
The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to this report.
Dividends
The cash required to fund dividend payments is addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our amended and restated revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.
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
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of December 31, 2006, we had approximately $2.1 million of these bonds outstanding.

Table of Contractual Obligations and Commitments
As of December 31, 2006, our material contractual obligations and commitments were:

	Payments Due by Period (in thousands)
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (a)	$594,000	$—	$—	$—	$—	$464,000	$130,000
Operating leases	11,255	3,241	2,335	1,914	1,714	1,099	952
Pension and other post-retirement obligations (b)	49,460	2,983	5,196	5,442	5,692	5,971	24,176

Total contractual cash obligations and commitments	$654,715	$6,224	$7,531	$7,356	$7,406	$471,070	$155,128

(a)	This item consists of loans outstanding under our credit facilities totaling $464.0 million and our senior notes totaling $130.0 million. The credit facilities consist of a $464.0 million term loan D facility maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn as December 31, 2006.

(b)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through December 31, 2006. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.
Recent Accounting Pronouncements
In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective January 1, 2007 and are currently evaluating the impact of adopting FIN48 on our future results of operations and financial condition.
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
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We adopted SFAS 158 effective as December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of our fiscal year end is required to be effective as of December 31, 2008. The adoption of SFAS 158 resulted in a $518 net increase in our combined pension and postretirement benefit liabilities as of December 31, 2006 and a decrease to accumulated other comprehensive income of $324 net of $194 of taxes.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 as of December 31, 2006 with no impact on our results of operations or financial condition.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and assumes no changes in our capital structure. As of December 31, 2006, approximately 81.5% of our long-term debt obligations were fixed rate obligations and approximately 18.5% were variable rate obligations not subject to interest rate swap agreements.
As of December 31, 2006, we had $464.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On December 31, 2006, we had interest rate swap agreements covering $354.1 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.26% to 5.51% and expiring on May 19, 2007, December 31, 2008, and September 30, 2011. In addition, on December 21, 2006 we executed $40.0 million of notional floating to fixed rate swaps that will be effective on January 2, 2007 and $110.0 million that will be effective May 19, 2007 to replace swaps that are expiring. The new swaps have fixed LIBOR rates ranging from 4.807% to 4.888% and will expire equally on December 31, 2009 and December 31, 2010. After giving effect to the new swaps, 89.23% of our total debt and 86.21% of the debt outstanding under our credit facilities will be fixed rate. As of December 31, 2006, we had $109.9 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2006 through December 31, 2006, interest expense would have increased by approximately $1.0 million for the period. As of December 31, 2006, the fair value of interest rate swap agreements amounted to an asset of $2.2 million, net of taxes.
As of December 31, 2006, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $138.5 million based on an overall weighted average interest rate of 9.75% and an overall weighted maturity of 5.25 years, compared to rates and maturities currently available in long-term debt markets.

Item 8. Financial Statements and Supplementary Data
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles for external purposes. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of December 31, 2006 was effective.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
To the Shareholders and Board of Directors of
Consolidated Communications Holdings, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Consolidated Communications Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Consolidated Communications Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Consolidated Communications Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Consolidated Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Chicago, Illinois
March 5, 2007

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Consolidated Communications Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 3 and 13 to the consolidated financial statements, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Chicago, Illinois
March 5, 2007

Consolidated Communications Holdings, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$26,672	$31,409
Accounts receivable, net of allowance of $2,110 and $2,825, respectively	34,396	35,503
Inventories	4,170	3,420
Deferred income taxes	2,081	3,111
Prepaid expenses and other current assets	6,898	5,592

Total current assets	74,217	79,035
Property, plant and equipment, net	314,381	335,088
Intangibles and other assets:
Investments	40,314	44,056
Goodwill	316,034	314,243
Customer lists, net	110,273	135,515
Tradenames	14,291	14,546
Deferred financing costs and other assets	20,069	23,467

Total assets	$889,579	$945,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,004	$11,743
Advance billings and customer deposits	15,303	14,203
Dividends payable	10,040	11,537
Accrued expenses	29,399	30,376

Total current liabilities	65,746	67,859
Long-term debt	594,000	555,000
Deferred income taxes	55,893	66,228
Pension and postretirement benefit obligations	54,187	53,185
Other liabilities	1,100	1,476

Total liabilities	770,926	743,748

Minority interest	3,695	2,974

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,001,872 and 29,775,010 issued and outstanding in 2006 and 2005, respectively	260	297
Additional paid in capital	199,858	254,162
Accumulated deficit	(87,362)	(57,533)
Accumulated other comprehensive income	2,202	2,302

Total stockholders’ equity	114,958	199,228

Total liabilities and stockholders’ equity	$889,579	$945,950

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$320,767	$321,429	$269,608
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	98,093	101,159	80,572
Selling, general and administrative expenses	94,693	98,791	87,955
Intangible assets impairment	11,240	—	11,578
Depreciation and amortization	67,430	67,379	54,522

Income from operations	49,311	54,100	34,981
Other income (expense):
Interest income	974	1,066	384
Interest expense	(43,873)	(54,509)	(39,935)
Investment income	7,691	3,215	3,785
Minority interest	(721)	(683)	(327)
Other, net	290	3,284	201

Income (loss) before income taxes	13,672	6,473	(911)
Income tax expense	405	10,935	232

Net income (loss)	13,267	(4,462)	(1,143)
Dividends on redeemable preferred shares	—	(10,263)	(14,965)

Net income (loss) applicable to common stockholders	$13,267	$(14,725)	$(16,108)

Net income (loss) per common share -
Basic	$0.48	$(0.83)	$(1.79)

Diluted	$0.47	$(0.83)	$(1.79)

Cash dividends declared per common share	$1.55	$0.41	$—

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Year Ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except share amounts)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total	Income (Loss)
Balance, January 1, 2004	9,975,000	$—	$—	$(3,003)	$(515)	$(3,518)
Net loss	—	—	—	(1,143)	—	(1,143)	$(1,143)
Shares issued under employee plan	25,000	—	58	—	—	58	—
Dividends on redeemable preferred shares	—	—	—	(14,965)	—	(14,965)	—
Minimum pension liability, net of ($174) of tax	—	—	—	—	(283)	(283)	(283)
Unrealized loss on marketable securities, net of ($33) of tax	—	—	—	—	(49)	(49)	(49)
Change in fair value of cash flow hedges, net of $1,090 of tax	—	—	—	—	1,105	1,105	1,105

Balance, December 31, 2004	10,000,000	—	58	(19,111)	258	(18,795)	$(370)

Net loss	—	—	—	(4,462)	—	(4,462)	$(4,462)
Dividends on redeemable preferred shares	—	—	—	(10,263)	—	(10,263)	—
Dividends on common stock	—	—	—	(23,697)	—	(23,697)	—
Reorganization and conversion of redeemable preferred shares to common stock in connection with initial public offering	13,692,510	237	177,997	—	—	178,234	—
Issuance of common stock	6,000,000	60	67,529	—	—	67,589
Shares issued under employee plan	87,500	—	—	—	—	—	—
Non-cash stock compensation	—	—	8,590	—	—	8,590	—
Purchase and retirement of common stock	(5,000)	—	(12)	—	—	(12)	—
Minimum pension liability, net of ($130) of tax	—	—	—	—	(144)	(144)	(144)
Change in fair value of cash flow hedges, net of $1,582 of tax	—	—	—	—	2,188	2,188	2,188

Balance, December 31, 2005	29,775,010	297	254,162	(57,533)	2,302	199,228	$(2,418)

Net income	—	—	—	13,267	—	13,267	$13,267
Dividends on common stock	—	—	—	(43,096)	—	(43,096)	—
Shares issued under employee plan, net of forfeitures	13,841	—	—	—	—	—	—
Non-cash stock compensation	—	—	2,482	—	—	2,482	—
Purchase and retirement of common stock	(3,786,979)	(37)	(56,786)	—	—	(56,823)	—
Reversal of minimum pension liability upon adoption of SFAS 158, net of $303 of tax	—	—	—	—	427	427	—
Recognition of funded status upon adoption of SFAS 158, net of ($194) of tax	—	—	—	—	(324)	(324)	—
Unrealized gain on marketable securities, net of $34 of tax	—	—	—	—	49	49	49
Change in fair value of cash flow hedges, net of ($492) of tax	—	—	—	—	(252)	(252)	(252)

Balance, December 31, 2006	26,001,872	$260	$199,858	$(87,362)	$2,202	$114,958	$13,064

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$13,267	$(4,462)	$(1,143)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	67,430	67,379	54,522
Provision for uncollectible accounts	5,059	4,480	4,666
Deferred income tax	(9,305)	10,232	201
Intangible assets impairment	11,240	—	11,578
Pension curtailment gain	—	(7,880)	—
Partnership income	(2,892)	(1,809)	(1,288)
Non-cash stock compensation	2,482	8,590	—
Minority interest in net income of subsidiary	721	683	327
Penalty on early termination of debt	—	6,825	—
Amortization of deferred financing costs	3,260	5,482	6,476
Changes in operating assets and liabilities:
Accounts receivable	(3,952)	(6,166)	(3,499)
Inventories	(750)	109	(249)
Other assets	(2,080)	156	4,401
Accounts payable	(739)	567	(2,689)
Accrued expenses and other liabilities	852	(4,886)	6,463

Net cash provided by operating activities	84,593	79,300	79,766

INVESTING ACTIVITIES
Proceeds from sale of investments	5,921	—	—
Proceeds from sale of assets	815	—	—
Acquisition, net of cash acquired	—	—	(524,090)
Capital expenditures	(33,388)	(31,094)	(30,010)

Net cash used in investing activities	(26,652)	(31,094)	(554,100)

FINANCING ACTIVITIES
Proceeds from issuance of stock	—	67,589	89,058
Proceeds from long-term obligations	39,000	5,688	637,000
Payments made on long-term obligations	—	(86,934)	(190,826)
Payment of deferred financing costs	(262)	(5,552)	(18,956)
Purchase of treasury shares	(56,823)	(12)	—
Distribution to preferred shareholders	—	(37,500)	—
Dividends on common stock	(44,593)	(12,160)	—

Net cash provided by (used in) financing activities	(62,678)	(68,881)	516,276

Net increase (decrease) in cash and cash equivalents	(4,737)	(20,675)	41,942
Cash and cash equivalents at beginning of the year	31,409	52,084	10,142

Cash and cash equivalents at end of the year	$26,672	$31,409	$52,084

Supplemental cash flow information
Interest paid	$44,509	$53,065	$27,758

Income taxes paid (refunded)	$8,237	$613	$(509)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operates under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 234,000 local access lines and approximately 53,000 digital subscriber lines (“DSL”) and 7,000 digital television subscribers, Consolidated Communications offers a wide range of telecommunications services, including local and long distance service, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services.
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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Regulatory Accounting
Certain wholly-owned subsidiaries, ICTC, Consolidated Communications of Texas Company and Consolidated Communications of Fort Bend Company, are independent local exchange carriers (“ILECs”) which follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). SFAS 71 permits rates (tariffs) to be set at levels intended to recover estimated costs of providing regulated services or products, including capital costs. SFAS 71 requires the ILECs to depreciate wireline plant over the useful lives approved by the regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition restricting the wireline business’ ability to establish prices to recover specific costs and (2) significant changes in the manner by which rates are set by regulators from cost-base regulation to another form of regulation.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with a remaining maturity of three months or less when purchased.
Investments
Investments in equity securities that have readily determinable fair values are categorized as available for sale securities and are carried at fair value. The unrealized gains or losses on securities classified as available for sale are included as a separate component of stockholders’ equity. Investments in equity securities that do not have readily determinable fair values are carried at cost.
Investments in affiliated companies that the Company does not control but does have the ability to exercise significant influence over operations and financial policies are accounted for using the equity method. Investments in affiliated companies, that the Company does not control and does not have the ability to exercise significant influence over operations and financial policies, are accounted for using the cost method.
To determine whether an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investment to quoted market prices if available or the fair value of similar investments, which in certain circumstances, is based on traditional valuation models utilizing multiple of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as realized impairment loss and a reduction in the cost of the investment.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due to the Company from normal activities. Accounts receivable are determined to be past due when the amount is overdue based on the payment terms with the customer. In certain circumstances, the Company requires deposits from customers to mitigate potential risk associated with receivables. The Company maintains an allowance for doubtful accounts to reflect management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance balance based on known troubled accounts, historical experience and other currently available evidence. Accounts receivable are written off when management of the Company determines that the receivable will not be collected.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Inventory
Inventory consists mainly of copper and fiber cable that will be used for network expansion and upgrades and materials and equipment used in the maintenance and installation of telephone systems. Inventory is stated at the lower of cost or market using the average cost method.
Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Tradenames have been determined to have indefinite lives; thus they are not being amortized but are tested annually for impairment using discounted cash flows based on a relief from royalty method. The Company evaluates the carrying value of goodwill in the fourth quarter of each year. As part of the evaluation, the Company compares the carrying value for each reporting unit with their fair value to determine whether impairment exists. If impairment is determined to exist, any related impairment loss is calculated based upon fair value.
SFAS 142 also provides that assets which have finite lives be amortized over their useful lives. Customer lists are being amortized on a straight-line basis over their estimated useful lives based upon the Company’s historical experience with customer attrition and the recommendation of an independent appraiser. The estimated lives range from 10 to 13 years. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company evaluates the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Revenue Recognition
Revenue is recognized when evidence of an arrangement exists, the earnings process is complete and collectibility is reasonably assured. The prices for regulated services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services. Marketing incentives, including bundle discounts, are recognized as revenue reductions in the period the service is provided.
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
Subsidies, including Universal Service revenues, are government sponsored support received in association with providing service in mostly rural, high cost areas. These revenues are typically based on information provided by the Company and are calculated by the government agency responsible for administering the support program. Subsidies are recognized in the period the service is provided and out of period subsidy adjustments are recognized in the period they are deemed probable and estimable.
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
Advertising Costs
The costs of advertising are charged to expense as incurred. Advertising expenses totaled $1,266, $1,256 and $1,521 in 2006, 2005 and 2004, respectively.
Income Taxes
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries file a consolidated federal income tax return and its majority owned subsidiary, East Texas Fiber Line Incorporated files a separate federal income tax return. State income tax returns are filed on a consolidated or separate legal entity basis depending on the state. Federal and state income tax expense or benefit is allocated to each subsidiary based on separately determined taxable income or loss.
Amounts in the financial statements related to income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes as well as loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance for deferred income tax assets when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Provisions for federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also may include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions may differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income tax when, despite the belief that its tax positions are fully supportable, there remain certain probable income tax contingencies that will be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimated losses. To the extent that the probable tax outcomes of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.
Stock Based Compensation
The Company maintains a restricted share plan to award certain employees of the Company restricted common shares of the Company as an incentive to enhance their long-term performance as well as an incentive to join or remain with the Company. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 Revised, “Share Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R was adopted by the Company effective July 1, 2005 using the modified-prospective transition method. Under the guidelines of SFAS 123R, the Company recognized non-cash stock compensation expense of $2,482 in 2006 and $8,590 in 2005.
Financial Instruments and Derivatives
As of December 31, 2006, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt obligations. At December 31, 2006 and 2005 the carrying value of these financial instruments approximated fair value, except for the Company’s senior notes payable. As of December 31, 2006, the carrying value and fair value of the Company’s senior notes approximated $130,000 and $138,500, respectively.
Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”). SFAS 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. To the extent that the derivatives qualify as a cash flow hedge, the gain or loss associated with the effective portion is recorded as a component of Accumulated Other Comprehensive Income (Loss). Changes in the fair value of derivatives that do not meet the criteria for hedges are recognized in the consolidated statements of operations. Upon termination of interest rate swap agreements, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation. Since the Company’s interest rate swap agreements are with major financial institutions, the Company does not anticipate any nonperformance by any counterparty.
Recent Accounting Pronouncements
In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 effective January 1, 2007 and is currently evaluating the impact of adopting FIN48 on its future results of operations and financial condition.

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
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company adopted certain provisions of SFAS 158 effective as December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. The adoption of SFAS 158 resulted in a $518 net increase in the Company’s combined pension and postretirement benefit liabilities as of December 31, 2006 and a decrease to accumulated other comprehensive income of $324 net of $194 of taxes.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 as of December 31, 2006 with no impact on its results of operations or financial condition.
4. Acquisition
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

Current assets	$27,478
Property, plant and equipment	264,576
Customer list	108,200
Goodwill	226,345
Other assets	43,291
Liabilities assumed	(145,800)

Net purchase price	$524,090

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
The aggregate purchase price was derived from a competitive bidding process and negotiations and was influenced by the Company’s assessment of the value of the overall TXUCV business. The significant goodwill value reflects the Company’s view that the TXUCV business can generate strong cash flow and sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition is allocated to the telephone operations segment. In accordance with SFAS 142, the $226,345 in goodwill recorded as part of the TXUCV acquisition is not being amortized, but is tested for impairment at least annually. The customer list is being amortized over its estimated useful life of thirteen years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.
The Company’s consolidated financial statements include the results of operations for the TXUCV acquisition since the April 14, 2004, acquisition date. Unaudited pro forma results of operations data for the year ended December 31, 2004 as if the acquisition had occurred at the beginning of the period presented are as follows:

Total revenues	$323,463

Income from operations	$37,533

Proforma net loss	$(2,956)

Proforma net loss applicable to common shareholders	$(20,146)

Loss per share — basic and diluted	$(2.24)

5. Prepaids and other current assets
Prepaids and other current assets consist of the following:

	December 31,
	2006	2005
Deferred charges	$992	$431
Prepaid expenses	4,702	4,385
Other current assets	1,204	776

	$6,898	$5,592

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
6. Property, plant and equipment
Property, plant, and equipment, net consist of the following:

	December 31,
	2006	2005
Property, plant and equipment:
Land and buildings	$49,346	$48,015
Network and outside plant facilities	670,791	657,308
Furniture, fixtures and equipment	74,082	75,161
Work in process	4,124	6,480

	798,343	786,964
Less: accumulated depreciation	(483,962)	(451,876)

Net property, plant and equipment	$314,381	$335,088

Depreciation expense totaled $53,170, $53,089 and $42,652 in 2006, 2005 and 2004, respectively.
7. Investments
Investments consist of the following:

	December 31,
	2006	2005
Cash surrender value of life insurance policies	$1,376	$1,259
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership	21,450	21,450
Rural Telephone Bank stock	—	5,921
CoBank, ACB stock	2,251	2,071
Other	18	19
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% owned)	15,080	13,175
Fort Bend Fibernet Limited Partnership (39.06% owned)	139	161

	$40,314	$44,056

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	2006	2005
For the year ended December 31:
Total revenues	$49,298	$42,032
Income from operations	15,161	10,959
Income before income taxes	15,633	11,260
Net income	15,633	11,260
As of December 31:
Current assets	14,409	10,140
Non-current assets	34,399	29,183
Current liabilities	2,465	2,722
Non-current liabilities	246	137
Partnership equity	46,097	36,464
The Company received partnership distributions totaling $1,099 and $379 from its equity method investments in 2006 and 2005, respectively.
8. Minority Interest
East Texas Fiber Line, Inc. (“ETFL”) is a joint venture owned 63% by the Company and 37% by Eastex Celco. ETFL provides connectivity to certain customers within Texas over a fiber optic transport network.
9. Goodwill and Other Intangible Assets
In accordance with SFAS 142, goodwill and tradenames are not amortized but are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In December 2006 and 2005, the Company completed its annual impairment test, using a discounted cash flow method, and the test indicated no impairment of goodwill existed. In December 2004, the Company completed its annual impairment test and determined that goodwill was impaired in one of its reporting units within the Other Operations segment of the Company, and a resulting goodwill impairment charge of $10,147 was recognized. The goodwill impairment was limited to the Company’s Operator Services reporting unit, and was due to a decline in current and projected cash flows for this reporting unit.
The following table presents the carrying amount of goodwill by segment:

	Telephone	Other
	Operations	Operations	Total
Balance at January 1, 2005	$309,527	$8,954	$318,481
Finalization of TXUCV purchase accounting and other adjustments, net	(4,238)	—	(4,238)

Balance at December 31, 2005	305,289	8,954	314,243
Adjustment for change in estimate of tax basis of acquired assets	1,791	—	1,791
Reclassification	1,770	(1,770)	—

Balance at December 31, 2006	$308,850	$7,184	$316,034

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
The Company’s most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles. The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure. All business units and several product/services names incorporate the CONSOLIDATED name. These tradenames are indefinitely renewable intangibles. In December 2006, the Company completed its annual impairment test using discounted cash flows based on a relief from royalty method and determined that the recorded value of its tradename was impaired in the Operator Services reporting unit within the Other Operations segment of the Company, and a resulting impairment charge of $255 was recognized. In December 2005, similar testing indicated no impairment of the Company’s tradenames existed. In December 2004, the Company determined that the recorded value of its tradename was impaired in two of its reporting units within the Other Operations segment of the Company, and a resulting impairment charge of $1,431 was recognized. The 2004 tradename impairment was limited to the Company’s Operator Services and Mobile Services reporting units. Both the 2006 and the 2004 tradename impairments were due to lower than previously anticipated revenues within the applicable reporting units.
The carrying value of the Company’s tradenames totaled $14,291 and $14,546 at December 31, 2006 and 2005, respectively. The value of the tradenames was allocated to the business segments as follows: $10,557 to the Telephone Operations and $3,734 to the Other Operations as of December 31, 2006.
The Company’s customer lists consist of an established core base of customers that subscribe to its services. In December 2006, the Company identified a decline in current and projected cash flows from customers associated with the customer lists within two of its reporting units. The Company completed an impairment test and determined that the value of its customer list was partially impaired and a resulting impairment charge of $10,985 was recognized. The customer list impairment was limited to the Company’s Operator Services and Telemarketing Services reporting units within the Other Operations segment of the Company.
The carrying amount of customer lists is as follows:

	December 31,
	2006	2005
Gross carrying amount	$156,648	$167,633
Less: accumulated amortization	(46,375)	(32,118)

Net carrying amount	$110,273	$135,515

The net carrying value of the customer lists were allocated to the business segments as follows: $107,081 to the Telephone Operations and $3,192 to the Other Operations as of December 31, 2006. The aggregate amortization expense associated with customer lists for the years ended December 31, 2006, 2005 and 2004 was $14,260, $14,290 and $11,870, respectively. Customer lists are being amortized using a weighted average life of approximately 12 years. The estimated annual amortization expense is $12,436 for each of the next five years.
10. Affiliated Transactions
Agracel, Inc., or Agracel, is a real estate investment company of which Richard A. Lumpkin, Chairman of the Company, together with his family, beneficially owns 49.7%. In addition, Mr. Lumpkin is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”). Mr. Lumpkin directly owns the remaining 50% of LATEL. The Company leases certain office and warehouse space from LATEL. The leases are triple net leases that require the Company to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes associated with the leased facilities. The Company recognized rent expense of $1,320, $1,285 and $1,251 during 2006, 2005 and 2004, respectively, in connection with these operating leases. There is no associated lease payable balance outstanding at December 31, 2006. The leases expire in September 2011.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Agracel is the sole managing member and 66.7% owner of MACC, LLC (“MACC”). Mr. Lumpkin, together with his family, owns the remainder of MACC. The Company leases certain office space from Agracel. The Company recognized rent expense in the amount of $132, $139 and $123 during 2006, 2005 and 2004, respectively, in connection with this lease.
Mr. Lumpkin, together with members of his family, beneficially owns 100% of SKL Investment Group, LLC (“SKL”). The Company charged SKL $45 in 2006 and $77 in both 2005 and 2004 for use of office space, computers, telephone service and other office related services.
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

	Year ended December 31,
	2006	2005	2004
Fees charged from First Mid-Illnois for:
Banking fees	$10	$6	$5
401K plan adminstration	100	69	77
Interest income earned by the Company on deposits at First Mid-Illinois	206	443	170
Fees charged by the Company to First
Mid-Illinois for telecommunication services	542	514	476
A wholly owned insurance brokerage subsidiary of First Mid-Illinois maintains a co-brokerage arrangement with Arthur J. Gallagher Risk Management Services, Inc. (“AJG Risk Management”). The Company paid insurance premiums of approximately $2,000, $2,210 and $2,015 during 2006, 2005 and 2004, respectively, to independent insurance providers under policies brokered by AJG Risk Management.
Prior to the IPO, the Company and certain of its subsidiaries maintained two professional services fee agreements. The agreements required the Company to pay to Richard A. Lumpkin, Chairman of the Company, Providence Equity and Spectrum Equity professional services fees to be divided equally among them, for consulting, advisory and other professional services provided to the Company. The Company recognized fees totaling $2,867 and $4,135 during 2005 and 2004, respectively, associated with these agreements. These fees are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Effective July 27, 2005, in connection with the IPO, these agreements were cancelled.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
11. Income Taxes
The components of the income tax provision are as follows:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$10,152	$240	$393
State	1,632	1,042	673

	11,784	1,282	1,066

Deferred:
Federal	(4,568)	4,972	(305)
State	(6,811)	4,681	(529)

	(11,379)	9,653	(834)

Income tax expense	$405	$10,935	$232

Following is reconciliation between the statutory federal income tax rate and the Company’s overall effective tax rate:

	Year ended December 31,
	2006	2005	2004
Statutory federal income tax rate (benefit)	35.0%	35.0%	(35.0%)
State income taxes, net of federal benefit	2.1	5.7	15.1
Stock compensation	6.4	46.4	—
Litigation settlement	—	16.6	—
Life insurance proceeds	—	(15.0)	—
Other permanent differences	3.3	4.6	28.8
Derivative instruments	—	—	24.6
Change in valuation allowance	—	4.9	(5.7)
Change in deferred tax rate	(43.8)	71.3	—
Other	—	(0.6)	(2.2)

	3.0%	168.9%	25.6%

Cash paid (refunded) for federal and state income taxes was $8,237, $613 and $(509) during 2006, 2005 and 2004, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Net deferred taxes consist of the following components:

	December 31,
	2006	2005
Current deferred tax assets:
Reserve for uncollectible accounts	$739	$1,060
Accrued vacation pay deducted when paid	1,013	1,215
Accrued expenses and deferred revenue	329	836

	2,081	3,111

Noncurrent deferred tax assets:
Net operating loss carryforwards	6,322	18,588
Pension and postretirement obligations	19,972	21,029
Alternative minimum tax credit carryforward	768	1,045
Valuation allowance	(5,349)	(16,040)

	21,713	24,622

Noncurrent deferred tax liabilities:
Goodwill and other intangibles	(29,353)	(36,862)
Derivative instruments	(1,488)	(1,443)
Partnership investment	(5,470)	(7,070)
Property, plant and equipment	(41,295)	(43,727)
Basis in investment	—	(1,748)

	(77,606)	(90,850)

Net non-current deferred tax liabilities	(55,893)	(66,228)

Net deferred income tax liabilities	$(53,812)	$(63,117)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income in increments sufficient to recognize net operating loss carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2006. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. There is an annual limitation on the use of the NOL carryforwards, however the amount of projected future taxable income is expected to allow for full utilization of the NOL carryforwards (excluding those attributable to ETFL as described below).
Consolidated Communications Holdings and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available NOL carryforwards of approximately $11,033 for federal income tax purposes to offset against future taxable income. The federal NOL carryforwards expire from 2023 to 2025.
East Texas Fiber Line Incorporated (“ETFL”), a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards of approximately $7,032 for federal income tax purposes to offset against future taxable income. The federal NOL carryforwards expire from 2008 to 2024.
The valuation allowance is primarily attributed to federal tax loss carryforwards and the deferred tax assets related to ETFL, for which no tax benefit is expected to be utilized. If it becomes evident that sufficient taxable income will be available in the jurisdictions where these deferred tax assets exist, the Company would release the valuation allowance accordingly.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
If subsequently recognized, the tax benefit attributable to $5,315 of the valuation allowance for deferred taxes would be allocated to goodwill. This valuation allowance relates primarily to pre-acquisition tax operating loss carryforwards and deferred tax assets where, it is more likely than not that the benefit will not be realized. During 2006, a portion of the valuation allowance maintained against our net deferred tax assets was reduced by $5,021 as a result of a reduction in our net deferred tax assets.
During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation on the Company was the modification of the Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5,979.
12. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2006	2005
Salaries and employee benefits	$10,255	$10,040
Taxes payable	10,399	7,946
Accrued interest	4,228	8,124
Other accrued expenses	4,517	4,266

	$29,399	$30,376

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
The following tables present the benefit obligation, plan assets and funded status of the plans:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
The change in benefit obligation
Projected benefit obligation, beginning of year	$124,334	$117,640	$55,528	$27,831	$35,747	$8,951
TXUCV acquisition	—	—	60,984	—	—	26,629
Service cost	2,024	2,699	2,930	842	910	989
Interest cost	7,012	7,003	5,902	1,346	1,638	1,579
Plan participant contributions	—	—	—	109	196	158
Plan amendments	—	—	—	—	(2,851)	(2,652)
Plan curtailments	—	(4,728)	—	—	(7,881)	(772)
Benefits paid	(6,666)	(6,722)	(7,237)	(1,150)	(1,882)	(1,747)
Administrative expenses paid	—	—	(410)	—	(141)	—
Actuarial (gain) / loss	206	8,442	(57)	(1,984)	2,095	2,612

Projected benefit obligation, end of year	$126,910	$124,334	$117,640	$26,994	$27,831	$35,747

Accumulated benefit obligation	$125,377	$115,630	$105,451

The change in plan assets
Fair value of plan assets, beginning of year	$100,446	$94,292	$50,704	$—	$—	$—
TXUCV acquisition	—	—	40,633	—	—	—
Actual return on plan assets	9,685	7,757	6,715	—	—	—
Employer contributions	402	5,372	3,887	1,041	1,827	1,589
Plan participant contributions	—	—	—	109	196	158
Administrative expenses paid	(77)	(253)	(410)	—	(141)	—
Benefits paid	(6,666)	(6,722)	(7,237)	(1,150)	(1,882)	(1,747)

Fair value of plan assets end of year	$103,790	$100,446	$94,292	$—	$—	$—

Funded status
Projected benefit obligation	$(126,910)	$(124,334)	$(117,640)	$(26,994)	$(27,831)	$(35,747)
Fair value of plan assets	103,790	100,446	94,292	—	—	—
Employer contributions after measurement date and before end of year	—	—	—	136	158	275

Funded status	(23,120)	(23,888)	(23,348)	(26,858)	(27,673)	(35,472)
Unrecognized prior service cost (credit)	(164)	—	—	(1,758)	(2,469)	918
Unrecognized net actuarial (gain) loss	1,376	3,368	(177)	1,064	2,988	(115)

Net amount recognized	$(21,908)	$(20,520)	$(23,525)	$(27,552)	$(27,154)	$(34,669)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Amounts recognized in the balance sheet consist of noncurrent liabilities	$(23,120)	$(21,250)	$(23,982)	$(26,858)	$(27,154)	$(34,669)

Amounts in accumulated other comprehensive income:
Unrecognized prior service cost (credit)	(164)	—	—	(1,758)	—	—
Unrecognized net actuarial loss	1,376	730	457	1,064	—	—

	$1,212	$730	$457	$(694)	$—	$—

Amortization of prior service credits of $13 for pension benefits and $711 for other post retirement benefits are expected to be recognized during 2007.
The Company’s pension plan weighted average asset allocations by investment category are as follows:

	December 31,
	2006	2005
Plan assets by category
Equity securities	56.3%	56.6%
Debt securities	35.9%	39.7%
Other	7.8%	3.7%

	100.0%	100.0%

The Company’s investment strategy is to maximize long-term return on invested plan assets while minimizing risk of market volatility. Accordingly, the Company targets it allocation percentage at 50% to 60% in equity funds with the remainder in fixed income funds and cash equivalents.
The Company expects to contribute approximately $1,523 to its pension plans and $1,460 to its other postretirement plans in 2007. The Company’s expected future benefit payments to be paid during the years ended December 31 are as follows:

	Pension	Other
	Benefits	Benefits
2007	$7,361	$1,460
2008	7,475	1,646
2009	7,573	1,692
2010	7,707	1,742
2011	7,871	1,821
2012 through 2016	42,313	8,649
Effective as of April 30, 2005, the Company’s Board of Directors authorized amendments to several of the Company’s benefit plans. The Consolidated Communications Texas pension plan was amended to freeze benefit accruals for all participants other than union participants and grandfathered participants. The rate of accrual for grandfathered participants in this plan was reduced. A grandfathered participant is defined as a participant age 50 or older with 20 or more years of service as of April 30, 2005. The

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
Consolidated Communications Texas retiree medical plan was amended to freeze the Company subsidy for premium coverage as of April 30, 2005 for all existing retiree participants. This plan was also amended to limit future coverage to a select group of future retires who attain at least age 55 and 15 years of service, but with no Company subsidy. The amendments to the retiree medical plan resulted in a $7,880 curtailment gain that was included in general and administrative expenses during 2005.
The following table presents the components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$2,024	$2,699	$2,930	$842	$910	$989
Interest cost	7,012	7,003	5,902	1,346	1,638	1,579
Expected return on plan assets	(7,790)	(7,383)	(6,434)	—	—	—
Curtailment gain	—	—	—	—	(7,880)	—
Other, net	544	48	(2)	(772)	(471)	(19)

Net periodic benefit cost (income)	$1,790	$2,367	$2,396	$1,416	$(5,803)	$2,549

The weighted average assumptions used in measuring the Company’s benefit obligations as of December 31, 2006, 2005 and 2004 are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	6.0%	5.9%	6.0%	6.0%	5.9%	6.0%
Compensation rate increase	3.3%	3.3%	3.5%	—	—	—
Return on plan assets	8.0%	8.0%	8.3%	—	—	—
Initial heathcare cost trend rate	—	—	—	10.0%	10.5%	10.0%
Ultimate heathcare cost rate	—	—	—	5.0%	5.0%	5.0%
Year ultimate trend rate reached	—	—	—	2011 to 2012	2011 to 2012	2010 to 2012
Weighted average actuarial assumptions used to determine the net periodic benefit cost for 2006, 2005 and 2004 are as follows: discount rate — 5.9%, 6.0% and 6.0%, expected long-term rate of return on plan assets — 8.0%, 8.0% and 8.3%, and rate of compensation increases — 3.3%, 3.5% and 3.9%, respectively.
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

	1% Increase	1% Decrease
Effect on 2006 service and interest costs	$273	$(221)
Effect on accumulated postretirement benefit obligations as of December 31, 2006	$2,813	$(2,298)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
The effects of the adoption of SFAS 158 on the Consolidated Balance Sheet at December 31, 2006 were as follows:

	Prior to	Effect of
	Adopting	Adopting
	SFAS 158	SFAS 158	As Reported
Liabilities for pension and postretirement benefit obligations	$53,669	$518	$54,187
Deferred income tax liabilities	56,087	(194)	55,893
Total liabilities	770,602	324	770,926
Accumulated other comprehensive income	2,526	(324)	2,202
Total stockholders’ equity	$115,282	$(324)	$114,958
14. Employee 401k Benefit Plans and Deferred Compensation Agreements
401k Benefit Plans
The Company sponsors several 401(k) defined contribution retirement savings plans. Virtually all employees are eligible to participant in one of these plans. Each employee may elect to defer a portion of his or her compensation, subject to certain limitations. The Company provides matching contributions based on qualified employee contributions. Total Company contributions to the plans were $2,277, $2,077 and $1,223 in 2006, 2005 and 2004, respectively.
Deferred Compensation Agreements
The Company has deferred compensation agreements with the former board of directors of TXUCV’s predecessor company, Lufkin-Conroe Communications, and certain former employees. The benefits are payable for up to 15 years or life and may begin as early as age 65 or upon the death of the participant. These plans were frozen by TXUCV’s predecessor company prior to the Company’s assumption of the related liabilities and thus accrue no new benefits to the existing participants. Company payments related to the deferred compensation agreements totaled approximately $609, $564 and $336 in 2006, 2005 and 2004, respectively. The net present value of the remaining obligations totaled approximately $4,209 and $4,781 as of December 31, 2006 and 2005, respectively, and is included in pension and postretirement benefit obligations in the accompanying balance sheet.
The Company maintains life insurance policies on certain of the participating former directors and employees. In June 2005, the Company recognized $2,800 of net proceeds in other income due to the receipt of life insurance proceeds related to the passing of a former employee. The excess of the cash surrender value of the Company’s remaining life insurance policies over the notes payable balances related to these policies totaled $1,376 and $1,259 as of December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying balance sheet.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
15. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2006	2005
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan D	464,000	425,000
Senior notes	130,000	130,000

	594,000	555,000
Less: current portion	—	—

	$594,000	$555,000

Future maturities of long-term debt as of December 31, 2006 are as follows: 2011 — $464,000 and 2012 — $130,000.
Senior Secured Credit Facility
The Company, through its wholly-owned subsidiaries, maintains a credit agreement with various financial institutions, which provides for borrowings of $494,000 consisting of a $464,000 term loan facility and a $30,000 revolving credit facility. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company. The term loan has no interim principal maturities and thus matures in full on October 14, 2011. The revolving credit facility matures on April 14, 2010.
At the Company’s election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. The applicable margin is based upon the Company’s total leverage ratio. As of December 31, 2006, the applicable margin for interest rates was 2.00% and 2.25% on LIBOR based term D loan and revolving credit facility, respectively. The applicable margin for alternative base rate loans was 1.00% per year for the term loan D facility and 1.25% for the revolving credit facility. At December 31, 2006 and 2005, the weighted average rate, including swaps, of interest on the Company’s term debt facilities was 6.61% and 5.72% per annum, respectively. Interest is payable at least quarterly.
The credit agreement contains various provisions and covenants, which include, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock, as well as, limitations on future capital expenditures. The Company has also agreed to maintain certain financial ratios, including fixed charge coverage, total net leverage and senior secured leverage ratios, all as defined in the credit agreement.
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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
On February 26, 2007, the Company entered into Amendment No. 5 to its credit facilities which provides for a decrease in the applicable margin on the entire amount of the term loan D facility from 200 basis points to 175 basis points.
Senior Notes
On April 14, 2004, the Company, through its wholly owned subsidiaries, issued $200,000 of 9 3/4% Senior Notes due on April 1, 2012. The senior notes are the Company’s senior, unsecured obligations and pay interest semi-annually on April 1 and October 1. During August 2005, proceeds from the IPO were used primarily to redeem $65,000 of the aggregate principal amount of the Senior Notes along with a redemption premium of approximately $6,338. During December 2005 an additional $5,000 of the aggregate principal amount of the Senor Notes was redeemed along with a redemption premium of approximately $488.
Some or all of the remaining senior notes may be redeemed on or after April 1, 2008. The redemption price plus accrued interest will be, as a percentage of the principal amount, 104.875% from April 1 2008 through March 31, 2009, 102.438% from April 1, 2009 through March 31, 2010 and 100% from April 1, 2010 and thereafter. In addition, holders may require the repurchase of the notes upon a change in control, as such term is defined in the indenture governing the senior notes. The indenture contains certain provisions and covenants, which include, among other items, restrictions on the ability to issue certain types of stock, incur additional indebtedness, make restricted payments, pay dividends and enter other lines of business.
Derivative Instruments
The Company maintains interest rate swap agreements that effectively convert a portion of the floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At December 31, 2006, the Company has interest rate swap agreements covering $354,126 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.26% to 5.51%. The swap agreements expire on May 19, 2007, December 31, 2008 and September 30, 2011. On December 21, 2006, the Company entered into agreements to hedge an additional $40,000 of notional floating to fixed rate swaps that will be effective as of January 2, 2007 and $110,000 that will be effective May 19, 2007 to replace swaps that are expiring. The new swaps have fixed LIBOR rates ranging from 4.81% to 4.89% and will expire equally on December 31, 2009 and December 31, 2010. After giving effect to the new swaps, 89.2% of the Company’s total debt and 86.2% of the debt outstanding under the credit facilities will be fixed rate.
The fair value of the Company’s derivative instruments, comprised solely of interest rate swaps, amounted to an asset of $3,730 and $4,117 at December 31, 2006 and 2005, respectively. The fair value is included in deferred financing costs and other assets. The Company recognized a net reduction of $295 and $13 and net increase of $228 in interest expense due to the ineffectiveness of certain swaps during 2006, 2005 and 2004, respectively, related to its derivative instruments. The change in the market value of derivative instruments, net of related tax effect, is recorded in accumulated other comprehensive income. The Company recognized comprehensive loss of $252 and comprehensive income of $2,188 and $1,105 during 2006, 2005 and 2004, respectively.
16. Restricted Share Plan
The Company maintains a Restricted Share Plan which provides for the issuance of common shares to key employees and as an incentive to enhance their long-term performance as well as an incentive to join or remain with the Company. In connection with the IPO, the Company amended and restated its Restricted Share Plan. The vesting schedule of outstanding awards was modified such that an additional 25% of the outstanding restricted shares granted became vested. The amendment and restatement also removed a call provision contained within the original plan. As a result, the accounting treatment changed from a variable plan, for which expense was

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
recognized based on a formula, to a fixed plan for which expense is recognized based upon fair value at the measurement date under the guidelines of SFAS 123R. The amendment and restatement represented a modification to the terms of the equity awards, resulting in a new measurement date and non-cash compensation expense of $6,391 as of July 27, 2005. The $6,391 represents the fair value of the vested shares as of the new measurement date. The fair value was determined based upon the IPO price of $13.00 per share. An additional $2,199 was recognized as non-cash compensation expense during the period from July 28, 2005 through December 31, 2005 and $2,482 was recognized as non-cash compensation expense during the 2006 calendar year. The measurement date value of remaining unvested shares is expected to be recognized as non-cash compensation expense over the remaining vesting period, less a provision for estimated forfeitures.
The following table presents the restricted stock activity by year:

	2006	2005	2004
Restricted shares outstanding, beginning of period	422,065	750,000	975,000
Shares granted	18,000	87,500	25,000
Shares vested	(187,000)	(408,662)	(250,000)
IPO conversion adjustment	—	(1,773)	—
Shares forfeited or retired	(4,320)	(5,000)	—

Restricted shares outstanding, end of period	248,745	422,065	750,000

The shares granted under the Restricted Share Plan are considered outstanding at the date of grant, as the recipients are entitled to dividends and voting rights. As of December 31, 2006 and 2005, there were 248,745 and 422,065 of nonvested restricted shares outstanding with a weighted average measurement date fair value of $12.95 and $12.94 per share, respectively. The 18,000 shares granted during 2006 had a weighted average measurement date fair value of $13.30 per share. Shares granted subsequent to the IPO vest at the rate of 25% per year on the anniversary of their grant date. There was approximately $3,222 of total unrecognized compensation cost related to the 248,745 nonvested shares outstanding at December 31, 2006. That cost, less an estimated allowance of $32 for forfeitures, is expected to be recognized based upon future vesting as non-cash stock compensation in the following years: 2007 — $2,460, 2008 — $335, 2009 — $335 and 2010 — $60.
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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
18. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of the following components:

	December 31,
	2006	2005
Fair value of cash flow hedges	$4,008	$4,752
Pension liability adjustments, including the impact of adopting SFAS 158 in 2006	(518)	(730)
Unrealized loss on marketable securities	—	(83)

	3,490	3,939
Deferred taxes	(1,288)	(1,637)

Accumulated other comprehensive income	$2,202	$2,302

19. Environmental Remediation Liabilities
Environmental remediation liabilities were $817 and $830 at December 31, 2006 and 2005, respectively and are included in other liabilities. These liabilities relate to anticipated remediation and monitoring costs in respect of two small, vacant sites and are undiscounted. The Company believes the amount accrued is adequate to cover its remaining anticipated costs of remediation.
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
Operating leases
The Company has entered into several operating lease agreements covering buildings and office space and equipment. Rent expense totaled $4,381, $5,047 and $4,515 in 2006, 2005 and 2004, respectively. Future minimum lease payments under existing agreements for each of the next five years and thereafter are as follows: 2007 — $3,241 2008— $2,335, 2009 — $1,914, 2010 — $1,714, 2011 — $1099, thereafter — $952.
21. Share Repurchase
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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
22. Net Income (Loss) per Common Share
The following table sets forth the computation of net income (loss) per common share:

	December 31,
	2006	2005	2004
Net income (loss) applicable to common stockholders	$13,267	$(14,725)	$(16,108)

Basic weighted average number of common shares outstanding	27,739,697	17,821,609	9,000,685
Effect of dilutive securities	430,804	—	—

Diluted weighted average number of common shares outstanding	28,170,501	17,821,609	9,000,685

Basic earnings (loss) per share	$0.48	$(0.83)	$(1.79)

Diluted earnings (loss) per share	$0.47	$(0.83)	$(1.79)

For the years ended December 31, 2005 and 2004, non-vested shares issued pursuant to the Restricted Share Plan (Note 16) are not considered outstanding for the computation of basic and diluted net loss per share as their effect was anti-dilutive.
23. Business Segments
The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations”. Telephone Operations consists of local and long distance service, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing.. All other business activities comprise “Other Operations” including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
The business segment reporting information is as follows:

	Telephone	Other
	Operations	Operations	Total
Year ended December 31, 2006:
Operating revenues	$280,334	$40,433	$320,767
Cost of services and products	71,742	26,351	98,093

	208,592	14,082	222,674
Operating expenses	83,393	11,300	94,693
Intangible assets impairment	—	11,240	11,240
Depreciation and amortization	62,064	5,366	67,430

Operating income (loss)	$63,135	$(13,824)	$49,311

Capital expenditures	$33,388	$—	$33,388

Year ended December 31, 2005:
Operating revenues	$282,285	$39,144	$321,429
Cost of services and products	75,884	25,275	101,159

	206,401	13,869	220,270
Operating expenses	89,043	9,748	98,791
Depreciation and amortization	62,254	5,125	67,379

Operating income (loss)	$55,104	$(1,004)	$54,100

Capital expenditures	$30,464	$630	$31,094

Year ended December 31, 2004:
Operating revenues	$230,401	$39,207	$269,608
Cost of services and products	56,339	24,233	80,572

	174,062	14,974	189,036
Operating expenses	77,123	10,832	87,955
Intangible assets impairment	—	11,578	11,578
Depreciation and amortization	49,061	5,461	54,522

Operating income (loss)	$47,878	$(12,897)	$34,981

Capital expenditures	$28,779	$1,231	$30,010

As of December 31, 2006:
Goodwill	$308,850	$7,184	$316,034

Total assets	$865,233	$24,346	$889,579

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)
24. Quarterly Financial Information (unaudited)

	March 31	June 30	September 30	December 31
2006
Revenues	$79,426	$79,340	$80,323	$81,678
Operating expenses:
Cost of services and products	24,673	23,951	24,140	25,329
Selling, general and administrative expenses	22,512	24,671	23,764	23,746
Intangible assets impairment	—	—	—	11,240
Depreciation and amortization	17,071	16,844	16,961	16,554

Total operating expenses	64,256	65,466	64,865	76,869

Income from operations	15,170	13,874	15,458	4,809
Other expenses, net	8,694	8,738	9,530	8,677

Income (loss) before income taxes	6,476	5,136	5,928	(3,868)
Income tax expense (benefit)	2,928	(3,089)	3,913	(3,347)

Net income (loss)	$3,548	$8,225	$2,015	$(521)

Net income (loss) per common share	$0.12	$0.28	$0.07	$(0.02)

2005
Revenues	$79,772	$78,264	$82,168	$81,225
Operating expenses:
Cost of services and products	24,417	24,353	25,953	26,436
Selling, general and administrative expenses	26,196	16,902	32,419	23,274
Depreciation and amortization	16,818	17,114	16,920	16,527

Total operating expenses	67,431	58,369	75,292	66,237

Income from operations	12,341	19,895	6,876	14,988
Other expenses, net	11,054	8,351	18,371	9,851

Income (loss) before income taxes	1,287	11,544	(11,495)	5,137
Income tax expense (benefit)	586	4,385	(1,270)	7,234

Net income (loss)	701	7,159	(10,225)	(2,097)
Dividends on redeemable preferred shares	(4,623)	(4,498)	(1,142)	—

Net income (loss) applicable to common shareholders	$(3,922)	$2,661	$(11,367)	$(2,097)

Net income (loss) per common share	$(0.42)	$0.27	$(0.49)	$(0.07)

Notes:
During the second quarter of 2006, the State of Texas enacted new tax legislation which resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5,979 .
Amendments to one of the Company’s retiree medical and life insurance plans resulted in a $7,880 curtailment gain that was included in general and administrative expenses during the quarter ended June 30, 2005.
In June 2005, the Company recognized $2,800 of net proceeds in other income due to the receipt of key man life insurance proceeds relating to the passing of a former employee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006, the end of the Company’s fiscal year, and determined that, as of December 31, 2006, such controls and procedures were effective in timely making known to them material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s fourth quarter of 2006 there were no changes which would have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10K.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer. The text of the Company’s code of ethics is posted on its website at www.Consolidated.com within the Corporate Governance portion of the Investor Relations section.
Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 8, 2007, which proxy statement will be filed within 120 days of the end of our fiscal year.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 8, 2007, which proxy statement will be filed within 120 days of the end of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 8, 2007, which proxy statement will be filed within 120 days of the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 8, 2007, which proxy statement will be filed within 120 days of the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 8, 2007, which proxy statement will be filed within 120 days of the end of our fiscal year.

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
Schedule II — Valuation Reserves is set forth below.
The financial statements of the Registrant’s 50% or less owned companies that are deemed to be material under Rule 3-09 of Regulation S-X include GTE Mobilnet of Texas RSA #17 Limited Partnership are also set forth below.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
SCHEDULE II — VALUATION RESERVES
(Dollars in thousands)

	December 31,
	2006	2005	2004
Allowance for Doubtful Accounts:
Balance at beginning of year	$2,825	$2,613	$1,837
TXUCV acquisition	—	—	1,316
Provision charged to expense	5,059	4,480	4,666
Write-offs, less recoveries	(5,774)	(4,268)	(5,206)

Balance at end of year	$2,110	$2,825	$2,613

Inventory reserves:
Balance at beginning of year	$630	$549	$143
TXUCV acquisition	—	264	328
Provision charged to expense	—	70	126
Write-offs	(201)	(253)	(48)

Balance at end of year	$429	$630	$549

Income tax valuation allowance:
Balance at beginning of year	$16,040	$17,136	$—
TXUCV acquisition	—	—	12,331
Adjustment to goodwill	—	(1,413)	6,142
Reduction of related deferred tax asset	(5,021)	—	—
Provision charged to expense	(283)	317	(52)
Release of valuation allowance	(5,387)	—	(1,285)

Balance at end of year	$5,349	$16,040	$17,136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of GTE Mobilnet of Texas #17 Limited Partnership:
We have audited the accompanying balance sheets of GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 23, 2007

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Dollars in Thousands)

ASSETS	2006	2005
CURRENT ASSETS:
Accounts receivable, net of allowance of $329 and $385	$2,602	$2,382
Unbilled revenue	1,047	909
Due from General Partner	10,747	6,835
Prepaid expenses and other current assets	13	14

Total current assets	14,409	10,140
PROPERTY, PLANT AND EQUIPMENT—Net	34,399	29,183

TOTAL ASSETS	$48,808	$39,323

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,844	$2,105
Advance billings and customer deposits	621	617

Total current liabilities	2,465	2,722

LONG TERM LIABILITIES	246	137

Total liabilities	2,711	2,859
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
PARTNERS’ CAPITAL	46,097	36,464

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$48,808	$39,323

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Related Parties):
Service revenues	$45,295	$38,399	$32,687
Equipment and other revenues	4,003	3,633	2,516

Total operating revenues	49,298	42,032	35,203

OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Related Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	13,536	12,316	9,899
Cost of equipment	3,709	3,336	2,490
Selling, general and administrative	12,401	11,417	10,144
Depreciation and amortization	4,491	4,004	3,034

Total operating costs and expenses	34,137	31,073	25,567

OPERATING INCOME	15,161	10,959	9,636

OTHER INCOME:
Interest income, net	472	301	480

Total other income	472	301	480

NET INCOME	$15,633	$11,260	$10,116

Allocation of Net Income:
Limited partners	$12,504	$9,007	$8,093
General partner	$3,129	$2,253	$2,023
See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	General
	Partner	Limited Partners
	San	Eastex		Consolidated	ALLTEL	San
	Antonio	Telecom	Telecom	Communications	Communications	Antonio	Total
	MTA,	Investments,	Supply,	Transport	Investments,	MTA,	Partners'
	L.P.	L.P.	Inc.	Company	Inc.	L.P.	Capital
BALANCE—January 1, 2004	$4,416	$3,760	$3,760	$3,760	$3,760	$2,632	$22,088
Distributions	(1,000)	(851)	(851)	(851)	(851)	(596)	(5,000)
Net income	2,023	1,722	1,722	1,722	1,722	1,205	10,116

BALANCE—December 31, 2004	5,439	4,631	4,631	4,631	4,631	3,241	27,204
Distributions	(400)	(341)	(341)	(341)	(341)	(236)	(2,000)
Net income	2,253	1,917	1,917	1,917	1,917	1,339	11,260

BALANCE—December 31, 2005	7,292	6,207	6,207	6,207	6,207	4,344	36,464
Distributions	(1,201)	(1,021)	(1,021)	(1,021)	(1,021)	(715)	(6,000)
Net income	3,129	2,660	2,660	2,660	2,660	1,864	15,633

BALANCE—December 31, 2006	$9,220	$7,846	$7,846	$7,846	$7,846	$5,493	$46,097

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,633	$11,260	$10,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,491	4,004	3,034
Provision for losses on accounts receivable	717	931	793
Changes in certain assets and liabilities:
Accounts receivable	(937)	(1,252)	(934)
Unbilled revenue	(138)	(197)	(179)
Prepaid expenses and other current assets	1	(3)	2
Accounts payable and accrued liabilities	76	283	76
Advance billings and customer deposits	4	77	85
Long term liabilities	109	137	—

Net cash provided by operating activities	19,956	15,240	12,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(10,044)	(10,064)	(11,847)
Change in due from General Partner, net	(3,912)	(3,176)	3,854

Net cash used in investing activities	(13,956)	(13,240)	(7,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(6,000)	(2,000)	(5,000)

Net cash used in financing activities	(6,000)	(2,000)	(5,000)

CHANGE IN CASH	—	—	—
CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for Capital Expenditures	$214	$879	$251
See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
1.	ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas #17 Limited Partnership—GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) was formed on June 13, 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

The partners and their respective ownership percentages as of December 31, 2006, 2005 and 2004 are as follows:

General Partner:
San Antonio MTA, L.P.*	20.0000%
Limited Partners:
Eastex Telecom Investments, L.P.	17.0213%
Telecom Supply, Inc.	17.0213%
Consolidated Communications Transport Company	17.0213%
ALLTEL Communications Investments, Inc.	17.0213%
San Antonio MTA, L.P.*	11.9148%
*San Antonio MTA, L.P. (“General Partner”) is a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.
2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, fair value of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition—The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Staff Accounting Bulletin No. 104, Revenue Recognition.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
Operating Costs and Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. The General Partner believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).
Income Taxes—The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and would be reported by them individually.
Inventory—Inventory is owned by Cellco and held on consignment by the Partnership. Such consigned inventory is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying Statements of Operations.
Allowance for Doubtful Accounts—The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.
Property, Plant and Equipment—Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices (“MTSOs”) and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.
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
FCC Licenses - The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in December 2009. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.
Valuation of Assets— Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
As discussed above, the FCC license under which the Partnership operates is recorded on the books of Cellco. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $76 related to the spectrum lease, as discussed in Note 5). However, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Accordingly, the FCC licenses, including the license under which the Partnership operates, recorded on the books of Cellco are evaluated for impairment by Cellco, under the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.
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
On September 29, 2004, the SEC issued a Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill. This Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, Business Combinations, effective for all business combinations completed after September 29, 2004. Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.
Cellco evaluated its wireless licenses for potential impairment using a direct value methodology as of December 15, 2006 and December 15, 2005 in accordance with SEC Staff Announcement No. D-108. The valuation and analyses prepared in connection with the adoption of a direct value method and subsequent revaluation resulted in no adjustment to the carrying value of Cellco’s wireless licenses and, accordingly, had no effect on its financial statements. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.
Concentrations—To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.
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

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
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
Financial Instruments—The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.
Due from General Partner—Due from General Partner principally represents the Partnership’s cash position. Cellco manages, on behalf of the General Partner, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from General Partner is reflected as an investing activity or a financing activity in the Statements of Cash Flows depending on whether it represents a net asset or net liability for the Partnership.
Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.4%, 4.8% and 5.9% for the years ended December 31, 2006, 2005 and 2004, respectively. Included in net interest income is interest income of $477, $308 and $488 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the due from General Partner.
Distributions — The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.
Recently Issued Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles, and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Partnership is required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. The Partnership is currently evaluating the impact this new standard will have on its financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2006 and 2005:

	Useful lives	2006	2005
Buildings and improvements	10-40 years	$13,921	$9,991
Cellular plant equipment	3-15 years	44,850	40,320
Furniture, fixtures and equipment	2-5 years	106	65
Leasehold improvements	5 years	2,411	1,657

		61,288	52,033
Less accumulated depreciation and amortization		26,889	22,850

Property, plant and equipment, net		$34,399	$29,183

Capitalized network engineering costs of $641 and $389 were recorded during the years ended December 31, 2006 and 2005, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $1,909 and $2,504 at December 31, 2006 and 2005, respectively. Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4,491, $4,004 and $3,034, respectively.
4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2006	2005
Accounts payable	$964	$1,228
Non-income based taxes and regulatory fees	640	599
Accrued commissions	240	278

Accounts payable and accrued liabilities	$1,844	$2,105

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Service revenues (a)	$15,819	$12,758	$10,243
Equipment and other revenues (b)	(278)	(53)	(234)
Cost of service (c)	10,838	9,558	7,566
Cost of equipment (d)	531	368	349
Selling, general and administrative (e)	6,712	5,648	5,430
(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, paging, data and allocated contra-revenues including revenue concessions.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
(b)	Equipment and other revenues include sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, paging, switch usage and allocated cost of telecom, long distance and handset applications.

(d)	Cost of equipment includes handsets, accessories, and upgrades and allocated warehousing and freight.

(e)	Selling, general and administrative expenses include commissions and billing, and allocated office telecom, customer care, billing, salaries, sales and marketing, advertising, and commissions.
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
The Partnership had net purchases involving plant, property, and equipment with affiliates of $2,695, $3,269 and $8,050 in 2006, 2005 and 2004, respectively.
On January 1, 2005, the Partnership entered into a lease agreement for the right to use additional spectrum owned by Cellco. The initial term of this agreement was one year, with annual renewal terms. The Partnership renewed the lease for the year ended December 31, 2007. The annual lease commitment of $76 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments, other than the $76, have been entered into by the Partnership as of December 31, 2006.
6.	COMMITMENTS

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2006, 2005 and 2004, the Partnership recognized a total of $1,601, $1,575 and $988, respectively, as rent expense related to payments under these operating leases, which was included in cost of service in the accompanying Statements of Operations.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount
2007	$1,539
2008	1,509
2009	1,458
2010	603
2011	315
2012 and thereafter	918

Total minimum payments	$6,342

From time to time the General Partner enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.
7.	CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2006 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)
8. RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year
Accounts Receivable Allowances:
2006	$385	$717	$(773)	$329
2005	268	931	(814)	385
2004	244	793	(769)	268
******

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)
Date: March 5, 2007	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated thereunto duly authorized as of March 5, 2007.

Signature	Title

/s/ Robert J. Currey Robert J. Currey	President , Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven L. Childers Steven L. Childers	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Lumpkin Richard A. Lumpkin	Chairman of the Board of Directors

/s/ Jack W. Blumenstein Jack W. Blumenstein	Director

/s/ Roger H. Moore Roger H. Moore	Director

/s/ Maribeth S. Rahe Maribeth S. Rahe	Director

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated January 15, 2004, between Pinnacle One Partners, L.P. and Consolidated Communications Acquisitions Texas Corp. (f/k/a Homebase Acquisition Texas Corp.) (incorporated by reference to Exhibit 2.1 to Form S-4 dated October 26, 2004).

2.2	Reorganization Agreement, dated July 21, 2005, among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC, and the equity holders named therein (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 2, 2005).

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

4.2	Indenture, dated April 14, 2004, by and among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC and Wells Fargo Bank, N.A., as Trustee, with respect to the 9 3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Form S-4 dated October 26, 2004).

10.1	Second Amended and Restated Credit Agreement, dated February 23, 2005, among Consolidated Communications Illinois Holdings, Inc., as Parent Guarantor, Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc., as Co-Borrowers, the lenders referred to therein and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to Form S-1 dated May 19, 2005).

10.2	Amendment No. 1, dated April 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, and Waiver under the Existing Credit Agreement among Consolidated Communications Illinois Holdings Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to Form S-1 dated May 19, 2005).

10.3	Amendment No. 2, dated as of June 3, 2005, to the (i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004 and (ii) the Second Amended and Restated Credit Agreement, dated as of February 23, 2005, as amended on April 22, 2005, among Homebase Acquisition, LLC, Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to Form S-1 dated June 8, 2005).

10.4	Amendment No. 3, dated as of November 25, 2005, to the (i) Credit Agreement dated as of April 14, 2004, as amended and restated as of October 22, 2004, (ii) the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended on April 22, 2005 and as further amended June 3, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the lenders referred to therein as Citicorp North America, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description

10.5	Form of Amended and Restated Pledge Agreement, dated as of February 23, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors named therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to Form S-1 dated May 13, 2005).

10.6	Form of Amended and Restated Security Agreement, dated as of February 23, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., the subsidiary guarantors name therein and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to Form S-1 dated May 13, 2005).

10.7	Form of Amended and Restated Guarantee Agreement, dated as of February 23, 2005, among Consolidated Communications Holdings, Inc., Consolidated Communications Acquisition Texas, each subsidiary of each of Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc. signatory thereto and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to Form S-1 dated May 13, 2005).

10.8	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Consolidated Market Response, Inc. (incorporated by reference to Exhibit 10.11 to Form S-4 dated October 26, 2004).

10.9	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.12 to Form S-4 dated October 26, 2004).

10.10	Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company (incorporated by reference to Exhibit 10.13 to Form S-4 dated October 26, 2004).

10.11	Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002 (incorporated by reference to Exhibit 10.14 to Form S-4 dated October 26, 2004).

10.12	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

10.13	Form of 2005 Long-term Incentive Plan (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

10.14	Stock Repurchase Agreement, dated July 13, 2006, by and among Consolidated Communications Holdings, Inc., Providence Equity Partners IV L.P. and Providence Equity Operating Partners IV L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 17, 2006).

10.15	Amendment No. 4, dated as of July 28, 2006, to the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended as of April 22, 2005, June 3, 2005 and November 25, 2005, among the Company, Consolidated Communications Inc. and Consolidated Communications Acquisition Texas, Inc., as borrowers, the lenders referred to therein and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.01 to Form 8-K dated August 2, 2006).

Exhibit
Number	Description

10.16	Form of Employment Security Agreement with certain of the Company’s executive officers (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 23, 2007).

10.17	Executive Long-Term Incentive Program, effective as of February 20, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 23, 2007).

21	List of Subsidiaries of Consolidated Communications Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.