Form 10-Q
period 2007-03-31
Consolidated Communications Holdings, Inc.
filed 2007-05-10
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
121 South 17th Street
Mattoon, Illinois 61938-3987
(Address of principal executive offices and zip code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer”) in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 1, 2007 was 26,130,618.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$82,980	$79,426
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	25,629	24,673
Selling, general and administrative expenses	22,299	22,512
Depreciation and amortization	16,629	17,071

Income from operations	18,423	15,170
Other income (expense):
Interest income	214	186
Interest expense	(11,614)	(10,228)
Investment income	1,443	1,585
Minority interest	(172)	(181)
Other, net	12	(56)

Income before income taxes	8,306	6,476
Income tax expense	3,687	2,928

Net income	4,619	3,548

Net income per common share -
basic and diluted	$0.18	$0.12

Cash dividends declared per common share	$0.39	$0.39

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,103	$26,672
Accounts receivable, net of allowance of $1,841 and $2,110, respectively	35,788	34,396
Inventories	3,846	4,170
Deferred income taxes	2,081	2,081
Prepaid expenses and other current assets	8,728	6,898

Total current assets	76,546	74,217
Property, plant and equipment, net	309,187	314,381
Intangibles and other assets:
Investments	40,512	40,314
Goodwill	316,034	316,034
Customer lists, net	107,039	110,273
Tradenames	14,291	14,291
Deferred financing costs and other assets	17,820	20,069

Total assets	$881,429	$889,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,884	$11,004
Advance billings and customer deposits	18,485	15,303
Dividends payable	10,048	10,040
Accrued expenses	27,289	29,399

Total current liabilities	63,706	65,746
Long-term debt	594,000	594,000
Deferred income taxes	55,027	55,893
Pension and postretirement benefit obligations	54,422	54,187
Other liabilities	1,619	1,100

Total liabilities	768,774	770,926

Minority interest	3,867	3,695

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares, authorized, 26,130,618 and 26,001,872 issued and outstanding, respectively	261	260
Paid in capital	200,603	199,858
Accumulated deficit	(92,796)	(87,362)
Accumulated other comprehensive income	720	2,202

Total stockholders’ equity	108,788	114,958

Total liabilities and stockholders’ equity	$881,429	$889,579

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$4,619	$3,548
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,629	17,071
Provision for bad debt losses	847	1,226
Deferred income tax	(866)	4,357
Partnership income	(563)	(1,559)
Non-cash stock compensation	734	625
Minority interest in net income of subsidiary	172	181
Amortization of deferred financing costs	828	810
Changes in operating assets and liabilities:
Accounts receivable	(2,239)	(1,639)
Inventories	324	(382)
Other assets	(1,220)	(2,861)
Accounts payable	(3,120)	(4,207)
Accrued expenses and other liabilities	1,826	(2,809)

Net cash provided by operating activities	17,971	14,361

INVESTING ACTIVITIES
Capital expenditures	(8,187)	(8,523)

Net cash used in investing activities	(8,187)	(8,523)

FINANCING ACTIVITIES
Proceeds from issuance of stock	12	—
Payment of deferred financing costs	(320)	—
Dividends on common stock	(10,045)	(11,540)

Net cash used in financing activities	(10,353)	(11,540)

Net decrease in cash and cash equivalents	(569)	(5,702)
Cash and cash equivalents at beginning of period	26,672	31,409

Cash and cash equivalents at end of period	$26,103	$25,707

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2007
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total
Balance, January 1, 2007	26,001,872	$260	$199,858	$(87,362)	$2,202	$114,958
Net income	—	—	—	4,619	—	4,619
Dividends on common stock	—	—	—	(10,053)	—	(10,053)
Isuance of Common stock	662	1	11			12
Shares issued under employee plan, net of forfeitures	128,084			—	—	—
Non-cash stock compensation	—	—	734	—	—	734
Change in fair value of cash flow hedges, net of $757 of tax	—	—	—	—	(1,482)	(1,482)

Balance, March 31, 2007	26,130,618	$261	$200,603	$(92,796)	$720	$108,788

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2007 and 2006
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 231,818 local access lines, 55,961 digital subscriber lines (“DSL”) and 8,366 Internet protocol television (“IPTV”) lines, Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, IPTV, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing and wholesale transport services on a fiber optic network in Texas. The Company also operates a number of complementary businesses, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
2. Presentation of Interim Financial Statements
These unaudited interim condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. These interim statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) guidelines and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006, which were included in our annual report on Form 10-K previously filed with the SEC.
3. Recent Accounting Pronouncements
In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007 with no impact on its results of operations or financial condition.
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
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt SFAS 158 effective as December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. The adoption of SFAS 158 resulted in a $518 net increase in the Company’s combined pension and post retirement benefit liabilities as of December 31, 2006 and a decrease to accumulated other comprehensive income of $324 net of $194 of taxes.

4. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	March 31,	December 31,
	2007	2006
Telephone Operations	$308,850	$308,850
Other Operations	7,184	7,184

	316,034	316,034

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	March 31,	December 31,
	2007	2006
Gross carrying amount	$156,648	$156,648
Less: accumulated amortization	(49,609)	(46,375)

Net carrying amount	$107,039	$110,273

The aggregate amortization expense associated with customer lists was $3,234 and $3,573 for the three months ended March 31, 2007 and 2006, respectively. Customer lists are being amortized using a weighted average life of approximately 12.0 years.
5. Pension Costs and Other Postretirement Benefits
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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three months ended March 31,
Service cost	$345	$557	$220	$116
Interest cost	1,172	1,496	385	232
Expected return on plan assets	(1,236)	(1,623)	—	(36)
Other, net	41	9	(247)	15

Net periodic benefit cost	$322	$439	$357	$327

6. Long-Term Debt and Common Stock Repurchase
Long-term debt consists of the following:

	March 31,	December 31
	2007	2006
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan D	464,000	464,000
Senior notes	130,000	130,000

	594,000	594,000
Less: current portion	—	—

	$594,000	$594,000

On February 26, 2007, the Company entered into Amendment No. 5 to its credit facilities. The Amendment provides for a decrease in the applicable margin on the entire amount of the term loan D facility from 200 basis points to 175 basis points on Eurodollar loans and from 100 basis points to 75 basis points on alternative base rate loans, as well as an amendment to change the date, from November 15, 2006 to February 26, 2008, prior to which the Company must pay a prepayment fee in connection with any prepayment under the Credit Agreement.
7. Derivative Instruments
The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2007, the Company had interest rate swap agreements covering $392,661 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.3% to 5.5%. The swap agreements expire on various dates ranging from May 19, 2007 to September 30, 2011.
The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to an asset of $1,491 and $3,730 at March 31, 2007 and December 31, 2006, respectively. The fair value is included in Other Assets and Other Liabilities. The Company recognized a net reduction of $42 and $73 in interest expense during the three months ended March 31, 2007 and 2006, respectively, related to its derivative instruments. The change in the fair value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income. The Company recognized comprehensive income of $1,482 and $2,434 during the three months ended March 31, 2007 and 2006, respectively.

8. Restricted Share Plan
The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2006	248,745
Shares granted	135,584
Shares vested	(4,500)
Shares forfeited or retired	(7,500)

Restricted shares outstanding, March 31, 2007	372,329

The Company recognized non-cash compensation expense associated with the restricted shares totaling $734 and $625 for the three months ended March 31, 2007 and 2006, respectively. The non-cash compensation expense is included in Selling, General and Administrative Expenses in the accompanying statements of income.
9. Income Taxes
The Company adopted FIN 48 effective January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns are years 2002 through 2006. The implementation of FIN 48 did not impact the amount of the liability for unrecognized tax benefits. As of January 1, 2007, the amount of unrecognized tax benefits was $5.6 million, the recognition of which would have no effect on the effective tax rate. In addition, the Company did not record a cumulative effect upon adoption of FIN 48. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. For the quarter ended March 31, 2007, $0.1 million of interest and penalties were included in both the Condensed Consolidated Statement of Income and the Condensed Consolidated Balance Sheet. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. There were no material changes to any of these amounts during the first quarter of 2007. The following table sets forth the computation of our effective tax rate by period:

	Three Months Ended
	March 31,
	2007	2006
Income before income taxes	$8,306	$6,476
Income tax expense	3,687	2,928
Effective tax rate	44.4%	45.2%
Provision for income taxes increased by 27.6%, or $0.8 million, to $3.7 million for the three months ended March 31, 2007 compared to $2.9 million during the same period in 2006. The effective tax rate was 44.4% and 45.2%, for 2007 and 2006, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.

10. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended
	March 31,
	2007	2006
Basic:
Net income applicable to common stockholders	$4,619	$3,548
Weighted average number of common shares outstanding	25,756,643	29,353,106

Net income per common share	$0.18	$0.12

Diluted:
Net income applicable to common stockholders	$4,619	$3,548
Weighted average number of common shares outstanding	26,029,228	29,788,518

Net income per common share	$0.18	$0.12

Non-vested shares issued pursuant to the Restricted Share Plan (Note 8) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights.
11. Other Comprehensive Income
The following table presents the components of comprehensive income:

	Three Months Ended
	March 31,
	2007	2006
Net income	$4,619	$3,548
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	49
Change in fair value of cash flow hedges, net of tax	(1,482)	2,434

Total comprehensive income	$3,137	$6,031

12. Business Segments
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
In the first quarter of 2007, based upon a review of its internal cost allocations, the Company changed its method of allocating certain employee costs, resulting in increased costs to the Other Operations Segment. This change gives management a more complete picture of the profitability of each business. The 2006 financial results for each segment have been reclassified to reflect this change.

	Telephone	Other
	Operations	Operations	Total
Three months ended March 31, 2007:
Operating revenues	$72,512	$10,468	$82,980
Cost of services and products	18,344	7,285	25,629

	54,168	3,183	57,351
Operating expenses	18,938	3,361	22,299
Depreciation and amortization	16,012	617	16,629

Operating income (loss)	$19,218	$(795)	$18,423

Three months ended March 31, 2006:
Operating revenues	$69,357	$10,069	$79,426
Cost of services and products	18,162	6,511	24,673

	51,195	3,558	54,753
Operating expenses	18,982	3,530	22,512
Depreciation and amortization	15,697	1,374	17,071

Operating income (loss)	$16,516	$(1,346)	$15,170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We present below Management’s Discussion and Analysis of Financial Condition and Results of Operations of Consolidated Communications Holdings, Inc. and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with our historical financial statements and related notes contained elsewhere in this Report.
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois and Texas;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services and subsidies;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations; and

•	the additional risk factors outlined in Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, which we refer to as Digital Subscriber Line or DSL, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing, dial-up internet access, and wholesale transport services on a fiber optic network in Texas. In addition, we launched our Internet Protocol digital video service, which we refer to as IPTV, in selected Illinois markets in 2005, selected Texas markets in August 2006 and the remainder of our Texas markets in March 2007. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
Share Repurchase and Credit Facility Amendments
On July 28, 2006, we completed the repurchase of 3,782,379 shares of our common stock, from Providence Equity for $56.7 million, or $15.00 per share. This represented 12.7% of our total shares outstanding. The repurchase was funded with $17.7 million of cash on hand and $39.0 million of new borrowings under our existing credit facility. Upon completion of the share repurchase, neither of our original equity sponsors remained as a shareholder.
The effect of the transaction was an annual increase of $3.0 million of cash flow due to the:
•	reduction in our annual dividend obligation of $5.9 million;

•	an increase in our after tax net cash interest of $2.9 million due to the increased borrowings incurred, an increase in the interest rate on our credit facility of 25 basis points and a decrease of cash on hand.
As discussed in footnote 6 to the financial statements the credit facility was amended in February 2007 to reduce the interest rate on the Company’s borrowings to the levels that were in place prior to the share repurchase.
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

Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 231,818, 233,689 and 240,959 local access lines in service as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, VOIP offerings from cable television operators. We have not been immune to these conditions. We also lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of March 31, 2007, December 31, 2006 and March 31, 2006, we had 7,525, 7,756 and 8,722 second lines, respectively. The disconnection of second lines represented 13.5% and 46.4% of our residential line loss in 2007 and 2006, respectively. We expect to continue to experience modest erosion in access lines.
We have mitigated the decline in local access lines and increased average revenue per access line by focusing on the following:
•	aggressively promoting DSL service;

•	bundling value-adding services, such as DSL or IPTV, with a combination of local service, custom calling features, voicemail and Internet access;

•	maintaining excellent customer service standards, particularly as we introduce new services to existing customers; and

•	keeping a strong local presence in the communities we serve.
We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. To that end, a major area of focus has been on launching our “triple play” offering which includes local service, DSL and IPTV. As of the end of the first quarter, 2007, we have now launched our IPTV offering across all markets in both Illinois and Texas. In both states, the initial roll-out was initiated in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle. We launched IPTV in our key Illinois markets in September 2005. In August 2006 we introduced IPTV service in selected Texas markets and in the first quarter of 2007 we introduced the product in our remaining Texas markets. As of March 31, 2007 IPTV was available to approximately 107,000 homes in our markets. Our IPTV subscriber base has grown from 6,954 as of December 31, 2006 to 8,366 as of March 31, 2007 and approximately 90% of our IPTV subscribers take the “triple play.”. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois and Texas regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.
Because of our promotional efforts, the number of DSL subscribers we serve grew substantially. We had 55,961, 52,732 and 43,713 DSL lines in service as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Currently over 92% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 33.6% of our primary residential access lines at March 31, 2007.
We have also been successful in generating Telephone Operations revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 44,728, 43,175 and 39,036 at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
The following sets forth several key metrics as of the end of the periods presented:

	March 31,	December 31,	March 31,
	2007	2006	2006
Local access lines in service:
Residential	153,640	155,354	161,322
Business	78,178	78,335	79,637

Total local access lines	231,818	233,689	240,959
IPTV subscribers	8,366	6,954	3,514
DSL subscribers	55,961	52,732	43,713

Total connections	296,145	293,375	288,186

Long distance lines	149,318	148,181	145,795
Dial-up subscribers	11,128	11,942	14,623
Service bundles	44,728	43,175	39,036
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
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the three months ended March 31, 2007 and 2006 we spent $0.2 million, and $0.3 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems). We expect to continue the integration of our Illinois and Texas billing systems through September 2007.
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

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$21.3	25.7%	$21.4	27.0%
Network access services	18.3	22.0	17.0	21.4
Subsidies	11.6	14.0	12.2	15.4
Long distance services	3.6	4.3	3.7	4.7
Data and internet services	8.6	10.4	7.2	9.1
Other services	9.1	11.0	7.8	9.8

Total Telephone Operations	72.5	87.3	69.3	87.3
Other Operations	10.5	12.7	10.1	12.7

Total operating revenues	83.0	100.0	79.4	100.0

Expenses
Operating expenses
Telephone Operations	37.4	45.1	37.1	46.7
Other Operations	10.6	12.8	10.0	12.6
Depreciation and amortization	16.6	20.0	17.1	21.5

Total operating expenses	64.6	77.8	64.2	80.9

Income from operations	18.4	22.2	15.2	19.1
Interest expense, net	(11.4)	(13.7)	(10.0)	(12.6)
Other income, net	1.3	1.6	1.2	1.5
Income tax expense	(3.7)	(4.5)	(2.9)	(3.7)

Net income	$4.6	5.5%	$3.5	4.4%

Segments
In accordance with the reporting requirement of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.
Results of Operations
Revenues
Our revenues increased by 4.5%, or $3.6 million, to $83.0 million for the three months ended March 31, 2007, from $79.4 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Revenues
Local calling services revenues decreased by 0.5%, or $0.1 million, to $21.3 million for the three months ended March 31, 2007 compared to $21.4 million in during the same period in 2006. The decrease is primarily due to the decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”

Network access services revenues increased by 7.6%, or $1.3 million, to $18.3 million for the three months ended March 31, 2007 compared to $17.0 million during the same period in 2006. The increase was primarily attributable to an increase in switched access rates associated with our 2006 tariff filing and the receipt of $0.7 million as settlement of an outstanding billing claim.
Subsidies revenues decreased by 4.9%, or $0.6 million, to $11.6 million for the three months ended March 31, 2007 compared to $12.2 million during the same period in 2006. The change is primarily due to a decrease in the interstate common line revenue requirement.
Long distance services revenues decreased by 2.7%, or $0.1 million, to $3.6 million for the three months ended March 31, 2007 compared to $3.7 million during the same period in 2006. The change was primarily driven by a decrease in the average rate per minute being charged for the services. As part of our bundling strategy we increased the number of long distance lines by 2.4% from March 31, 2006 to March 31, 2007, which partially offset the decline in rates.
Data and Internet revenues increased by 19.4%, or $1.4 million, to $8.6 million for the three months ended March 31, 2007 compared to $7.2 million during the same period in 2006. The revenue increase was due to increased DSL and IPTV penetration. The number of DSL lines in service increased to 55,961 on March 31, 2007 from 43,713 as of March 31, 2006. IPTV customers increased to 8,366 as of March 31, 2007 from 3,514 on March 31, 2006.
Other Services revenues increased by 16.7%, or $1.3 million, to $9.1 million for the three months ended March 31, 2007 compared to $7.8 million during the same period in 2006. Higher directory publishing revenues accounted for $0.4 million of the increase, while increased usage of our transport network resulted in a $0.3 million increase in revenue. We also recognized $0.1 million related to the settlement of a billing dispute. The remainder of the increase is comprised of other miscellaneous items including increased fees resulting from the institution of finance charges for late payments.
Other Operations Revenue
Other Operations revenues increased by 4.0%, or $0.4 million, to $10.5 million for the three months ended March 31, 2007 compared to $10.1 million during the same period in 2006. Revenues from our telemarketing and order fulfillment business increased by $0.2 million and revenues from equipment sales rose by $0.1 million.
Operating Expenses
Our operating expenses increased by 0.6%, or $0.4 million, to $64.6 million for the three months ended March 31, 2007 compared to $64.2 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 0.8%, or $0.3 million, to $37.4 million for the three months ended March 31, 2007 compared to $37.1 million during the same period in 2006. The continued ramp up of video in our Illinois markets and the roll-out of video in our Texas markets caused an increase of $1.1 million. Partially offsetting these expenses were a decrease of approximately $0.6 million in wages and benefits resulting from headcount reductions, and a $0.1 million decrease in our bad debt expense.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 6.0%, or $0.6 million, to $10.6 million for the three months ended March 31, 2007 compared to $10.0 million during the same period in 2006. Our telemarketing and order fulfillment business and our equipment sales business experienced increased costs resulting from higher revenues.

Depreciation and Amortization
Depreciation and amortization expenses decreased by 2.9%, or $0.5 million, to $16.6 million for the three months ended March 31, 2007 compared to $17.1 million during the same period in 2006. The decrease is primarily the result of decreased amortization of the value of our customer list. In December of 2006, the Company recognized an $11.0 million impairment related to its Operator Services and Telemarketing Services customer list. The reduced carrying value of the customer list resulted in decreased amortization expense.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 14.0%, or $1.4 million, to $11.4 million for the three months ended March 31, 2007 compared to $10.0 million during the same period in 2006. In connection with the share repurchase in July of 2006, we borrowed $39.0 million. The increase in interest expense can be attributed to the incremental borrowings and to increased rates on our borrowings. The weighted average interest rate on our term debt, including swaps, was 6.33% on March 31, 2007 compared to 5.89% on March 31, 2006.
Other Income (Expense)
Other income, net increased by 8.3%, or $0.1 million, to $1.3 million for the three months ended March 31, 2007 compared to $1.2 million during the same period in 2006.
Income Taxes
Provision for income taxes increased by 27.6%, or $0.8 million, to $3.7 million for the three months ended March 31, 2007 compared to $2.9 million during the same period in 2006. The effective tax rate was 44.4% and 45.2%, for 2007 and 2006, respectively. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$18.0	$14.4
Investing activities	(8.2)	(8.5)
Financing activities	(10.4)	(11.5)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the three months ended March 31, 2007, net income adjusted for non-cash charges generated $22.4 million of operating cash. In addition, the timing of certain directory publications and changes in semi-annual and annual accruals generated $1.8 million of cash. Partially offsetting the cash generated were changes in certain working capital components. Accounts receivable used $2.2 million, including $0.8 million to cover our normal bad debt experience. Due to timing of our disbursements, changes in our accounts payable balances caused a use of $3.1 million of cash.

Net income adjusted for non-cash charges generated $26.3 million of operating cash during the three months ended March 31, 2006. Partially offsetting the cash generated was increased working capital usage. Accounts receivable increases used $1.6 million of cash during the period while increases in prepaid expenses and other assets used $2.9 million primarily due to the timing of several directory business publications. In addition, we experienced an increase in prepaid insurance due in part to being a public company and to the timing of insurance payments. We also experienced a $7.0 million decline in accounts payable, accrued expenses and other liabilities as a result of the payment of 2005 year-end bonuses during March 2006, differences in timing of the payment of capital expenditures and other routine vendor and employee obligations.
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the three months ending March 31, 2007, we used $8.2 million for capital expenditures. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all. We expect our capital expenditures for 2007 will be approximately $32.0 million to $34.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.
Financing Activities
For the three months ended March 31, 2007, we paid $10.0 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. For the year we expect to pay approximately $40.3 million of dividends. We also paid $0.3 million of deferred financing fees in connection with amending our credit facility.
Debt
The following table summarizes our indebtedness as of March 31, 2007:
Indebtedness as of March 31, 2007

	Balance	Maturity Date	Rate (1)
	(in millions)
Revolving credit facility	$—	April 14, 2010	LIBOR + 2.25%
Term loan D	464.0	October 14, 2011	LIBOR + 1.75%
Senior notes	130.0	April 1, 2012	9.75%

(1)	As of March 31, 2007, the 90-day LIBOR rate was 5.36%.
Credit Facilities
As of March 31, 2007, we had $464.0 million of term D loans outstanding under our credit facilities, which matures on October 14, 2011. In addition, our credit facilities provide for a $30.0 million revolving credit facility, maturing on April 14, 2010. As of March 31, 2007, we had no borrowings under the revolving credit facility.
Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of March 31, 2007, the applicable margin for interest rates was 1.75% and 2.25% on LIBOR based term D loans and the revolving credit facility, respectively. The applicable margin for alternative base rate loans was 0.75% per year for the term loan D facility and 1.25% for the revolving credit facility. At March 31, 2007, and 2006 the weighted average interest rate, including swaps, on our term debt was 6.33% and 5.89% per annum, respectively.

Derivative Instruments
We maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2007, we had interest rate swap agreements covering $392.7 million in aggregate principal amount of our variable rate debt to fixed LIBOR rates ranging from 3.3% to 5.5%. In addition, on December 21, 2006 we executed $110.0 million notional amount of floating to fixed rate swaps becoming effective on May 21, 2007 to replace $104.0 million of swaps that expire on May 19, 2007. The remaining swap agreements expire in varying amounts on December 31, 2008, 2009 and 2010 as well as September 30, 2011. After giving effect to the new swap arrangements, approximately 86% of our $464.0 million credit facility will be fixed rate.
Senior Notes
As of March 31, 2007, we had $130.0 million in aggregate principal amount of senior notes outstanding. The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to, incur debt and issue preferred stock, engage in business other than telecommunication businesses, make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock), enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us, enter into liens, enter into a change of control without making an offer to purchase the senior notes, sell or otherwise dispose of assets, including capital stock of subsidiaries, engage in transactions with affiliates, and consolidate or merge.
Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined under “Covenant Compliance” in Form 10-K for the fiscal year ended December 31, 2006. Based on the results of operations from October 1, 2005 through March 31, 2007, we would have been able to pay a dividend of $52.4 million under the credit facility covenant. After giving effect to the dividend of $10.0 million which was declared in March of 2007 but paid on May 1, 2007, we could pay a dividend of $42.4 million under the credit facility covenant.
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
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:
•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00; or

•	our fixed charge coverage ratio as of the end of any fiscal quarter is not at least 1.75 to 1.00.

As of March 31, 2007, we were in compliance with our debt covenants. The table below presents our ratios as of March 31, 2007:

Total net leverage ratio	4.03:1.00

Senior secured leverage ratio	3.25:1.00

Fixed charge coverage ratio	2.66:1.00
The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to this report.
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of March 31, 2007, we had approximately $1.8 million of these bonds outstanding.
Table of Contractual Obligations and Commitments
As of March 31, 2007, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)
Long-term debt (a)	$594.0	$—	$—	$—	$—	$464.0	$130.0
Operating leases	10.4	2.4	2.3	1.9	1.7	1.1	1.0
Pension and other post retirement obligations (b)	49.1	2.6	5.2	5.4	5.7	6.0	24.2

	$653.5	$5.0	$7.5	$7.3	$7.4	$471.1	$155.2

(a)	This item consists of loans outstanding under our credit facilities totaling $464.0 million and our senior notes totaling $130.0 million. The credit facilities consist of a $464.0 million term loan D facility maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn as March 31, 2007.

(b)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through March 31, 2007. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.

(c)	Under FIN 48, unrecognized tax benefits of $5.6 million are excluded from the contractual obligations table based on the high degree of uncertainty regarding the timing of future cash outflows with respect to settlement of these liabilities.
Recent Accounting Pronouncements
In June 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007 with no impact on its results of operations or financial condition.
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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt SFAS 158 effective as December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. The adoption SFAS 158 resulted in a $518 net increase in the Company’s combined pension and post retirement benefit liabilities as of December 31, 2006 and a decrease to accumulated other comprehensive income of $324 net of $194 of taxes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and assumes no changes in our capital structure. As of March 31, 2007, approximately 88.0% of our long-term debt obligations were fixed rate obligations and approximately 12.0% were variable rate obligations not subject to interest rate swap agreements.
As of March 31, 2007, we had $464.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On March 31, 2007, we had interest rate swap agreements covering $392.7 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.26% to 5.51%. In addition, on December 21, 2006, we entered into $110.0 million of swaps that will be effective May 21, 2007 to replace swaps that are expiring on May 19, 2007. The new swaps have fixed LIBOR rates ranging from 4.81% to 4.83%. Our current and new swaps will expire in varying amounts on May 19, 2007, December 31, 2008, December 31, 2009, December 31, 2010 and September 30, 2011. As of March 31, 2007, we had $71.3 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2007 through March 31, 2007, interest expense would have increased by approximately $0.2 million for the period. As of March 31, 2007, the fair value of interest rate swap agreements amounted to an asset of $0.9 million, net of taxes.
As of March 31, 2007, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $137.5 million based on an overall weighted average interest rate of 9.75% and an overall weighted maturity of 5.0 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10% in interest rates. Such an increase would have resulted in an approximately $2.6 million decrease in the fair value of our fixed rate long term debt.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Communications Holdings, Inc. (Registrant)
Date: May 10, 2007	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Employment Security Agreement with certain of the Company’s executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 20, 2007).

10.2	Executive Long-Term Incentive Program, effective as of February 20, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 20, 2007).

10.3	Amendment No. 5 to the Second Amended and Restated Credit Agreement dated as of February 23, 2005, as amended as of April 22, 2005, June 3, 2005, November 25, 2005 and July 28, 2006, among the Company, Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc., as borrowers, the lenders referred to therein, Citicorp North America, Inc., as administrative agent, Cobank, ACB, as documentation agent, Credit Suisse First Boston (“CSFB”) and Deutsche Bank Securities Inc., as co- syndication agents, and CSFB and Citigroup Global Markets Inc., as joint lead arrangers and joint book-runners (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 26, 2007).

10.4	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 12, 2007).

10.5	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 12, 2007).

10.6	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 12, 2007).

10.7	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated March 12, 2007).

10.8	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated March 12, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.