Form 10-Q
period 2007-06-30
Consolidated Communications Holdings, Inc.
filed 2007-08-09
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 1, 2007 was 26,130,618.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$80,944	$79,340	$163,924	$158,766
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	25,788	23,951	51,417	48,624
Selling, general and administrative expenses	22,296	24,671	44,595	47,183
Depreciation and amortization	16,606	16,844	33,235	33,915

Income from operations	16,254	13,874	34,677	29,044
Other income (expense):
Interest income	227	429	441	615
Interest expense	(11,688)	(10,553)	(23,302)	(20,781)
Investment income	1,611	1,398	3,054	2,983
Minority interest	(118)	(115)	(290)	(296)
Other, net	264	103	276	47

Income before income taxes	6,550	5,136	14,856	11,612
Income tax (benefit) expense	1,057	(3,089)	4,744	(161)

Net income	5,493	8,225	10,112	11,773

Net income per common share - Basic & Diluted	$0.21	$0.28	$0.39	$0.40

Cash dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	June 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,082	$26,672
Marketable securities	10,625	—
Accounts receivable, net of allowance of $1,808 and $2,110, respectively	34,276	34,396
Inventories	4,014	4,170
Deferred income taxes	2,081	2,081
Prepaid expenses and other current assets	8,772	6,898

Total current assets	75,850	74,217

Property, plant and equipment, net	304,076	314,381
Intangibles and other assets:
Investments	40,343	40,314
Goodwill	316,034	316,034
Customer lists, net	103,830	110,273
Tradenames	14,291	14,291
Deferred financing costs and other assets	22,277	20,069

Total assets	$876,701	$889,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,210	$11,004
Advance billings and customer deposits	16,391	15,303
Dividends payable	10,048	10,040
Accrued expenses	21,328	29,399

Total current liabilities	57,977	65,746

Long-term debt	594,000	594,000
Deferred income taxes	56,996	55,893
Pension and postretirement benefit obligations	53,947	54,187
Other liabilities	1,256	1,100

Total liabilities	764,176	770,926

Minority interest	3,985	3,695

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares, authorized, 26,130,618 and 26,001,872 issued and outstanding, respectively	261	260
Additional paid in capital	201,575	199,858
Accumulated deficit	(97,351)	(87,362)
Accumulated other comprehensive income	4,055	2,202

Total stockholders’ equity	108,540	114,958

Total liabilities and stockholders’ equity	$876,701	$889,579

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$10,112	$11,773
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,235	33,915
Provision for bad debt losses	1,858	2,499
Deferred income tax	1,103	(1,687)
Partnership income	(882)	(2,828)
Non-cash stock compensation	1,706	1,250
Minority interest in net income of subsidiary	290	296
Amortization of deferred financing costs	1,668	1,619
Changes in operating assets and liabilities:
Accounts receivable	(1,738)	(6)
Inventories	156	(333)
Other assets	(2,538)	(2,987)
Accounts payable	(794)	(4,658)
Accrued expenses and other liabilities	(7,067)	(5,474)

Net cash provided by operating activities	37,109	33,379

INVESTING ACTIVITIES
Proceeds from sale of investments	—	5,921
Securities purchased	(10,625)	—
Capital expenditures	(16,673)	(17,221)

Net cash used in investing activities	(27,298)	(11,300)

FINANCING ACTIVITIES
Proceeds from issuance of stock	12	—
Payment of deferred financing costs	(320)	—
Dividends on common stock	(20,093)	(23,046)

Net cash used in financing activities	(20,401)	(23,046)

Net decrease in cash and cash equivalents	(10,590)	(967)
Cash and cash equivalents at beginning of period	26,672	31,409

Cash and cash equivalents at end of period	$16,082	$30,442

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007
(Amounts in thousands, except share amounts)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total
Balance, January 1, 2007	26,001,872	$260	$199,858	$(87,362)	$2,202	$114,958

Net income	—	—	—	10,112	—	10,112
Dividends on common stock	—	—	—	(20,101)	—	(20,101)
Issuance of common stock	662	1	11	—	—	12
Shares issued under employee plan, net of forfeitures	128,084	—	—	—	—	—
Non-cash stock compensation	—	—	1,706	—	—	1,706
Change in fair value of cash flow hedges, net of $1,298 of tax	—	—	—	—	1,853	1,853

Balance, June 30, 2007	26,130,618	$261	$201,575	$(97,351)	$4,055	$108,540

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended June 30, 2007 and 2006
(Amounts in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 229,007 local access lines, 58,225 digital subscriber lines (“DSL”) and 9,577 Internet protocol television (“IPTV”) lines, Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, IPTV, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing and wholesale transport services on a fiber optic network in Texas. The Company also operates a number of complementary businesses, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt SFAS 158 effective December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. The adoption of SFAS 158 resulted in a $518 net increase in the Company’s combined pension and post retirement benefit liabilities as of December 31, 2006 and a decrease to accumulated other comprehensive income of $324 net of $194 of taxes.

4. Marketable Securities
The Company has investments in auction rate securities which are considered “available-for-sale” under SFAS No. 115. The fair value of these investments has been included in our consolidated balance sheets in marketable securities. The fair value of these investments approximates cost.
5. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	June 30,	December 31,
	2007	2006
Telephone Operations	$308,850	$308,850
Other Operations	7,184	7,184

	$316,034	$316,034

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	June 30,	December 31,
	2007	2006
Gross carrying amount	$156,648	$156,648
Less: accumulated amortization	(52,818)	(46,375)

Net carrying amount	$103,830	$110,273

The aggregate amortization expense associated with customer lists was $3,209 and $3,568 for the three months ended June 30, 2007 and 2006, respectively and was $6,443 and $7,141 for the six months ended June 30, 2007 and 2006, respectively. Customer lists are being amortized using a weighted average life of approximately 12.0 years.
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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three months ended June 30,
Service cost	$345	$463	$219	$258
Interest cost	1,168	1,871	385	541
Expected return on plan assets	(1,231)	(2,182)	—	46
Other, net	40	310	(248)	(469)

Net periodic benefit cost	$322	$462	$356	$376

Six months ended June 30,
Service cost	$690	$1,020	$439	$374
Interest cost	2,340	3,367	770	773
Expected return on plan assets	(2,467)	(3,805)	—	10
Other, net	81	319	(495)	(454)

Net periodic benefit cost	$644	$901	$714	$703

7. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan D	464,000	464,000
Senior notes	130,000	130,000

	594,000	594,000

Less: current portion	—	—

	$594,000	$594,000

On February 26, 2007, the Company entered into Amendment No. 5 to its credit facilities. The Amendment provides for a decrease in the applicable margin on the entire amount of the term D facility from 200 basis points to 175 basis points on Eurodollar loans and from 100 basis points to 75 basis points on alternative base rate loans, as well as an amendment to change the date, from November 5, 2006 to February 28, 2008, prior to which the Company must pay a prepayment fee in connection with any prepayment of the term D facility under the Credit Agreement.
8. Derivative Instruments
The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2007, the Company had interest rate swap agreements covering $400,000 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 4.5% to 5.5%. The swap agreements expire on various dates ranging from December 31, 2008 to September 30, 2011.

The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to a net asset of $6,881 and $3,730 at June 30, 2007 and December 31, 2006, respectively. The fair value is included in Other Assets and Other Liabilities in the accompanying Balance Sheet. The Company recognized a net reduction of $86 and $73 in interest expense during the three months ended June 30, 2007 and 2006, respectively related to its derivative instruments and recognized a reduction of $128 and $147 in interest expense during the six months ended June 30, 2007 and 2006, respectively. The change in the fair value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income. The Company recognized comprehensive income of $3,335 and $1,690 during the three months ended June 30, 2007 and 2006, respectively and comprehensive income of $1,853 and $4,124 for the six months ended June 30, 2007 and 2006, respectively related to its derivative instruments.
9. Restricted Share Plan
The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2006	248,745
Shares granted	135,584
Shares vested	(4,500)
Shares forfeited or retired	(7,500)

Restricted shares outstanding, June 30, 2007	372,329

The Company recognized non-cash compensation expense associated with the restricted shares totaling $972 and $625 for the three months ended June 30, 2007 and 2006, respectively and $1,706 and $1,250 for the six months ended June 30, 2007 and 2006, respectively. The non-cash compensation expense is included in Selling, General and Administrative Expenses in the accompanying statements of income.
10. Income Taxes
The Company adopted FIN 48 effective January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns are years 2002 through 2006. The implementation of FIN 48 did not impact the amount of the liability for unrecognized tax benefits. As of January 1, 2007 and June 30, 2007, the amount of unrecognized tax benefits was $5.6 million, the recognition of which would have no effect on the effective tax rate. In addition, the Company did not record a cumulative effect upon adoption of FIN 48. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. For the six months ended June 30, 2007, $0.1 million of interest and penalties were included in both the Condensed Consolidated Statement of Income and the Condensed Consolidated Balance Sheet. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There were no material changes to any of these amounts during the second quarter of 2007. The following table sets forth the computation of the Company’s effective tax rate by period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income before income taxes	$6,550	$5,136	$14,856	$11,612
Income tax (benefit) expense	$1,057	$(3,089)	$4,744	$(161)
Effective tax rate	16.1%	-60.1%	31.9%	-1.4%
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

During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. Exclusive of this adjustment, our effective tax rate would have been approximately 43% and 44% for the three and six months ended June 30, 2007, respectively.
11. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic:
Net income	$5,493	$8,225	$10,112	$11,773
Weighted average number of common shares outstanding	25,758,289	29,353,106	25,757,471	29,353,106

Net income per common share	$0.21	$0.28	$0.39	$0.40

Diluted:
Net income	$5,493	$8,225	$10,112	$11,773
Weighted average number of common shares outstanding	26,130,618	29,788,851	26,080,203	29,788,685

Net income per common share	$0.21	$0.28	$0.39	$0.40

Non-vested shares issued pursuant to the Restricted Share Plan (Note 9) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights.
12. Other Comprehensive Income
The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$5,493	$8,225	$10,112	$11,773
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	49
Change in fair value of cash flow hedges, net of tax	3,335	1,690	1,853	4,124

Total comprehensive income	$8,828	$9,915	$11,965	$15,946

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

	Telephone	Other
	Operations	Operations	Total
Three months ended June 30, 2007:
Operating revenues	$71,006	$9,938	$80,944
Cost of services and products	19,157	6,631	25,788

	51,849	3,307	55,156
Operating expenses	18,849	3,447	22,296
Depreciation and amortization	15,980	626	16,606

Operating income (loss)	$17,020	$(766)	$16,254

Three months ended June 30, 2006:
Operating revenues	$69,672	$9,668	$79,340
Cost of services and products	17,823	6,128	23,951

	51,849	3,540	55,389
Operating expenses	20,921	3,750	24,671
Depreciation and amortization	15,506	1,338	16,844

Operating income (loss)	$15,422	$(1,548)	$13,874

	Telephone	Other
	Operations	Operations	Total
Six months ended June 30, 2007:
Operating revenues	$143,518	$20,406	$163,924
Cost of services and products	37,501	13,916	51,417

	106,017	6,490	112,507
Operating expenses	37,787	6,808	44,595
Depreciation and amortization	31,992	1,243	33,235

Operating income (loss)	$36,238	$(1,561)	$34,677

Six months ended June 30, 2006:
Operating revenues	$139,029	$19,737	$158,766
Cost of services and products	35,985	12,639	48,624

	103,044	7,098	110,142
Operating expenses	39,903	7,280	47,183
Depreciation and amortization	31,203	2,712	33,915

Operating income (loss)	$31,938	$(2,894)	$29,044

14. Subsequent event
On July 1, 2007 the Company entered into a definitive agreement to acquire North Pittsburgh Systems, Inc. (“North Pittsburgh”) for $25 per share in a cash and stock transaction with a total consideration of approximately $375.1 million. North Pittsburgh shareholders may elect to exchange each share of North Pittsburgh common stock for either $25 in cash or 1.1061947 shares of the Company’s common stock, subject to proration so that 80 percent of the North Pittsburgh shares will be exchanged for cash and 20 percent for stock. The share exchange ratio is fixed and is not subject to any collars. The Company intends to finance the cash portion of the purchase price with debt and cash on hand. The Company has obtained a commitment for the financing necessary to complete the transaction from Wachovia Bank, N.A.
The merger is subject to approval by North Pittsburgh’s shareholders, regulatory approvals and other customary closing conditions. Approval by the Company’s shareholders is not required. The Company expects the transaction to close in the fourth quarter of 2007 or the first quarter of 2008.

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
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;
•	various risks to the price and volatility of our common stock;
•	our substantial amount of debt and our ability to incur additional debt in the future;
•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;
•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;
•	the ability to refinance our existing debt as necessary;
•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;
•	risks associated with our possible pursuit of acquisitions;
•	economic conditions in our service areas in Illinois and Texas;
•	system failures;
•	loss of large customers or government contracts;
•	risks associated with the rights-of-way for our network;
•	disruptions in our relationship with third party vendors;
•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;
•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services and subsidies;
•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;
•	high costs of regulatory compliance;
•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations;
•	the integration of the Company and North Pittsburgh following the merger;

•	the ability to obtain required approvals and satisfy closing conditions may delay or prevent completion of the merger;

•	transaction, integration and restructuring costs in connection with the proposed merger, whether or not the merger is completed;

•	disruptions in our business caused by the pendency of the merger transaction; and
•	the additional risk factors outlined in Part II — Other Information — Item 1A — “Risk Factors” herein and Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report. Because of these risks, uncertainties, and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.
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
Acquisition
On July 1, 2007 we entered into a definitive agreement to acquire North Pittsburgh Systems, Inc. for $25 per share in a cash and stock transaction with a total consideration of approximately $375.1 million, based on our June 29, 2007 closing price. North Pittsburgh shareholders may elect to exchange each share of North Pittsburgh common stock for either $25 in cash or 1.1061947 shares of our common stock, subject to proration so that 80 percent of the North Pittsburgh shares will be exchanged for cash and 20 percent for stock. The share exchange ratio is fixed and is not subject to any collars. We intend to finance the cash portion of the purchase price with debt and cash on hand. We have obtained a commitment for the financing necessary to complete the transaction from Wachovia Bank, N.A.
We believe that the North Pittsburgh service area contains affluent markets that are supported by an advanced network. The network can be leveraged to increase the penetration of broadband products and, with limited capital investment, to rollout video service. Approximately 99 percent of North Pittsburgh access lines are currently DSL capable, and we expect to launch our video product in the Western Pennsylvania markets in 2008.
The merger is subject to approval by North Pittsburgh’s shareholders, which is anticipated to occur in the Fall of 2007, regulatory approvals and other customary closing conditions. Approval by our shareholders is not required. We have completed all FCC filings, have received notice that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has been terminated, and have identified officers from both companies who will have overall responsibility for the integration planning. Our integration planning will be a collaborative process with North Pittsburgh management and employees. We expect to make significant progress on integration planning in the second half of 2007.
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
As discussed in footnote 7 to the financial statements, the credit facility was further amended in February 2007 to reduce the interest rate on the Company’s borrowings to the levels that were in place prior to the share repurchase.
Factors Affecting Results of Operations
Revenues
Telephone Operations and Other Operations. To date, our revenues have been derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas. We do not anticipate significant growth in revenues in our Telephone Operations segment due to its primarily rural service area, other than as a result of acquisitions, such as the North Pittsburgh acquisition, but we do expect relatively consistent cash flow from year-to-year due to stable customer demand, limited competition and a generally supportive regulatory environment.
Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 229,007, 233,689, and 238,904 local access lines in service as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively. A portion of the 2007 line loss reflects a decrease of approximately 345 access lines associated with an Internet service provider regrooming its network and disconnecting 15 primary rate interface (PRI) facilities. The provider has only a limited number of PRIs remaining, so we expect any future impact to be minimal.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, Voice over Internet Protocol (“VoIP”) offerings from cable television operators. We have not been immune to these conditions. We also lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of June 30, 2007, December 31, 2006 and June 30, 2006, we had 7,357, 7,756 and 8,323 second lines, respectively. The disconnection of second lines represented 10.8% and 28.0% of our residential line loss in 2007 and 2006, respectively. We expect to continue to experience modest erosion in access lines.
We have mitigated the decline in local access lines and increased average revenue per access line by focusing on the following:
•	aggressively promoting DSL service with a variety of speeds and price points to meet customer demands;

•	bundling our triple play offering of DSL, IPTV and voice services;
•	maintaining excellent customer service standards while actively promoting new services to our customers; and

•	keeping a strong local presence in the communities we serve.

We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings such as unlimited long distance. To that end, a major area of focus has been on launching our “triple play” offering which includes local service, DSL and IPTV. Our triple play offering provides value for the customer, increases revenue for the Company and, we believe, better solidifies our customer relationship. As of the end of the first quarter 2007, we have now launched our IPTV offering across all markets in both Illinois and Texas. In both states, the initial roll-out was initiated in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle. We launched IPTV in our key Illinois markets in September 2005. In August 2006 we introduced IPTV service in selected Texas markets and in the first quarter of 2007 we introduced the product in our remaining Texas markets. As of June 30, 2007 IPTV was available to over 107,000 homes in our markets. Our IPTV subscriber base has grown from 6,954 as of December 31, 2006 to 9,577 as of June 30, 2007 and approximately 90% of our IPTV subscribers take the “triple play.”
Additionally, we continue to look for ways to enhance current products and introduce new services to insure that we remain competitive and continue to meet our customers’ needs. These initiatives include offering:
•	hosted VoIP, which was launched in certain Texas markets in 2005 to meet the needs of small to medium sized business customers who want robust function without having to purchase a traditional key or PBX phone system;
•	DSL service which has been made available to users who to not have our access line. This expands our customer base and creates additional revenue generating opportunities;
•	a DSL tier with speeds up to 10 Mbps is now being offered for those customers desiring greater Internet speed; and
•	Hi Definition video service, which was introduced in Texas in May and will be launched in Illinois in the third quarter of 2007.
These efforts may act to mitigate the financial impact of any access line loss we may experience.
Because of our promotional efforts, the number of DSL subscribers we serve grew by 26.7% from June 30, 2006 to June 30, 2007. Currently over 92% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 40.4% of our primary residential access lines at June 30, 2007.
We have also been successful in generating Telephone Operations revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 45,209, 43,175, and 40,901 at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.

The following sets forth several key metrics as of the end of the periods presented:

	June 30,	December 31,	June 30,
	2007	2006	2006
Local access lines in service:
Residential	151,645	155,354	159,295
Business	77,362	78,335	79,609

Total local access lines	229,007	233,689	238,904
IPTV subscribers	9,577	6,954	4,516
DSL subscribers	58,225	52,732	45,948

Total connections	296,809	293,375	289,368

Long distance lines (1)	150,863	149,358	146,953
Dial-up subscribers	10,223	11,942	13,731
Service bundles	45,209	43,175	40,901

(1)	Reflects the inclusion of long distance services provided as part of the VOIP offering.
Expenses
Our primary operating expenses consist of cost of services, selling, general and administrative expenses, and depreciation and amortization expenses.
Cost of Services and Products
Our cost of services includes the following:
•	operating expenses relating to plant costs, including those related to the network and general support costs, central office switching and transmission costs, and cable and wire facilities;
•	general plant costs, such as testing, provisioning, network, administration, power and engineering; and
•	the cost of transport and termination of long distance and private lines outside our rural telephone companies’ service area.
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
Selling, General and Administrative Expenses
In general, selling, general and administrative expenses include the following:
•	selling and marketing expenses;

•	expenses associated with customer care;

•	billing and other operating support systems; and

•	corporate expenses, including professional service fees and non-cash stock compensation.

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
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections, and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the six months ended June 30, 2007 and 2006 we spent $0.5 million, and $2.1 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems). We expect to complete the integration of our Illinois and Texas billing systems by September 2007.
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

Results of Operations
Three months ended June 30, 2007 compared to three months ended June 30, 2006
The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$21.0	26.0%	$21.5	27.1%
Network access services	17.5	21.6	17.0	21.4
Subsidies	11.1	13.7	11.8	14.9
Long distance services	3.6	4.4	3.8	4.8
Data and internet services	9.1	11.2	7.4	9.3
Other services	8.7	10.8	8.2	10.3

Total Telephone Operations	71.0	87.8	69.7	87.9
Other Operations	9.9	12.2	9.6	12.1

Total operating revenues	80.9	100.0	79.3	100.0

Expenses
Operating expenses
Telephone Operations	37.9	46.8	38.8	48.9
Other Operations	10.1	12.5	9.9	12.5
Depreciation and amortization	16.6	20.5	16.8	21.2

Total operating expenses	64.6	79.9	65.5	82.6

Income from operations	16.3	20.1	13.8	17.4

Interest expense, net	(11.5)	(14.2)	(10.2)	(12.9)
Other income, net	1.7	2.1	1.5	1.9
Income tax benefit (expense)	(1.0)	(1.2)	3.1	3.9

Net income	$5.5	6.8%	$8.2	10.3%

Segments
In accordance with the reporting requirement of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.
Results of Operations
Revenues
Our revenues increased by 2.0%, or $1.6 million, to $80.9 million for the three months ended June 30, 2007, from $79.3 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Revenues
Local calling services revenues decreased by 2.3%, or $0.5 million, to $21.0 million for the three months ended June 30, 2007 compared to $21.5 million in during the same period in 2006. The decrease is primarily due to the decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”

Network access services revenues increased by 2.9%, or $0.5 million, to $17.5 million for the three months ended June 30, 2007 compared to $17.0 million during the same period in 2006. The increase was primarily attributable to an increase in switched access rates associated with our 2006 tariff filing.
Subsidies revenues decreased by 5.9%, or $0.7 million, to $11.1 million for the three months ended June 30, 2007 compared to $11.8 million during the same period in 2006. The change is primarily due to a decrease in the interstate common line revenue requirement.
Long distance services revenues decreased by 5.3%, or $0.2 million, to $3.6 million for the three months ended June 30, 2007 compared to $3.8 million during the same period in 2006. The change was primarily driven by a decrease in the average rate per minute being charged for the services. As part of our bundling strategy we increased the number of long distance lines from June 30, 2006 to June 30, 2007, which partially offset the decline in rates.
Data and Internet revenues increased by 23.0%, or $1.7 million, to $9.1 million for the three months ended June 30, 2007 compared to $7.4 million during the same period in 2006. The revenue increase was due to increased DSL and IPTV penetration. The number of DSL lines in service increased by 12,277 from June 30, 2006 to June 30, 2007 and the number of IPTV customers increased by 5,061 subscribers over the same period.
Other Services revenues increased by 6.1%, or $0.5 million, to $8.7 million for the three months ended June 30, 2007 compared to $8.2 million during the same period in 2006. The increase is primarily comprised of other miscellaneous items including increased fees resulting from the institution of finance charges for late payments.
Other Operations Revenue
Other Operations revenues increased by 3.1%, or $0.3 million, to $9.9 million for the three months ended June 30, 2007 compared to $9.6 million during the same period in 2006. Increased revenues from our prison system business accounted for the majority of the increase.
Operating Expenses
Our operating expenses decreased by 1.4%, or $0.9 million, to $64.6 million for the three months ended June 30, 2007 compared to $65.5 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Operating Expense
Operating expenses for Telephone Operations decreased by 2.3%, or $0.9 million, to $37.9 million for the three months ended June 30, 2007 compared to $38.8 million during the same period in 2006. Prior reductions in staffing resulted in a $0.7 million decrease in salaries, while our bad debt expense decreased by $0.3 million.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 2.0%, or $0.2 million, to $10.1 million for the three months ended June 30, 2007 compared to $9.9 million during the same period in 2006. Our telemarketing and order fulfillment business experienced increased costs to support the business.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 1.2%, or $0.2 million, to $16.6 million for the three months ended June 30, 2007 compared to $16.8 million during the same period in 2006. The decrease is primarily the result of decreased amortization of the value of our customer list. In December of 2006, the Company recognized an $11.0 million impairment related to its Operator Services and Telemarketing Services customer list. The reduced carrying value of the customer list resulted in decreased amortization expense.

Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 12.7%, or $1.3 million, to $11.5 million for the three months ended June 30, 2007 compared to $10.2 million during the same period in 2006. In connection with the share repurchase in July of 2006, we borrowed $39.0 million. The increase in interest expense can be attributed to the incremental borrowings and to increased rates on our borrowings. The weighted average interest rate on our term debt, including swaps, was 6.66% on June 30, 2007 compared to 5.95% on June 30, 2006.
Other Income (Expense)
Other income, net increased by 13.3%, or $0.2 million, to $1.7 million for the three months ended June 30, 2007 compared to $1.5 million during the same period in 2006 due primarily to the receipt of $0.3 million of key man life insurance upon the passing of a former employee.
Income Taxes
Our provision for income taxes was a $1.0 million net tax expense in 2007 compared to a $3.1 million net tax benefit in 2006. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5.2 million. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. Exclusive of these adjustments, our effective tax rate would have been approximately 43% for the three months ended June 30, 2007 compared to 41% for the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006
The following summarizes our revenues and operating expenses on a consolidated basis for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$42.3	25.8%	$42.9	27.0%
Network access services	35.8	21.8	34.0	21.4
Subsidies	22.7	13.8	24.0	15.1
Long distance services	7.2	4.4	7.5	4.7
Data and internet services	17.7	10.8	14.6	9.2
Other services	17.8	10.9	16.1	10.1

Total Telephone Operations	143.5	87.6	139.1	87.6
Other Operations	20.4	12.4	19.7	12.4

Total operating revenues	163.9	100.0	158.8	100.0

Expenses
Operating expenses
Telephone Operations	75.3	45.9	75.9	47.8
Other Operations	20.7	12.6	19.9	12.5
Depreciation and amortization	33.2	20.3	33.9	21.3

Total operating expenses	129.2	78.8	129.7	81.7

Income from operations	34.7	21.2	29.1	18.3

Interest expense, net	(22.9)	(14.0)	(20.2)	(12.7)
Other income, net	3.0	1.8	2.7	1.7
Income tax benefit (expense)	(4.7)	(2.9)	0.2	0.1

Net income	$10.1	6.2%	$11.8	7.4%

Revenues
Our revenues increased by 3.2%, or $5.1 million, to $163.9 million for the six months ended June 30, 2007, from $158.8 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Revenues
Local calling services revenues decreased by 1.4%, or $0.6 million, to $42.3 million for the six months ended June 30, 2007 compared to $42.9 million during the same period in 2006. The decrease is primarily due to the decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues increased by 5.3%, or $1.8 million, to $35.8 million for the six months ended June 30, 2007 compared to $34.0 million during the same period in 2006. The increase was primarily attributable to an increase in switched access rates associated with our 2006 tariff filing and the receipt of $0.7 million as settlement of an outstanding billing claim.
Subsidies revenues decreased by 5.4%, or $1.3 million, to $22.7 million for the six months ended June 30, 2007 compared to $24.0 million during the same period in 2006. The change is primarily due to a decrease in the interstate common line revenue requirement.

Long distance services revenues decreased by 4.0%, or $0.3 million, to $7.2 million for the six months ended June 30, 2007 compared to $7.5 million during the same period in 2006. The change was primarily driven by a decrease in the average rate per minute being charged for the services. As part of our bundling strategy we increased the number of long distance lines from June 30, 2006 to June 30, 2007, which partially offset the decline in rates.
Data and Internet revenues increased by 21.2%, or $3.1 million, to $17.7 million for the six months ended June 30, 2007 compared to $14.6 million during the same period in 2006. The revenue increase was due to an increase in DSL and IPTV subscribers as described above.
Other Services revenues increased by 10.6%, or $1.7 million, to $17.8 million for the six months ended June 30, 2007 compared to $16.1 million during the same period in 2006. Higher directory publishing revenues accounted for $0.3 million of the increase, while increased usage of our transport network resulted in a $0.3 million increase in revenue. We also recognized $0.1 million related to the settlement of a billing dispute. The remainder of the increase is comprised of other miscellaneous items including increased fees resulting from the institution of finance charges for late payments.
Other Operations Revenue
Other Operations revenues increased by 3.6%, or $0.7 million, to $20.4 million for the six months ended June 30, 2007 compared to $19.7 million during the same period in 2006. Revenues from our prison system business increased by $0.3 million, revenues from our telemarketing and order fulfillment business increased by $0.2 million and revenues from equipment sales rose by $0.2 million.
Operating Expenses
Our operating expenses decreased by 0.4%, or $0.5 million, to $129.2 million for the six months ended June 30, 2007 compared to $129.7 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Operating Expense
Operating expenses for Telephone Operations decreased by 0.8%, or $0.6 million, to $75.3 million for the six months ended June 30, 2007 compared to $75.9 million during the same period in 2006. The decrease was primarily the result of reduced salaries, benefits and severance costs as a result of headcount reductions in 2006.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 4.0%, or $0.8 million, to $20.7 million for the six months ended June 30, 2007 compared to $19.9 million during the same period in 2006. Our telemarketing and order fulfillment business and our equipment sales business experienced increased costs to support higher revenues.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 2.1%, or $0.7 million, to $33.2 million for the six months ended June 30, 2007 compared to $33.9 million during the same period in 2006. The decrease is primarily the result of decreased amortization of the value of our customer list. In December of 2006, the Company recognized an $11.0 million impairment related to its Operator Services and Telemarketing Services customer list. The reduced carrying value of the customer list resulted in decreased amortization expense.

Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 13.4%, or $2.7 million, to $22.9 million for the six months ended June 30, 2007 compared to $20.2 million during the same period in 2006. In connection with the share repurchase in July of 2006, we borrowed $39.0 million. The increase in interest expense can be attributed to the incremental borrowings and to increased rates on our borrowings.
Other Income (Expense)
Other income, net increased by 11.1%, or $0.3 million, to $3.0 million for the six months ended June 30, 2007 compared to $2.7 million during the same period in 2006 due to the receipt of $0.3 million of life insurance proceeds upon the passing of a former employee.
Income Taxes
Our provision for income taxes was a $4.7 million net tax expense in 2007 compared to a $0.2 million net tax benefit in 2006. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5.2 million. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. Exclusive of these adjustments, our effective tax rate would have been approximately 44% for the six months ended June 30, 2007 compared to 43% for the six months ended June 30, 2006.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended
	June 30,
	2007	2006
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$37.1	$33.4
Investing activities	(27.3)	(11.3)
Financing activities	(20.4)	(23.0)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the six months ended June 30, 2007, net income adjusted for non-cash charges generated $49.1 million of operating cash. Partially offsetting the cash generated was a decrease of $7.1 million in certain accruals such as property tax, income tax and incentive bonuses, which are recognized throughout the year but were paid in the first six months of 2007. Similarly, the timing of prepayments for insurance and certain directory costs used $1.9 million of cash, while the timing of other miscellaneous working capital components resulted in a $3.0 million use of cash.
Net income adjusted for non-cash charges generated $46.8 million of operating cash during the six months ended June 30, 2006. Partially offsetting the cash generated was increased working capital usage. Accounts receivable, net of provisions for bad debt, remained relatively constant and in line with revenues. Increases in prepaids and other assets used approximately $3.0 million of working capital primarily to prepay franchise taxes, contracts in progress, insurance and telephone directory publications. We also experienced a $10.1 million decline in accounts payable, accrued expenses and other liabilities as a result of differences in the timing of the payment of interest, taxes, capital expenditure and other routine vendor and employee obligations.

Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the six months ending June 30, 2007, we used $16.7 million for capital expenditures. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all. We expect our capital expenditures for 2007 will be approximately $32.0 million to $34.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems. In addition to our capital investments, we also invested $10.6 million in marketable securities in order to maximize the returns on our excess cash.
Financing Activities
For the six months ended June 30, 2007, we paid $20.1 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. For the year we expect to pay approximately $40.3 million of dividends. We also paid $0.3 million of deferred financing fees in connection with amending our credit facility as discussed in Note 7 to the financial statements.
Debt
The following table summarizes our indebtedness as of June 30, 2007:
Indebtedness as of June 30, 2007

	Balance	Maturity Date	Rate (1)
	(in millions)
Revolving credit facility	$—	April 14 ,2010	LIBOR + 2.25%
Term loan D	464.0	October 14, 2011	LIBOR + 1.75%
Senior notes	130.0	April 1, 2012	9.75%

(1)	As of June 30, 2007, the 90-day LIBOR rate was 5.36%.
Credit Facilities
As of March 31, 2007, we had $464.0 million of term D loans outstanding under our credit facilities, which matures on October 14, 2011. In addition, our credit facilities provide for a $30.0 million revolving credit facility, maturing on April 14, 2010. As of June 30, 2007, we had no borrowings under the revolving credit facility.
Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of June 30, 2007, the applicable margin for interest rates was 1.75% and 2.25% on LIBOR based term D loans and the revolving credit facility, respectively. The applicable margin for alternative base rate loans was 0.75% per year for the term loan D facility and 1.25% for the revolving credit facility. At June 30, 2007, and June 30, 2006 the weighted average interest rate, including swaps, on our term debt was 6.66% and 5.95% per annum, respectively.
Derivative Instruments
We maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2007, we had interest rate swap agreements covering $400.0 million in aggregate principal amount of our variable rate debt to fixed LIBOR rates ranging from 4.5% to 5.5%. The swap agreements expire in varying amounts on December 31, 2008, 2009 and 2010 as well as September 30, 2011.

Senior Notes
As of June 30, 2007, we had $130.0 million in aggregate principal amount of senior notes outstanding. The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to incur debt and issue preferred stock, engage in business other than telecommunication businesses, make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock), enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us, enter into liens, enter into a change of control without making an offer to purchase the senior notes, sell or otherwise dispose of assets, including capital stock of subsidiaries, engage in transactions with affiliates, and consolidate or merge. In connection with the acquisition of NPSI, the Company expects to enter into a new secured credit facility. Under the terms of the Company’s Indenture, because the new secured credit facility will exceed $515 million, the Company will be required to secure its Senior Notes on an equal and ratable basis with the indebtedness issued under the new secured credit facility.
Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined under “Covenant Compliance” in Form 10-K for the fiscal year ended December 31, 2006. Based on the results of operations from October 1, 2005 through June 30, 2007, we would have been able to pay a dividend of $55.7 million under the credit facility covenant. After giving effect to the dividend of $10.1 million which was declared in May of 2007 but paid on August 1, 2007, we could pay a dividend of $45.6 million under the credit facility covenant.
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
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:
•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00; or

•	our fixed charge coverage ratio as of the end of any fiscal quarter is not at least 1.75 to 1.00.
As of June 30, 2007, we were in compliance with our debt covenants. The table below presents our ratios as of June 30, 2007:

Total net leverage ratio	4.03:1.00
Senior secured leverage ratio	3.23:1.00
Fixed charge coverage ratio	2.63:1.00
The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to this report.

Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of June 30, 2007, we had approximately $1.8 million of these bonds outstanding.
Table of Contractual Obligations and Commitments
As of June 30, 2007, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)
Long-term debt (a)	$594.0	$—	$—	$—	$—	$464.0	$130.0
Operating leases	9.6	1.6	2.3	1.9	1.7	1.1	1.0
Pension and other post retirement obligations (b)	48.1	1.6	5.2	5.4	5.7	6.0	24.2

	$651.7	$3.2	$7.5	$7.3	$7.4	$471.1	$155.2

(a)	This item consists of loans outstanding under our credit facilities totaling $464.0 million and our senior notes totaling $130.0 million. The credit facilities consist of a $464.0 million term loan D facility maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn as June 30, 2007.

(b)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through June 30, 2007. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.
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
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt SFAS 158 effective as December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. The adoption of SFAS 158 resulted in a $0.5 million net increase in the Company’s combined pension and post retirement benefit liabilities as of December 31, 2006 and a decrease to accumulated other comprehensive income of $0.3 million net of $0.2 million of taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and assumes no changes in our capital structure. As of June 30, 2007, approximately 89.2% of our long-term debt obligations were fixed rate obligations and approximately 10.8% were variable rate obligations not subject to interest rate swap agreements.
As of June 30, 2007, we had $464.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On June 30, 2007, we had interest rate swap agreements covering $400.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 4.52% to 5.51%. The swaps expire in varying amounts on December 31, 2008, December 31, 2009, December 31, 2010 and September 30, 2011. As of June 30, 2007, we had $64.0 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2007 through June 30, 2007, interest expense would have increased by approximately $0.3 million for the period. As of June 30, 2007, the fair value of interest rate swap agreements amounted to an asset of $4.1 million, net of taxes.
As of June 30, 2007, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $136.2 million based on an overall weighted average interest rate of 9.75% and an overall weighted maturity of 4.75 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10% in interest rates. Such an increase would have resulted in an approximately $2.5 million decrease in the fair value of our fixed rate long term debt.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We currently and from time to time, are subject to claims and regulatory proceedings arising in the ordinary course of business. However, we are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operation or financial condition.
Item 1A. Risk Factors

The Company believes that the following additional Risk Factors have become relevant as a result of the Company’s agreement to acquire North Pittsburgh Systems, Inc., announced July 2, 2007.

The integration of the Company and North Pittsburgh following the merger may present significant challenges. The Company may face significant challenges in combining North Pittsburgh’s operations into the Company’s operations in a timely and efficient manner and in retaining key North Pittsburgh personnel. The failure to integrate successfully the Company and North Pittsburgh and to manage successfully the challenges presented by the integration process may result in the Company not achieving the anticipated benefits of the merger, including operational and financial synergies.

The Company will have a substantial additional amount of debt outstanding after giving effect to the merger, and may incur additional indebtedness in the future, which could restrict the Company’s ability to pay dividends and have other consequences. The Company has a significant amount of debt outstanding, and after consummation of the merger will have even greater leverage. The degree to which the Company is leveraged could have important consequences, including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger. Completion of the merger is conditioned upon the receipt of certain governmental consents and approvals, including approval by the Federal Communications Commission and the Pennsylvania Public Utility Commission. These consents and approvals may impose conditions on the Company or North Pittsburgh. Such conditions may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the Agreement and Plan of Merger.

Whether or not the merger is completed, the Company will incur transaction, integration and restructuring costs in connection with the proposed merger. The Company has incurred and will continue to incur significant costs in connection with the proposed merger, including fees of the Company’s attorneys, accountants and financial advisor. If the emerge is not completed, these will need to be recognized as expenses rather than being recorded as a component of the purchase price. If the merger is consummated, the Company and North Pittsburgh expect to incur additional costs associated with transaction fees and other costs related to the merger. The Company will incur integration and restructuring costs following the completion of the merger as it integrates the businesses of North Pittsburgh with those of the Company. Although the Company expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, the Company cannot give any assurance that this net benefit will be achieved in the near term.

Whether or not the merger is completed, the pendency of the transaction could cause disruptions in the business of the Company, which could have an adverse effect on the Company’s business and financial results. These disruptions could include the following:

•	current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect North Pittsburgh’s and the Company’s ability to retain or attract key managers and other employees;

•	current and prospective customers of North Pittsburgh or the Company may experience variations in levels of services as the companies prepare for integration and may, as a result, choose to discontinue their service with either company or choose another provider; and

•	the attention of management of each of North Pittsburgh and the Company may be diverted from the operation of the businesses toward the completion of the merger.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 8, 2007, for the purpose of electing two directors to hold office until our 2010 Annual Meeting of Stockholder and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to our submissions as listed in the Proxy Statement. Jack W. Blumenstein, nominee, was elected Class II director with 24,878,832 votes for and 122,561 votes withheld. Roger H. Moore, nominee was elected Class II director with 24,850,641 votes for and 150,752 votes withheld. The other directors whose terms of office continued after the meeting are Robert J. Currey, Richard A. Lumpkin and Maribeth S. Rahe. Our stockholders also ratified the appointment of Ernst & Young LLP as our auditors for 2007 with 24,889,856 votes for, 75,702 votes against,and 38,835 votes abstaining.
Item 6. Exhibits
See the Exhibit Index following the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)
Date: August 9, 2007	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Commitment Letter, dated June 30, 2007, from Wachovia Bank, National Association and Wachovia Capital Markets, LLC, and agreed and accepted by Consolidated Communications Holdings, Inc., Consolidated Communications, Inc. and Consolidated Communications Acquisition Texas, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 30, 2007).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.