Form 10-Q
period 2007-09-30
Consolidated Communications Holdings, Inc.
filed 2007-11-08
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Registrant’s telephone number, including area code: (217) 235-3311
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 1, 2007 was 26,130,618.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$80,320	$80,323	$244,244	$239,089
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	27,698	24,140	79,115	72,764
Selling, general and administrative expenses	21,800	23,764	66,395	70,947
Depreciation and amortization	16,350	16,961	49,585	50,876

Income from operations	14,472	15,458	49,149	44,502
Other income (expense):
Interest income	253	239	694	854
Interest expense	(12,118)	(11,414)	(35,420)	(32,195)
Investment income	1,987	1,709	5,041	4,692
Minority interest	(251)	(203)	(541)	(499)
Other, net	10	139	286	186

Income before income taxes	4,353	5,928	19,209	17,540
Income tax expense	2,012	3,913	6,756	3,752

Net income	$2,341	$2,015	$12,453	$13,788

Net income per common share -
Basic	$0.09	$0.08	$0.48	$0.48

Diluted	$0.09	$0.07	$0.48	$0.48

Cash dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,355	$26,672
Accounts receivable, net of allowances of $1,692 and $2,110, respectively	37,067	34,396
Inventories	4,529	4,170
Deferred income taxes	2,432	2,081
Prepaid expenses and other current assets	7,889	6,898

Total current assets	76,272	74,217

Property, plant and equipment, net	298,923	314,381
Intangibles and other assets:
Investments	40,649	40,314
Goodwill	316,034	316,034
Customer lists, net	100,622	110,273
Tradenames	14,291	14,291
Deferred financing costs and other assets	15,276	20,069

Total assets	$862,067	$889,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,130	$11,004
Advance billings and customer deposits	17,327	15,303
Dividends payable	10,051	10,040
Accrued expenses	27,431	29,399

Total current liabilities	61,939	65,746

Long-term debt	594,000	594,000
Deferred income taxes	52,130	55,893
Pension and postretirement benefit obligations	49,858	54,187
Other liabilities	3,209	1,100

Total liabilities	761,136	770,926

Minority interest	4,236	3,695

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares, authorized, 26,130,618 and 26,001,872 issued and outstanding, respectively	261	260
Additional paid in capital	202,811	199,858
Accumulated deficit	(105,060)	(87,362)
Accumulated other comprehensive income (loss)	(1,317)	2,202

Total stockholders’ equity	96,695	114,958

Total liabilities and stockholders’ equity	$862,067	$889,579

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$12,453	$13,788
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,585	50,876
Provision for bad debt losses	3,194	3,666
Deferred income tax	(4,114)	(645)
Partnership income	(1,667)	(4,407)
Non-cash stock compensation	2,942	1,875
Minority interest in net income of subsidiary	541	499
Amortization of deferred financing costs	2,507	2,437
Changes in operating assets and liabilities:
Accounts receivable	(5,865)	(5,180)
Inventories	(359)	(628)
Other assets	(400)	(1,377)
Accounts payable	(3,874)	(3,969)
Accrued expenses and other liabilities	(2,164)	2,628

Net cash provided by operating activities	52,779	59,563

INVESTING ACTIVITIES
Proceeds from sale of investments	10,625	5,921
Proceeds from sale of land	—	590
Securities purchased	(10,625)	—
Capital expenditures	(24,648)	(25,037)

Net cash used in investing activities	(24,648)	(18,526)

FINANCING ACTIVITIES
Proceeds from issuance of stock	12	—
Proceeds from long-term obligations	—	39,000
Payment of deferred financing costs	(320)	(262)
Purchase of treasury shares	—	(56,736)
Dividends on common stock	(30,140)	(34,550)

Net cash used in financing activities	(30,448)	(52,548)

Net decrease in cash and cash equivalents	(2,317)	(11,511)
Cash and cash equivalents at beginning of period	26,672	31,409

Cash and cash equivalents at end of period	$24,355	$19,898

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2007
(Amounts in thousands, except share amounts)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income	Total

Balance, January 1, 2007	26,001,872	$260	$199,858	$(87,362)	$2,202	$114,958

Net income	—	—	—	12,453	—	12,453
Dividends on common stock	—	—	—	(30,151)	—	(30,151)
Issuance of common stock	662	1	11	—	—	12
Shares issued under employee plan, net of forfeitures	128,084	—	—	—	—	—
Non-cash stock compensation	—	—	2,942	—	—	2,942
Change in fair value of cash flow hedges, net of $1,830 of tax	—	—	—	—	(3,519)	(3,519)

Balance, September 30, 2007	26,130,618	$261	$202,811	$(105,060)	$(1,317)	$96,695

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2007 and 2006
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois and Texas. With approximately 227,186 local access lines, 62,546 digital subscriber lines (“DSL”) and 11,063 Internet protocol television (“IPTV”) lines, Consolidated Communications offers a wide range of telecommunications services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, IPTV, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing and wholesale transport services on a fiber optic network. The Company also operates a number of complementary businesses, including telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt SFAS 158 effective December 31, 2006. The Company adopted the recognition and related disclosure provisions of SFAS 158 effective December 31, 2006. The measurement provision of SFAS 158 is effective at the end of 2008. The Company does not expect the measurement date provision of SFAS 58 to have a significant impact on future results of operations and financial condition.
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115(SFAS 159). SFAS 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Company is required to adopt Statement 159 at the beginning of 2008. The impact of the adoption of SFAS 159 will be dependent upon the extent to which the Company elects to measure eligible items at fair value. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its future results of operations and financial condition.

4. Marketable Securities
In the second quarter of 2007, the Company acquired $10,625 of investments in auction rate securities which were considered “available-for-sale” under SFAS 115. These securities were sold in the third quarter of 2007 with no gain or loss to the Company.
5. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	September 30,	December 31,
	2007	2006
Telephone Operations	$308,850	$308,850
Other Operations	7,184	7,184

	$316,034	$316,034

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	September 30,	December 31,
	2007	2006
Gross carrying amount	$156,648	$156,648
Less: accumulated amortization	(56,026)	(46,375)

Net carrying amount	$100,622	$110,273

The aggregate amortization expense associated with customer lists was $3,209 and $3,567 for the three months ended September 30, 2007 and 2006, respectively and was $9,651 and $10,708 for the nine months ended September 30, 2007 and 2006, respectively. Customer lists are being amortized using a weighted average life of approximately 12.0 years.
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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three months ended September 30,

Service cost	$672	$545	$119	$188
Interest cost	3,203	2,046	294	386
Expected return on plan assets	(3,540)	(1,914)	—	(10)
Other, net	(62)	(227)	65	(212)

Net periodic benefit cost	$274	$450	$478	$352

Nine months ended September 30,

Service cost	$1,362	$1,565	$558	$562
Interest cost	5,543	5,413	1,064	1,159
Expected return on plan assets	(6,007)	(5,719)	—	—
Other, net	19	92	(430)	(666)

Net periodic benefit cost	$918	$1,351	$1,192	$1,055

For the three months ending September 30, 2007 and 2006, the Company contributed $4,164 and $189, respectively, to its pension plans. For the nine months ending September 30, 2007 and 2006, respectively, the Company contributed $4,760 and $214, respectively to its pension plan. No further contributions are expected in 2007.
7. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan D	464,000	464,000
Senior notes	130,000	130,000

	594,000	594,000

Less: current portion	—	—

	$594,000	$594,000

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
8. Derivative Instruments
The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2007, the Company had interest rate swap agreements covering $460,000 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 4.5% to 5.5%. The swap agreements expire on various dates ranging from December 31, 2008 to September 30, 2011.

The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to a net liability of $1,619 and a net asset of $3,730 at September 30, 2007 and December 31, 2006, respectively. The fair value is included in Other Assets and Other Liabilities in the accompanying Balance Sheets. The Company recognized a net reduction of $42 and $73 in interest expense during the three months ended September 30, 2007 and 2006, respectively related to its derivative instruments and recognized a reduction of $170 and $220 in interest expense during the nine months ended September 30, 2007 and 2006, respectively. The change in the fair value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income (Loss). The Company recognized comprehensive loss of $5,372 and $4,287 during the three months ended September 30, 2007 and 2006, respectively and comprehensive loss of $3,519 and $163 for the nine months ended September 30, 2007 and 2006, respectively related to its derivative instruments.
9. Restricted Share Plan
The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2006	248,745
Shares granted	135,584
Shares vested	(4,500)
Shares forfeited or retired	(7,500)

Restricted shares outstanding, September 30, 2007	372,329

The Company recognized non-cash compensation expense associated with the restricted shares totaling $1,236 and $625 for the three months ended September 30, 2007 and 2006, respectively and $2,942 and $1,875 for the nine months ended September 30, 2007 and 2006, respectively. The non-cash compensation expense is included in Selling, General and Administrative Expenses in the accompanying statements of income.
10. Income Taxes
In June 2006, FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007 with no impact on its results of operations or financial condition, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns are years 2002 through 2006. The implementation of FIN 48 did not impact the amount of the liability for unrecognized tax benefits. As of January 1, 2007 and September 30, 2007, the amount of unrecognized tax benefits was $5,610, the recognition of which would have no effect on the effective tax rate. In addition, the Company did not record a cumulative effect upon adoption of FIN 48. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon adoption of FIN 48 the Company had no accrual balance for interest and penalties. For the nine months ended September 30, 2007, the Company accrued $88 of interest and penalties. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There were no material changes to any of these amounts during the third quarter of 2007. The following table sets forth the computation of the Company’s effective tax rate by period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income before income taxes	$4,353	$5,928	$19,209	$17,540
Income tax expense	2,012	3,913	6,756	3,752
Effective tax rate	46.2%	66.0%	35.2%	21.4%
During the third quarter of 2007, the Company completed and filed its 2006 tax return, filed amended returns for 2005, and recognized approximately $40 of additional net taxes to adjust its provision to match the returns. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of the Company’s net deferred tax liabilities and a corresponding credit to its tax provision of approximately $1,728. Exclusive of these adjustments, the effective tax rate would have been approximately 45% and 44% for the three and nine months ended September 30, 2007, respectively.
During the third quarter of 2006, the Company completed and filed its 2005 tax return, filed amended returns for 2003 and 2004, and recognized approximately $780 of additional net taxes to adjust its provision to match the returns. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation on the Company was the modification of the Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of the Company’s net deferred tax liabilities and corresponding credit to its state tax provision of approximately $5,182. Exclusive of these adjustments, the Company’s effective tax rate would have been approximately 52% and 46% for the three and nine months ended September 30, 2006, respectively.
11. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic:
Net income	$2,341	$2,015	$12,453	$13,788
Weighted average number of common shares outstanding	25,758,289	26,721,886	25,757,746	28,466,394

Net income per common share	$0.09	$0.08	$0.48	$0.48

Diluted:
Net income	$2,341	$2,015	$12,453	$13,788
Weighted average number of common shares outstanding	26,144,943	27,157,631	26,102,020	28,900,902

Net income per common share	$0.09	$0.07	$0.48	$0.48

Non-vested shares issued pursuant to the Restricted Share Plan (Note 9) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights.
In accordance with SFAS 128, 14,482 contingent performance based shares were included in the weighted average diluted shares based on the Company’s results through the nine months ended September 30, 2007.

12. Other Comprehensive Income (Loss)
The following table presents the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,341	$2,015	$12,453	$13,788
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	49
Change in fair value of cash flow hedges, net of tax	(5,372)	(4,287)	(3,519)	(163)

Total comprehensive income (loss)	$(3,031)	$(2,272)	$8,934	$13,674

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

	Telephone	Other
	Operations	Operations	Total
Three months ended September 30, 2007:
Operating revenues	$70,052	$10,268	$80,320
Cost of services and products	20,651	7,047	27,698

	49,401	3,221	52,622
Operating expenses	18,413	3,387	21,800
Depreciation and amortization	15,721	629	16,350

Operating income (loss)	$15,267	$(795)	$14,472

Three months ended September 30, 2006:
Operating revenues	$70,131	$10,192	$80,323
Cost of services and products	17,413	6,727	24,140

	52,718	3,465	56,183
Operating expenses	20,249	3,515	23,764
Depreciation and amortization	15,620	1,341	16,961

Operating income (loss)	$16,849	$(1,391)	$15,458

	Telephone	Other
	Operations	Operations	Total
Nine months ended September 30, 2007:
Operating revenues	$213,570	$30,674	$244,244
Cost of services and products	58,152	20,963	79,115

	155,418	9,711	165,129
Operating expenses	56,200	10,195	66,395
Depreciation and amortization	47,713	1,872	49,585

Operating income (loss)	$51,505	$(2,356)	$49,149

Nine months ended September 30, 2006:
Operating revenues	$209,160	$29,929	$239,089
Cost of services and products	53,398	19,366	72,764

	155,762	10,563	166,325
Operating expenses	60,152	10,795	70,947
Depreciation and amortization	46,823	4,053	50,876

Operating income (loss)	$48,787	$(4,285)	$44,502

14. Merger with North Pittsburgh Systems Inc.
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

The merger is subject to approval by North Pittsburgh’s shareholders, with a vote scheduled for November 13, 2007, other regulatory approvals and customary closing conditions. The Federal Communications Commission (the “FCC”) has approved the transfer of control of North Pittsburgh to the Company under the rules and regulations of the FCC. The FTC has granted early termination of the Hart-Scott-Rodino waiting period, and the Company expects to be on the docket for Pennsylvania Public Utility Commission prior to the end of the year. The Company expects the transaction to close in the fourth quarter of 2007 or the first quarter of 2008.

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
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I - Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois and Texas;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services and subsidies;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations;

•	the ability to obtain required approvals and satisfy closing conditions may delay or prevent completion of the merger;

•	transaction, integration and restructuring costs in connection with the proposed merger, whether or not the merger is completed;

•	disruptions in our business caused by the pendency of the merger transaction;

•	the integration of the Company and North Pittsburgh following the merger; and

•	the additional risk factors outlined in Part II — Other Information — Item IA — “Risk Factors” herein and Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as well as the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, high-speed Internet access, which we refer to as Digital Subscriber Line or DSL, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing, dial-up internet access, and wholesale transport services on a fiber optic network in Texas. In addition, as of the end of the first quarter of 2007, we have launched our Internet Protocol digital video service, which we refer to as IPTV, across all of our Illinois and Texas markets.. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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

The merger is subject to approval by North Pittsburgh’s shareholders, with the vote scheduled for November 13, 2007, other regulatory approvals as described below and other customary closing conditions. Approval by our shareholders is not required. The FCC has approved the transfer of control of North Pittsburgh to us under the rules and regulations of the FCC. In addition, we have received notice that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has been terminated, and expect to be on the docket for Pennsylvania Public Utility Commission prior to the end of the year. We have identified officers from both companies who will have overall responsibility for the integration planning. Our integration planning will be a collaborative process with North Pittsburgh management and employees. Detailed planning discussions are underway between process owners from both Consolidated and North Pittsburgh.
Share Repurchase and Credit Facility Amendments
On July 28, 2006, we completed the repurchase of 3,782,379 shares of our common stock from Providence Equity for $56.7 million, or $15.00 per share. This represented 12.7% of our total shares outstanding. The repurchase was funded with $17.7 million of cash on hand and $39.0 million of new borrowings under our existing credit facility. Upon completion of the share repurchase, neither of our original equity sponsors remained as a shareholder.
The effect of the transaction was an annual increase of $3.0 million of cash flow due to the:
•	reduction in our annual dividend obligation of $5.9 million;

•	an increase in our after tax net cash interest of $2.9 million due to the increased borrowings incurred, an increase in the interest rate on our credit facility of 25 basis points and a decrease of cash on hand.
As discussed in Note 7 to the financial statements, the credit facility was further amended in February 2007 to reduce the interest rate on the Company’s borrowings to the levels that were in place prior to the share repurchase.
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
Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 227,186, 233,689 and 235,983 local access lines in service as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, Voice over Internet Protocol (“VoIP”) offerings from cable television operators. We have not been immune to these conditions. We also lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of September 30, 2007, December 31, 2006 and September 30, 2006, we had 7,146, 7,756 and 8,000 second lines, respectively. The disconnection of second lines represented 10.9% and 24.8% of our residential line loss in 2007 and 2006, respectively. We expect to continue to experience modest erosion in access lines.

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
We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings such as unlimited long distance. To that end, a major area of focus has been on launching our “triple play” offering which includes local service, DSL and IPTV. Our triple play offering provides value for the customer, increases revenue for the Company and, we believe, better solidifies our customer relationship. We launched IPTV in our key Illinois markets in September 2005 and in selected Texas markets in August 2006. In both states, the initial roll-out was initiated in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle. As of the end of the first quarter of 2007 we have now launched our IPTV offering across all of our markets in both Illinois and Texas. As of September 30, 2007, IPTV was available to over 107,000 homes in our markets. Our IPTV subscriber base has grown from 6,954 as of December 31, 2006 to 11,063 as of September 30, 2007 and approximately 90% of our IPTV subscribers take the “triple play.”
Additionally, we continue to look for ways to enhance current products and introduce new services to insure that we remain competitive and continue to meet our customers’ needs. These initiatives include offering:
•	hosted VoIP, which was launched in certain Texas markets in 2005 to meet the needs of small to medium sized business customers who want robust function without having to purchase a traditional key or PBX phone system;

•	DSL service which has been made available to users who do not have our access line. This expands our customer base and creates additional revenue generating opportunities;

•	a DSL tier with speeds up to 10 Mbps is now being offered for those customers desiring greater Internet speed; and

•	High Definition video service, which was introduced in Texas in May and was launched in Illinois in the third quarter of 2007.
These efforts may act to mitigate the financial impact of any access line loss we may experience.
With our promotional efforts, the number of DSL subscribers we serve grew by 26.7% from September 30, 2006 to September 30, 2007. Currently over 95% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 38.6% of our primary residential access lines at September 30, 2007.
We have also been successful in generating Telephone Operations revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 45,911, 43,175, and 42,100 at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.
Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.

The following sets forth several key metrics as of the end of the periods presented:

	September 30,	December 31,	September 30,
	2007	2006	2006
Local access lines in service:
Residential	149,735	155,354	157,609
Business	77,451	78,335	78,374

Total local access lines	227,186	233,689	235,983
IPTV subscribers	11,063	6,954	5,638
DSL subscribers	62,546	52,732	49,360

Total connections	300,795	293,375	290,981

Long distance lines (1)	151,320	149,358	148,167
Dial-up subscribers	8,858	11,942	11,740
Service bundles	45,911	43,175	42,100

(1)	Reflects the inclusion of long distance services provided as part of the VoIP offering.
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
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections, and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the nine months ended September 30, 2007 and 2006 we spent $0.7 million, and $2.3 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems). We completed the third phase of the integration of our Illinois and Texas billing systems in the third quarter of 2007.
Depreciation and Amortization Expenses
We recognize depreciation expenses for our regulated telephone plant using rates and lives approved by the Illinois Commerce Commission and the Public Utility Commission of Texas. The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures and equipment	3-17
Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with Statement of Financial Accounting Standards, or SFAS, 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life, at a weighted average life of approximately 12 years.

Results of Operations
Three months ended September 30, 2007 compared to three months ended September 30, 2006
The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$20.5	25.5%	$21.3	26.5%
Network access services	17.1	21.3	17.3	21.5
Subsidies	10.1	12.6	11.0	13.7
Long distance services	3.6	4.5	4.1	5.1
Data and internet services	9.9	12.3	7.9	9.8
Other services	8.9	11.1	8.5	10.6

Total Telephone Operations	70.1	87.3	70.1	87.3
Other Operations	10.2	12.7	10.2	12.7

Total operating revenues	80.3	100.0	80.3	100.0

Expenses
Operating expenses
Telephone Operations	39.0	48.6	37.7	46.9
Other Operations	10.5	13.1	10.2	12.7
Depreciation and amortization	16.4	20.4	17.0	21.2

Total operating expenses	65.9	82.1	64.9	80.8

Income from operations	14.4	17.9	15.4	19.2

Interest expense, net	(11.8)	(14.7)	(11.1)	(13.8)
Other income, net	1.8	2.2	1.6	2.0
Income tax expense	(2.1)	(2.6)	(3.9)	(4.9)

Net income	$2.3	2.9%	$2.0	2.5%

Segments
In accordance with the reporting requirement of SFAS 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.
Results of Operations
Revenues
Our revenues remained constant at $80.3 million for both the three months ended September 30, 2007 and the same period in 2006. Our discussion and analysis of the figures follows.
Telephone Operations Revenues
Local calling services revenues decreased by 3.8%, or $0.8 million, to $20.5 million for the three months ended September 30, 2007 compared to $21.3 million during the same period in 2006. The decrease is primarily due to the decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues decreased by 1.2%, or $0.2 million, to $17.1 million for the three months ended September 30, 2007 compared to $17.3 million during the same period in 2006. The decrease was primarily attributable to a decline in minutes of use.

Subsidies revenues decreased by 8.2%, or $0.9 million, to $10.1 million for the three months ended September 30, 2007 compared to $11.0 million during the same period in 2006. In the third quarter of 2007 we refunded $2.1 million of prior period settlements, while we refunded $1.2 million in the third quarter of 2006. The settlements are triggered by the filing of our annual Interstate Common Line Support cost studies.
Long distance services revenues decreased by 12.2%, or $0.5 million, to $3.6 million for the three months ended September 30, 2007 compared to $4.1 million during the same period in 2006. The 2006 period reflects the receipt of $0.3 million in settlement of a long distance traffic sharing dispute with another carrier. The remaining decrease is due to a decline in billable minutes.
Data and Internet revenues increased by 25.3%, or $2.0 million, to $9.9 million for the three months ended September 30, 2007 compared to $7.9 million during the same period in 2006. The revenue increase was due to increased DSL and IPTV penetration. The number of DSL lines in service increased by 13,186 from September 30, 2006 to September 30, 2007 and the number of IPTV customers increased by 5,425 subscribers over the same period.
Other Services revenues increased by 4.7%, or $0.4 million, to $8.9 million for the three months ended September 30, 2007 compared to $8.5 million during the same period in 2006. The increase is comprised of improved revenues from our directory and transport businesses and other miscellaneous items including increased fees resulting from the application of finance charges for late payments.
Other Operations Revenue
Other Operations revenues remained constant at $10.2 million for both the three months ended September 30, 2007 and the same period in 2006.
Operating Expenses
Our operating expenses increased by 1.5%, or $1.0 million, to $65.9 million for the three months ended September 30, 2007 compared to $64.9 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 3.4%, or $1.3 million, to $39.0 million for the three months ended September 30, 2007 compared to $37.7 million during the same period in 2006. The increase was due to the favorable settlement of $0.5 million of vendor disputes in 2006 that did not repeat in 2007, an increase of $0.6 million in non-cash stock compensation expense, and increased field overtime due to the heavy rains that occurred in our Texas properties.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 2.9%, or $0.3 million, to $10.5 million for the three months ended September 30, 2007 compared to $10.2 million during the same period in 2006. Our equipment sales and telemarketing and order fulfillment businesses experienced increased costs of sales to support customer projects.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 3.5%, or $0.6 million, to $16.4 million for the three months ended September 30, 2007 compared to $17.0 million during the same period in 2006. The decrease is primarily the result of decreased amortization of the value of our customer list. In December of 2006, the Company recognized an $11.0 million impairment related to its Operator Services and Telemarketing Services customer lists. The reduced carrying value of the customer lists resulted in decreased amortization expense in 2007.

Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 6.3%, or $0.7 million, to $11.8 million for the three months ended September 30, 2007 compared to $11.1 million during the same period in 2006. In connection with the share repurchase in July of 2006, we borrowed $39.0 million. The increase in interest expense can be attributed to the incremental borrowings and to increased rates on our borrowings. The weighted average interest rate on our term debt, including swaps, was 6.58% on September 30, 2007 compared to 6.35% on September 30, 2006.
Other Income
Other income, net increased by 12.5%, or $0.2 million, to $1.8 million for the three months ended September 30, 2007 compared to $1.6 million during the same period in 2006 due to increased investment income.
Income Taxes
Our provision for income taxes was a $2.1 million in 2007 compared to a $3.9 million net tax expense in 2006. During the third quarter of 2007, we completed and filed our 2006 tax return, filed amended returns for 2005, and recognized approximately $40,000 of additional net taxes to adjust our provision to match the returns. During the third quarter of 2006, we completed and filed our 2005 tax return, filed amended returns for 2003 and 2004, and recognized approximately $0.8 million of additional net taxes to adjust our provision to match the returns. Exclusive of these adjustments, our effective tax rate would have been approximately 45% for the three months ended September 30, 2007 compared to 52% for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
The following summarizes our revenues and operating expenses on a consolidated basis for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$62.8	25.7%	$64.2	26.9%
Network access services	52.9	21.7	51.3	21.5
Subsidies	32.8	13.4	35.0	14.6
Long distance services	10.8	4.4	11.6	4.9
Data and internet services	27.6	11.3	22.5	9.4
Other services	26.7	10.9	24.6	10.3

Total Telephone Operations	213.6	87.5	209.2	87.5
Other Operations	30.6	12.5	29.9	12.5

Total operating revenues	244.2	100.0	239.1	100.0

Expenses
Operating expenses
Telephone Operations	114.3	46.8	113.6	47.5
Other Operations	31.2	12.8	30.1	12.6
Depreciation and amortization	49.6	20.3	50.9	21.3

Total operating expenses	195.1	79.9	194.6	81.4

Income from operations	49.1	20.1	44.5	18.6

Interest expense, net	(34.7)	(14.2)	(31.3)	(13.1)
Other income, net	4.8	2.0	4.3	1.8
Income tax benefit (expense)	(6.8)	(2.8)	(3.7)	(1.5)

Net income	$12.4	5.1%	$13.8	5.8%

Revenues
Our revenues increased by 2.1%, or $5.1 million, to $244.2 million for the nine months ended September 30, 2007, from $239.1 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Revenues
Local calling services revenues decreased by 2.2%, or $1.4 million, to $62.8 million for the nine months ended September 30, 2007 compared to $64.2 million during the same period in 2006. The decrease is primarily due to the decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues increased by 3.1%, or $1.6 million, to $52.9 million for the nine months ended September 30, 2007 compared to $51.3 million during the same period in 2006. The increase was primarily attributable to an increase in switched access rates associated with our 2006 tariff filing and the receipt of $0.7 million as settlement of an outstanding billing claim, and was offset marginally by a decline in minutes of use in the three months ended September 30, 2007 as described above.
Subsidies revenues decreased by 6.3%, or $2.2 million, to $32.8 million for the nine months ended September 30, 2007 compared to $35.0 million during the same period in 2006. The decrease is primarily due to the change in out of period settlements in 2007 compared to 2006. In 2007 we refunded $2.1 million for prior period settlements while we refunded $1.2 million in 2006. The settlements are triggered primarily by the filing of our annual Interstate Common Line Support cost studies. The remainder of the decrease is attributable to a decrease in the interstate common line revenue requirement.

Long distance services revenues decreased by 6.9%, or $0.8 million, to $10.8 million for the nine months ended September 30, 2007 compared to $11.6 million during the same period in 2006. The change was primarily driven by a decrease in the average rate per minute being charged for the services. As part of our bundling strategy we increased the number of long distance lines from September 30, 2006 to September 30, 2007, which partially offset the decline in rates.
Data and Internet revenues increased by 22.7%, or $5.1 million, to $27.6 million for the nine months ended September 30, 2007 compared to $22.5 million during the same period in 2006. The revenue increase was due to an increase in DSL and IPTV subscribers as described in “Factors Affecting Results of Operations.”
Other Services revenues increased by 8.5%, or $2.1 million, to $26.7 million for the nine months ended September 30, 2007 compared to $24.6 million during the same period in 2006. Higher directory publishing revenues accounted for $0.3 million of the increase, while increased usage of our transport network resulted in a $0.5 million increase in revenue. We also recognized $0.1 million related to the settlement of a billing dispute. The remainder of the increase is comprised of other miscellaneous items including increased fees resulting from the application of finance charges for late payments.
Other Operations Revenue
Other Operations revenues increased by 2.3%, or $0.7 million, to $30.6 million for the nine months ended September 30, 2007 compared to $29.9 million during the same period in 2006. Revenues from our prison system business increased by $0.5 million; revenues from our telemarketing and order fulfillment business increased by $0.3 million; and revenues from equipment sales rose by $0.2 million.
Operating Expenses
Our operating expenses increased by 0.3%, or $0.5 million, to $195.1 million for the nine months ended September 30, 2007 compared to $194.6 million during the same period in 2006. Our discussion and analysis of the components of the variance follows.
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 0.6%, or $0.7 million, to $114.3 million for the nine months ended September 30, 2007 compared to $113.6 million during the same period in 2006. The increase was primarily the result of a $1.1 million increase in non-cash stock compensation expense and a $0.8 million increase in our incentive compensation accrual. These increases are offset by $1.5 million of severance which was incurred in the nine months ended September 30, 2006 compared to $0.1 million in severance paid during the nine months ended September 30, 2007.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 3.7%, or $1.1 million, to $31.2 million for the nine months ended September 30, 2007 compared to $30.1 million during the same period in 2006. Our telemarketing and order fulfillment business and our equipment sales business experienced increased costs to support higher revenues.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 2.6%, or $1.3 million, to $49.6 million for the nine months ended September 30, 2007 compared to $50.9 million during the same period in 2006. The decrease is primarily the result of decreased amortization of the value of our customer list. In December of 2006, the Company recognized an $11.0 million impairment related to its Operator Services and Telemarketing Services customer lists.

The reduced carrying value of the customer lists resulted in decreased amortization expense in 2007.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 10.9%, or $3.4 million, to $34.7 million for the nine months ended September 30, 2007 compared to $31.3 million during the same period in 2006. In connection with the share repurchase in July of 2006, we borrowed $39.0 million. The increase in interest expense can be attributed to the incremental borrowings and to increased rates on our borrowings.
Other Income
Other income, net increased by 11.6%, or $0.5 million, to $4.8 million for the nine months ended September 30, 2007 compared to $4.3 million during the same period in 2006 due primarily to the receipt of $0.3 million of life insurance proceeds upon the passing of a former employee and increased investment income.
Income Taxes
Our provision for income taxes was a $6.8 million in 2007 compared to $3.7 million in 2006. During the third quarter of 2007, we completed and filed our 2006 tax return, filed amended returns for 2005, and recognized approximately $40,000 of additional net taxes to adjust our provision to match the returns. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment for us was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and a corresponding credit to our tax provision of approximately $1.7 million. During the third quarter of 2006, we completed and filed our 2005 tax return, filed amended returns for 2003 and 2004, and recognized approximately $0.8 million of additional net taxes to adjust our provision to match the returns. During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5.2 million. Exclusive of these adjustments, our effective tax rate would have been approximately 44% for the nine months ended September 30, 2007 compared to 46% for the nine months ended September 30, 2006.
Liquidity and Capital Resources
The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$52.8	$59.6
Investing activities	(24.6)	(18.5)
Financing activities	(30.4)	(52.5)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the nine months ended September 30, 2007, net income adjusted for non-cash charges generated $65.4 million of operating cash. Two primary uses of the operating cash were cash income tax payments of $11.0 million and pension plan contributions of $4.8 million. We elected to contribute approximately $2.3 million in excess of our required minimum contribution to the pension plan in order to reduce future contribution obligations. Partially offsetting these payments is an increase in accrued interest of $2.7 million based on the timing of interest payments on our term debt and senior notes.

Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the nine months ending September 30, 2007, we used $24.6 million for capital expenditures. Because our network is modern and has been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion plan, if it all. We expect our capital expenditures for 2007 will be approximately $32.5 million to $33.5 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.
Financing Activities
For the nine months ended September 30, 2007, we paid $30.1 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. For the year we expect to pay approximately $40.3 million of dividends. We also paid $0.3 million of deferred financing fees in connection with amending our credit facility as discussed in Note 7 to the financial statements.
Debt
The following table summarizes our indebtedness as of September 30, 2007:

Indebtedness as of September 30, 2007

	Balance	Maturity Date	Rate (1)
	(in millions)
Revolving credit facility	$—	April 14, 2010	LIBOR + 2.25%
Term loan D	464.0	October 14, 2011	LIBOR + 1.75%
Senior notes	130.0	April 1, 2012	9.75%

(1)	As of September 30, 2007, the 90-day LIBOR rate was 5.23%.
Credit Facilities
As of March 31, 2007, we had $464.0 million of term D loans outstanding under our credit facilities, which mature on October 14, 2011. In addition, our credit facilities provide for a $30.0 million revolving credit facility, maturing on April 14, 2010. As of September 30, 2007, we had no borrowings under the revolving credit facility.
Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. The applicable margin is based upon the borrowers’ total leverage ratio. As of September 30, 2007, the applicable margin for interest rates was 1.75% and 2.25% on LIBOR based term D loans and the revolving credit facility, respectively. The applicable margin for alternative base rate loans was 0.75% per year for the term loan D facility and 1.25% for the revolving credit facility. At September 30, 2007, and September 30, 2006 the weighted average interest rate, including swaps, on our term debt was 6.58% and 6.35% per annum, respectively.
Derivative Instruments
We maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2007, we had interest rate swap agreements covering $460.0 million in aggregate principal amount of our variable rate debt to fixed LIBOR rates ranging from 4.5% to 5.5%. The swap agreements expire in varying amounts on December 31, 2008, 2009 and 2010 as well as September 30, 2009, and 2011.

Senior Notes
As of September 30, 2007, we had $130.0 million in aggregate principal amount of senior notes outstanding. The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to incur debt and issue preferred stock, engage in business other than telecommunication businesses, make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock), enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us, enter into liens, enter into a change of control without making an offer to purchase the senior notes, sell or otherwise dispose of assets, including capital stock of subsidiaries, engage in transactions with affiliates, and consolidate or merge. In connection with the acquisition of North Pittsburgh, the Company expects to enter into a new secured credit facility. Under the terms of the Company’s indenture, because the new secured credit facility will exceed $515 million, the Company will be required to secure its senior notes on an equal and ratable basis with the indebtedness issued under the new secured credit facility.
Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined under “Covenant Compliance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Based on the results of operations from October 1, 2005 through September 30, 2007, we would have been able to pay a dividend of $56.5 million under the credit facility covenant. After giving effect to the dividend of $10.0 million which was declared in August of 2007 but paid on November 1, 2007, we could pay a dividend of $46.5 million under the credit facility covenant.
We are also restricted from paying dividends under the indenture governing our senior notes. However, the indenture restriction is less restrictive than the restriction contained in our credit agreement. That is because the restricted payments covenant in our credit agreement allows a lower amount of dividends to be paid from the borrowers, Consolidated Communications, Inc. (“CCI”) and Consolidated Communications Acquisition Texas, Inc. (“CCAT”), to the Company than the comparable covenant in the indenture (referred to as the build-up amount) permits the Company to pay to its stockholders. However, the amount of dividends the Company will be able to make under the indenture in the future will be based, in part, on the amount of cash distributed by the borrowers under the credit agreement to the Company.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 4.75:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if:
•	our senior secured leverage ratio, as of the end of any fiscal quarter is greater than 4.00 to 1.00; or

•	our fixed charge coverage ratio as of the end of any fiscal quarter is not at least 1.75 to 1.00.
As of September 30, 2007, we were in compliance with our debt covenants. The table below presents our ratios as of September 30, 2007:

Total net leverage ratio	4.07:1.00

Senior secured leverage ratio	3.26:1.00

Fixed charge coverage ratio	2.50:1.00

In connection with the execution of the Merger Agreement, the Company and two of its wholly-owned subsidiaries, CCI and CCAT, entered into a Commitment Letter, dated June 30, 2007, from Wachovia Bank, National Association and Wachovia Capital Markets, LLC (the “Commitment Letter”). The Commitment Letter provides for senior secured credit facilities in an aggregate principal amount of up to $950,000,000 (the “Credit Facilities”) consisting of a six-year revolving credit facility in an aggregate principal amount of up to $50,000,000 and a seven-year senior secured term loan facility in an aggregate principal amount of up to $900,000,000 (the “Term Loan Facility”). The Term Loan Facility will be available in up to two separate draws, with the initial draw in an aggregate principal amount of $760,000,000 and a delayed draw in an aggregate principal amount of up to $140,000,000. The Credit Facilities will be used to finance the aggregate cash consideration for the transactions contemplated by the Merger Agreement, to repay certain existing debt of North Pittsburgh and its subsidiaries, to refinance certain existing debt of the Company and its subsidiaries, to provide ongoing working capital and for other general corporate purposes and, if drawn, the delayed draw portion of the Term Loan Facility may be used solely for the repurchase or redemption in full (including the related fees and expenses) of the indebtedness outstanding under our existing 9.75% Senior Notes due 2012. The borrowers under the Credit Facilities will be CCI, CCAT and Merger Sub (and, effective upon the Merger, North Pittsburgh Systems, Inc. as the surviving entity in the Merger). The Credit Facilities will be guaranteed by the Company and each existing and subsequently acquired or organized direct and indirect subsidiary of the Company (including certain of North Pittsburgh’s subsidiaries, but excluding Illinois Consolidated Telephone Company (“ICTC”), North Pittsburgh Telephone Company and Penn Telecom) and secured by perfected first priority liens and security interests in substantially all of the tangible and intangible properties and assets of CCI, CCAT, North Pittsburgh and the guarantors under the Credit Facilities as well as all present and future capital stock or other membership, equity or profits interests of or in CCI, CCAT, North Pittsburgh, ICTC, North Pittsburgh Telephone Company, Penn Telecom, and the guarantors under the Credit Facilities (other than Consolidated) and 65% of the voting stock (and 100% of the non-voting stock) of all present and future first-tier foreign subsidiaries of the Company, CCI, CCAT or North Pittsburgh. Pursuant to the terms of the Commitment Letter, the definitive agreements to be entered into with respect to the Credit Facilities will contain customary representations, warranties and covenants, and the closing of the Credit Facilities will be subject to the satisfaction of customary closing conditions.
The terms of the Commitment Letter require that North Pittsburgh Telephone Company and Penn Telecom each guarantee the Credit Facilities at such time as it is no longer prohibited from guaranteeing the Credit Facilities by the terms of the Pennsylvania PUC order approving the Merger and that, when North Pittsburgh Telephone Company or Penn Telecom guarantees the Credit Facilities, the Credit Facilities also be secured by perfected first priority liens and security interests in substantially all of the tangible and intangible properties and assets of North Pittsburgh Telephone Company or Penn Telecom, respectively. With their joint application for approval of the transfers of control of North Pittsburgh Telephone Company and Penn Telecom to the Company, North Pittsburgh Telephone Company and Penn Telecom also jointly filed requests for Pennsylvania PUC approval of such guarantees of the Credit Facilities and the grants of such liens and security interests, as required under the Pennsylvania Public Utility Code. The Credit Facilities are expected to contain customary affirmative and negative covenants.
In general, the Credit Facilities will restrict our ability to pay dividends to the amount of our “Cumulative Available Cash”, defined as Available Cash accumulated after October 1, 2005, plus $23.7 million, less certain permitted distributions. “Available Cash” will be defined in the Credit Facilities as consolidated EBITDA (generally, earnings before interest, taxes, depreciation and amortization, subject to certain additions and subtractions to be determined) (a) minus, to the extent not deducted in the determination of consolidated EBITDA,(i) non-cash dividend income, (ii) consolidated interest expense net of debt issuance costs incurred in connection with, or prior to, the Merger, (iii) capital expenditures from internally generated funds,(iv) cash income taxes paid, (v) scheduled principal payments of indebtedness, (vi) certain prepayments of indebtedness, (vii) net increases in outstanding revolving loans, (viii) the cash costs of any extraordinary or unusual losses or charges and (ix) cash payments made on account of losses or charges expensed,(b) plus, to the extent not included in consolidated EBITDA, (i) cash interest income, (ii) the cash amount realized in respect of extraordinary or unusual gains, and (iii) net decreases in outstanding revolving loans.

We will also be restricted from paying dividends under the indenture governing our senior notes. However, the indenture restriction is less restrictive than the restriction that will be contained in the Credit Facilities. That is because the restricted payments covenant in the Credit Facilities will allow a lower amount of dividends to be paid from the borrowers (CCI, CCAT and North Pittsburgh) to the Company than the comparable covenant in the indenture (referred to as the build-up amount) permits Consolidated to pay to its stockholders. However, the amount of dividends we will be able to make under the indenture in the future will be based, in part, on the amount of cash distributed by the borrowers under the Credit Facilities.
The terms of the Commitment Letter contemplate that the interest rate under the Term Loan Facility will be LIBOR plus 2.0% or a base rate (the higher of (i) the New York Federal Funds Rate plus 0.5% or(ii) prime) (the “Base Rate”) plus 1.0%, each subject to a limited increase in certain circumstances. The Commitment Letter also specifies that the same provisions apply to the Revolving Credit Facility, except that, at such time as the borrowers deliver financial statements for the first full quarter after the closing date for the Credit Facilities, the interest margins over LIBOR and the Base Rate for the Revolving Credit Facility will be set pursuant to a grid to be determined.
Under the Credit Facilities, if our total net leverage ratio, as of the end of any fiscal quarter, is greater than 5.25:1.00 (stepping down to 5.10:1.00 after the first anniversary of the closing date of the Credit Facilities), we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that maybe paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in “Available Cash” during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the Credit Facilities has occurred and is continuing. Among other things, it will be an event of default if:
•	Our total net leverage ratio (defined as the ratio of consolidated indebtedness, net of unrestricted cash and cash equivalents in excess of $5,000,000 but not to exceed $25,000,000, to consolidated EBITDA for the immediately preceding four fiscal quarters), as of the end of any fiscal quarter, is greater than 5.50:1.00 (stepping down to 5.25:1.00 after the first anniversary of the closing date of the Credit Facilities); or

•	Consolidated’s interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated cash interest expense for the immediately preceding four fiscal quarters) as of the end of any fiscal quarter is not at least 2.25:1.00.
The description of the covenants above and of our credit agreement and indenture generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to this report.
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of September 30, 2007, we had approximately $1.9 million of these bonds outstanding.
Table of Contractual Obligations and Commitments
As of September 30, 2007, our material contractual obligations and commitments were:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)
Long-term debt (a)	$594.0	$—	$—	$—	$—	$464.0	$130.0
Operating leases	8.8	0.8	2.3	1.9	1.7	1.1	1.0
Pension and other post retirement obligations (b)	46.0	0.5	5.2	5.4	5.7	6.0	23.2

	$648.8	$1.3	$7.5	$7.3	$7.4	$471.1	$154.2

(a)	This item consists of loans outstanding under our credit facilities totaling $464.0 million and our senior notes totaling $130.0 million. The credit facilities consist of a $464.0 million term loan D facility maturing on October 14, 2011 and a $30.0 million revolving credit facility, which was fully available but undrawn as September 30, 2007.

(b)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through September 30, 2007. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.
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
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt SFAS 158 effective December 31, 2006. The Company adopted the recognition and related disclosure provisions of SFAS 158 effective December 31, 2006. The measurement provision of SFAS 158 is effective at the end of 2008. The Company does not expect the measurement date provision of SFAS 58 to have a significant impact on future results of operations and financial condition.
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115(SFAS 159). SFAS 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Company is required to adopt Statement 159 at the beginning of 2008. The impact of the adoption of SFAS 159 will be dependent upon the extent to which the Company elects to measure eligible items at fair value. The Company is currently evaluating the impact, if any, of adopting SFAS 159 on its future results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and assumes no changes in our capital structure. As of September 30, 2007, approximately 99.3% of our long-term debt obligations were fixed rate obligations and approximately 0.7% were variable rate obligations not subject to interest rate swap agreements.

As of September 30, 2007, we had $464.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On September 30, 2007, we had interest rate swap agreements covering $460.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 4.52% to 5.51%. The swaps expire in varying amounts on December 31, 2008, December 31, 2009, December 31, 2010, September 30, 2009, and September 30, 2011. As of September 30, 2007, we had $4.0 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2007 through September 30, 2007, interest expense would have increased by approximately $0.5 million for the period. As of September 30, 2007, the fair value of interest rate swap agreements amounted to a liability of $1.6 million, net of taxes.
As of September 30, 2007, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $133.9 million based on an overall weighted average interest rate of 9.75% and an overall weighted maturity of 4.50 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10% in interest rates. Such an increase would have resulted in an approximately $2.5 million decrease in the fair value of our fixed rate long term debt.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Communications Holdings, Inc. (Registrant)
Date: November 8, 2007	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of July 1, 2007, by and among Consolidated Communications Holdings, Inc., North Pittsburgh Systems, Inc. and Fort Pitt Acquisition Sub Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 18, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed September 12, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.