Form 10-K
period 2007-12-31
Consolidated Communications Holdings, Inc.
filed 2008-03-17
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant’s telephone number, including area code:
(217) 235-3311
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 29, 2008 was 29,440,587. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007 was approximately $447,076,183, computed by reference to the closing sales price of such common stock on The NASDAQ Global Market as of June 30, 2007. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Part of Form 10-K	Document Incorporated by Reference

Part II, Item 5, Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant’s proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 6, 2008.

Acronyms Used in this Annual Report on Form 10-K

APB	Accounting Principals Board
ARPU	Average revenue per user
COSO	Committee of Sponsoring Organization of the Treadway Commission
CLEC	Competitive Local Exchange Carrier
DDTL	Delayed draw term loan facility
DGCL	Delaware general corporation law
DSL	Digital subscriber line
DSLAMs	Digital subscriber line access multiplexers
EBITDA	Earnings before interest, taxes, depreciation and amortization
ETCs	Eligible telecommunications carriers
ETFL	East Texas Fiber Line, Inc.
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FIN	Financial interpretation number
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles
ICC	Illinois Commerce Commission
ICTC	Illinois Consolidated Telephone Company
ILEC	Independent local exchange carrier
IP	Internet protocol
IPO	Initial public offering
IPTV	Internet protocol digital television
LIBOR	London interbank offer rate
MD&A	Management discussion & analysis
MOU	Minutes of Use
MPLS	Multi-Protocol Label Switching
NECA	National Exchange Carrier Association
NOC	Network operations center
NOL	Net operating loss
PAPUC	Pennsylvania Public Utility Commission
PAUSF	Pennsylvania Universal Service Fund
PUCT	Public Utility Commission of Texas
PURA	Public utilities regulatory act
RBOC	Regional bell operating company
RLEC	Rural local exchange carrier
SAB	Staff accounting bulletin
SFAS	Statement of financial accounting standards
SFAS 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123	SFAS No. 123, “Accounting for Stock Based Compensation”
SFAS 123R	SFAS No. 123 revised, “Share Based Payment”
SFAS 131	SFAS No. 131, “Disclosure about Segments of an Enterprise and Regulated Information”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”
SFAS 141	SFAS No. 141, “Business Combinations”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”
SFAS 155	SFAS No. 155, “Accounting for Certain Hybrid Instruments”
SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements
SKL	SKL Investment Group, LLC
SPCOA	Service provider certificate of operating authority
TXUCV	TXU Communications Ventures Company
UNE-P	Unbundled network element platform
VOIP	Voice over Internet protocol

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

“Consolidated Communications” or the “Company” refers to Consolidated Communications Holdings, Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “our,” or “us,” they refer to the Company and its subsidiaries. Results of operations from North Pittsburgh Systems, Inc. (“North Pittsburgh”), which we acquired on December 31, 2007, are not reflected in the results of operations for the period(s) referenced but our balance sheet dated December 31, 2007 does include the preliminary allocated fair value of the assets acquired and liabilities assumed in the transaction.

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

Overview

Consolidated Communications owns established incumbent local exchange telephone companies, (“ILECs”) that provide communications services to residential and business customers in Illinois, Texas and, following our acquisition of North Pittsburgh, Pennsylvania. We refer to our ILECs as rural telephone companies or rural companies. We offer a wide range of telecommunications services, including local and long distance service, custom calling features, private line services, high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing. In addition, we operate a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services.

After giving effect to the acquisition of North Pittsburgh, we are the 12th largest local telephone company in the United States. Upon completion of the North Pittsburgh acquisition on December 31, 2007, we had approximately 282,028 local access lines, 68,874 Competitive Local Exchange Carrier (“CLEC”) access line equivalents (including 41,951 access lines and 2,184 DSL subscribers), 83,521 high-speed Internet subscribers (which we refer to as digital subscriber lines, or DSL) and 12,241 Internet Protocol digital television (or IPTV) subscribers.

For the years ended December 31, 2007 and 2006, we had $329.2 million and $320.8 million of revenues, respectively. In addition, we generated net income of $11.4 million and $13.3 million for the years ended December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, we had $891.6 million of total long-term debt, which includes $296.0 million of incremental long-term debt issued and $1.6 million of capital leases assumed, net of current portion, in connection with our acquisition of North Pittsburgh. In addition, as of December 31, 2007 we had an accumulated deficit of $117.5 million and stockholders’ equity of $155.4 million, which includes $74.4 million of common stock issued in connection with the acquisition of North Pittsburgh, net of issuance costs.

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

On December 31, 2007, we completed the acquisition of North Pittsburgh. Through its subsidiaries it provides advanced communication services to residential and business customers in several counties in western Pennsylvania.

Our Strengths

Stable Local Telephone Business

We are the incumbent local telephone company in the rural communities we serve, and demand for local telephone services from our residential and business customers has been stable despite changing economic conditions. We operate in a supportive regulatory environment, and competition in our markets is limited. As a result of these favorable characteristics, the cash flow generated by our local telephone business is relatively consistent from year to year. Our long-standing relationship with our local telephone customers provides us with an opportunity to pursue increased revenue per access line by selling additional services to existing customers through a bundling strategy, such as our triple play offering of local voice service, DSL and IPTV.

Attractive Markets and Limited Competition

The geographic areas in which our rural telephone companies operate are characterized by a balanced mix of stable, insular territories in which we have limited competition and growing suburban areas. Historically, we have had limited competition for basic voice services from wireless carriers and non-facilities based providers using Voice Over Internet Protocol, or VOIP. Cable providers have recently started offering a voice product. As of December 31, 2007, Mediacom is the only cable operator to have launched a voice product in our Texas and Illinois markets, by our estimate overlapping approximately 15% of our total access lines in those states. The two incumbent cable providers in our North Pittsburgh territory, Armstrong and Comcast, have each launched a competitive VOIP offering.

Our Lufkin, Texas and central Illinois markets have experienced only nominal population growth over the past decade. As of December 31, 2007, 115,062, or approximately 40.8%, of our local access lines were located in these markets. We have experienced limited competition in these markets because the low customer density and high residential component have discouraged the significant capital investment required to offer service over a competing network.

Our Conroe, Texas and Katy, Texas markets are suburban areas located on the outskirts of the Houston metropolitan area. As of December 31, 2007, 108,725, or approximately 38.6%, of our local access lines were located in these markets. They have experienced above-average population and business employment growth over the past decade as compared to Texas and the United States as a whole. According to the most recent census, the median household income in the primary county in our Conroe market was over $50,000 per year and in our Katy market was over $60,000 per year, both significantly higher than the median household income in Texas, which was $39,927 per year, and the United States, which was $42,148 per year.

At the time of the acquisition, North Pittsburgh had three operating subsidiaries including an ILEC, a CLEC, and an Internet service provider (ISP). North Pittsburgh operates in an approximately 285 square mile territory in western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. Over the past decade, its ILEC territory has experienced population growth due to the continued expansion of suburban communities into its serving area, with the southernmost point of its territory only 12 miles from the City of Pittsburgh. As a result of the population growth, the ILEC also benefits from growth in business activity and favorable market demographics. Approximately 58,241, or 20.6%, of our access lines are located in the North Pittsburgh territory.

North Pittsburgh’s CLEC business furnishes telecommunication and broadband services south of the ILEC’s territory to customers in Pittsburgh and its surrounding suburbs as well as to the north in the City of Butler and its surrounding areas. Verizon is the ILEC in the Pittsburgh area, while Embarq (formerly Sprint) is the ILEC in the City of Butler and its surrounding areas.

Technologically Advanced Network

We have invested significantly over the last several years in building a technologically advanced network capable of delivering a broad array of reliable, high quality voice and data and video services to our Illinois and Texas customers on a cost-effective basis. For example, approximately 95% of our total local access lines in Illinois and Texas were DSL-capable as of December 31, 2007. Of these DSL capable lines, approximately 80% are capable of speeds of 3 mega bits per second (Mbps) or greater. This is made possible by leveraging our Internet Protocol, or IP, backbone network in Illinois and Texas. We believe this IP network will position us with a lower cost, better quality and flexible platform that will enable the development and delivery of new broadband applications to our customers. The service options we are able to provide over our existing network allow us to generate additional revenues per customer. Other than the provision of success-based set-top boxes for subscribers, we believe our current network is capable of supporting increased IPTV subscribers with limited additional network preparation.

Our Pennsylvania market offers many of the same advanced IP network capabilities with DSL availability to 100% of the customer base. Metro-Ethernet, VoIP tunneling, and other additional IP services leverage the extensive MPLS (Multi-Protocol Label Switching) core network providing for a more efficient and scalable network. The broad fiber deployment provides an easy reach into existing and new areas bringing the network closer to the customer enhancing service offerings and quality for the end subscriber.

Broad Service Offerings and Bundling of Services

In Illinois and Texas we offer our residential and business customers a single point of contact for access to a broad array of voice, data, and video services. We provide local and long distance service, multiple speeds or tiers of DSL service and a robust IPTV video offering with over 200 all digital channels. We also offer custom calling services, carrier access services, network capacity services and directory publishing.

We generate additional revenues per customer by bundling services. Bundling enables us to provide a more complete package of services to our customers, which increases our average revenue per user, or ARPU, while adding additional value for the consumer. We also believe the bundling of services results in increased customer loyalty and higher customer retention. As of December 31, 2007, we had 45,971 customers who subscribed to service bundles that included local service and a selection of other services including items such as, custom calling features, DSL and IPTV. Collectively, this represents an increase of approximately 6.5% over the number of customers who subscribed to service bundles as of December 31, 2006.

Favorable Regulatory Environment

We benefit from federal and Texas state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas, which is also referred to as universal service. For the year ended December 31, 2007 we received $27.0 million in payments from the federal universal service fund and $19.0 million from the Texas universal service fund. In the aggregate, these payments comprised 14.0% of our revenues for the year ended December 31, 2007. For the year ended December 31, 2006, we received $28.1 million from the federal universal service fund and $19.5 million from the Texas universal service fund. In the aggregate, these payments comprised 14.8% of revenues for the year ended December 31, 2006. For both 2007 and 2006 our subsidies included a net refund from us back to the universal service funds associated with prior period adjustments. Those amounts were $2.6 million and $1.3 million for 2007 and 2006, respectively.

Experienced Management Team with Proven Track Record

With an average of over 20 years of experience in both regulated and non-regulated telecommunications businesses, our management team has demonstrated the ability to deliver profitable growth while providing high levels of customer satisfaction. Specifically, our management team has:

•	particular expertise in providing superior quality services to rural customers in a regulated environment;

•	a proven track record of successful business integrations and acquisitions, including the integration of ICTC and several related businesses into McLeodUSA in 1997, the acquisition of ICTC in 2002 and the TXUCV acquisition and related integration in 2004 and 2005; and

•	a proven track record of launching and growing of new services, such as DSL and IPTV, along with managing CLEC businesses and complementary services, such as operator, telemarketing and order fulfillment services and directory publishing.

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

Over the last two years we have expanded our service bundle with the introduction of IPTV in selected Illinois and Texas markets. Having made the necessary upgrades to our network and purchased programming content, we launched our last major market, Lufkin, Texas, in March 2007. We have been focused on marketing our “triple play” bundle, which includes local voice, DSL and IPTV services. As of December 31, 2007, over 87% of the customers that have subscribed to our video service have taken our triple play offering. In total, we had 12,241 video subscribers and passed approximately 108,000 homes at year-end 2007. We expect to launch IPTV and the “triple play” bundle in our Pennsylvania markets early in the second quarter of 2008.

Improve Operating Efficiency

Since acquiring our Illinois operations in December 2002 and our Texas operations in April 2004, we have made significant operating and management improvements. We have centralized many of our business and back office operations into one functional organization with common work groups, processes and systems. By providing these centrally managed resources, we have allowed our management and customer service functions to focus on the business and to better serve our customers in a cost-effective manner. We intend to apply the same practices as we integrate North Pittsburgh into our existing operations. For example, effective on the date of closing, we were able to transition all of North Pittsburgh’s financial, human resource and supply chain systems to our existing systems. We have identified several “fast track” projects that will allow us to improve our cost structure while launching new products and improving the customer experience.

Maintain Capital Expenditure Discipline

We have successfully managed our capital expenditures in order to optimize our returns, while allocating resources to maintain and upgrade our network and enable new service delivery. This was demonstrated by the completion of the IP network in Illinois and Texas and the subsequent rollout of IPTV service. By upgrading the network to an IP based architecture we were able to provide not only a more efficient network, but also one that is capable of offering new services such as IPTV.

Pursue Selective Acquisitions

Although we expect to focus on integration of North Pittsburgh in 2008, in the longer term we intend to continue to pursue a disciplined process of selective acquisitions of access lines or operating companies. Our acquisition criteria include:

•	attractiveness of the markets;

•	quality of the network;

•	our ability to integrate the acquired company efficiently;

•	potential operating synergies; and

•	cash flow accretive from day one.

Source of Revenues

The following chart summarizes our primary sources of revenues for the last two years:

	Year Ended December 31,
	2007		2006
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues

Revenues
Telephone Operations
Local calling services	$82.8	25.2%	$85.1	26.6%
Network access services	70.2	21.3	68.1	21.2
Subsidies	46.0	14.0	47.6	14.8
Long distance services	14.0	4.3	15.2	4.7
Data and internet services	38.0	11.5	30.9	9.6
Other services	35.8	10.9	33.5	10.5

Total Telephone Operations	286.8	87.1	280.4	87.4
Other Operations	42.4	12.9	40.4	12.6

Total operating revenues	$329.2	100.0%	$320.8	100.0%

Telephone Operations

The following discussion of telephone operations relates to Illinois and Texas, except where otherwise expressly stated.

Our Telephone Operations segment consists of local calling services, network access services, subsidies, long distance services, data and Internet services, and other services. As of December 31, 2007, our Telephone Operations segment had approximately:

•	223,787 local access lines in service, of which approximately 65% served residential customers and 35% served business customers;

•	148,376 total long distance lines, including 131,640 lines from within our service areas, which represented 58.8% penetration of our local access lines;

•	66,624 DSL lines, which represented approximately 47.7% penetration of our primary residential access lines. Approximately 95% of our total local access lines are DSL-capable; and

•	12,241 IPTV subscribers.

Our Telephone Operations segment generated approximately $82.5 million and $82.9 million of cash flows from operating activities for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, our Telephone Operations had total assets of approximately $1,281.0 million.

Local calling services include dial tone and local calling services. We generally charge residential and business customers a fixed monthly rate for access to the network and for originating and receiving telephone calls within their local calling area. Custom calling features consist of caller name and number identification, call forwarding and call waiting. Value added services consist of teleconferencing and voicemail. For custom calling features and value added services, we usually either charge a flat monthly fee, or bundle the local calling services together with other services at a discounted rate to consumers. In addition, we offer local private lines providing direct connections between two or more local locations primarily to business customers at flat monthly rates. In our Texas markets we offer small and medium sized businesses a hosted VOIP solution that delivers local service, calling features, IP business telephones and unified messaging all in an attractive bundle.

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

Long distance services include services provided to subscribers to our long distance plans to originate calls that terminate outside the caller’s local calling area. We offer a variety of plans and charge our subscribers a combination of subscription and usage fees including an unlimited long distance plan.

Data and Internet services include revenues from non-local private lines and the provision of access to the Internet by DSL, T-1 lines and dial-up access and IPTV. We also offer a variety of data connectivity services, including Asynchronous Transfer Mode and gigabit Ethernet products and frame relay networks. Frame relay networks are public data networks commonly used for local area network to local area network communications as an alternative to private line data communications. In addition, we launched IPTV in our Illinois markets in 2005 and began launching in our Texas markets in August 2006.

Other Services within our Telephone Operations segment include revenues from telephone directory publishing, wholesale transport services on a fiber optic network in Texas, billing and collection services, inside wiring service and maintenance. It also includes our limited partnership interests in the following two cellular partnerships:

•	GTE Mobilnet of South Texas, which serves the greater Houston metropolitan area. We own approximately 2.3% of this partnership. Because of our minor ownership interest and our inability to influence the operations of this partnership, we account for this investment using the cost basis. As a result, income is recognized only on cash distributions paid to us up to our proportionate earnings in the partnership. We recognized income on cash distributions of $4.2 million and $4.0 million from this partnership for the years ended December 31, 2007 and 2006, respectively.

•	GTE Mobilnet of Texas RSA #17, which serves areas in and around Conroe, Texas. We own approximately 17.0% of the equity of this partnership. Because of our ownership interest in this partnership, we account for this investment under the equity method. As a result, we recognize income based on the proportion of the earnings generated by the partnership that would be allocated to us. Cash distributions are recorded as a reduction in our investment amount. For the year ended December 31, 2007, we recognized income of $2.2 million and received cash distributions of $1.9 million from this partnership. In 2006, we recognized income of $2.8 million and received cash distributions of $1.0 million from this partnership.

San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both partnerships.

Other Operations

Our Other Operations segment, which does not include any North Pittsburgh operations, consists of complementary businesses including Public Services, Business Systems, Market Response, Operator Services and Mobile Services. Public Services provides local and long distance service and automated calling service for correctional facilities. Business Systems sells and installs telecommunications equipment, such as key, private branch exchange (PBX) and IP based telephone systems to residential and business customers. Market Response provides telemarketing and order fulfillment services. Operator Services offers both live and automated local and long distance operator services and national directory assistance on a wholesale and retail basis. Mobile Services provides one-way messaging service to residential and business customers and includes revenues from our Illinois cellular agency and Texas Mobile Virtual Network Operator (MVNO) operations.

Our Other Operations segment generated approximately ($0.4) million and $1.7 million of cash flows from operating activities for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, our Other Operations had total assets of approximately $23.6 million.

North Pittsburgh Operations

ILEC

The North Pittsburgh ILEC in general recognizes revenue from the same sources as our Illinois and Texas telephone operations. The ILEC benefits from both federal and Pennsylvania state universal service and other funds. We intend to implement many of the strategies and processes used by our Illinois and Texas telephone operations to maximize the revenue potential of the North Pittsburgh ILEC.

CLEC

The North Pittsburgh CLEC follows an “edge-out” strategy, in which it has leveraged the ILEC’s network, human capital skills and reputation in the surrounding markets. The sales strategy in these edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services, broadband services including DSL and multi-megabit metro Ethernet.

Internet Service Provider

The North Pittsburgh ISP furnishes Internet access and broadband services in western Pennsylvania. The majority of its DSL and other broadband customers are served over its ILEC and CLEC networks, with the ISP providing a gateway to the Internet. In addition, the ISP also provides virtual hosting services, collocation services, web page design and e-commerce enabling technologies to customers.

Investments

North Pittsburgh owns limited partnership interests of 3.6%, 16.6725%, and 23.67%, respectively, in the Pittsburgh SMSA, Pennsylvania RSA 6(I), and Pennsylvania RSA 6(II) wireless partnerships, all of which are majority owned and operated by Verizon Wireless. These partnerships cover territories which almost entirely overlap the markets served by North Pittsburgh’s ILEC and CLEC operations.

Customers and Markets

Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas in an approximately 2,681 square mile area primarily in five central Illinois counties: Coles; Christian; Montgomery; Effingham; and Shelby. An exchange is a geographic area established for administration and pricing of telecommunications services. We are the incumbent provider of basic telephone services within these exchanges, with approximately 74,369 local access lines, or approximately 28 lines per square mile, as of December 31, 2007. Approximately 61% of our local access lines serve residential customers and the remainder serve business customers. Our business customers are predominantly small retail, commercial, light manufacturing and service industry accounts, as well as universities and hospitals.

Our 21 exchanges in Texas serve three principal geographic markets: Lufkin, Conroe, and Katy in an approximately 2,054 square mile area. Lufkin is located in east Texas and Conroe and Katy are located in the suburbs of Houston and adjacent rural areas. We are the incumbent provider of basic telephone services within these exchanges, with approximately 149,418 local access lines, or approximately 73 lines per square mile, as of December 31, 2007. Approximately 68% of our Texas local access lines served residential customers and the remainder served business customers. Our Texas business customers are predominately manufacturing and retail industries accounts, and our largest business customers are hospitals, local governments and school districts.

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

The North Pittsburgh market covers 285 square miles and serves portions of Allegheny, Armstrong, Butler and Westmorland Counties in western Pennsylvania. The southernmost point of the ILEC territory is just 12 miles from the City of Pittsburgh. Through its CLEC operations, our North Pittsburgh operations are able to expand south to serve Pittsburgh and north to the City of Butler. The CLEC primarily targets small to mid-sized business customers, educational institutions and healthcare facilities.

Sales and Marketing

Telephone Operations

The key components of our overall marketing strategy in our Telephone Operations segment include the following:

•	positioning ourselves as a single point of contact for our customers’ communications needs;

•	providing our customers with a broad array of voice and data services and bundling services where possible;

•	providing excellent customer service, including providing 24-hour, 7-day a week centralized customer support to coordinate installation of new services, repair and maintenance functions;

•	developing and delivering new services; and

•	leveraging our history and involvement with local communities and expanding “Consolidated Communications” and “Consolidated” brand recognition.

Our consumer sales strategy is focused on increasing DSL and IPTV service penetration in all of our service areas, cross-selling our services, developing additional services to maximize revenues and increase ARPU, and increasing customer loyalty through superior customer service, local presence and motivated service employees.

Our Telephone Operations segment currently has three sales channels: call centers, communication centers and commissioned sales people. Our customer service call centers serve as the primary sales channels for residential and business customers with one or two phone lines, whereas commissioned sales representatives provide customized proposals to larger business customers. In 2006, we formed a new team of commissioned sales people, our “Feet on the Street” team. This team canvasses our territory offering residential customers our full suite of products, leading with our triple-play bundled offering of voice, DSL and IPTV services. Beyond the strong sales point of contact, this sales channel also helps us to identify and address customer service issues, if any, on a proactive face to face basis. This team of individuals can be scaled up or down to match our business needs, including, for example, if a new product launches or a period of extended inclement weather is experienced. Our customers can also visit one of our eight communications centers for their various communications needs, including new telephone, Internet service and IPTV purchases. We believe that communication centers have helped decrease our customers’ late payments and bad debt due to their ability to pay their bills easily at these centers. Our Telephone Operations’ sales efforts are supported by direct mail, bill inserts, newspaper advertising, public relations activities, sponsorship of community events and website promotions.

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

Other Operations

Each of our Other Operations businesses primarily uses an independent sales and marketing team comprised of dedicated field sales account managers, management teams and service representatives to execute our sales and marketing strategy. These efforts are supported by attendance at industry trade shows and leadership in industry groups including the US Telecom Association, the Associated Communications Companies of America and the Independent Telephone and Telecommunications Alliance.

Information Technology and Support Systems

Our information technology and support systems staff is a seasoned organization that supports day-to-day operations and develops system enhancements. The technology supporting our Telephone Operations segment is centered on a core of commercially available and internally maintained systems.

In 2005 and 2006 we successfully migrated most of the key business processes of our Illinois and Texas telephone operations onto single, company-wide systems and platforms including common network provisioning, network management, workforce management systems and financial systems. Our final project, Phase Three of billing integration, was successfully completed during the second half of 2007. Phase Three involved the upgrade of our telephone billing system in Illinois to our latest version of our core billing software utilized by the rest of telephone operations. Our core systems and hardware platform provide for significant scalability.

Just as we migrated our Illinois and Texas properties to common systems, we intend to integrate North Pittsburgh billing systems into our existing platform and move other telephone operation systems to established common platforms.

Network Architecture and Technology

Our Texas and Illinois local networks are based on a carrier serving area architecture. Carrier serving area architecture is a structure that allows access equipment to be placed closer to customer premises enabling the customer to be connected to the equipment over shorter copper loops than would be possible if all customers were connected directly to the carrier’s main switch. The access equipment is then connected back to that switch on a high capacity fiber circuit, resulting in extensive fiber deployment throughout the network. The access equipment is sometimes referred to as a digital loop carrier and the geographic area that it serves is the carrier serving area.

A single engineering team is responsible for the overall architecture and interoperability of the various elements in the combined network of our Illinois and Texas telephone operations. Our network operations center, or NOC, in Lufkin, Texas, monitors the performance of our communications network at a system level, 24 hours per day, 365 days per year. This center is connected to our customer facing NOC in Mattoon, Illinois which deals with customer specific issues and together they function as one organization. We believe these NOCs allow our Illinois and Texas Telephone Operations to maintain high network performance standards, using common network systems and platforms, which allows us to efficiently handle weekend and after-hours coverage between markets and more efficiently allocate personnel to manage fluctuations in our workload volumes.

Our network is supported by advanced 100% digital switches, with a fiber network connecting 54 of our 56 exchanges. These switches provide all of our local telephone customers with access to custom calling features, value-added services and dial-up Internet access. We have four additional switches: one which supports feature rich Voice Over Internet Protocol known as VOIP, two dedicated to long distance service and one which supports our Public Services and Operator Services businesses. In addition, approximately 95% of our total local access lines are served by exchanges or carriers equipped with digital subscriber line access multiplexers, or DSLAMs, and are within distance limitations for providing DSL service. DSLAMs are devices designed to separate voice-frequency signals from DSL traffic.

We commenced the network improvements needed to support the introduction of our IPTV service, which is functionally similar to a digital cable television offering, in our Illinois markets in 2003 and in our Texas markets in 2005. We have since completed the initial capital investments including associated IP backbone projects and developed the content relationships necessary to provide these services and introduced IPTV in selected Illinois markets in 2005 and Texas markets in August 2006. Other than the provision of set-top boxes, which will be purchased in quantities sufficient to match subscriber demand, we do not anticipate having to make any material capital upgrades to our network infrastructure in connection with our expansion of IPTV in these markets. As of December 31, 2007, IPTV was available to approximately 90,000 homes in our markets. Our IPTV subscriber base has grown from 6,954 as of December 31, 2006 to 12,241 as of December 31, 2007.

In Texas we also operate a transport network which consists of approximately 2,500 route-miles of fiber optic cable. Approximately 54% of this network consists of cable sheath owned by us, either directly or through our majority-owned subsidiary East Texas Fiber Line Incorporated and a partnership partly owned by us, Fort Bend Fibernet. For most of the remaining route-miles of the network, we purchased strands on third-party fiber networks pursuant to contracts commonly known as indefeasible rights of use. In limited cases, we also lease capacity on third-party fiber networks to complete routes, in addition to these fiber routes. These assets also support our IPTV video product in Texas as well as our Texas transport services business.

In the past ten years, North Pittsburgh has invested over $160 million to develop a high quality network. The Pennsylvania network is a 100% digital switching network, comprised of nine central offices and 86 Carrier Serving Areas (CSAs). The CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled North Pittsburgh to provide DSL service, with speeds up to 3 Mbps, to 100% of its access lines. In addition, North Pittsburgh has deployed fiber optic cable extensively throughout its network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within its ILEC serving area.

North Pittsburgh is nearing completion of a capital construction project to deploy fiber closer to the homes and businesses it serves. As of December 31, 2007, approximately 90 percent of its addressable access lines have fiber provisioned to within 5,000 feet, which will allow for DSL deployment at speeds ranging between 20 to 25 megabits per second. North Pittsburgh has also upgraded its data transmission network to a gigabit Ethernet backbone using a Multiple Protocol Label Switching (MPLS) network that will more efficiently and effectively handle the increased bandwidth demands of its network, especially its next-generation DSL products as well as its business class Ethernet offerings. The CLEC operates an extensive SONET optical network with over 300 route miles of fiber optic facilities in the Pittsburgh metropolitan area. It has physical collocation in 27 Verizon central offices and one Embarq central office and primarily serves its customers using unbundled network element (UNE) loops. In the Pittsburgh market, it operates a carrier hotel that serves as the hub for its fiber optic network. In addition, North Pittsburgh also offers space in this carrier hotel to ISPs, IXCs, other CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including the Company’s.

Employees

As of December 31, 2007, without taking the North Pittsburgh acquisition into effect, we had a total of 1,081 employees, of which 952 were full-time and 129 were part-time. Approximately 343 of the employees located in Illinois are represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement that was renewed on November 15, 2005 for a period of three years. Approximately 186 of the employees located in Texas are represented by the Communications Workers of America under a collective bargaining agreement that was renewed on October 15, 2007 for a period of three years. We believe that management currently has a good relationship with our employees.

As of December 31, 2007, North Pittsburgh had a total of 281 employees, of which 274 were full-time and 7 were part-time. Approximately 97 of the employees located in Pennsylvania are represented by the Communications Workers of America under a collective bargaining agreement that was renewed in September of 2007 and will expire on September 30, 2008.

Competition

Local Telephone Market

In general, telecommunications service in rural areas is more costly to provide than service in urban areas because the lower customer density necessitates higher capital expenditures on a per customer basis. As a result, it is generally not economically viable for new entrants to overbuild in rural territories. Despite the barriers to entry for voice services, rural telephone companies face some competition for voice services from new market entrants, such as cable providers, wireless providers and competitive telephone companies. Cable providers are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, data and video communications. Competitive telephone companies are competitors that have been granted permission by a state regulatory commission to offer local telephone service in an area already served by a local telephone company. Electric utility companies have existing assets and low cost access to capital that may allow them to enter a market rapidly and accelerate network development.

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

Currently Mediacom, which serves the eastern portion of our Illinois service territory, is providing competition for basic voice services with its VOIP offering. We estimate that Mediacom overlaps approximately 15% of our total access lines. The major cable television supplier in the western portion of our Illinois territory is New Wave Communications. Our Texas properties face video and DSL competition from Comcast and Suddenlink. While Mediacom is the only cable provider offering a competitive voice offering in our service area, we are preparing for the launch of voice products by the other cable providers in our service area.

The two cable companies that overlay the majority of the North Pittsburgh ILEC territory, Armstrong and Comcast, have each launched an aggressive triple play package of voice, video and broadband service. In general, these cable companies have modern networks, a high percentage of homes passed and a high penetration of their video services.

Wireless Service

Rural telephone companies face competition for voice services from wireless carriers. However, rural telephone companies usually face less wireless competition than non-rural providers of voice services because wireless networks in rural areas are generally less developed than in urban areas. Our service areas in Conroe and Katy, Texas are exceptions to this general rule due to their proximity to Houston and, as a result, are facing increased competition from wireless service providers. Additionally, due to the concentration of interstate and major highways in the territory, our Pennsylvania markets are also exposed to increased competition from wireless service providers. Although we do not believe that wireless technology represents a significant threat to our rural telephone companies in the near term, we expect to face increased competition from wireless carriers as technology, wireless network capacity and economies of scale improve, wireless service prices continue to decline and subscribers continue to increase.

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

Overview

The telecommunications industry in which we operate is subject to extensive federal, state and local regulation. Pursuant to the Telecommunications Act of 1996, federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and the preservation and advancement of widely available, quality telephone service at affordable prices. At the federal level, the Federal Communications Commission, or FCC, generally exercises jurisdiction over facilities and services of local exchange carriers, such as our rural telephone companies, to the extent they are used to provide, originate or terminate interstate or international communications. State regulatory commissions, such as the ICC, PAPUC and the PUCT, generally exercise jurisdiction over these facilities and services to the extent they are used to provide, originate or terminate intrastate communications. In particular, state regulatory agencies have substantial oversight over interconnection and network access by competitors of our rural telephone companies. In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks.

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

Federal Regulation

Our rural telephone companies and competitive local exchange companies must comply with the Communications Act of 1934, as amended, or the Communications Act, which requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The amendments to the Communications Act enacted in 1996 and contained in the Telecommunications Act dramatically changed, and are expected to continue to change, the landscape of the telecommunications industry.

Access Charges

A significant portion of our rural telephone companies’ revenues come from network access charges paid by long distance and other carriers for originating or terminating calls within our rural telephone company’s service areas. The amount of network access charge revenues our rural telephone companies receive is based on rates set or approved by federal and state regulatory commissions, and these rates are subject to change at any time. The FCC regulates the prices our rural telephone companies may charge for the use of our local telephone facilities in originating or terminating interstate and international transmissions. The FCC has structured these prices as a combination of flat monthly charges paid by the end-users and usage sensitive charges or flat monthly rate charges paid by long distance or other carriers. Intrastate network access charges are regulated by state commissions. Our Illinois rural telephone company’s intrastate network access charges currently mirror interstate network access charges for all but one element, local switching. Our North

Pittsburgh rural telephone company’s intrastate and interstate network access charges are also very similar. In contrast, our Texas rural telephone companies currently charge significantly higher intrastate network access charges than interstate network access charges, in accordance with the regulatory regime in Texas.

The FCC regulates levels of interstate network access charges by imposing price caps on Regional Bell Operating Companies, referred to as RBOC’s, and large incumbent telephone companies. These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings. Small incumbent telephone companies may elect to base network access charges on price caps, but are not required to do so. Our Illinois, Pennsylvania, and Texas rural telephone companies have elected not to apply federal price caps. Instead, our rural telephone companies employ rate-of-return regulation for their network interstate access charges, whereby they earn a fixed return on their investment over and above operating costs. The FCC determines the profits our rural telephone companies can earn by setting the rate-of-return on their allowable investment base, which is currently 11.25%.

Our Illinois and Texas rural telephone companies currently are cost based rate of return companies and file their own rates for switched and special access. They participate in the National Exchange Carrier Associations (“NECA”) pool for common line services. On December 4, 2007, however, we filed a petition with the FCC seeking to permit our Illinois and Texas companies to convert to price cap regulation. The conversion to a price cap regime will advance FCC goals and serve the public interest in a number of ways. Efficient access pricing mechanisms like price cap regulation generate incentives to optimize a carrier’s cost structure and promote competition. The price cap rate structure is far more conducive to efficiency and competition than the rate of return rate structure, and price cap regulation will benefit our customers and provide us with a regulatory structure that delivers appropriate incentives. If approved, this conversion would give us greater pricing flexibility for interstate services, particularly the increasingly competitive special access segment, and the potential to increase our net earnings through greater productivity and introduction of new services. Offsetting these advantages, however, we would be required to reduce our interstate access charges in Illinois significantly, and also would receive somewhat reduced subsidies from the interstate Universal Service Fund program. Because our Illinois intrastate access charges generally mirror interstate rates, this conversion may also result in lower intrastate revenues in Illinois. The FCC has not yet ruled on this petition. Because access tariffs are filed on an annual basis, our companies can convert to price cap regulation effective on July 1, 2008 if the FCC approves our petition in advance of that date; if not, the next opportunity to convert would be on July 1, 2009.

Our Pennsylvania rural telephone company is an average schedule rate of return company, which means its interstate settlements are determined by formulas based on a statistical sampling of the allocation of costs to the interstate jurisdiction of comparable companies that perform cost studies. NECA’s average schedule formulas for the July 1, 2006 through June 30, 2007 period reflected the normal projected changes in cost and demand for the July 1, 2006 through June 30, 2007 period and also implemented some structural changes to the formulas to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling.

Traditionally, regulators have allowed network access rates to be set higher in rural areas than the actual cost of terminating or originating long distance calls as an implicit means of subsidizing the high cost of providing local service in rural areas. Following a series of federal circuit court decisions ruling that subsidies must be explicit rather than implicit, in 2001, the FCC adopted an order beginning to reform the network access charge system for rural carriers. The FCC reforms reduced per-minute network access charges and shifted a portion of cost recovery, which historically was imposed on long distance carriers, to flat-rate, monthly subscriber line charges imposed on end-user customers. While the FCC also increased explicit subsidies through the universal service fund to rural telephone companies, the aggregate amount of interstate network access charges paid by long distance carriers to access providers, such as our rural telephone companies, has decreased and may continue to decrease.

The FCC’s 2001 access reform order had a negative impact on the intrastate network access revenues of our Illinois rural telephone company. Consistent with ICC policy, our Illinois rural telephone company’s intrastate network access rates mirror interstate network access rates. Illinois, however, unlike the federal system, does not provide an explicit subsidy in the form of a universal service fund. Therefore, while subsidies from the federal universal service fund offset Illinois Telephone Operations’ decrease in revenues resulting from the reduction in interstate network access rates, there was not a corresponding offset for the decrease in revenues from the reduction in intrastate network access rates. In Pennsylvania and Texas, because the intrastate network access rate regime applicable to our rural telephone companies does not mirror the FCC regime, the impact of the reforms was revenue neutral. The PAPUC and PUCT are continuing to investigate possible changes to the structure for intrastate access charges. The Texas legislature is expected to consider potential changes to rates during the legislative session beginning in January, 2009.

In recent years, long distance carriers and other such carriers have become more aggressive in disputing interstate access charge rates set by the FCC and the applicability of access charges to their telecommunications traffic. We believe that these disputes have increased in part due to advances in technology which have rendered the identity and jurisdiction of traffic more difficult to ascertain and which have afforded carriers an increased opportunity to assert regulatory distinctions and claims to lower access costs for their traffic. For example in September 2003, Vonage Holdings Corporation filed a petition with the FCC to preempt an order of the Minnesota Public Utilities Commission which had issued an order requiring Vonage to comply with the Minnesota Commission’s order. The FCC determined that Vonage’s VOIP service was such that it was impossible to divide it into interstate and intrastate components without negating federal rules and policies. Accordingly, the FCC found it was an interstate service not subject to traditional state telephone regulation. While the FCC order did not specifically address the issue of the application of intrastate access charges to Vonage’s VOIP service, the fact that the service was found to be solely interstate raises that concern. We cannot predict what other actions other long distance carriers may take before the FCC or with their local exchange carriers, including our rural telephone companies, to challenge the applicability of access charges. To date, no long distance or other carrier has made a claim to us contesting the applicability of network access charges billed by our rural telephone companies. We cannot assure you, however, that long distance or other carriers will not make such claims in the future nor, if such a claim is made, can we predict the magnitude of the claim. As a result of the increasing deployment of VOIP services and other technological changes, we believe that these types of disputes and claims will likely increase.

On July 25, 2006 the FCC issued for comment CC Docket 01-92, Missoula Intercarrier Compensation Plan, or the Missoula Plan, a proposal for a comprehensive reform of network access charges and other forms of compensation for the exchange of traffic among telecommunications carriers. Consolidated is a signed supporter of the Missoula Plan. The ICC, PAPUC and PUCT have filed comments in opposition to the Missoula Plan. The FCC has taken no action on the proposal to date. We continue to actively participate in shaping intercarrier compensation and universal service reforms through our own efforts as well as through industry associations and coalitions.

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PAPUC claiming that our Pennsylvania CLEC’s intrastate switched access rates are in violation of Pennsylvania statute. For a detailed description of the dispute, see “Regulatory Risks” included in Item 1A. “Risk Factors.”

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

The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers. All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers. Local exchange carriers, including our rural telephone companies, are required to:

•	allow other carriers to resell their services;

•	where feasible, provide number portability;

•	ensure dialing parity, whereby consumers can choose their local or long distance telephone company over which their calls will automatically route without having to dial additional digits;

•	ensure that competitors’ customers receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing;

•	afford competitors access to telephone poles, ducts, conduits and rights-of-way;

•	and establish reciprocal compensation arrangements with other carriers for the transport and termination of telecommunications traffic.

Furthermore, the Telecommunications Act imposes on incumbent telephone companies, other than rural telephone companies that maintain their so-called “rural exemption”, additional obligations, by requiring them to:

•	negotiate interconnection agreements with other carriers in good faith;

•	interconnect their facilities and equipment with any requesting telecommunications carrier, at any technically feasible point, at nondiscriminatory rates and on nondiscriminatory terms and conditions;

•	provide other carriers nondiscriminatory access to unbundled network elements, commonly known as UNEs, such as local loops and transport facilities, at any technically feasible point, at nondiscriminatory rates and on nondiscriminatory terms and conditions;

•	offer their retail services to other carriers for resale at discounted wholesale rates;

•	provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability;

•	and provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of other carriers’ equipment necessary for interconnection or access to UNEs at the premises of the incumbent telephone company.

Unbundled Network Element Rules

The unbundling requirements have been some of the most controversial requirements of the Telecommunications Act. The FCC, in its initial implementation of the law, had generally required incumbent telephone companies to lease a wide range of unbundled network elements to competitive telephone companies to enable delivery of services to the competitor’s customers in combination with the competitive telephone companies’ network or as a recombined service offering on an unbundled network element platform, commonly known as an UNE-P. These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on, and resulted in customer attrition for, the incumbent telephone companies that had to comply with these requirements. In response to a decision by the U.S. Court of Appeals for the D.C. Circuit vacating portions of its UNE and UNE-P rules, the FCC issued revised rules on February 4, 2005 that reinstated some unbundling requirements for incumbent telephone companies that are not protected by the rural exemption but eliminated certain other unbundling requirements. In particular, incumbent telephone companies are no longer required to offer the UNE-P, although they are still required to offer loop and transport UNEs in most markets.

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas. The Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements such as unbundling of network elements, information sharing and co-location. The Telecommunications Act, though, provides that the rural exemption will cease to apply as to competing cable companies if and when the rural carrier introduces video services in a service area. In that event, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect without the restrictions of the rural exemption. Since each of our subsidiaries now provides, or will soon provide, video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas. Additionally, in Texas, the PUCT has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, LP. on behalf of cable companies. We believe the benefits of providing video services outweigh the unavailability of the rural exemptions as to cable operators.

Under its current rules, the FCC has eliminated unbundling requirements for ILEC’s in regard to broadband services provided over fiber facilities but continues to require unbundled access to mass-market narrowband loops. ILEC’s are no longer required to unbundle packet switching services. In addition, the FCC found that CLEC’s are not impaired at certain wire center locations in regard to high bandwidth (DS-1 and DS-3) loops, dark fiber loops and dedicated interoffice transport facilities based on such criteria as the number of business lines and fiber-based collocators within the wire center. Where these non-impairment criteria are not satisfied, however, ILEC’s continue to be required to unbundle these loops and transport facilities.

The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations, because we are not required to offer UNE’s to competitors as long as we retain our rural exemption. In regard to our Pennsylvania CLEC operations, because we do not currently utilize line sharing and utilize our own switching for business customers that are served by high-capacity loops, the elimination of unbundling requirements for these network elements had no effect on our operations or revenues from our existing customer base. In July of 2005, our Pennsylvania CLEC executed a three-year commercial agreement with Verizon that has set the terms of the pricing and provisioning of lines served utilizing UNE-P. We currently provision 8% of our CLEC access lines (or 3% of our consolidated access lines) utilizing UNE-P. Although the costs for UNE-P will increase over time pursuant to the terms of the agreement, our relatively low use of UNE-P and our ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact on our current cost structure. The CLEC has experienced moderate increases in the overall cost to provision high capacity loops, interoffice transport facilities and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.

On September 6, 2006, Verizon filed a Petition with the FCC requesting that it forbear from applying a number of regulations to the Verizon operations in six major metropolitan markets, one of which was the Pittsburgh market area. In addition to seeking forbearance from dominant carrier tariffing requirements, price cap regulations, comparably efficient interconnection and open network architecture requirements, Verizon also sought forbearance from applying loop and transport unbundling regulations, claiming that there was sufficient competition in the Pittsburgh market, so that the public interest no longer required the application of these rules. On December 5, 2007, the FCC denied Verizon’s petition for forbearance based on the levels of competition existing at the time Verizon filed its petition. Verizon (and other ILECs) remain free to petition the FCC for similar relief, in these and other markets, in the future; if any such petitions are granted in markets in which our CLEC operates, the result could be to greatly increase our cost to obtain access to loop and transport facilities.

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas because there is a lower customer density and higher capital requirements compared to urban areas. The low customer density in rural areas means that switching and other facilities serve fewer customers and loops are typically longer requiring greater capital expenditure per customer to build and maintain. By supporting the high cost of operations in our rural markets, the federal universal service fund subsidies our rural telephone companies receive are intended to promote widely available, quality telephone service at affordable prices in rural areas. In 2007 and 2006 received $46.0 million and $47.6 million, respectively, in aggregate payments from the federal universal service fund and the Texas universal service fund.

Federal universal service fund subsidies are paid only to carriers that are designated as eligible telecommunications carriers, or ETCs, by a state commission. Each of our rural telephone companies has been designated as an ETC by the applicable state commission. Under the Telecommunications Act, however, competitors can obtain the same level of federal universal service fund subsidies as we do, per line served, if the ICC, PaPUC, or PUCT, as applicable, determines that granting such federal universal service fund subsidies to competitors would be in the public interest and the competitors offer and advertise certain telephone services as required by the Telecommunications Act and the FCC. The ICC has granted several petitions for ETC designations, but to date no other ETCs are operating in our Illinois service area. We are not aware of any having been filed in our Pennsylvania or Texas service areas. Under current rules, the subsidies received by our rural telephone companies are not affected by any such payments to competitors. The FCC proposed on January 29, 2008, to amend its rules to reduce the support available to competitors, but we are unable to predict whether or when it may adopt this proposal.

With some limitations, incumbent telephone companies receive federal universal service fund subsidies pursuant to existing mechanisms for determining the amounts of such payments on a cost per loop basis. In 2001, the FCC adopted an interim embedded, or historical, cost mechanism for a five-year period that provides predictable levels of support to rural carriers. The FCC has extended the five-year period while it considers various proposals for reforming the high-cost support fund. On November 20, 2007 the Federal-State Joint Board on Universal Service (Joint Board) recommended that the Federal Communications Commission ( the Commission) address the long-term reform issues facing the high-cost universal service support system and make fundamental revisions in the structure of existing Universal Service mechanisms. Some of the key components of the Joint Board recommendation are to eliminate the identical support rule, creation of mobility and broadband funds, and capping the overall fund size. In addition they recommend the FCC seek comments on contribution mechanisms and reverse auctions, on January 29, 2008, the FCC issued a public notice requesting comments on the Joint Board’s proposals.

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

Our Illinois rural telephone company operates as a distinct company from an Illinois regulatory standpoint and is regulated under a rate of return system for intrastate revenues. Although the FCC has preempted certain state regulations pursuant to the Telecommunications Act, as explained above, Illinois retains the authority to impose requirements on our Illinois rural telephone company to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, our Illinois rural telephone company must file tariffs setting forth the terms, conditions and prices for its intrastate services and these tariffs may be challenged by third parties. Our Illinois rural telephone company has not had, however, a general rate proceeding before the ICC since 1983.

The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and to require our Illinois rural telephone company to take other actions in order to insure that it meets its statutory obligation to provide reliable local exchange service. In particular, we were required to obtain the approval of the ICC to effect the reorganization we implemented in connection with our IPO. The ICC imposed various conditions as part of its approval of the reorganization, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if ICTC fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics and (2) the requirement that ICTC have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. During 2007 we satisfied each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.

Any requirements or restrictions of this type could limit the amount of cash that is available to be transferred from our Illinois rural telephone company to the Company and could adversely impact our ability to meet our debt service requirements and to pay dividends on our common stock.

The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on at least three occasions since 1985. In 2007, the Illinois General Assembly addressed competition for cable and video services and enacted legislation authorizing a statewide licensing by the ICC. This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services. The requirements generally became applicable to us on January 1, 2008. We are operating in compliance with the requirements of the new law. Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future. The Illinois General Assembly concluded its session in May 2007 and made no additional changes to the current state telecommunications law except to extend the sunset date from July 1, 2007 to July 1, 2009. The governor signed the statewide video bill and the extension into law. As a result, we expect that the Illinois General Assembly will again consider amendments to the telecommunications article of the Illinois Public Utilities Act in 2009.

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

Initially, both Texas rural telephone companies elected incentive regulation under Chapter 59 and fulfilled the applicable infrastructure requirements to maintain their election status. Consolidated Communications of Texas Company made its election on August 17, 1997. Consolidated Communications of Fort Bend Company

made its election on May 12, 2000. On March 25, 2003, both Texas rural telephone companies changed their election status from Chapter 59 to Chapter 58. The rate freezes for basic services with respect to the current Chapter 58 elections expired on March 24, 2007. After the rate freeze related to the Chapter 58 elections expires, the Texas telephone companies are allowed, with PUCT approval, additional pricing flexibility for basic services. Furthermore, the Texas telephone companies have taken the necessary steps to ensure the other protections afforded by their Chapter 58 elections continue after the initial rate freeze for basic services expires.

In connection with the 2003 election by each of our Texas rural telephone companies to be governed under an incentive regulation regime, our Texas rural telephone companies were obligated to fulfill certain infrastructure requirements. While our Texas rural telephone companies have met the current infrastructure requirements, the PUCT could impose additional or other restrictions of this type in the future. Any requirements or restrictions of this type could limit the amount of cash that is available to be transferred from our rural telephone companies to Consolidated Communications Acquisition Texas, Inc. and could adversely impact our ability to meet our debt service requirements and repayment obligations.

In September 2005, the Texas Legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers, created requirements for incumbent local telecommunications carriers to reduce intrastate access charges upon the deregulation of markets and directed the PUCT to initiate a study of the Texas Universal Service Fund. The PUCT study was completed and submitted to the Texas Legislature in 2007. That study recommended that the Small Company Area High-Cost Program, which covers our Texas telephone companies, should be reviewed by the PUCT from a policy perspective regarding basic local telephone service rates and lines eligible for support. The PUCT has not yet initiated a proceeding to conduct such a review. Additionally, the Texas Legislature may address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2009 Legislative session.

Texas Universal Service

The Texas universal service fund was established within PURA and is administered by NECA. The law directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund which assists telecommunications providers in providing basic local telecommunications service at reasonable rates in high cost rural areas. The Texas universal service fund is also used to reimburse telecommunications providers for revenues lost by providing Tel-Assistance and to reimburse carriers for providing lifeline service. The Texas universal service fund is funded by a statewide charge payable by specified telecommunications providers at rates determined by the PUCT. Our Texas rural telephone companies qualify for disbursements from this fund pursuant to criteria established by the PUCT. We received Texas universal service fund subsidies of $19.0 million or 5.8% of our revenues in 2007 and $19.5 million, or 6.0% of our revenues in 2006. Under the new PURA rules the PUCT has reviewed the Texas universal service fund and is in the process of conducting a hearing to determine the size and scope of the Large Company Area High-Cost Program. The PUCT has not yet taken any action to change the Small Company Area High-Cost Program, which covers our Texas telephone companies. We anticipate the Texas legislature may take some action regarding the Texas universal service fund during the 2009 legislative session. What specific action will be taken is uncertain at this time.

State Regulation of North Pittsburgh

The PAPUC regulates the rates, the system of financial accounts for reporting purposes, certain aspects of service quality, billing procedures, universal service funding and other aspects related to our rural telephone company and CLEC’s provision of intrastate services. In addition, the PAPUC sets the rates and terms for interconnection between carriers within the guidelines ordered by the FCC.

Price Regulation

Effective January 22, 2001, under a statutory framework referred to as Chapter 30, North Pittsburgh moved from rate-of-return regulation in the intrastate jurisdiction to an alternative form of regulation, which was a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services were allowed to increase based on an index that measures economy-wide price increases less a productivity offset. In return for approval of the alternative form of regulation, North Pittsburgh committed to continue to upgrade its network in the future to ensure that all its customers would have access to broadband services. The original Chapter 30 legislation expired due to legislative sunset provisions on December 31, 2003. On November 30, 2004, Act 183 was signed into law in Pennsylvania. Act 183 implemented new Chapter 30 legislation, which continued many aspects of the former Chapter 30 provisions (as described above) but also added some options for ILECs in regard to alternative regulation. On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PAPUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband (defined as 1.544 mbps) network throughout its entire service area to December 31, 2008. In return for making this commitment, North Pittsburgh is no longer subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. On June 2, 2005, the PAPUC approved North Pittsburgh’s amended plan with no significant changes. North Pittsburgh is already in the process of updating its broadband infrastructure for general business and competitive purposes, and we do not anticipate that the acceleration of our broadband commitment date under our amended Network Modernization Plan will require any material additional amount of capital expenditures from what otherwise is planned to be spent in the normal course of business.

Pennsylvania Universal Service and Access Charges

In an order entered September 30, 1999, the PAPUC, as part of a proceeding that resolved a number of pending issues, ordered ILECs, including North Pittsburgh, to rebalance and lower intrastate toll and switched access rates. In that same Order, the PAPUC also created a Pennsylvania Universal Service Fund (PAUSF) to help offset the loss of ILEC revenues due to the reduction in toll and access rates. In 2003, the PAPUC, pursuant to a settlement, ordered ILECs to further rebalance and reduce intrastate access charges and left the PAUSF in place pending further review. Currently, North Pittsburgh’s annual receipts from and contributions to the PAUSF total $5.2 million and $0.3 million, respectively. Penn Telecom receives no funding from the PAUSF but currently contributes $0.2 million on an annual basis. Under the Act 183 changes to the Public Utility Code, the PAPUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis.

In 2004, PAPUC instituted a third generic review of access charges. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the PAUSF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. The PAPUC, subsequently, has twice agreed that a stay is appropriate while awaiting an FCC ruling in its Unified Compensation docket. The request for a third stay is now pending before the PAPUC and is opposed by several parties. It is not known when the PAPUC will rule. During the period of the stay the current PAUSF continues under the existing regulations.

Local Government Authorizations

In Illinois, we historically have been required to obtain franchises from each incorporated municipality in which our Illinois rural telephone company operates. Effective January 1, 2003, an Illinois state statute prescribes the fees that a municipality may impose on our Illinois rural telephone company for the privilege of originating and terminating messages and placing facilities within the municipality. Illinois Telephone Operations may also be required to obtain from municipal authorities permits for street opening and construction, or operating franchises to install and expand fiber optic facilities in specified rural areas and from county authorities in unincorporated areas. These permits or other licenses or agreements typically require the payment of fees. Similar to Illinois, Pennsylvania also operates under a fee based structure.

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

In 2005, the FCC adopted a comprehensive regulatory framework for facilities-based providers of wireline broadband Internet access service. The FCC determined that facilities-based wireline broadband Internet access service is an information service. This decision places the federal regulatory treatment of DSL service in parity with the federal regulatory treatment of cable modem service. Facilities-based wireline carriers are permitted to offer broadband Internet access transmission arrangements for wireline broadband Internet access services on a common carrier basis or a non-common carrier basis. Revenues from wireline broadband Internet access service are no longer subject to assessment for the federal Universal Service Fund.

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

On February 26, 2008, we gave notice of our intention to call the outstanding senior notes on April 1, 2008. We anticipate replacing the senior notes with proceeds from a term loan under our credit facility, which is described in more detail under “Liquidity and Capital Resources” contained in Item 7. “Management’s Discussion and Analyis of Financial Condition and Results of Operations.” The term loan will bear interest at LIBOR + 2.50%. Assuming the redemption is completed as anticipated, the restrictions under the indenture referred to throughout this Annual Report on Form 10-K would no longer apply.

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

Our ability to pay dividends, and our board of directors’ determination to maintain our dividend policy, will depend on numerous factors, including the following:

•	the state of our business, the environment in which we operate and the various risks we face, including, but not limited to, competition, technological change, changes in our industry, regulatory and other risks summarized in this Annual Report on Form 10-K;

•	changes in the factors, assumptions and other considerations made by our board of directors in reviewing and adopting the dividend policy, as described under “Dividend Policy and Restrictions” in Item 5 of this Annual Report on Form 10-K;

•	our future results of operations, financial condition, liquidity needs and capital resources;

•	our various expected cash needs, including interest and any future principal payments on our indebtedness, capital expenditures, taxes, pension and other post-retirement contributions and certain other costs; and

•	potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

While our estimated cash available to pay dividends for the year ended December 31, 2007 was sufficient to pay dividends in accordance with our dividend policy, if our future estimated cash available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

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

You may not receive dividends because of restrictions in our debt agreements, Delaware, Illinois and Pennsylvania law and state regulatory requirements.

Our ability to pay dividends will be restricted by current and future agreements governing our debt, including our credit agreement and our indenture, Delaware and Illinois law and state regulatory requirements.

•	Our credit agreement and our indenture restrict our ability to pay dividends. Based on the results of operations from October 1, 2005 through December 31, 2007, we would have been able to pay a dividend of $60.6 million based on the restricted payment covenants contained in our credit agreement and indenture. This is based on the ability of the borrowers under the credit facility (Consolidated Communications, Inc, Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc.) to pay to the Company $60.6 million in dividends and the ability of the Company to pay to its stockholders $101.1 million in dividends under the general formula under the restricted payments covenants of the indenture, commonly referred to as the build-up amount. After giving effect to the dividend of $11.4 million which was declared in November of 2007 and paid on February 1, 2008, we could pay a dividend of $49.2 million under the credit facility and $89.7 million under the indenture. The amount of dividends we will be able to pay under the build-up amount will be based, in part, on the amount of cash that may be distributed by the borrowers under the credit agreement to us. In addition, based on the indenture provision relating to public equity offerings, which includes our IPO that was completed July 27, 2005, we expect that we will be able to pay approximately $4.1 million annually in dividends, subject to specified conditions. This means that we could pay approximately $4.1 million in dividends under this provision in addition to whatever we may be able to pay under the build-up amount, although a dividend payment under this provision will reduce the amount we otherwise would have available to us under the build-up amount for restricted payments, including dividends.

•	Under Delaware law, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the Delaware General Corporation law, or the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Illinois Business Corporation Act also imposes limitations on the ability of our subsidiaries that are Illinois corporations, including ICTC, to declare and pay dividends. The Pennsylvania Business Corporation law imposes similar limitation on our subsidiaries that are Pennsylvania corporations, including North Pittsburgh.

•	State Commissions could require our rural telephone companies to make minimum amounts of capital expenditures and could limit the amount of cash available to transfer from our rural telephone companies to us. Our Illinois, Pennsylvania and Texas ILECs are ICTC, Consolidated Communications of Pennsylvania Company, Consolidated Communications of Fort Bend Company and Consolidated Communications of Texas Company. The ICC imposed various conditions on its approval of the reorganization consummated in connection with the completion of our IPO, including (1) prohibitions on the payment of dividends or other cash transfers from ICTC, our Illinois rural telephone company, to us if it fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics for the prior reporting year and (2) the requirement that our Illinois rural telephone company have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. In addition, the Illinois Public Utilities Act prohibits the payment of dividends by ICTC, except out of earnings and earned surplus, if ICTC’s capital is or would become impaired by payment of the dividend, or if payment of the dividend would impair ICTC’s ability to render reasonable and adequate service at reasonable rates, unless the ICC otherwise finds that the public interest requires payment of the dividend, subject to any conditions imposed by the ICC. The PAPUC has placed debt and transaction cost recovery restrictions for a three year period that could have an impact to the payment of dividends.

We expect that our cash income tax liability will increase in 2008 as a result of the use of, and limitations on, our net operating loss carryforwards, which will reduce our after-tax cash available to pay dividends and may require us to reduce dividend payments in future periods.

We expect that our cash income tax liability will increase in 2008, which may limit the amount of cash we have available to pay dividends. Under the Internal Revenue Code, in general, to the extent a corporation has losses in excess of taxable income in a taxable period, it will generate a net operating loss or NOL that may be carried back or carried forward and used to offset taxable income in prior or future periods. As of December 31, 2007, we have approximately $5.2 million of federal net operating losses, net of valuation allowances, available to us to carry forward to periods beginning after December 31, 2007. The amount of an NOL that may be used in a taxable year to offset taxable income may be limited, such as when a corporation undergoes an “ownership change” under Section 382 of the Internal Revenue Code. We expect to generate taxable income in the future, which will be offset by our NOLs, subject to limitations, such as under Section 382 of the Internal Revenue Code as a result of our IPO and prior ownership changes. Once our NOLs have been used or have expired, we will be required to pay additional cash income taxes. The increase in our cash income tax liability will have the effect of reducing our after-tax cash available to pay dividends in future periods and may require us to reduce dividend payments on our common stock in such future periods.

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

We are also subject to laws that may have a similar effect. For example, federal, Illinois and Pennsylvania telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval. Similarly, section 203 of the DGCL prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

The concentration of the voting power of our common stock ownership could limit your ability to influence corporate matters.

On December 31, 2007, Central Illinois Telephone, which is controlled by our Chairman, Richard A. Lumpkin, owned approximately 19.1% of our common stock. In addition, our executive management owned approximately 2.1%. As a result, these investors will be able to significantly influence all matters requiring stockholder approval, including:

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

We have a significant amount of debt outstanding. As of December 31, 2007, we had $891.6 million of total long-term debt outstanding, excluding the current portion, and $155.4 million of stockholders’ equity. The degree to which we are leveraged could have important consequences for you, including:

•	requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, which payments we currently expect to be approximately $64.0 to $67.0 million in 2008, thereby reducing funds available for operations, future business opportunities and other purposes and/or dividends on our common stock;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making it more difficult for us to satisfy our debt and other obligations;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

We cannot assure you that we will generate sufficient revenues to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay dividends to our stockholders. In addition, because we have an additional 3.32 million shares outstanding as a result of the North Pittsburgh merger, our annual amount expended for dividends will increase materially if the current dividend per share is maintained.

Subject to the restrictions in our indenture and credit agreement, we may be able to incur additional debt. As of December 31, 2007, we would have been able to incur approximately $134.3 million of additional debt. Although our indenture and credit agreement contain restrictions on our ability to incur additional debt, these restrictions are subject to a number of important exceptions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would likely increase.

We will require a significant amount of cash to service and repay our debt and to pay dividends on our common stock, and our ability to generate cash depends on many factors beyond our control.

We currently expect our cash interest expense to be approximately $64.0 to $67.0 million in fiscal year 2008. Future interest expense will be significantly higher than historic interest expense as a result of higher levels of indebtedness incurred to consummate the North Pittsburgh merger. Our ability to make payments on our debt and to pay dividends on our common stock will depend on our ability to generate cash in the future, which will depend on many factors beyond our control. We cannot assure you that:

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

In addition, our credit agreement requires, and any future credit agreements may require, us to comply with specified financial ratios, including ratios regarding total leverage, and interest coverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions:

•	limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

In the event of a default under the credit agreement, the lenders could foreclose on the assets and capital stock pledged to them.

A breach of any of the covenants contained in our credit agreement, or in any future credit agreements, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

We face the risks of either not being able to refinance our existing debt if necessary or doing so at a higher interest expense.

Our senior notes mature in 2012 and our credit facilities mature in full in 2014. We may not be able to refinance our senior notes or renew or refinance our credit facilities or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the credit agreement. In addition, our interest expense may increase significantly if we refinance our senior notes or our credit facilities on terms that are less favorable to us than the existing terms of our senior notes or credit facilities, which could impair our ability to pay dividends. As of December 31, 2007, our senior notes bear interest at 9 3/4% per year and our credit facilities bear interest at LIBOR + 2.50%.

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

The integration of the Company and North Pittsburgh may present significant challenges.

We may face significant challenges in combining North Pittsburgh’s operations into our existing operations in a timely and efficient manner and in retaining key North Pittsburgh personnel. The failure to integrate successfully North Pittsburgh and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the merger, including operational and financial synergies.

We will incur additional integration and restructuring costs in connection with the completed North Pittsburgh merger.

We have incurred and will continue to incur significant costs in connection with the North Pittsburgh merger, including fees of our attorneys, accountants and financial advisor. We will incur integration and restructuring costs following the completion of the merger as we integrate our businesses with the businesses of North Pittsburgh. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term.

Our possible pursuit of future acquisitions could be expensive, may not be successful and, even if it is successful, may be more costly than anticipated.

Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates could be expensive and may not be successful. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of whom may have greater financial and other resources than us. Whether or not any particular acquisition is closed successfully, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to accomplish them, which would detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the FCC, the ICC, the PAPUC or other applicable state regulatory commissions, which could result in delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

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

Poor economic conditions in our service areas in Illinois, Pennsylvania and Texas could cause us to lose local access lines and revenues.

Substantially all of our customers and operations are located in Illinois, Pennsylvania and Texas. The customer base for telecommunications services in each of our rural telephone companies’ service areas in Illinois, Pennsylvania and Texas is small and geographically concentrated, particularly for residential customers. Due to our geographical concentration, the successful operation and growth of our business is primarily dependent on economic conditions in our rural telephone companies’ service areas. The economies of these areas, in turn, are dependent upon many factors, including:

•	demographic trends;

•	in Illinois, the strength of the agricultural markets and the light manufacturing and services industries, continued demand from universities and hospitals and the level of government spending;

•	in Pennsylvania, the strength of small to medium sized businesses, health care and education spending; and

•	in Texas, the strength of the manufacturing, health care, waste management and retail industries and continued demand from schools and hospitals.

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

In 2007 and 2006, 46.5% and 47.0%, respectively, of our Other Operations revenues were derived from our relationships with various agencies of the State of Illinois, principally the Department of Corrections through Public Services. Our relationship with the Department of Corrections accounted for 93.5% and 93.3%, respectively, of our Public Services revenues during 2007 and 2006. Our predecessor’s relationship with the Department of Corrections has existed since 1990 despite changes in government administrations. Nevertheless, obtaining contracts from government agencies is challenging, and government contracts, like our contracts with the State of Illinois, often include provisions that are favorable to the government in ways that are not standard in private commercial transactions. Specifically, each of our contracts with the State of Illinois:

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

We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments and transit authorities. We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms whether in existing or new service areas. Some of the agreements relating to these rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after they have expired or terminated. If any of our rights-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from under the affected rights-of-way or relocate or abandon our networks. We may not be able to maintain all of our existing rights-of-way and permits or obtain and maintain the additional rights-of-way and permits needed to implement our business plan. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under the credit agreement and other credit agreements we may enter into in the future and, as a result, other agreements governing our debt. As a result of the above, our operations may be interrupted and we may need to find alternative rights-of-way and make unexpected capital expenditures.

We are dependent on third party vendors for our information, billing and network systems as well as IPTV service. Any significant disruption in our relationship with these vendors could increase our costs and affect our operating efficiencies.

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third party vendors to provide all of our information and processing systems as well as applications that support our IP services, including IPTV. Some of our billing, customer service and management information systems have been developed by third parties for us and may not perform as anticipated. In addition, our plans for developing and implementing our information systems, billing systems, network systems and IPTV service rely primarily on the delivery of products and services by third party vendors. Our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process orders or bill our customers. Since we rely on third party vendors to provide some of these services, any switch in vendors could be costly and affect operating efficiencies.

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

Our main sources of revenues are our local telephone businesses in Illinois, Pennsylvania and Texas. The laws and regulations governing these businesses may be, and in some cases have been, challenged in the courts, and could be changed by Congress, state legislatures or regulators at any time. In addition, new regulations could be imposed by federal or state authorities that increase our operating costs or capital requirements or that are otherwise adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, cause us to lose customers to competitors and decrease our revenues, increase our costs and decrease profitability.

Legislative or regulatory changes could reduce or eliminate the revenues our rural telephone companies receive from network access charges.

A significant portion of our ILECs revenues come from network access charges paid by long distance and other carriers for originating or terminating calls in our ILECs service areas. The amount of network access charge revenues that our ILECs receive is based on interstate rates set by the FCC and intrastate rates set by the ICC, PAPUC and PUCT. The FCC has reformed, and continues to reform, the federal network access charge system, and the states, including Illinois, Pennsylvania and Texas, establish intrastate network access charges.

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

The FCC is currently considering even more sweeping potential changes in network access charges. Depending on the FCC’s decisions, our current network access charge revenues could be reduced materially, and we do not know whether increases in other revenues, such as federal, Pennsylvania or Texas subsidies and monthly line charges, will be sufficient to offset any such reductions. The ICC, PAPUC and the PUCT also may make changes in our intrastate network access charges, which may also cause reductions in our revenues. To the extent any of our rural telephone companies become subject to competition and competitive telephone companies increase their operations in the areas served by our rural telephone companies, a portion of long distance and other carriers’ network access charges will be paid to our competitors rather than to our companies. In addition, the compensation our companies receive from network access charges could be reduced due to competition from wireless carriers.

Our Pennsylvania rural telephone company is regulated for interstate access charge purposes as an average schedule rate of return company, meaning that its interstate access revenues are based upon a statistical formula developed by NECA and approved by the FCC, rather than upon its actual costs. In each of its past two annual revisions of the average schedule formulas, NECA has proposed and the FCC has approved structural changes that will, when they have been fully phased in, reduce our Pennsylvania rural telephone company’s interstate revenues by approximately $3.7 million on an annualized basis. NECA and the FCC may make further changes to the formulas in future years, which could have an additional impact on our Pennsylvania rural telephone company’s revenues. Although our Pennsylvania rural telephone company has the option to become a cost company subject to its own individual cost and demand data studies, this option would be irrevocable if exercised and we cannot predict at this time whether or when it would be advantageous to make this conversion.

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PAPUC claiming that our Pennsylvania CLEC’s intrastate switched access rates are in violation of Pennsylvania statute. The provision that Verizon cites in its complaint was enacted as part of Act 183 of 2004 and requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that the higher access rates are “cost justified.” Verizon’s original claim requested a refund of $0.5 million from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified our Pennsylvania CLEC that it was revising its complaint to reflect a more current alleged over-billing calculation which resulted in a revised claim of $1.3 million through December 2006, which claim includes amounts from certain affiliates that had not been included in the original calculation. We believe that our CLEC’s switched access rates are permissible, and are in the process of vigorously opposing this complaint. In an Initial Decision dated December 5, 2007, the presiding administrative law judge recommended that the PAPUC sustain Verizon’s complaint. As relief, the ALJ directed that our Pennsylvania CLEC reduce its access rates down to those of the underlying incumbent exchange carrier and provide a refund to Verizon in an amount equal to the amount of access charges collected in excess of the new rate since November 30, 2004, the date Act 183 became effective. We have filed exceptions to the full PAPUC and are awaiting an order.

In the event we are not successful in this proceeding, our Pennsylvania CLEC’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $1.2 million on a static basis (meaning keeping access minutes of use constant) if Verizon prevails completely in its complaint. In addition, other interexchange carriers could file similar claims for refunds. As of December 31, 2007 we have reserved $3.0 million in other liabilities on the balance sheet relating to this complaint.

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive.

The federal and Pennsylvania and Texas state system of subsidies, from which we derive a significant portion of our revenues, are subject to modification. Our rural telephone companies receive significant federal and state subsidy payments.

During the last two years, the FCC has made modifications to the federal universal service fund system that changed the sources of support and the method for determining the level of support recipients of federal universal service fund subsidies receive. The FCC is also currently considering proposals for further changes to the source and amount of contributions to, and eligibility for payments from, the federal universal service fund, and these issues may also be the subject of legislative amendments to the Telecommunications Act.

We cannot predict the outcome of any federal or state legislative action or any FCC, PAPUC, PUCT or ICC rulemaking or similar proceedings. If our rural telephone companies do not continue to receive federal and state subsidies, or if these subsidies are reduced, our rural telephone companies will likely have lower revenues and may not be able to operate as profitably as they have historically. In addition, if the number of local access lines that our rural telephone companies serve increases, under the rules governing the federal universal service fund, the rate at which we can recover certain federal universal service fund payments may decrease. This may have an adverse effect on our revenues and profitability.

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

Our intrastate services are generally subject to certification, tariff filing and other ongoing state regulatory requirements. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses. If successful, these challenges could adversely affect the rates that we are able to charge to customers, which would negatively affect our revenues. Some states also require advance regulatory approval of mergers, acquisitions, transfers of control, stock issuance, and certain types of debt financing, which can increase our costs and delay our ability to complete some strategic transactions.

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

The properties that we lease are pursuant to leases that expire at various times between 2008 and 2015. The following chart summarizes the principal facilities owned or leased by us as of December 31, 2007.

				Approximate
				Square
Location	Primary Use	Owned/Leased	Operating Segment	Feet

Gibsonia, PA (Gibsonia Headquarters Complex)	Office and Switching	Owned	Telephone & Other	111,931
Conroe, TX	Regional Office	Owned	Telephone & Other	51,900
Mattoon, IL	Order Fullfillment	Leased	Other Operations	50,000
Mattoon, IL	Corporate Headquarters	Leased	Telephone & Other	49,100
Mattoon, IL	Operator Services and Operations	Owned	Telephone & Other	36,300
Charleston, IL	Communications Center and Office	Leased	Telephone & Other	34,000
	Operations and Distribution
Mattoon, IL	Center	Leased	Telephone & Other	30,900
Mattoon, IL	Sales and Administration Office	Leased	Telephone & Other	30,700
Lufkin, TX	Regional Office	Owned	Telephone & Other	30,100
Conroe, TX	Warehouse and Plant	Owned	Telephone & Other	28,500
Lufkin, TX	Office	Owned	Telephone & Other	23,200
Katy, TX	Warehouse and Office	Owned	Telephone & Other	19,716
Butler, PA (Butler)	Office and Switching	Owned	Telephone & Other	18,564
Taylorville, IL	Office and Communications Center	Owned	Telephone & Other	15,900
	Operations and Distribution
Taylorville, IL	Center	Leased	Telephone & Other	14,700
Lufkin, TX	Warehouse	Owned	Telephone & Other	14,200
Sewickley, PA (Spectra 1 & 2)	Office	Leased	Telephone & Other	13,970
Cranberry Twp, PA (Cranberry C.O.)	Office and Switching	Owned	Telephone & Other	13,110
Lufkin, TX	Office and Data Center	Owned	Telephone & Other	11,900
Conroe, TX	Office	Owned	Telephone & Other	10,650

				Approximate
				Square
Location	Primary Use	Owned/Leased	Operating Segment	Feet

Mattoon, IL	Office	Owned	Telephone & Other	10,100

In addition to the facilities listed above we own or have the right to use approximately 724 additional properties consisting of equipment at point of presence sites, central offices, remote switching sites and buildings, tower sites, small offices, storage sites and parking lots. Some of the facilities listed above also serve as central office locations.

Item 3.	Legal Proceedings

We currently are, and from time to time may be, subject to claims arising in the ordinary course of business. We are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CNSL.” As of February 29, 2008 we had 1,474 stockholders of record. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Dividends declared and the low and high reported sales prices per share of our common stock are set forth in the following table for the periods indicated:

			Dividends
Quarter Ended	Low	High	Declared

March 31, 2006	$12.41	$16.33	$0.39
June 30, 2006	$14.50	$17.00	$0.39
September 30, 2006	$14.68	$19.55	$0.39
December 31, 2006	$16.61	$21.19	$0.39
March 31, 2007	$18.71	$23.00	$0.39
June 30, 2007	$19.30	$23.71	$0.39
September 30, 2007	$15.72	$23.11	$0.39
December 31, 2007	$15.50	$21.45	$0.39

Dividend Policy and Restrictions

Our board of directors has adopted a dividend policy that reflects its judgment that our stockholders would be better served if we distributed to them a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining it or using the cash for other purposes, such as to make investments in our business or to make acquisitions. We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2008, but only if and to the extent declared by our board of directors and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.

Although it is our current intention to pay quarterly dividends at an annual rate of $1.5495 per share for 2008, stockholders may not receive dividends in the future, as a result of any of the following factors:

•	Nothing requires us to pay dividends.

•	While our current dividend policy contemplates the distribution of a substantial portion of the cash generated by our business in excess of our expected cash needs, this policy could be changed or revoked by our board of directors at any time, for example, if it were to determine that we had insufficient cash to take advantage of other opportunities with attractive rates of return.

•	Even if our dividend policy is not changed or revoked, the actual amount of dividends distributed under this policy, and the decision to make any distributions, is entirely at the discretion of our board of directors.

•	The amount of dividends distributed will be subject to covenant restrictions in the agreements governing our debt, including our indenture and our credit agreement, and in agreements governing any future debt.

•	We might not have sufficient cash in the future to pay dividends in the intended amounts or at all. Our ability to generate this cash will depend on numerous factors, including the state of our business, the environment in which we operate and the various risks we face, changes in the factors, assumptions and other considerations made by our board of directors in reviewing and adopting the dividend policy, our future results of operations, financial condition, liquidity needs and capital resources and our various expected cash needs.

•	The amount of dividends distributed may be limited by state regulatory requirements.

•	The amount of dividends distributed is subject to restrictions under Delaware, Illinois and Pennsylvania law.

•	Our stockholders have no contractual or other legal right to receive dividends.

The cash requirements of the expected dividend policy are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

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

Issuer Purchases of Common Stock During the Quarter Ended December 31, 2007

During the quarter ended December 31, 2007 we acquired and cancelled 7,261 common shares surrendered to pay taxes in connection with employee vesting of restricted common shares issued under our stock based compensation plan. Further detail of the acquired shares follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price Paid	as Part of Publically	Yet be Purchased
Purchase period	Shares Purchased	per Share	Announced Plans	Under the Plans

October 13, 2007	2,646	$20.65	Not applicable	Not applicable
November 10, 2007	2,286	$16.89	Not applicable	Not applicable
December 5, 2007	2,329	$16.44	Not applicable	Not applicable

Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 6, 2008, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 6.	Selected Financial Data

The selected financial information set forth below have been derived from the audited consolidated financial statements of the Company as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The following selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Information and Supplementary Data.”

	CCI Holdings
	Year Ended December 31,
	2007	2006	2005	2004	2003
	($’s In millions except per share amounts)

Consolidated Statement of Operations Data:
Telephone operations revenues	$286.8	$280.4	$282.3	$230.4	$90.3
Other operations revenues	42.4	40.4	39.1	39.2	42.0

Total operating revenues	329.2	320.8	321.4	269.6	132.3
Cost of services and products (exclusive of depreciation and amortization shown separately below)	107.3	98.1	101.1	80.6	46.3
Selling, general and administrative	89.6	94.7	98.8	87.9	42.5
Intangible assets impairment	—	11.3	—	11.6	—
Depreciation and amortization	65.7	67.4	67.4	54.5	22.5

Income from operations	66.6	49.3	54.1	35.0	21.0
Interest expense, net(1)	(56.8)	(42.9)	(53.4)	(39.6)	(11.9)
Other, net(2)	6.3	7.3	5.7	3.7	0.1

Income (loss) before income taxes	16.1	13.7	6.4	(0.9)	9.2
Income tax expense	(4.7)	(0.4)	(10.9)	(0.2)	(3.7)

Net income (loss)	11.4	13.3	(4.5)	(1.1)	5.5

Dividends on redeemable preferred shares	—	—	(10.2)	(15.0)	(8.5)

Net income (loss) applicable to common shares	$11.4	$13.3	$(14.7)	$(16.1)	$(3.0)

Net income (loss) per common share:
Basic	$0.44	$0.48	$(0.83)	$(1.79)	$(0.33)
Diluted	$0.44	$0.47	$(0.83)	$(1.79)	$(0.33)
Consolidated Cash Flow Data:
Cash flows from operating activities	$82.1	$84.6	$79.3	$79.8	$28.9
Cash flows used in investing activities	(305.3)	(26.7)	(31.1)	(554.1)	(296.1)
Cash flows from (used in) financing activities	230.9	(62.7)	(68.9)	516.3	277.4
Capital expenditures	33.5	33.4	31.1	30.0	11.3
Dividends declared per common share	$1.55	$1.55	$0.80	$—	$—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34.3	$26.7	$31.4	$52.1	$10.1
Total current assets	99.6	74.2	79.0	98.9	39.6
Net plant, property & equipment(3)	411.6	314.4	335.1	360.8	104.6
Total assets	1,304.6	889.6	946.0	1,006.1	317.6
Total long-term debt (including current portion)(4)(5)	892.6	594.0	555.0	629.4	180.4
Redeemable preferred shares	—	—	—	205.5	101.5
Stockholders’ equity/Members’ deficit/Parent company investment	155.4	115.0	199.2	(18.8)	(3.5)

	CCI Holdings
	Year Ended December 31,
	2007	2006	2005	2004	2003
	($’s In millions except per share amounts)

Other Financial Data:
Consolidated EBITDA(6)	$143.8	$139.8	$136.8	$115.8	$45.5
Other Data (as of end of period)(7):
Local access lines in service
Residential	183,070	155,354	162,231	168,778	58,461
Business	98,958	78,335	79,793	86,430	32,426

Total local access lines	282,028	233,689	242,024	255,208	90,887
CLEC access line equivalents	68,874	—	—	—	—
IPTV subscribers	12,241	6,954	2,146	101	—
DSL subscribers	81,337	52,732	39,192	27,445	7,951

Total connections	444,480	293,375	283,362	282,754	98,838

(1)	Interest expense includes amortization and write-off of deferred financing costs totaling $13.5 million, $3.3 million, $5.5 million, $6.4 million and $0.5 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	We recognized $0.3 million and $2.8 million of net proceeds in other income due to the receipt of key-man life insurance proceeds relating to the passing of former TXUCV employees in 2007 and 2005, respectively.

(3)	Property, plant and equipment are recorded at cost. The cost of additions, replacements and major improvements is capitalized, while repairs and maintenance are charged to expenses. When property, plant and equipment are retired from our regulated subsidiaries, the original cost, net of salvage, is charged against accumulated depreciation, with no gain or loss recognized in accordance with composite group life remaining methodology used for regulated telephone plant assets.

(4)	In connection with the TXUCV acquisition on April 14, 2004, we issued $200.0 million in aggregate principal amount of senior notes and entered into credit facilities. In connection with the IPO, we retired $70.0 million of senior notes and amended and restated our credit facilities. In connection with the acquisition of North Pittsburgh on December 31, 2007, we issued $296.0 million new term debt, net of payoffs of existing debt.

(5)	In July 2006, we repurchased and retired approximately 3.8 million shares of our common stock for approximately $56.7 million, or $15.00 per share. We financed this transaction using approximately $17.7 million of cash on hand and $39.0 million of additional term-loan borrowings.

(6)	We present Consolidated EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends and because it provides a measure of consistency in our financial reporting. We also present Consolidated EBITDA because covenants in our credit facilities contain ratios based on Consolidated EBITDA.

Consolidated EBITDA is defined in our current credit facility as: Consolidated Net Income, which is defined in our credit facility, (a) plus the following to the extent deducted in arriving at Consolidated Net Income (i) interest expense, amortization or write-off of debt discount and non-cash expense incurred in connection with equity compensation plans; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) non-cash charges for asset impairment; all charges, expenses and other extraordinary, non-recurring and unusual integration costs or losses related to the acquisition of North Pittsburgh, including all severance payments in connection with the acquisition, so long as such costs or losses are incurred prior to December 31, 2009 and do not exceed $12 million in the aggregate; (vi) all non-recurring transaction fees, charges and other amounts related to the acquisition of North Pittsburgh (excluding all amounts otherwise included in accordance with GAAP in determining Consolidated EBITDA), so long as such fees, charges and other amounts do not exceed $18 million in the aggregate; (b) minus (in the case of gains) or plus (in the case of losses) gain or loss on sale of assets; (c) minus (in the case of gains) or plus (in the case of losses) non-cash income or charges relating to foreign currency gains or losses; (d) plus (in the case of losses) and minus (in the case of income) non-cash minority interest income or loss; (e) plus (in the case of items deducted in arriving at Consolidated Net Income) and minus (in the case of items added in arriving at Consolidated Net Income) non-cash charges resulting from changes in accounting principles; (f) plus, extraordinary losses and minus extraordinary gains as defined by GAAP; (g) plus, in the case of any period ending on December 31, 2007 and any period ending during the seven immediately succeeding fiscal quarters of the Company, to the extent not otherwise included in Consolidated EBITDA, cost savings to be realized by the Company and its subsidiaries in connection with the acquisition of North Pittsburgh and which are attributable to the integration of the operations and businesses of the Illinois and Texas operations, on the one hand, and the Pennsylvania operations, on the other hand, which cost savings are deemed to be the amounts set forth on a schedule to the credit agreement for each such fiscal quarter; and (h) minus interest income. If our Consolidated EBITDA were to decline below certain levels, covenants in our credit facilities that are based on Consolidated EBITDA, including our total net leverage, and interest coverage ratios covenants, may be violated and could cause, among other things, a default or mandatory prepayment under our credit facilities, or result in our inability to pay dividends.

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

The following table sets forth a reconciliation of Cash Provided by Operating Activities to Consolidated EBITDA:

	CCI Holdings
	Year Ended December 31,
	2007	2006	2005	2004	2003

Historical EBITDA:
Net cash provided by operating activities	$82.1	$84.6	$79.3	$79.8	$28.9
Adjustments:
Compensation from restricted share plan	(4.0)	(2.5)	(8.6)	—	—
Other adjustments, net(a)	(3.8)	(8.1)	(18.0)	(22.0)	(7.3)
Changes in operating assets and liabilities	2.8	6.7	10.2	(4.4)	6.4
Interest expense, net	56.8	42.9	53.4	39.6	11.8
Income taxes	4.7	0.4	10.9	0.2	3.7

Historical EBITDA(b)	138.6	124.0	127.2	93.2	43.5
Adjustments to EBITDA(c):
Intergration, restructuring and Sarbanes-Oxley(d)	1.2	3.7	7.4	7.0	—
Professional service fees(e)	—	—	2.9	4.1	2.0
Other, net(f)	(6.6)	(7.1)	(3.0)	(3.7)	—
Investment distributions(g)	6.6	5.5	1.6	3.6	—
Pension curtailment gain(h)	—	—	(7.9)	—	—
Intangible assets impairment(a)	—	11.2	—	11.6	—
Non-cash compensation(i)	4.0	2.5	8.6	—	—

Consolidated EBITDA	$143.8	$139.8	$136.8	$115.8	$45.5

(a)	Other adjustments, net includes $11.2 million and $11.6 million of asset impairment charges for years ended December 31, 2006 and December 31, 2004, respectively. Upon completion of our 2006 annual impairment review and as a result of a decline in estimated future cash flows in the telemarketing and operator services business, we determined that the value of the customer lists associated with these businesses was impaired. As a result of our 2004 impairment testing we determined that the goodwill of our operator services business and the tradenames of our telemarketing and mobile services business were impaired. Non-cash impairment charges are excluded in arriving at Consolidated EBITDA under our credit facility.

(b)	Historical EBITDA is defined as net earnings (loss) before interest expense, income taxes, depreciation and amortization on a historical basis.

(c)	These adjustments reflect those required or permitted by the lenders under the credit facility in place at the end of each of the years included in the periods presented.

(d)	In connection with the TXUCV acquisition, we have incurred certain expenses associated with integrating and restructuring the businesses. These expenses include severance, employee relocation expenses, Sabanes-Oxley start-up costs, costs to integrate our technology, administrative and customer service functions, billing systems and other integration costs.

(e)	Represents the aggregate professional service fees paid to certain large equity investors prior to our initial public offering. Upon closing of the initial public offering, these agreements terminated.

(f)	Other, net includes the equity earnings from our investments, dividend income and certain other miscellaneous non-operating items. Key man life insurance proceeds of $0.3 million and $2.8 million received in 2007 and 2005, respectively, are not deducted to arrive at Consolidated EBITDA.

(g)	For purposes of calculating Consolidated EBITDA, we include all cash dividends and other cash distributions received from our investments.

(h)	Represents a $7.9 million curtailment gain associated with the amendment of our Texas pension plan. The gain was recorded in general and administrative expenses. However, because the gain is non-cash, it is excluded from Consolidated EBITDA.

(i)	Represents compensation expenses in connection with our Restricted Share Plan, which because of the non-cash nature of the expenses, are being excluded from Consolidated EBITDA.

(7)	Other data for 2007 includes access lines, CLEC access line equivalents, and DSL subscribers for our North Pittsburgh operations which were acquired on December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We present below Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Consolidated Communications Holdings, Inc. and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with our historical financial statements and related notes contained elsewhere in this Report.

Overview

We are an established rural local exchange company that provides communications services to residential and business customers in Illinois and Texas. Our main sources of revenues are our local telephone businesses in Illinois and Texas, which offer an array of services, including local dial tone, custom calling features, private line services, long distance, dial-up and high-speed Internet access, which we refer to as Digital Subscriber Line or DSL, inside wiring service and maintenance ,carrier access, billing and collection services, telephone directory publishing, dial-up internet access, and wholesale transport services on a fiber optic network in Texas. In addition, we launched our Internet Protocol digital video service, which we refer to as IPTV, in selected Illinois markets in 2005 and selected Texas markets in August 2006. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services. On December 31, 2007, we acquired North Pittsburgh Systems, Inc., based in Gibsonia, Pennsylvania. North Pittsburgh operates an integrated high-technology telecommunications business in Western Pennsylvania, providing competitive and local exchange services, long distance and Internet services similar to our Illinois and Texas operations. Unless otherwise noted, no results of operations are included for North Pittsburgh in the discussion that follows and other operating data does not include North Pittsburgh unless otherwise expressly stated.

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

The effect of the transaction was an annual increase of $3.0 million of cash flow due to:

•	a reduction in our annual dividend obligation of $5.9 million;

•	an increase in our after tax net cash interest of $2.9 million due to the increased borrowings incurred net of, an increase in the interest rate on our credit facility of 25 basis points and a decrease of cash on hand.

Acquisition of North Pittsburgh and New Credit Facility

On December 31, 2007, the Company completed its acquisition of North Pittsburgh Systems, Inc., pursuant to an Agreement and Plan of Merger, dated as of July 1, 2007. At the effective time of the Merger, 80% of the shares of North Pittsburgh common stock converted into the right to receive $25.00 in cash, without interest, per share, for an approximate total of $300.1 million in cash, and each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of common stock of the Company, or an approximate total of 3.32 million shares of the Company’s common stock. The total purchase price, including fees, was $346.6 million, net of cash acquired.

In connection with the acquisition, the Company entered into a new credit facility that provides for:

•	a $50.0 million revolving credit facility that is currently undrawn;

•	a $760.0 million term loan, the proceeds of which were drawn at closing of the acquisition; and

•	a delayed draw term loan in the amount of $140.0 million which is available to the company until May 1, 2008, the proceeds of which can be used for the sole purpose of redeeming our $130.0 million of outstanding senior notes along with the payment of any accrued interest and fees.

Proceeds from the term loan along with cash on hand were used to:

•	pay off the Company’s previous credit facility of $464.0 million plus accrued interest;

•	fund the cash portion of the acquisition; and

•	pay fees and expenses related to the acquisition and new financing.

Redemption of Senior Notes

On February 26, 2008, we provided notice of our intention to call the outstanding senior notes on April 1, 2008. Under terms of the Indenture, the senior notes are callable at the outstanding principal amount plus a redemption premium of 4.875%, or approximately $6.3 million. We anticipate funding the redemption using proceeds from the delayed draw term loan and cash on hand.

Factors Affecting Results of Operations

Revenues

Telephone Operations and Other Operations.  To date, our revenues have been derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas. We do not anticipate significant growth in revenues in our Telephone Operations segment due to its primarily rural service area, except through acquisitions such as that of North Pittsburgh, but we do expect relatively consistent cash flow from year-to-year due to stable customer demand, limited competition and a generally supportive regulatory environment.

Local Access Lines and Bundled Services.  Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 223,787, 233,689 and 242,024 local access lines in service as of December 31, 2007, 2006 and 2005, respectively.

Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. We also lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of December 31, 2007, 2006 and 2005, we had 6,924, 7,756 and 9,144 second lines, respectively. The disconnection of second lines represented 9.6% and 20.2% of our residential line loss in 2007 and 2006, respectively. We expect to continue to experience modest erosion in access lines.

We have mitigated the decline in local access lines with increased average revenue per access line by focusing on the following:

•	aggressively promoting DSL service, including selling DSL as a stand-alone service;

•	bundling value-adding services, such as DSL or IPTV, with a combination of local service, custom calling features, voicemail and Internet access;

•	maintaining excellent customer service standards, particularly as we introduce new services to existing customers; and

•	keeping a strong local presence in the communities we serve.

We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. In January 2005 we introduced IPTV in selected Illinois markets. The initial roll-out was initiated in a controlled manner with little advertising or promotion. Upon completion of back-office testing, vendor interoperability between system components and final network preparation, we began aggressively marketing our “triple play” bundle, which includes local service, DSL and IPTV, in our key Illinois exchanges in September 2005. In August 2006 we introduced IPTV service in selected Texas markets. As of December 31, 2007, IPTV was available to over 107,000 homes in our markets. Our IPTV subscriber base has grown from 6,954 as of December 31, 2006 to 12,241 as of December 31, 2007. We intend to launch IPTV in our Pennsylvania markets in the second quarter of 2008. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois, Texas and Pennsylvania regions. These efforts may act to mitigate the financial impact of any access line loss we may experience.

Because of our promotional efforts, the number of DSL subscribers we serve grew substantially. We had 66,624, 52,732 and 39,192 DSL lines in service as of December 31, 2007, 2006 and 2005, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 45.4% of our primary residential access lines at December 31, 2007.

We have also been successful in generating Telephone Operations revenues by bundling combinations of local service, custom calling features, voicemail and Internet access. Our service bundles totaled 45,971, 43,175 and 36,627 at December 31, 2007, 2006 and 2005, respectively.

Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.

The following sets forth several key metrics as of the end of the periods presented excluding North Pittsburgh:

	December 31,
	2007	2006	2005

Local access lines in service:
Residential	146,659	155,354	162,231
Business	77,128	78,335	79,793

Total local access lines	223,787	233,689	242,024

IPTV subscribers	12,241	6,954	2,146
DSL subscribers	66,624	52,732	39,192

Broadband connections	78,865	59,686	41,338

Total connections	302,652	293,375	283,362

Long distance lines	148,376	148,181	143,882
Dial-up subscribers	6,734	11,942	15,971
Service bundles	45,971	43,175	36,627

In connection with the acquisition of North Pittsburgh, we gained 58,241 ILEC access lines, 43,904 DSL lines, and 68,874 CLEC access line equivalents.

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

Our Telephone Operations segment incurs selling, marketing and customer care expenses from its customer service centers and commissioned sales representatives. Our customer service centers are the primary sales channels for residential and business customers with one or two phone lines, whereas commissioned sales representatives provide customized solutions to larger business customers. In addition, we use customer retail centers for various communications needs, including new telephone, Internet and IPTV purchases in Illinois and Texas.

Each of our Other Operations businesses primarily uses an independent sales and marketing team comprised of dedicated field sales account managers, management teams and service representatives to execute our sales and marketing strategy.

We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the years ended December 31, 2007, 2006 and 2005 we spent $1.2 million, $2.9 million and $7.4 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems). We successfully completed the integration of our Illinois and Texas billing systems in the third quarter of 2007.

Depreciation and Amortization Expenses

We recognize depreciation expenses for our regulated telephone plant using rates and lives approved by the ICC and the PUCT. The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:

Years

Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures and equipment	3-17
Capital Leases	11

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life, at a weighted average life of approximately 10 years.

The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007		2006		2005
		% of Total		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues	$ (millions)	Revenues

Revenues
Telephone Operations
Local calling services	$82.8	25.2%	$85.1	26.6%	$88.2	27.4%
Network access services	70.2	21.3	68.1	21.2	64.4	20.0
Subsidies	46.0	14.0	47.6	14.8	53.9	16.8
Long distance services	14.0	4.3	15.2	4.7	16.3	5.1
Data and internet services	38.0	11.5	30.9	9.6	25.8	8.0
Other services	35.8	10.9	33.5	10.5	33.7	10.5

Total Telephone Operations	286.8	87.1	280.4	87.4	282.3	87.8
Other Operations	42.4	12.9	40.4	12.6	39.1	12.2

Total operating revenues	329.2	100.0	320.8	100.0	321.4	100.0

Expenses
Operating expenses

Telephone Operations	153.4	46.6	152.4	47.5	161.8	50.3
Other Operations	43.5	13.2	51.7	16.1	38.1	11.9
Depreciation and amortization	65.7	20.0	67.4	21.0	67.4	21.0

Total operating expenses	262.6	79.8	271.5	84.6	267.3	83.2

Income from operations	66.6	20.2	49.3	15.4	54.1	16.8
Interest expense, net	(56.8)	(17.3)	(42.9)	(13.4)	(53.4)	(16.6)
Other income, net	6.3	1.9	7.3	2.3	5.7	1.8
Income tax expense	(4.7)	(1.4)	(0.4)	(0.1)	(10.9)	(3.4)

Net income (loss)	$11.4	3.5%	$13.3	4.1%	$(4.5)	(1.4)%

Segments

In accordance with the reporting requirement of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.

Results of Operations

For the Year Ended December 31, 2007 Compared to December 31, 2006

Revenues

Our revenues increased by 2.6%, or $8.4 million, to $329.2 million in 2007, from $320.8 million in 2006. Our discussion and analysis of the components of the variance follows:

Telephone Operations Revenues

Local calling services revenues decreased by 2.7% or $2.3 million, to $82.8 million in 2007 compared to $85.1 million in 2006. The decrease is primarily due to the decline in local access lines as previously discussed under “— Factors Affecting Results of Operations.”

Network access services revenues increased by 3.1%, or $2.1 million, to $70.2 million in 2007 compared to $68.1 million in 2006. The increase was primarily driven by rate increases in Illinois and increased demand for point-to-point circuits and other network access services.

Subsidies revenues decreased by 3.4%, or $1.6 million, to $46.0 million in 2007 compared to $47.6 million in 2006. The decrease is primarily due to the timing and impact of out of period settlements in our interstate common line support fund and in the local switching support fund in 2007 compared to 2006. In 2007 we refunded $2.6 million in out of period settlements compared to $1.3 million in 2006. We received $27.0 million in federal universal service fund (“USF”) support and $19.0 million in Texas USF support in 2007 and $28.1 of federal USF support and $19.5 in Texas USF support in 2006.

Long distance services revenues decreased by 7.9%, or $1.2 million, to $14.0 million in 2007 compared to $15.2 million in 2006. This was driven by general industry trends and the adoption of our unlimited long distance calling plans. While these plans are helpful in maintaining existing customers and attracting new customers, they have also led to some extent to a reduction in long distance services revenues as heavy users of our long distance services take advantage of the fixed pricing offered by these service plans.

Data and Internet revenues increased by 23.0%, or $7.1 million, to $38.0 million in 2007 compared to $30.9 million in 2006. The revenue increase was due to increased DSL and IPTV penetration. The number of DSL lines in service increased from 52,732 as of December 31, 2006 to 66,624 as of December 31, 2007. IPTV customers increased from 6,954 at December 31, 2006 to 12,241 at December 31, 2007. These increases were partially offset by erosion of our dial-up Internet base, which decreased from 11,942 subscribers at of December 31, 2006 to 6,734 at December 31, 2007.

Other Services revenues increased by 6.9%, or $2.3 million, to $35.8 million in 2007 compared to $33.5 million in 2006. The revenue increase was due to growth in our Directory and Carrier Services businesses and a full year effect of late payment fees implemented in the fourth quarter of 2006.

Other Operations Revenue

Other Operations revenues increased by 5.0%, or $2.0 million, to $42.4 million in 2007 compared to $40.4 million in 2006. Revenues from our telemarketing and order fulfillment business increased by $0.5 million due to increased sales to existing customers. Our prison systems unit generated increased revenue of $0.6 million for the period from increased minutes of use. The remaining $0.9 million increase was due to an increase in customer premise equipment sales.

Operating Expenses

Our operating expenses decreased by 3.3%, or $8.9 million, to $262.6 million in 2007 compared to $271.5 million in 2006. Our discussion and analysis of the components of the variance follows:

Telephone Operations Operating Expense

Operating expenses for Telephone Operations increased by 0.7%, or $1.0 million, to $153.4 million in 2007 compared to $152.4 million in 2006. In 2007 we incurred $1.2 million less in severance costs compared to 2006. These decreases were partially offset by a $1.5 million increase in stock compensation expense and a $0.5 million increase in our energy costs.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by 15.9%, or $8.2 million, to $43.5 million in 2007 compared to $51.7 million in 2006. In 2006, the Operator Services and Market Response businesses recognized a $10.2 million and $1.1 million intangible asset impairment, respectively. Excluding the impairment charges, operating expenses for Other Operations increased by $3.1 million. This increase primarily came from increased costs required to support the growth in our customer premise equipment sales and telemarketing revenues.

Depreciation and Amortization

Depreciation and amortization expenses decreased by 2.5%, or $1.7 million, to $65.7 million in 2007 compared to $67.4 million in 2006. The decrease resulted primarily from our decreased amortization of the value of our customer lists. In 2006, the Company recognized $11.0 million in impairment related to its Operator Services and Market Response customer lists. The reduced carrying value of the customer lists resulted in decreased amortization expense in 2007.

Non-Operating Income (Expense)

Interest Expense, Net

Interest expense, net of interest income, increased by 32.4%, or $13.9 million, to $56.8 million in 2007 compared to $42.9 million in 2006. The increase is primarily due to the write-off of $10.3 million in deferred financing costs associated with the early repayment of our previous credit facility. In addition, we had a higher average level of outstanding debt in 2007 as a result of borrowing an additional $39.0 million in July of 2006 to complete the share repurchase.

Other Income (Expense)

Other income, net decreased by 13.7%, or $1.0 million, to $6.3 million in 2007 compared to $7.3 million in 2006. During 2007, we recognized $7.0 million of investment income compared to $7.7 million in 2006. The decreased investment income is primarily the result of lower equity earnings from our cellular partnership investments.

Income Taxes

Provision for income taxes increased by $4.3 million to $4.7 million in 2007 compared to $0.4 million in 2006. The effective tax rate was 29.0% and 3.0%, for 2007 and 2006, respectively

The effective tax rate during 2007 primarily resulted from the State of Texas’ 2007 amendment to the tax legislation enacted during 2006. The most significant impact of this amendment for us was the revision to the temporary credit on taxable margin converting state loss carryforwards to a state tax credit carryforward. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. In addition, under Illinois tax law, North Pittsburgh. and its directly owned subsidiaries will join Consolidated Communications Holdings, Inc and its directly owned subsidiaries in the Illinois unitary tax group for 2008. The addition of our Pennsylvania entities to our Illinois unitary group changed the Company’s state deferred income tax rate. This change in the state deferred income tax rate resulted in approximately $0.9 million of a reduction in income tax expense in 2007. The reduction in expense was recognized due to the impact of applying a lower effective deferred income tax rate to previously recorded deferred tax liabilities.

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

For the Year Ended December 31, 2006 Compared to December 31, 2005

Revenues

Our revenues decreased by 0.2%, or $0.6 million, to $320.8 million in 2006, from $321.4 million in 2005. Our discussion and analysis of the components of the variance follows:

Telephone Operations Revenues

Local calling services revenues decreased by 3.5% or $3.1 million, to $85.1 million in 2006 compared to $88.2 million in 2005. The decrease is primarily due to the decline in local access lines as previously discussed under “— Factors Affecting Results of Operations.”

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

Operating Expenses

Our operating expenses increased by 1.6%, or $4.2 million, to $271.5 million in 2006 compared to $267.3 million in 2005. Our discussion and analysis of the components of the variance follows:

Telephone Operations Operating Expense

Operating expenses for Telephone Operations decreased by 5.8%, or $9.4 million, to $152.4 million in 2006 compared to $161.8 million in 2005. Effective April 30, 2005, the CCI Texas pension and other post-retirement plans were amended to freeze benefit accruals for all non-union participants. These amendments resulted in the recognition of a $7.9 million curtailment gain (reduction in operating expenses) in May 2005 and ongoing quarterly savings of approximately $1.0 million. The 2005 results include $8.4 million of non-cash compensation expense compared to $2.4 million in 2006. The 2005 results also include $3.1 million of costs associated with a litigation settlement compared to $0.5 million of settlement costs in 2006 related to a different dispute. During 2006, we realized savings of $2.9 million due to the termination of the professional services agreements with our chairman, Richard Lumpkin, Providence Equity and Spectrum Equity in connection with our IPO. During 2006 we also benefited $4.5 million from lower integration and severance costs versus 2005 which also contributed to lower overall net operating costs between 2006 and 2005.

Other Operations Operating Expenses

Operating expenses for Other Operations increased by 35.7%, or $13.6 million, to $51.7 million in 2006 compared to $38.1 million in 2005. In 2006, the Operator Services and Market Response businesses recognized a $10.2 million and $1.1 million intangible asset impairment, respectively. The impairment primarily resulted from customer attrition within these two business units which has significantly outpaced our original estimated life of the customer lists values. Excluding the impairment charges, operating expenses for Other Operations increased by 6.0%, or approximately $2.3 million. This increase primarily came from increased costs required to support the growth in our telemarketing and public services revenues coupled with inflationary increases in wages and general operating costs associated with support our ancillary operations.

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

The exceptionally high effective rate during 2005 resulted from the following circumstances. Under Illinois tax law, Consolidated Communications Texas Holdings, Inc. and its directly owned subsidiaries joined Consolidated Communications Illinois Holdings, Inc and its directly owned subsidiaries in the Illinois unitary tax group during 2005. The addition of our Texas entities to our Illinois unitary group changed the Company’s state deferred income tax rate. This change in the state deferred income tax rate resulted in approximately $3.3 million of additional income tax expense in 2005. The additional expense was recognized due to the impact of applying a higher effective deferred income tax rate to previously recorded deferred tax liabilities. The $3.3 million charge is a non-cash expense. A change in the state deferred income tax rate applied as a result of the separate company Texas filings resulted in an additional $1.3 million of non-cash expense. In addition, taxes were higher during 2005 due to state income taxes owed in certain states where we were required to file on a separate legal entity basis as well as differences between book and tax treatment of non-cash compensation expense of $8.6 million, life insurance proceeds of $2.8 million, and a litigation settlement of $3.1 million.

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

Allowance for Uncollectible Accounts

We evaluate the collectibility of our accounts receivable based on a combination of estimates and assumptions. When we are aware of a specific customer’s inability to meet its financial obligations, such as a bankruptcy filing or substantial down-grading of credit scores, we record a specific allowance against amounts due to set the net receivable to an amount we believe is reasonable to be collected. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance as a general allowance based on a review of specific customer balances, trends and our experience with prior receivables, the current economic environment and the length of time the receivables are past due. If circumstances change, we review the adequacy of the allowance to determine if our estimates of the recoverability of amounts due us could be reduced by a material amount. At December 31, 2007, our total allowance for uncollectible accounts for all business segments was $2.4 million. If our estimate were understated by 10%, the result would be a charge of approximately $0.2 million to our results of operations.

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

We determine if impairment exists based on a method of using discounted cash flows. This requires management to make certain assumptions regarding future income, royalty rates and discount rates, all of which affect our impairment calculation. After completion of our impairment review in December 2006 and as a result of a decline in the future estimated cash flows in our Operator Services and Market Response businesses; we recognized impairment losses of $10.2 million and $1.1 million, respectively, in connection with our preparation of our consolidated financial statements for the year ended December 31, 2006. Our impairment review in December 2007 did not result in any impairment losses for the year ended December 31, 2007.

Pension and Postretirement Benefits

The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.

A significant assumption used in determining our pension benefit expense is the expected long-term rate of return on plan assets. Our pension investment strategy is to maximize long-term return on invested plan assets while minimizing risk of volatility. Accordingly, we target our allocation percentage at 50% to 60% in equity funds with the remainder in fixed income and cash equivalents. Our assumed rate considers this investment mix as well as past historical trends. We used a weighted average expected long-term rate of return of 8.0% in both 2007 and 2006.

Another significant estimate is the discount rate used in the annual actuarial valuation of our pension and postretirement benefit plan obligations. In determining the appropriate discount rate, we consider the current yields on high quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations. For 2007 and 2006, we used a weighted average discount rate of 6.25% and 6.0%, respectively.

In 2007 we contributed $4.8 million to our pension plans and $1.5 million to our other post retirement plans. In 2006, we contributed $0.4 million to our pension plans and $1.0 million to our other post retirement plans.

The following table summarizes the effect of changes in selected assumptions on our estimate of pension plans expense and other post retirement benefit plans expense:

		December 31,
	Percentage Point	2007 Obligation		2007 Expense
Assumptions	Change	Higher	Lower	Higher	Lower
	(In millions)

Pension Plan Expense:
Discount rate	+ or − 0.5 pts	$(10.0)	$10.9	$(0.1)	$0.1
Expected return on assets	+ or − 1.0 pts	$—	$—	$(1.0)	$1.0
Other Postretirement Expense:
Discount rate	+ or − 0.5 pts	$(1.9)	$2.1	$(0.1)	$0.1

Liquidity and Capital Resources

General

Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of December 31, 2007, we had $892.6 million of debt including capital leases. Our $50.0 million revolving line of credit, however, remains unused. On February 26, 2008 we delivered notice of our intention to redeem our $130.0 million of outstanding senior notes on April 1, 2008. The redemption and the payment of the redemption premium and any associated fees is anticipated to be funded using proceeds of our delayed draw term loan facility and cash on hand.

We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2008 will arise primarily from: (i) dividend payments of $45.6 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $64.0 million to $67.0 million; (iii) capital expenditures of approximately $46.5 to $49.5 million; (iv) taxes; and (v) certain other costs. These expected liquidity needs are presented in a format which is consistent with our prior disclosures and are a component of our total expenses as summarized above under “Factors Affecting Results of Operations — Expenses”. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flow from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next twelve months to fund our currently anticipated uses of cash. After 2008, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net Cash Provided by (Used for):
Operating activities	$82.1	$84.6	$79.3
Investing activities	(305.3)	(26.7)	(31.1)
Financing activities	230.9	(62.7)	(68.9)

Operating Activities

Net income adjusted for non-cash charges is our primary source of operating cash. For 2007, net income adjusted for non-cash charges generated $93.5 million of operating cash. In 2007 we paid $14.0 million of cash income taxes compared to $8.2 million in 2006. In addition, accounts receivable used $4.6 million, including $4.7 million to cover our normal bad debt reserve. The timing of our accounts payable resulted in an increase of $1.3 million of available cash.

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

Investing Activities

Cash used in investing activities has traditionally been for capital expenditures and acquisitions. In 2007, we used $271.8 million of cash, net of cash acquired, for the acquisition of North Pittsburgh Systems, Inc. In addition, we used $33.5 million for capital expenditures.

Cash used in investing activities of $26.7 million in 2006, consisted of capital expenditures of $33.4 million partially offset by $6.7 million in proceeds from the sale of assets. Cash used in investing activities of $31.1 million in 2005 was entirely for capital expenditures.

Over the three years ended December 31, 2007, we used $98.0 million in cash for capital investments. The majority of our capital spending was for the expansion or upgrade of outside plant facilities and switching assets. Due to the acquisition of North Pittsburgh Systems, Inc., we expect to increase our capital spending in 2008 to approximately $46.5 to $49.5 million, including $2.0 million for integration related projects. The remaining capital expenditures will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.

Financing Activities

In 2007, we generated $230.9 of cash from financing activities. In connection with the acquisition of North Pittsburgh, we borrowed $760.0 million. In addition to funding the acquisition, as described above under investing activities, proceeds from the borrowings and cash on hand were used to retire $464.0 million of term debt outstanding under our prior credit facility, pay deferred financing costs of $8.7 million, repay $15.4 million of North Pittsburgh’s long-term debt and pay $0.4 million in connection with registering shares that were issued to partially fund the acquisition. We also paid $0.3 million of deferred financing costs in connection with amending our credit facility in the first quarter of 2007. In addition, during the year we paid $40.2 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2008, but only if and to the extent declared by our board of directors and subject to various restrictions on our ability to do so. Our dividend policy is outlined in more detail in under Part II, Item 5 of this report, under the section entitled “Dividend Policy and Restrictions”.

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

Debt

The following table summarizes our indebtedness as of December 31, 2007:

Debt and Capital Leases as of December 31, 2007

	Balance	Maturity Date	Rate (1)
	(In millions)

Capital lease	$2.6	July 1, 2011	7.40%
Revolving credit facility	—	December 31, 2013	LIBOR + 2.50%
Term loan	760.0	December 31, 2014	LIBOR + 2.50%
Senior notes(2)	130.0	April 1, 2012	9.75%

(1)	As of December 31, 2007, the 90-day LIBOR rate was 4.83%.

(2)	On February 26, 2008 we delivered notice of our intention to redeem all of the outstanding notes on April 1, 2008.

Credit Facilities

Borrowings under our credit facilities are our senior, secured obligations that are secured by substantially all of the assets of the borrowers (Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc..) and the guarantors (the Company and each of the existing subsidiaries of Consolidated Communications, Inc., Consolidated Communications Ventures, and North Pittsburgh Systems, Inc. other than ICTC, and certain future subsidiaries). The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct. In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “— Covenant Compliance”.

As of December 31, 2007, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of December 31, 2007, the applicable margin for interest rates was 2.50% per year for the LIBOR based term loans and the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and the revolving credit facility. At December 31, 2007, the weighted average interest rate, including swaps, on our term debt was 7.11% per annum.

The delayed draw term loan of up to $140.0 million is available for the Company’s use for the sole purpose of payment of interest, fees, redemption premiums and redemption of the face amount of our senior notes. The ability to utilize the delayed draw term loan expires on May 1, 2008. On February 26, 2008 we provided notice to holders of our senior notes of our intention to redeem the notes. We anticipate utilizing the delayed draw term loan for this purpose. Once advanced, the relevant terms of the delayed draw loan will be the same as our term loan.

Derivative Instruments

As of December 31, 2007 we had $660.0 million of notional amount floating to fixed interest rate swap agreements. Approximately 86% of our floating rate term loans were fixed as of December 31, 2007. We have also entered into $130.0 million of notional amount floating to fixed interest rate swap agreements that will become effective on April 1, 2008, commensurate with the planned advance of our delayed draw term loan. The swaps expire at various times from December 31, 2008 through March 31, 2013 and have a weighted average fixed rate of approximately 4.56%.

Senior Notes

The senior notes are our senior, unsecured obligations. The indenture contains customary covenants that restrict our, and our restricted subsidiaries’ ability to, incur debt and issue preferred stock, engage in business other than telecommunication businesses, make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock), enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us, enter into liens, enter into a change of control without making an offer to purchase the senior notes, sell or otherwise dispose of assets, including capital stock of subsidiaries, engage in transactions with affiliates, and consolidate or merge. On February 26, 2008 we delivered notice of our intention to redeem all of the outstanding notes on April 1, 2008, following which the indenture will be terminated.

Covenant Compliance

In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through December 31, 2007, we would have been able to pay a dividend of $60.6 million under the credit facility covenant. After giving effect to the dividend of $11.4 million which was declared in November of 2007 but paid on February 1, 2008, we could pay a dividend of $49.2 million under the credit facility covenant.

We are also restricted from paying dividends under the indenture governing our senior notes. However, the indenture restriction is less restrictive than the restriction contained in our credit agreement. That is because the restricted payments covenant in our credit agreement allows a lower amount of dividends to be paid from the borrowers (CCI, Consolidated Communications Acquisition, Inc. and North Pittsburgh Systems, Inc.) to the Company than the comparable covenant in the indenture (referred to as the build-up amount) permits the Company to pay to its stockholders.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.25:1.00, until December 31, 2008 and 5.10:1.00 thereafter, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2007, we were in compliance with our debt covenants.

The description of the covenants above and of our credit agreement and indenture generally in this Annual Report on Form 10-K are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to this Annual Report on 10-K.

Dividends

The cash required to fund dividend payments is addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds. As of December 31, 2007, we had approximately $2.0 million of these bonds outstanding.

Table of Contractual Obligations and Commitments

As of December 31, 2007, our material contractual obligations and commitments were:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt(a)	$1,342,150	$65,000	$129,050	$259,050	$889,050
Capital lease(b)	2,925	1,178	1,706	41	—
Operating leases	11,896	3,713	5,769	1,655	759
Other agreements and commitments(c)	6,951	4,993	1,216	525	217
Pension and other post-retirement obligations(d)	61,769	11,980	12,766	11,546	25,477

Total contractual cash obligations and commitments	$1,425,691	$86,864	$150,507	$272,817	$915,503

(a)	This item consists of interest and principal payments under our credit facilities and our senior notes. The credit facilities consist of a $760.0 million term loan facility maturing on December 31, 2014 and a $50.0 million revolving credit facility, which was fully available but undrawn as December 31, 2007. The senior notes total $130.0 million and mature on March 31, 2012.

(b)	Represents payments of principal and interest on a capital lease entered into by North Pittsburgh for equipment used in its operations.

(c)	North Pittsburgh has two contracts to outsource a majority of its operational support systems. We have provided notice of our intent to cancel one of the contracts effective no later than May 15, 2008. Also, in the ordinary course of business, we enter into various contractual arrangements and purchase commitments for items such as network maintenance, Internet backbone services and advertising sponsorships.

(d)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through December 31, 2007. Obligations relating to other post retirement benefits are based on estimated future benefit payments. Our estimates are based on forecasts of future benefit payments which may change over time due to a number of factors, including life expectancy, medical costs and trends and on the actual rate of return on the plan assets, discount rates, discretionary pension contributions and regulatory rules.

Under FIN 48, unrecognized tax benefits of $6.0 million are excluded from the contractual obligations table based on the high degree of uncertainty regarding the timing of future cash outflows with respect to settlement of these liabilities.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt Statement 160 effective January 1, 2009 and are currently evaluating the impact, if any, of adopting SFAS No. 160 on our future results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. We are required to adopt SFAS No. 141(R) effective January 1, 2009. SFAS No. 141(R) will generally affect acquisitions completed after the date of adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Company is required to adopt SFAS No. 159 on January 1, 2008. The impact of the adoption of SFAS No. 159 will be dependent upon the extent to which we elect to measure eligible items at fair value. We do not expect the adoption of SFAS No. 159 to have a significant impact on our future results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan’s funded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of SFAS No. 158 effective December 31, 2006. The measurement date provision of SFAS No. 158 is effective December 31, 2008. We do not expect the measurement date provision of adopting SFAS No. 158 to have a significant impact on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No 157”), “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The Company is required to adopt SFAS No. 157 effective January 1, 2008; however, FASB Staff Position SFAS 157-2 delayed the effective date of SFAS No. 157 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS No. 157 to have a significant impact on our future results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and assumes no changes in our capital structure. As of December 31, 2007, approximately 88.8% of our long-term debt obligations were fixed rate obligations and approximately 11.2% were variable rate obligations not subject to interest rate swap agreements.

As of December 31, 2007, we had $760.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On December 31, 2007, we had interest rate swap agreements covering $660.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.87% to 5.51% and expiring on various dates from, December 31, 2008 through December 31, 2012. In addition, on December 14, 2007 we executed $130.0 million of notional floating to fixed rate swaps that will be effective on April 1, 2008. The new swaps have fixed LIBOR rates of 4.50% and will expire on March 31, 2013. As of December 31, 2007, we had $100.0 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2007 through December 31, 2007, interest expense would have increased by approximately $0.5 million for the period. As of December 31, 2007, the fair value of interest rate swap agreements amounted to a liability of $8.1 million, net of taxes.

As of December 31, 2007, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $133.9 million based on an overall weighted average interest rate of 9.75% and an overall weighted maturity of 4.25 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10% in interest rates. Such an increase would have resulted in an approximately $2.1 million decrease in the fair value of our fixed rate long term debt. On February 26, 2008 we delivered notice of our intention to call the outstanding senior notes on April 1, 2008.

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

Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. (“COSO”)

Our management excluded from its assessment of the effectiveness of our internal control over financial reporting the internal controls of North Pittsburgh Systems, Inc., which we acquired on December 31, 2007 and whose assets and liabilities are included in our consolidated financial statements as of that date. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition. Total assets and net assets of North Pittsburgh Systems, Inc. represented approximately $484.5 million and $379.5 million respectively, of our consolidated assets and liabilities as of December 31, 2007.

Based on management’s assessment, which excluded an assessment of internal control over financial reporting of the acquired operations of North Pittsburgh Systems, Inc., and the COSO criteria, our management believes that, as of December 31, 2007, our internal control over financial reporting is effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Consolidated Communications Holdings, Inc’s internal control over financial reporting. That report is included on page 66 of this report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of
Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc’s. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Consolidated Communications Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of North Pittsburgh Systems, Inc., which is included in the 2007 consolidated financial statements of Consolidated Communications Holdings, Inc. and constituted $484.5 million and $379.5 million of total and net assets, respectively, as of December 31, 2007. Consolidated Communications Holdings, Inc. completed its acquisition of North Pittsburgh Systems, Inc. on December 31, 2007. Our audit of internal control over financial reporting of Consolidated Communications Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of North Pittsburgh Systems, Inc.

In our opinion, Consolidated Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 31, 2006 and FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarified the accounting for uncertainty in income taxes as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 14, 2008

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$34,341	$26,672
Accounts receivable, net of allowance of $2,440 and $2,110, respectively	44,001	34,396
Inventories	6,364	4,170
Deferred income taxes	4,551	2,081
Prepaid expenses and other current assets	10,358	6,898

Total current assets	99,615	74,217
Property, plant and equipment, net	411,647	314,381
Intangibles and other assets:
Investments	94,142	40,314
Goodwill	526,439	316,034
Customer lists, net	146,411	110,273
Tradenames	14,291	14,291
Deferred financing costs and other assets	12,046	20,069

Total assets	$1,304,591	$889,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$1,010	$—
Current portion of pension and post retirement benefit obligations	8,765	—
Accounts payable	17,386	11,004
Advance billings and customer deposits	18,167	15,303
Dividends payable	11,361	10,040
Accrued expenses	28,254	29,399

Total current liabilities	84,943	65,746
Capital lease obligation less current portion	1,636	—
Long-term debt	890,000	594,000
Deferred income taxes	97,289	55,893
Pension and postretirement benefit obligations	56,729	54,187
Other liabilities	14,306	1,100

Total liabilities	1,144,903	770,926

Minority interest	4,322	3,695

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,440,587 and 26,001,872 issued and outstanding in 2007 and 2006, respectively	294	260
Additional paid in capital	278,175	199,858
Accumulated deficit	(117,452)	(87,362)
Accumulated other comprehensive income (loss)	(5,651)	2,202

Total stockholders’ equity	155,366	114,958

Total liabilities and stockholders’ equity	$1,304,591	$889,579

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues	$329,248	$320,767	$321,429
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	107,290	98,093	101,159
Selling, general and administrative expenses	89,662	94,693	98,791
Intangible assets impairment	—	11,240	—
Depreciation and amortization	65,659	67,430	67,379

Income from operations	66,637	49,311	54,100
Other income (expense):
Interest income	893	974	1,066
Interest expense	(57,673)	(43,873)	(54,509)
Investment income	7,034	7,691	3,215
Minority interest	(627)	(721)	(683)
Other, net	(167)	290	3,284

Income before income taxes	16,097	13,672	6,473
Income tax expense	4,674	405	10,935

Net income (loss)	11,423	13,267	(4,462)
Dividends on redeemable preferred shares	—	—	(10,263)

Net income (loss) applicable to common stockholders	$11,423	$13,267	$(14,725)

Net income (loss) per common share —
Basic	$0.44	$0.48	$(0.83)

Diluted	$0.44	$0.47	$(0.83)

Cash dividends per common share	$1.55	$1.55	$0.41

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except share amounts)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total	Income (Loss)

Balance, January 1, 2005	10,000,000	$—	$58	$(19,111)	$258	$(18,795)
				—
Net loss	—	—	—	(4,462)	—	(4,462)	$(4,462)
Dividends on redeemable preferred shares	—	—	—	(10,263)	—	(10,263)	—
Dividends on common stock	—	—	—	(23,697)	—	(23,697)	—
Reorganization and conversion of redeemable preferred shares to common stock in connection with initial public offering	13,692,510	237	177,997	—	—	178,234	—
Issuance of common stock	6,000,000	60	67,529	—	—	67,589
Shares issued under employee plan	87,500	—	—	—	—	—	—
Non-cash stock compensation	—	—	8,590	—	—	8,590
Purchase and retirement of common stock	(5,000)	—	(12)	—	—	(12)	—
Minimum pension liability, net of ($130) of tax	—	—	—	—	(144)	(144)	(144)
Change in fair value of cash flow hedges, net of $1,582 of tax	—	—	—	—	2,188	2,188	2,188

Balance, December 31, 2005	29,775,010	297	254,162	(57,533)	2,302	199,228	$(2,418)

Net income	—	—	—	13,267	—	13,267	$13,267
Dividends on common stock	—	—	—	(43,096)	—	(43,096)	—
Shares issued under employee plan, net of forfeitures	13,841	—	—	—	—	—	—
Non-cash stock compensation	—	—	2,482	—	—	2,482
Purchase and retirement of common stock	(3,786,979)	(37)	(56,786)	—	—	(56,823)	—
Reversal of minimum pension liability upon adoption of SFAS 158, net of $303 of tax	—	—	—	—	427	427	—
Recognition of funded status upon adoption of SFAS 158, net of ($194) of tax	—	—	—	—	(324)	(324)	—
Unrealized gain on marketable securities, net of $34 of tax	—	—	—	—	49	49	49
Change in fair value of cash flow hedges, net of ($492) of tax	—	—	—	—	(252)	(252)	(252)

Balance, December 31, 2006	26,001,872	260	199,858	(87,362)	2,202	114,958	$13,064

Net income	—	—	—	11,423	—	11,423	$11,423
Dividends on common stock	—	—	—	(41,513)	—	(41,513)	—
Issuance of common stock	3,319,142	34	74,376	—	—	74,410	—
Shares issued under employee plan, net of forfeitures	126,834	—	—	—	—	—	—
Non-cash stock compensation	—	—	4,034	—	—	4,034
Purchase and retirement of common stock	(7,261)	—	(131)	—	—	(131)	—
Permanent portion of tax on restricted stock vesting	—	—	38	—	—	38	—
Recognition of funded status of pension and other post retirement benefit plans, net of $1,606 of tax	—	—	—	—	2,785	2,785	2,785
Change in fair value of cash flow hedges, net of ($6,139) of tax	—	—	—	—	(10,638)	(10,638)	(10,638)

Balance, December 31, 2007	29,440,587	$294	$278,175	$(117,452)	$(5,651)	$155,366	$3,570

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$11,423	$13,267	$(4,462)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	65,659	67,430	67,379
Provision for uncollectible accounts	4,734	5,059	4,480
Deferred income tax	(4,271)	(9,305)	10,232
Intangible assets impairment	—	11,240	—
Pension curtailment gain	—	—	(7,880)
Partnership income	(2,205)	(2,892)	(1,809)
Non-cash stock compensation	4,034	2,482	8,590
Minority interest in net income of subsidiary	627	721	683
Penalty on early termination of debt	—	—	6,825
Amortization and write off of deferred financing costs	13,451	3,260	5,482
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,563)	(3,952)	(6,166)
Inventories	(228)	(750)	109
Other assets	7,416	(2,080)	156
Accounts payable	1,258	(739)	567
Accrued expenses and other liabilities	(15,266)	852	(4,886)

Net cash provided by operating activities	82,069	84,593	79,300

INVESTING ACTIVITIES
Proceeds from sale of investments	10,625	5,921	—
Proceeds from sale of assets	—	815	—
Securities purchased	(10,625)	—	—
Acquisition, net of cash acquired	(271,780)	—	—
Capital expenditures	(33,495)	(33,388)	(31,094)

Net cash used in investing activities	(305,275)	(26,652)	(31,094)

FINANCING ACTIVITIES
Proceeds from issuance of stock	12	—	67,589
Proceeds from long-term obligations	760,000	39,000	5,688
Payments made on long-term obligations	(464,000)	—	(86,934)
Repayment of North Pittsburgh long-term obligation	(15,426)	—	—
Costs paid to issue common stock	(400)	—	—
Payment of deferred financing costs	(8,988)	(262)	(5,552)
Purchase of treasury shares	(131)	(56,823)	(12)
Distribution to preferred shareholders	—	—	(37,500)
Dividends on common stock	(40,192)	(44,593)	(12,160)

Net cash provided by (used in) financing activities	230,875	(62,678)	(68,881)

Net increase (decrease) in cash and cash equivalents	7,669	(4,737)	(20,675)
Cash and cash equivalents at beginning of the year	26,672	31,409	52,084

Cash and cash equivalents at end of the year	$34,341	$26,672	$31,409

Supplemental cash flow information
Interest paid	$44,343	$44,509	$53,065

Income taxes paid	$13,976	$8,237	$613

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.	Description of Business

Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operates under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With approximately 282,028 local access lines, 68,874 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 83,521 digital subscriber lines (“DSL”) and 12,241 digital television subscribers, Consolidated Communications offers a wide range of telecommunications services, including local and long distance service, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services.

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

Regulatory Accounting

Certain wholly-owned subsidiaries, Illinois Consolidated Telephone Company, Consolidated Communications of Texas Company, Consolidated Communications of Fort Bend Company and Consolidated Communications of North Pittsburgh, Inc., are independent local exchange carriers (“ILECs”) which follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). SFAS 71 permits rates (tariffs) to be

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

set at levels intended to recover estimated costs of providing regulated services or products, including capital costs. SFAS 71 requires the ILECs to depreciate wireline plant over the useful lives approved by the regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS 71 include (1) increasing competition restricting the wireline business’ ability to establish prices to recover specific costs and (2) significant changes in the manner by which rates are set by regulators from cost-base regulation to another form of regulation.

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

Inventories

Inventories consist mainly of copper and fiber cable that will be used for network expansion and upgrades and materials and equipment used in the maintenance and installation of telephone systems. Inventories are stated at the lower of cost or market using the average cost method.

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

SFAS 142 also provides that assets which have finite lives be amortized over their useful lives. Customer lists are being amortized on a straight-line basis over their estimated useful lives based upon the Company’s historical experience with customer attrition. The estimated lives range from 5 to 13 years. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the Company evaluates the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

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

Estimated useful lives are as follows:

Years
Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures, and equipment	3-17
Capital lease assets	11

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

Advertising Costs

The costs of advertising are charged to expense as incurred. Advertising expenses totaled $1,944, $1,266 and $1,256 in 2007, 2006 and 2005, respectively.

Income Taxes

Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries file a consolidated federal income tax return, and its majority owned subsidiary, East Texas Fiber Line Incorporated files a separate federal income tax return. State income tax returns are filed on a consolidated or separate legal entity basis depending on the state. Federal and state income tax expense or benefit is allocated to each subsidiary based on separately determined taxable income or loss.

Amounts in the financial statements related to income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”) to account for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109. Refer to Note 11. Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes as well as loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance for deferred income tax assets when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.

Provisions for federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also may include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions may differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company establishes reserves for income tax when, despite the belief that its tax positions are fully supportable, it is more likely than not there remain certain income tax contingencies that will be challenged and possibly disallowed by various

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimated losses. To the extent that the probable tax outcomes of these matters change, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Stock Based Compensation

The Company maintains a restricted share plan to award certain employees of the Company restricted common shares of the Company as an incentive to enhance their long-term performance as well as an incentive to join or remain with the Company. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 Revised, “Share Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R was adopted by the Company effective July 1, 2005 using the modified-prospective transition method. Under the guidelines of SFAS 123R, the Company recognized non-cash stock compensation expense of $4,034 in 2007, $2,482 in 2006 and $8,590 in 2005.

Financial Instruments and Derivatives

As of December 31, 2007, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt obligations. At December 31, 2007 and 2006 the carrying value of these financial instruments approximated fair value, except for the Company’s senior notes payable. As of December 31, 2007, the carrying value and fair value of the Company’s senior notes approximated $130,000 and $133,900, respectively.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. The Company is required to adopt Statement 160 on January 1, 2009 and is currently evaluating the impact, if any, of adopting SFAS No. 160 on its future results of operations and financial condition.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141 (R)”), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company is required to adopt SFAS No. 141(R) effective January 1, 2009. SFAS No. 141 (R) will generally impact acquisitions made after the date of adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The Company is required to adopt SFAS No. 159 on January 1, 2008. The impact of the adoption of SFAS No. 159 will be dependent upon the extent to which the Company elects to measure eligible items at fair value. The Company does not expect the adoption of SFAS No. 159 to have a significant impact on its future results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan’s funded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The Company adopted the recognition and related disclosure provisions of SFAS No. 158 effective December 31, 2006. The measurement date provision of SFAS No. 158 is effective December 31, 2008. The Company does not expect the measurement date provision of adopting SFAS No. 158 to have a significant impact on its results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The Company is required to adopt SFAS No. 157 effective January 1, 2008; however, FASB Staff Position SFAS 157-2 delayed the effective date of SFAS No. 157 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS No. 157 to have a significant impact on its future results of operations or financial condition.

In June 2006 the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. Refer to Note 11.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” which provides guidance on how an enterprise should determine whether a tax

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on our financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on its financial position, results of operations or cash flows.

4.	Acquisition

On December 31, 2007, the Company acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”). By acquiring all of the capital stock of North Pittsburgh, the Company acquired an rural local exchange carrier (“RLEC”), that serves portions of Allegheny, Armstrong, Butler and Westmoreland Counties in western Pennsylvania; a CLEC company that serves small to mid-sized business customers in Pittsburgh and its surrounding suburbs as well as in Butler County; an Internet Service Provider that furnishes broadband services in western Pennsylvania; and minority interests in three cellular partnerships and one competitive access provider.

The Company accounted for the North Pittsburgh acquisition using the purchase method of accounting. Accordingly, the financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired based on their respective fair values. At the time of the acquisition, 80% of the shares of North Pittsburgh converted into the right to received $25.00 per share in cash and each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of common stock of the Company, or 3,318,480 shares of stock valued at $74,398 net of issuance fees. The total purchase price, including acquisition costs and net of $32,902 of cash acquired is being allocated according to the following table which summarizes the preliminary, estimated fair values of the North Pittsburgh assets acquired and liabilities assumed:

Current assets	$17,729
Property, plant and equipment	117,134
Customer list	49,000
Goodwill	214,389
Investments and other assets	53,360
Liabilities assumed	(105,034)

Net purchase price	$346,578

Because of the proximity of this transaction to year-end, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained.

The aggregate purchase price was through a negotiated bid and was influenced by the Company’s assessment of the value of the overall North Pittsburgh business. The significant goodwill value reflects the Company’s view that the North Pittsburgh business can generate strong cash flow and sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition is allocated to the telephone operations segment. In accordance with SFAS 142, the $214,389 in goodwill recorded as part of the North Pittsburgh acquisition is not being amortized, but will be tested for impairment at least annually. The customer list is being amortized over its estimated useful life of five years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Because the acquisition occurred on December 31, 2007, the Company’s consolidated financial statements do not include the results of operations for North Pittsburgh. Unaudited pro forma results of operations data for the years ended December 31, 2007 and 2006 as if the acquisition had occurred at the beginning of the period presented are as follows:

	December 31
	2007	2006

Total revenues	$424,917	$424,232

Income from operations	$59,752	$67,696

Proforma net income	$5,592	$26,888

Income per share — basic	$0.19	$0.87

Income per share — diluted	$0.19	$0.85

5.	Prepaids and other current assets

Prepaids and other current assets consist of the following:

	December 31,
	2007	2006

Deferred charges	$1,334	$992
Prepaid expenses	7,864	4,702
Other current assets	1,160	1,204

	$10,358	$6,898

6.	Property, plant and equipment

Property, plant and equipment, net consist of the following:

	December 31,
	2007	2006

Property, plant and equipment:
Land and buildings	$75,921	$49,346
Network and outside plant facilities	915,811	670,791
Furniture, fixtures and equipment	88,766	74,082
Assets under capital leases	6,032	—
Work in process	10,226	4,124

	1,096,756	798,343
Less: accumulated depreciation	(685,109)	(483,962)

Net property, plant and equipment	$411,647	$314,381

Depreciation expense totaled $52,797, $53,170 and $53,089 in 2007, 2006 and 2005, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

7.	Investments

Investments consist of the following:

	December 31,
	2007	2006

Cash surender value of life insurance policies	$2,566	$1,376
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership	21,450	21,450
Pittsburgh SMSA Limited Partnership	22,950	—
CoBank, ACB stock	2,388	2,251
Other	18	18
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% owned)	15,359	15,080
Pennsylvania RSA 6(I) Limited Partnership (16.6725% owned)	7,102	—
Pennsylvania RSA 6(II) Limited Partnership (23.67% owned)	21,949	—
Boulevard Communications, LLP	167	—
Fort Bend Fibernet Limited Partnership (39.06% owned)	193	139

	$94,142	$40,314

The Company has a 2.34% ownership of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. The Company also has 3.60% ownership of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area. Because of its limited influence over these partnerships, the Company accounts for the Mobilnet South Partnership and the Pittsburgh SMSA under the cost method.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The Company has a 17.02% ownership of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”). The principal activity of RSA 17 is providing cellular service to a limited rural area in Texas. The Company also has ownership interests of 16.6725% and 23.67%, respectively of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”) wireless limed partnerships, which provide cellular service in and around the Company’s Pennsylvania service territory. In addition, the Company has a 50% ownership interest in Boulevard Communications, LLP (“Boulevard”), a competitive access provider in western Pennsylvania. The Company has some influence on the operating and financial policies of RSA 17, RSA 6(I), RSA 6(II) and Boulevard and accounts for these investments using the equity basis. Summarized financial information for the equity basis investments was as follows:

	2007	2006

For the year ended December 31:
Total revenues	$180,412	$49,298
Income from operations	41,682	15,161
Income before income taxes	42,680	15,633
Net income	42,680	15,633
As of December 31:
Current assets	31,049	14,409
Non-current assets	64,173	34,399
Current liabilities	8,869	1,844
Non-current liabilities	468	246
Partnership equity	85,885	46,097

The Company received partnership distributions totaling $1,872 and $1,099 from its equity method investments in 2007 and 2006, respectively.

8.	Minority Interest

East Texas Fiber Line, Inc. (“ETFL”) is a joint venture owned 63% by the Company and 37% by Eastex Celco. ETFL provides connectivity to certain customers within Texas over a fiber optic transport network.

9.	Goodwill and Other Intangible Assets

In accordance with SFAS 142, goodwill and tradenames are not amortized but are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In December 2007 and 2006, the Company completed its annual impairment test, using a discounted cash flow method, and the test indicated no impairment of goodwill existed.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The following table presents the carrying amount of goodwill by segment:

	Telephone	Other
	Operations	Operations	Total

Balance at December 31, 2005	$305,289	$8,954	$314,243
Adjustment for change in estimate of tax basis of acquired assets	1,791	—	1,791
Reclassification	1,770	(1,770)	—

Balance at December 31, 2006	308,850	7,184	316,034
Utilization and release of NOL valuation allowance	(3,984)	—	(3,984)
Purchase of North Pittsburgh	214,389	—	214,389

Balance at December 31, 2007	$519,255	$7,184	$526,439

The Company’s most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles. The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure. All business units and several product/services names incorporate the CONSOLIDATED name. These tradenames are indefinitely renewable intangibles. In December 2006, the Company completed its annual impairment test using discounted cash flows based on a relief from royalty method and determined that the recorded value of its tradename was impaired in the Operator Services reporting unit within the Other Operations segment of the Company, and a resulting impairment charge of $255 was recognized. In December 2007 and December 2005, similar testing indicated no impairment of the Company’s tradenames existed. The 2006 tradename impairment was due to lower than previously anticipated revenues within the applicable reporting unit.

The carrying value of the Company’s tradenames totaled $14,291 at December 31, 2007 and 2006. The value of the tradenames was allocated to the business segments as follows: $10,557 to the Telephone Operations and $3,734 to the Other Operations as of December 31, 2007 and 2006.

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

The carrying amount of customer lists is as follows:

	December 31,
	2007	2006

Gross carrying amount	$205,648	$156,648
Less: accumulated amortization	(59,237)	(46,375)

Net carrying amount	$146,411	$110,273

The net carrying value of the customer lists were allocated to the business segments as follows: $144,161 to the Telephone Operations and $2,250 to the Other Operations as of December 31, 2007. The aggregate amortization expense associated with customer lists for the years ended December 31, 2007, 2006 and 2005 was $12,862, $14,260 and $14,290, respectively. Customer lists are being amortized using a weighted average

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

life of approximately 10 years. The estimated future amortization expense is $22,163 per year for 2008 and 2009, and $22,138 per year for each of 2010, 2011, and 2012.

10.	Affiliated Transactions

Agracel, Inc., or Agracel, is a real estate investment company of which Richard A. Lumpkin, Chairman of the Company, together with his family, beneficially owns 49.7%. In addition, Mr. Lumpkin is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”). Mr. Lumpkin directly owns the remaining 50% of LATEL. The Company leases certain office and warehouse space from LATEL. The leases are triple net leases that require the Company to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes associated with the leased facilities. The Company recognized rent expense of $1,352, $1,320 and $1,285 during 2007, 2006 and 2005, respectively, in connection with these operating leases. There is no associated lease payable balance outstanding at December 31, 2007 or 2006. The leases expire in September 2011.

Agracel is the sole managing member and 66.7% owner of MACC, LLC (“MACC”). Mr. Lumpkin, together with his family, owns the remainder of MACC. The Company leases certain office space from MACC. The Company recognized rent expense in the amount of $155, $132 and $139 during 2007, 2006 and 2005, respectively, in connection with this lease. The lease expires in August 2012.

Mr. Lumpkin, together with members of his family, beneficially owns 100% of SKL Investment Group, LLC (“SKL”). The Company charged SKL $45 in both 2007 and 2006 and $77 in 2005 for use of office space, computers, telephone service and other office related services.

Mr. Lumpkin also has an ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”) which provides the Company with general banking services, including depository, disbursement and payroll accounts and retirement plan administrative services, on terms comparable to those available to other large business accounts. The Company provides certain telecommunications products and services to First Mid-Illinois. Those services are based upon standard prices for strategic business customers. Following is a summary of the transactions between the Company and First Mid-Illinois:

	Year Ended December 31,
	2007	2006	2005

Fees charged from First Mid-Illnois for:
Banking fees	$10	$10	$6
401K plan adminstration	81	100	69
Interest income earned by the Company on deposits at First Mid-Illinois	174	206	443
Fees charged by the Company to First Mid-Illinois for telecommunication services	465	542	514

In 2007, the Checkley Agency, a wholly-owned insurance brokerage subsidiary of First Mid-Illinois, received a $123 commission relating to insurance and risk management services provided to the Company.

Prior to the IPO, the Company and certain of its subsidiaries maintained two professional services fee agreements. The agreements required the Company to pay to Richard A. Lumpkin, Chairman of the Company, Providence Equity and Spectrum Equity professional services fees to be divided equally among them, for consulting, advisory and other professional services provided to the Company. The Company recognized fees totaling $2,867 during 2005, associated with these agreements. These fees are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Effective July 27, 2005, in connection with the IPO, these agreements were cancelled.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

11.	Income Taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$7,790	$10,152	$240
State	1,155	1,632	1,042

	8,945	11,784	1,282

Deferred:
Federal	(1,523)	(4,568)	4,972
State	(2,748)	(6,811)	4,681

	(4,271)	(11,379)	9,653

Income tax expense	$4,674	$405	$10,935

Following is reconciliation between the statutory federal income tax rate and the Company’s overall effective tax rate:

	Year Ended December 31,
	2007	2006	2005

Statutory federal income tax rate (benefit)	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	2.1	5.7
Stock compensation	4.7	6.4	46.4
Litigation settlement	—	—	16.6
Life insurance proceeds	—	—	(15.0)
Other permanent differences	1.9	3.3	4.6
Change in valuation allowance	—	—	4.9
Change in tax law	(10.7)	(45.8)	—
Change in deferred tax rate	(5.4)	2.0	71.3
Other	1.0	—	(0.6)

	29.0%	3.0%	168.9%

Cash paid for federal and state income taxes was $13,976, $8,237 and $613 during 2007, 2006 and 2005, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Net deferred taxes consist of the following components:

	Year Ended December 31,
	2007	2006

Current deferred tax assets:
Reserve for uncollectible accounts	$877	$739
Accrued vacation pay deducted when paid	1,258	1,013
Accrued expenses and deferred revenue	2,415	329

	4,550	2,081

Noncurrent deferred tax assets:
Net operating loss carryforwards	5,968	6,322
Pension and postretirement obligations	25,161	19,972
Stock compensation	158	—
Derivative instruments	4,657	—
State tax credit carryforward	2,441	—
Alternative minimum tax credit carryforward	—	768
Valuation allowance	(2,871)	(5,349)

	35,514	21,713

Noncurrent deferred tax liabilities:
Goodwill and other intangibles	(50,483)	(29,353)
Derivative instruments	—	(1,488)
Partnership investment	(22,096)	(5,470)
Property, plant and equipment	(60,223)	(41,295)

	(132,802)	(77,606)

Net non-current deferred tax liabilities	(97,288)	(55,893)

Net deferred income tax liabilities	$(92,738)	$(53,812)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the gross deferred tax assets, the Company will need to generate future taxable income in increments sufficient to recognize net operating loss (“NOL”) carryforwards prior to expiration as described below. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2007. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. There is an annual limitation on the use of the NOL carryforwards, however the amount of projected future taxable income is expected to allow for full utilization of the NOL carryforwards (excluding those attributable to East Texas Fiber Line Incorporated (“ETFL”) and North Pittsburgh as described below).

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Consolidated Communications Holdings and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available NOL carryforwards of approximately $5,200 for federal income tax purposes to offset against future taxable income. The federal NOL carryforwards expire from 2023 to 2025.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards of approximately $7,481 for federal income tax purposes to offset against future taxable income. The federal NOL carryforwards expire from 2008 to 2024.

As a result of the acquisition of North Pittsburgh on December 31, 2007, the company recorded an increase in deferred tax assets and corresponding offsetting valuation allowance related to unutilized state income tax net operating loss carryforwards totaling $1,530. The state NOL carryforwards expire from 2020 to 2027.

The valuation allowance is primarily attributed to tax loss carryforwards related to ETFL and to North Pittsburgh, for which no tax benefit is expected to be utilized. If it becomes evident that sufficient taxable income will be available in the jurisdictions where these deferred tax assets exist or the Company is not able to fully utilize the NOLs prior to their expiration, the Company would release the valuation allowance accordingly.

If subsequently recognized, the tax benefit attributable to $2,861 of the valuation allowance for deferred taxes would be allocated to goodwill. This valuation allowance relates primarily to pre-acquisition tax operating loss carryforwards and deferred tax assets where, it is more likely than not that the benefit will not be realized. During 2007, a portion of the valuation allowance maintained against our net deferred tax assets was reduced by $3,984 based upon the level of historical taxable income and projections for future taxable income.

During the second quarter of 2006, the State of Texas enacted new tax legislation. The most significant impact of this legislation on the Company was the modification of the Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $5,979 in 2006. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin converting state loss carryforwards to a state tax credit carryforward of $2.441. This new legislation resulted in a reduction of the Company’s net deferred tax liabilities and corresponding credit to its tax provision of approximately $1,729 in 2007.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007 with no impact on its results of operations or financial condition, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns are years 2003 through 2006. The implementation of FIN 48 did not impact the amount of the liability for unrecognized tax benefits. As of January 1, 2007 the amount of unrecognized tax benefits was $5,623, the recognition of which would have no effect on the effective tax rate. In addition, the Company did not record a cumulative effect upon adoption of FIN 48. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

adoption of FIN 48 the Company had no accrual balance for interest and penalties. For the twelve months ended December 31, 2007, the Company accrued $224 of interest and penalties. As a result of the acquisition of North Pittsburgh on December 31, 2007, the company recorded an increase in unrecognized tax benefits of $407, the recognition of which would result in a reduction to the company’s effective tax rate, and accrued interest and penalties of $170. A decrease in unrecognized tax benefits of $562 and $219 of related accrued interest and penalties is expected in 2008 due to the expiration of federal and state statutes of limitations. The tax benefit attributable to $326 of the decrease in unrecognized tax benefits will result in a reduction to the Company’s effective tax rate and $236 will have no effect on the effective tax rate. In February 2008, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2005 and 2006. The Company does not expect that any settlement or payment that may result from the audit will have a material effect on the Company’s results of operations or cash flows.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For
Unrecognized
Tax Benefits

Balance at January 1, 2007	$5,623
Additions for tax positions of acquisition	407
Reductions for tax positions of prior years	—
Additions for tax positions of prior years	—
Reduction for lapse of 2003 federal statute of limitations	—
Reduction for lapse of 2002 state statute of limitations	—

Balance at December 31,2007	$6,030

12.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006

Salaries and employee benefits	$10,350	$10,255
Taxes payable	5,180	10,399
Accrued interest	3,614	4,228
Other accrued expenses	9,110	4,517

	$28,254	$29,399

13.	Pension Costs and Other Postretirement Benefits

The Company has several defined benefit pension plans covering substantially all of its hourly employees and certain salaried employees. The plans provide retirement benefits based on years of service and earnings. The pension plans are generally noncontributory. The Company’s funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. The Company also has a qualified supplemental pension plan (“Restoration Plan”) covering certain former and current North Pittsburgh employees. The Restoration Plan restores benefits that are precluded under the pension plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus compensation from the Pension Plan’s definition of earnings.

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

The Company used a September 30 measurement date for its plans in Illinois and a December 31 measurement date for its plans in Texas and Pennsylvania.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The following tables present the benefit obligation, plan assets and funded status of the plans:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005

The change in benefit obligation
Projected benefit obligation, beginning of year	$126,910	$124,334	$117,640	$26,994	$27,831	$35,747
Acquired with the acquisition of North Pittsburgh	61,651	—	—	13,165	—	—
Service cost	1,802	2,024	2,699	809	842	910
Interest cost	7,378	7,012	7,003	1,527	1,346	1,638
Plan participant contributions	—	—	—	246	109	196
Plan amendments	—	—	—	916	—	(2,851)
Plan curtailments	—	—	(4,728)	—	—	(7,881)
Benefits paid	(7,743)	(6,666)	(6,722)	(1,792)	(1,150)	(1,882)
Administrative expenses paid	—	—	—	—	—	(141)
Actuarial (gain)/loss	(2,147)	206	8,442	(970)	(1,984)	2,095

Projected benefit obligation, end of year	$187,851	$126,910	$124,334	$40,895	$26,994	$27,831

Accumulated benefit obligation	$180,003	$125,377	$115,630

The change in plan assets
Fair value of plan assets, beginning of year	$103,790	$100,446	$94,292	$—	$—	$—
Acquired with the acquisition of North Pittsburgh	54,912	—	—	—	—	—
Actual return on plan assets	10,870	9,685	7,757	—	—	—
Employer contributions	4,809	402	5,372	1,546	1,041	1,827
Plan participant contributions	—	—	—	246	109	196
Administrative expenses paid	—	(77)	(253)	—	—	(141)
Benefits paid	(7,743)	(6,666)	(6,722)	(1,792)	(1,150)	(1,882)

Fair value of plan assets, end of year	$166,638	$103,790	$100,446	$—	$—	$—

Funded status
Projected benefit obligation	$(187,851)	$(126,910)	$(124,334)	$(40,895)	$(26,994)	$(27,831)
Fair value of plan assets	166,638	103,790	100,446	—	—	—
Employer contributions after measurement date and before end of year	—	—	—	339	136	158

Funded status	(21,213)	(23,120)	(23,888)	(40,556)	(26,858)	(27,673)
Unrecognized prior service (credit)	(151)	(164)	—	(131)	(1,758)	(2,469)
Unrecognized net actuarial (gain) loss	(3,640)	1,376	3,368	49	1,064	2,988

Net amount recognized	$(25,004)	$(21,908)	$(20,520)	$(40,638)	$(27,552)	$(27,154)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005

Amounts recognized in the balance sheet included in
Current liabilities	$(5,924)	$—	$—	$(2,841)	$—	$—
Noncurrent liabilities	(15,289)	(23,120)	(21,250)	(37,715)	(26,858)	(27,154)

	$(21,213)	$(23,120)	$(21,250)	$(40,556)	$(26,858)	$(27,154)

Amounts in accumulated other comprehensive income (loss):
Unrecognized prior service (credit)	(151)	(164)	—	(131)	(1,758)	—
Unrecognized net actuarial (gain) loss	(3,640)	1,376	730	49	1,064	—

	$(3,791)	$1,212	$730	$(82)	$(694)	$—

Amortization of prior service credits of $13 for pension benefits and $638 for other post retirement benefits and amortization of net actuarial loss of $29 for pension benefits are expected to be recognized during 2008.

The Company’s pension plan weighted average asset allocations by investment category are as follows:

	December 31,
	2007	2006

Plan assets by category
Equity securities	38.3%	56.3%
Debt securities	24.3%	35.9%
Other	37.4%	7.8%

	100.0%	100.0%

The Company’s investment strategy is to maximize long-term return on invested plan assets while minimizing risk of market volatility. Accordingly, the Company targets it allocation percentage at 50% to 60% in equity funds with the remainder in fixed income funds and cash equivalents. On December 31, 2007, the Company combined its Illinois and Texas pension plans. As a result of the combination, assets of the Texas plan were liquidated and the resulting cash moved into the combined plan on December 31, 2007. The Company intends to continue to invest in accordance with its target allocations.

The Company expects to contribute approximately $3,265 to its pension plans and $2,841 to its other postretirement plans in 2007. In addition, certain participants in the Restoration Plan elected to retire upon consummation of the Company’s acquisition of North Pittsburgh. These retired participants are to receive

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

lump-sum payments totaling $5,874 in 2008. The Company’s expected future benefit payments to be paid during the years ended December 31 are as follows:

	Pension	Other
	Benefits	Benefits

2008	$17,116	$2,841
2009	11,297	3,090
2010	11,576	3,170
2011	11,745	3,295
2012	12,058	3,398
2013 through 2017	44,693	17,228

Effective as of April 30, 2005, the Company’s Board of Directors authorized amendments to several of the Company’s benefit plans. The Consolidated Communications Texas pension plan was amended to freeze benefit accruals for all participants other than union participants and grandfathered participants. The rate of accrual for grandfathered participants in this plan was reduced. A grandfathered participant is defined as a participant age 50 or older with 20 or more years of service as of April 30, 2005. The Consolidated Communications Texas retiree medical plan was amended to freeze the Company subsidy for premium coverage as of April 30, 2005 for all existing retiree participants. This plan was also amended to limit future coverage to a select group of future retires who attain at least age 55 and 15 years of service, but with no Company subsidy. The amendments to the retiree medical plan resulted in a $7,880 curtailment gain that was included in general and administrative expenses during 2005.

The following table presents the components of net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$1,802	$2,024	$2,699	$809	$842	$910
Interest cost	7,378	7,012	7,003	1,527	1,346	1,638
Expected return on plan assets	(8,034)	(7,790)	(7,383)	—	—	—
Curtailment gain	—	—	—	—	—	(7,880)
Other, net	22	544	48	(667)	(772)	(471)

Net periodic benefit cost (income)	$1,168	$1,790	$2,367	$1,669	$1,416	$(5,803)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The weighted average assumptions used in measuring the Company’s benefit obligations for its Illinois and Texas plans as of December 31, 2007, 2006 and 2005 are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	6.3%	6.0%	5.9%	6.3%	6.0%	5.9%
Compensation rate increase	3.5%	3.3%	3.3%	—	—	—
Return on plan assets	8.0%	8.0%	8.0%	—	—	—
Initial heathcare cost trend rate	—	—	—	10.0%	10.0%	10.5%
Ultimate heathcare cost rate	—	—	—	5.0%	5.0%	5.0%
Year ultimate trend rate reached	—	—	—	2012 to 2013	2011 to 2012	2011 to 2012

Weighted average actuarial assumptions used to determine the net periodic benefit cost for 2007, 2006 and 2005 are as follows: discount rate — 6.3%, 6.0% and 5.9%, expected long-term rate of return on plan assets — 8.0%, 8.0% and 8.0%, and rate of compensation increases — 3.5%, 3.3% and 3.3%, respectively.

The weighted average assumptions used in measuring the benefit obligations for the North Pittsburgh plans as of December 31, 2007 are as follows:

	Pension	Other
	Benefits	Benefits

Discount rate	6.4%	6.1%
Compensation rate increase	4.3%	4.3%
Return on plan assets	8.0%	—
Initial heathcare cost trend rate	—	10.0%
Ultimate heathcare cost rate	—	5.0%
Year ultimate trend rate reached	—	2013

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

	1% Increase	1% Decrease

Effect on 2007 service and interest costs	$291	$(233)
Effect on accumulated postretirement benefit obligations as of December 31, 2007	$3,509	$(3,070)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

The effects of the adoption of SFAS 158 on the Consolidated Balance Sheet at December 31, 2006 were as follows:

	Prior to	Effect of
	Adopting	Adopting
	SFAS 158	SFAS 158	As Reported

Liabilities for pension and postretirement benefit obligations	$53,669	$518	$54,187
Deferred income tax liabilities	56,087	(194)	55,893
Total liabilities	770,602	324	770,926
Accumulated other comprehensive income	2,526	(324)	2,202
Total stockholders’ equity	115,282	(324)	114,958

14.	Employee 401k Benefit Plans and Deferred Compensation Agreements

401k Benefit Plans

The Company sponsors several 401(k) defined contribution retirement savings plans. Virtually all employees are eligible to participant in one of these plans. Each employee may elect to defer a portion of his or her compensation, subject to certain limitations. The Company provides matching contributions based on qualified employee contributions. Total Company contributions to the plans were $2,385, $2,277 and $2,077 in 2007, 2006 and 2005, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with the former board of directors of one of the Company’s previously acquired subsidiaries, Lufkin-Conroe Communications, and certain former employees. The benefits are payable for up to 15 years or life and may begin as early as age 65 or upon the death of the participant. These plans were frozen by TXUCV’s predecessor company prior to the Company’s assumption of the related liabilities and thus accrue no new benefits to the existing participants. Company payments related to the deferred compensation agreements totaled approximately $569, $609 and $564 in 2007, 2006 and 2005, respectively. The net present value of the remaining obligations totaled approximately $3,725 and $4,209 as of December 31, 2007 and 2006, respectively, and is included in pension and postretirement benefit obligations in the accompanying balance sheet.

The Company maintains forty-three life insurance policies on certain of the participating former directors and employees. The Company recognized $300 and $2,800 of net proceeds in other income in 2007 and 2005, respectively, due to the receipt of life insurance proceeds related to the passing of former employees. The excess of the cash surrender value of the Company’s remaining life insurance policies over the notes payable balances related to these policies is determined by a third party consultant and totaled $2,566 and $1,376 as of December 31, 2007 and 2006, respectively, and is included in other assets in the accompanying balance sheet. Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statement of cash flows. The aggregate death benefit payable under these policies totaled $8,857 and $7,585 as of December 31, 2007 and 2006, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

15.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006

Senior Secured Credit Facility:
Revolving loan	$—	$—
Term loan	760,000	464,000
Obligations under capital lease	2,646	—
Senior notes	130,000	130,000

	892,646	594,000
Less: current portion	(1,010)	—

	$891,636	$594,000

Future maturities of long-term debt as of December 31, 2007 are as follows:

2008	$1,010
2009	1,087
2010	509
2011	40
2012	130,000
Thereafter	760,000

$892,646

Senior Secured Credit Facility

In connection with the acquisition of North Pittsburgh on December 31, 2007, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with various financial institutions, which provides for borrowings of $950,000 consisting of a $760,000 term loan facility, $50,000 revolving credit facility and a $140,000 delayed draw term loan facility (“DDTL”). The DDTL is available until May 1, 2008 and can be used for the sole purpose of funding the redemption of the Company’s outstanding senior notes plus any associated fees or redemption premium. Borrowings under the credit facility were used to retire the Company’s previous $464,000 credit facility and to fund the acquisition of North Pittsburgh. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company. The term loan has no interim principal maturities and thus matures in full on December 31, 2014. The revolving credit facility matures on December 31, 2013.

At the Company’s election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. The applicable margin is based upon the Company’s total leverage ratio. As of December 31, 2007, the applicable margin for interest rates was 2.50% on LIBOR based term loan and revolving credit facility borrowings. The applicable margin for alternative base rate loans was 1.50% per year for the term loan facility and for the revolving credit facility. At December 31, 2007 and 2006, the weighted average rate, including the effect of interest rate swaps, of interest on the Company’s term debt facilities was 7.11% and 6.61% per annum, respectively. Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants, which include, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock, as well as,

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

limitations on future capital expenditures. The Company has also agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.

Capital Lease

The Company has a capital lease for equipment used in its operations. The lease expires in 2011. As of December 31, 2007, the present value of the minimum remaining lease commitments was $2,646. Of this amount, $1,010 is due within the next year.

Senior Notes

On April 14, 2004, the Company, through its wholly owned subsidiaries, issued $200,000 of 9 3/4% Senior Notes due on April 1, 2012. The senior notes are the Company’s senior, unsecured obligations and pay interest semi-annually on April 1 and October 1. During August 2005, proceeds from the IPO were used primarily to redeem $65,000 of the aggregate principal amount of the Senior Notes along with a redemption premium of approximately $6,338. During December 2005 an additional $5,000 of the aggregate principal amount of the Senior Notes was redeemed along with a redemption premium of approximately $488.

Some or all of the remaining senior notes may be redeemed on or after April 1, 2008. The redemption price plus accrued interest will be, as a percentage of the principal amount, 104.875% from April 1, 2008 through March 31, 2009, 102.438% from April 1, 2009 through March 31, 2010 and 100% from April 1, 2010 and thereafter. In addition, holders may require the repurchase of the notes upon a change in control, as such term is defined in the indenture governing the senior notes. The indenture contains certain provisions and covenants, which include, among other items, restrictions on the ability to issue certain types of stock, incur additional indebtedness, make restricted payments, pay dividends and enter other lines of business.

On February 26, 2008, the Company provided notice to holders of the senior notes of its intention to redeem all of the outstanding notes on April 1, 2008. The senior note redemption will be funded using proceeds of the DDTL together with cash on hand.

Derivative Instruments

The Company maintains interest rate swap agreements that effectively convert a portion of the floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At December 31, 2007, the Company has interest rate swap agreements covering $660,000 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.87% to 5.51%. In addition, on December 14, 2007 the Company entered into a swap agreement covering an additional $130,000 in aggregate principal amount effective on April 1, 2008 at a rate of 4.50%. The swap agreements expire in various amounts and on various dates from December 31, 2008 to March 31, 2013. As of December 31, 2007, 88.8% of the Company’s total debt and 86.8% of the debt outstanding under the credit facilities is fixed rate.

The fair value of the Company’s derivative instruments, comprised solely of interest rate swaps, amounted to a liability of $12,769 and an asset of $3,730 at December 31, 2007 and 2006, respectively. The fair value is included in other liabilities in 2007 and in deferred financing costs and other assets in 2006. The Company recognized a net reduction of $0, $295 and $13 in interest expense due to the ineffectiveness of certain swaps during 2007, 2006 and 2005, respectively, related to its derivative instruments. The change in the market value of derivative instruments, net of related tax effect, is recorded in accumulated other comprehensive income (loss). The Company recognized comprehensive losses of $10,638 and $252 during 2007 and 2006, respectively, and comprehensive income of $2,188 during 2005.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

16.	Restricted Share Plan

The Company maintains a Restricted Share Plan which provides for the issuance of common shares to key employees and as an incentive to enhance their long-term performance as well as an incentive to join or remain with the Company. In connection with the IPO, the Company amended and restated its Restricted Share Plan. The vesting schedule of outstanding awards was modified such that an additional 25% of the outstanding restricted shares granted became vested. The amendment and restatement also removed a call provision contained within the original plan. As a result, the accounting treatment changed from a variable plan, for which expense was recognized based on a formula, to a fixed plan for which expense is recognized based upon fair value at the measurement date under the guidelines of SFAS 123R. The amendment and restatement represented a modification to the terms of the equity awards, resulting in a new measurement date and non-cash compensation expense of $6,391 as of July 27, 2005. The $6,391 represents the fair value of the vested shares as of the new measurement date. The fair value was determined based upon the IPO price of $13.00 per share. An additional $2,199 was recognized as non-cash compensation expense during the period from July 28, 2005 through December 31, 2005. Non-cash compensation expense of $4,034 and $2,482 was recognized during the 2007 and 2006 calendar years, respectively. The measurement date value of the remaining unvested shares is expected to be recognized as non-cash compensation expense over the remaining vesting period, less a provision for estimated forfeitures.

The following table presents the restricted stock activity by year:

	2007	2006	2005

Restricted shares outstanding, beginning of period	248,745	422,065	750,000
Shares granted	136,584	18,000	87,500
Shares vested	(246,277)	(187,000)	(408,662)
IPO conversion adjustment	—	—	(1,773)
Shares forfeited or retired	(9,750)	(4,320)	(5,000)

Restricted shares outstanding, end of period	129,302	248,745	422,065

The shares granted under the Restricted Share Plan are considered outstanding at the date of grant, as the recipients are entitled to dividends and voting rights. As of December 31, 2007 and 2006, there were 129,302 and 248,745 of nonvested restricted shares outstanding with a weighted average measurement date fair value of $17.23 and $12.95 per share, respectively. The 136,584 shares granted during 2007 had a weighted average measurement date fair value of $19.99 per share. Shares granted subsequent to the IPO vest at the rate of 25% per year on the anniversary of their grant date. There was approximately $2,767 of total unrecognized compensation cost related to the 129,302 nonvested shares outstanding at December 31, 2007. That cost, less an estimated allowance of $28 for forfeitures, is expected to be recognized based upon future vesting as non-cash stock compensation in the following years: 2008 — $1,472, 2009 — $781, 2010 — $450 and 2011 — $36.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

17.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following components:

	December 31,
	2007	2006

Fair value of cash flow hedges	$(12,769)	$4,008
Pension liability adjustments, including the impact of adopting SFAS 158 in 2006	3,873	(518)

	(8,896)	3,490
Deferred taxes	3,245	(1,288)

Accumulated other comprehensive income (loss)	$(5,651)	$2,202

18.	Environmental Remediation Liabilities

Environmental remediation liabilities were $500 and $817 at December 31, 2007 and 2006, respectively and are included in other liabilities. These liabilities relate to anticipated remediation and monitoring costs in respect of two small, vacant sites and are undiscounted. The Company believes the amount accrued is adequate to cover its remaining anticipated costs of remediation.

19.	Commitments and Contingencies

Legal proceedings

From time to time the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in aggregate, management believes would have a material adverse effect on the Company’s financial position or results of operations.

Operating leases

The Company has entered into several operating lease agreements covering buildings and office space and equipment. Rent expense totaled $3,810, $4,381 and $5,047 in 2007, 2006 and 2005, respectively. Future minimum lease payments under existing agreements for each of the next five years and thereafter are as follows: 2008 — $3,713, 2009— $3,396, 2010 — $2,373, 2011 — $1,304, 2012 — $351, thereafter — $759.

Other Commitments

In the ordinary course of business, the Company enters into various contractual arrangements and purchase commitments such as purchase orders for capital expenditures, network maintenance contracts, multi-year contracts for Internet backbone services , and company advertising sponsorships. In addition, the Company has two contracts to outsource the majority of its operational support systems. The first contract, which is effective through September 2011, contains cancellation terms that will make the Company liable for minimum monthly usage payments as defined in the contract for the remaining term of the agreement. The second contract, which is effective through August 2008, has terms that made it noncancelable by the Company through May 2006. Since the noncancelable period has expired, the Company has the right to cancel the contract but must pay a termination fee. In November 2007, the Company provided written notice to the vendor of its intent to terminate the contract no later than May 15, 2008. The total of the Company’s other commitments are due as follows: 2008 — $4,993, 2009 — $624, 2010 — $592, 2011 — $456, 2012 — $69, thereafter — $217.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

Other Contingencies

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PAPUC claiming that the Company’s Pennsylvania CLEC’s intrastate switched access rates are in violation of Pennsylvania statute. The provision that Verizon cites in its complaint was enacted as part of Act 183 of 2004 and requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that the higher access rates are “cost justified.” Verizon’s original claim requested a refund of $480 from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified the Company’s Pennsylvania CLEC that it was revising its complaint to reflect a more current alleged over-billing calculation which resulted in a revised claim of $1,346 through December 2006, which claim includes amounts from certain affiliates that had not been included in the original calculation. The Company believes that its CLEC’s switched access rates are permissible, and is in the process of vigorously opposing this complaint. In an Initial Decision dated December 5, 2007, the presiding administrative law judge (“ALJ”) recommended that the PAPUC sustain Verizon’s complaint. As relief, the ALJ directed that the Company’s Pennsylvania CLEC reduce its access rates down to those of the underlying incumbent exchange carrier and provide a refund to Verizon in an amount equal to the amount of access charges collected in excess of the new rate since November 30, 2004, the date Act 183 became effective. The Company has filed exceptions to the full PAPUC and is awaiting an order.

In the event the Company is not successful in this proceeding, the Pennsylvania CLEC’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. The Company preliminarily estimates that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access minutes of use constant) if Verizon prevails completely in its complaint. In addition, other interexchange carriers could file similar claims for refunds. The Company has estimated its potential liability to Verizon and other interexchange carrier to be $3,000 and has recorded a liability that is included in other liabilities in the accompanying consolidated balance sheets. The Company believes that the amount accrued is adequate to cover its potential liabilities.

20.	Share Repurchase

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

21.	Net Income (Loss) per Common Share

The following table sets forth the computation of net income (loss) per common share:

	December 31,
	2007	2006	2005

Net income (loss) applicable to common stockholders	$11,423	$13,267	$(14,725)

Basic weighted average number of common shares outstanding	25,764,380	27,739,697	17,821,609
Effect of dilutive securities	358,104	430,804	—

Diluted weighted average number of common shares outstanding	26,122,484	28,170,501	17,821,609

Basic earnings (loss) per share	$0.44	$0.48	$(0.83)

Diluted earnings (loss) per share	$0.44	$0.47	$(0.83)

For the year ended December 31, 2005, non-vested shares issued pursuant to the Restricted Share Plan (Note 16) are not considered outstanding for the computation of diluted net loss per share as their effect was anti-dilutive.

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

In the first quarter of 2007, based upon a review of its internal cost allocations, the Company changed its method of allocating certain employee costs, resulting in increased costs to the Other Operations Segment. This change gives management a more complete picture of the profitability of each business. The 2006 and 2005 financial results for each segment have been reclassified to reflect this change.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

	Telephone	Other
	Operations	Operations	Total

Year ended December 31, 2007:
Operating revenues	$286,774	$42,474	$329,248
Cost of services and products	78,139	29,151	107,290

	208,635	13,323	221,958
Operating expenses	75,260	14,402	89,662
Depreciation and amortization	63,213	2,446	65,659

Operating income (loss)	$70,162	$(3,525)	$66,637

Capital expenditures	$32,245	$1,250	$33,495

Year ended December 31, 2006:
Operating revenues	$280,334	$40,433	$320,767
Cost of services and products	68,938	29,155	98,093

	211,396	11,278	222,674
Operating expenses	83,393	11,300	94,693
Intangible assets impairment	—	11,240	11,240
Depreciation and amortization	62,064	5,366	67,430

Operating income (loss)	$65,939	$(16,628)	$49,311

Capital expenditures	$32,698	$690	$33,388

Year ended December 31, 2005:
Operating revenues	$282,285	$39,144	$321,429
Cost of services and products	72,769	28,390	101,159

	209,516	10,754	220,270
Operating expenses	89,043	9,748	98,791
Depreciation and amortization	62,254	5,125	67,379

Operating income (loss)	$58,219	$(4,119)	$54,100

Capital expenditures	$30,464	$630	$31,094

As of December 31, 2007:
Goodwill	$519,255	$7,184	$526,439

Total assets	$1,281,011	$23,580	$1,304,591

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share and per share amounts)

23.	Quarterly Financial Information (unaudited)

	March 31	June 30	September 30	December 31

2007
Revenues	$82,980	$80,944	$80,320	$85,004
Operating expenses:
Cost of services and products	25,629	25,788	27,698	28,175
Selling, general and administrative expenses	22,299	22,296	21,800	23,267
Depreciation and amortization	16,629	16,606	16,350	16,074

Total operating expenses	64,557	64,690	65,848	67,516

Income from operations	18,423	16,254	14,472	17,488
Other expenses, net	10,117	9,704	10,119	20,600

Pretax income (loss)	8,306	6,550	4,353	(3,112)
Income tax expense (benefit)	3,687	1,057	2,012	(2,082)

Net income (loss)	$4,619	$5,493	$2,341	$(1,030)

Net income (loss) per common share basic and diluted	$0.18	$0.21	$0.09	$(0.04)

2006
Revenues	$79,426	$79,340	$80,323	$81,678
Operating expenses:
Cost of services and products	24,673	23,951	24,140	25,329
Selling, general and administrative expenses	22,512	24,671	23,764	23,746
Intangible assets impairment	—	—	—	11,240
Depreciation and amortization	17,071	16,844	16,961	16,554

Total operating expenses	64,256	65,466	64,865	76,869

Income from operations	15,170	13,874	15,458	4,809
Other expenses, net	8,694	8,738	9,530	8,677

Pretax income (loss)	6,476	5,136	5,928	(3,868)
Income tax expense (benefit)	2,928	(3,089)	3,913	(3,347)

Net income (loss)	$3,548	$8,225	$2,015	$(521)

Net income (loss) per common share —
Basic	$0.12	$0.28	$0.08	$(0.02)

Diluted	$0.12	$0.28	$0.07	$(0.02)

Notes:

During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter 2006 which resulted in a reduction of the Company’s net deferred tax liabilities and a corresponding credit to its tax provision of approximately $1,729. During the second quarter of 2006, the State of Texas enacted new tax legislation which resulted in a reduction of the Company’s net deferred tax liabilities and corresponding credit to its state tax provision of approximately $5,979.

During the fourth quarter of 2007, the company wrote off $10,323 of deferred financing costs associated with its previous credit facility. In connection with the acquisition of North Pittsburgh, the Company entered into a new credit facility and repaid the obligations under its previous facility. The write off of deferred financing costs was recorded as interest expense.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007, the end of the Company’s fiscal year, and determined that, as of December 31, 2007, such controls and procedures were effective in timely making known to them material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s fourth quarter of 2007 there were no changes which would have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 6, 2008, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 6, 2008, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 6, 2008, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 6, 2008, which proxy statement will be filed within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 6, 2008, which proxy statement will be filed within 120 days of the end of our fiscal year.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

SCHEDULE II — VALUATION RESERVES
(Dollars in thousands)

	December 31,
	2007	2006	2005

Allowance for Doubtful Accounts:
Balance at beginning of year	$2,110	$2,825	$2,613
North Pittsburgh acquisition	471	—	—
Provision charged to expense	4,734	5,059	4,480
Write-offs, less recoveries	(4,875)	(5,774)	(4,268)

Balance at end of year	$2,440	$2,110	$2,825

Inventory reserves:
Balance at beginning of year	$429	$630	$549
TXU Acquisiton	—	—	264
North Pittsburgh acquisition	171	—	—
Provision charged to expense	125	—	70
Write-offs	(325)	(201)	(253)

Balance at end of year	$400	$429	$630

Income tax valuation allowance:
Balance at beginning of year	$5,349	$16,040	$17,136
North Pittsburgh acquisition	1,530	—	—
Adjustment to goodwill	—	—	(1,413)
Reduction of related deferred tax asset	(3,984)	(5,021)	—
Provision (benefit) charged to expense	(24)	(283)	317
Release of valuation allowance	—	(5,387)	—

Balance at end of year	$2,871	$5,349	$16,040

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of GTE Mobilnet of
Texas #17 Limited Partnership:

We have audited the accompanying balance sheets of GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, GA
February 22, 2008

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006

ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance of $373 and $329	$3,006	$2,602
Unbilled revenue	952	1,047
Due from General Partner	7,403	10,747
Prepaid expenses and other current assets	8	13

Total current assets	11,369	14,409
PROPERTY, PLANT AND EQUIPMENT — Net	40,062	34,399

TOTAL ASSETS	$51,431	$48,808

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,579	$1,844
Advance billings and customer deposits	773	621

Total current liabilities	2,352	2,465

LONG TERM LIABILITIES	270	246

Total liabilities	2,622	2,711
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
PARTNERS’ CAPITAL	48,809	46,097

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$51,431	$48,808

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Related Parties):
Service revenues	$48,096	$45,295	$38,399
Equipment and other revenues	4,341	4,003	3,633

Total operating revenues	52,437	49,298	42,032

OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Related Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	15,028	13,536	12,316
Cost of equipment	5,085	3,709	3,336
Selling, general and administrative	14,142	12,401	11,417
Depreciation and amortization	5,020	4,491	4,004

Total operating costs and expenses	39,275	34,137	31,073

OPERATING INCOME	13,162	15,161	10,959

OTHER INCOME:
Interest income, net	550	472	301

Total other income	550	472	301

NET INCOME	$13,712	$15,633	$11,260

Allocation of Net Income:
Limited partners	$10,970	$12,504	$9,007
General Partner	$2,742	$3,129	$2,253

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	General
	Partner	Limited Partners
	San	Eastex		Consolidated	ALLTEL	San
	Antonio	Telecom	Telecom	Communications	Communications	Antonio	Total
	MTA,	Investments,	Supply,	Transport	Investments,	MTA,	Partners’
	L.P.	L.P.	Inc.	Company	Inc.	L.P.	Capital

BALANCE — January 1, 2005	$5,439	$4,631	$4,631	$4,631	$4,631	$3,241	$27,204
Distributions	(400)	(341)	(341)	(341)	(341)	(236)	(2,000)
Net income	2,253	1,917	1,917	1,917	1,917	1,339	11,260

BALANCE — December 31, 2005	7,292	6,207	6,207	6,207	6,207	4,344	36,464
Distributions	(1,201)	(1,021)	(1,021)	(1,021)	(1,021)	(715)	(6,000)
Net income	3,129	2,660	2,660	2,660	2,660	1,864	15,633

BALANCE — December 31, 2006	9,220	7,846	7,846	7,846	7,846	5,493	46,097
Distributions	(2,200)	(1,872)	(1,872)	(1,872)	(1,872)	(1,312)	(11,000)
Net income	2,742	2,334	2,334	2,334	2,334	1,634	13,712

BALANCE — December 31, 2007	$9,762	$8,308	$8,308	$8,308	$8,308	$5,815	$48,809

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,712	$15,633	$11,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,020	4,491	4,004
Provision for losses on accounts receivable	887	717	931
Changes in certain assets and liabilities:
Accounts receivable	(1,291)	(937)	(1,252)
Unbilled revenue	95	(138)	(197)
Prepaid expenses and other current assets	5	1	(3)
Accounts payable and accrued liabilities	(149)	76	283
Advance billings and customer deposits	152	4	77
Long term liabilities	24	109	137

Net cash provided by operating activities	18,455	19,956	15,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(10,799)	(10,044)	(10,064)
Change in due from General Partner, net	3,344	(3,912)	(3,176)

Net cash used in investing activities	(7,455)	(13,956)	(13,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(11,000)	(6,000)	(2,000)

Net cash used in financing activities	(11,000)	(6,000)	(2,000)

CHANGE IN CASH	—	—	—
CASH — Beginning of year	—	—	—

CASH — End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	$242	$214	$879

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

1.	Organization and Management

GTE Mobilnet of Texas #17 Limited Partnership — GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) was formed on June 13, 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

The partners and their respective ownership percentages as of December 31, 2007, 2006 and 2005 are as follows:

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

Revenue Recognition — The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Partnership recognizes customer activation fees as part of equipment revenue. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, SAB No. 104 Revenue Recognition and EITF Issue No. 00-21.

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

Cellco evaluates its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco tests its licenses on an aggregate basis, in accordance with EITF No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, using a direct value methodology in accordance with SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill. The direct value approach determines fair value using estimates of future cash flows associated specifically with the wireless licenses. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2007 and December 15, 2006. These evaluations resulted in no impairment of Cellco’s wireless licenses.

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

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.4%, 5.4% and 4.8% for the years ended December 31, 2007, 2006 and 2005, respectively. Included in net interest income is interest income of $554, $477 and $308 for the years ended December 31, 2007, 2006 and 2005, respectively, related to the due from General Partner.

Distributions — The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Partnership is required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis, except for those items where the Partnership has elected a partial deferral under the provisions of FASB Staff Position (“FSP”) No. FAS 157-b, “Effective Date of FASB Statement No. 157,” which was issued during the first quarter of 2008. FSP 157-b permits deferral of the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to measurements of fair value used when testing wireless licenses, other intangible assets, and other long-lived assets for impairment. The Partnership does not expect this standard to have an impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value, and to report unrealized gains and losses in earnings on items for which the fair value option has been elected. The Partnership is required to adopt SFAS No. 159 effective January 1, 2008. The Partnership does not expect this standard to have an impact on the financial statements.

In June 2006, the EITF reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact the financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

3.	Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31, 2007 and 2006:

	Useful lives	2007	2006

Buildings and improvements	10-40 years	$16,290	$13,921
Cellular plant equipment	3-15 years	51,268	44,850
Furniture, fixtures and equipment	2-5 years	75	106
Leasehold improvements	5 years	3,118	2,411

		70,751	61,288
Less accumulated depreciation and amortization		30,689	26,889

Property, plant and equipment, net		$40,062	$34,399

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS — (Continued)

Capitalized network engineering costs of $410 and $641 were recorded during the years ended December 31, 2007 and 2006, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $5,784 and $1,909 at December 31, 2007 and 2006, respectively. Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $5,020, $4,491 and $4,004, respectively.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	2007	2006

Accounts payable	$749	$964
Non-income based taxes and regulatory fees	618	640
Accrued commissions	212	240

Accounts payable and accrued liabilities	$1,579	$1,844

5.	Transactions with Affiliates and Related Parties

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Service revenues(a)	$13,035	$15,819	$12,758
Equipment and other revenues(b)	(259)	(278)	(53)
Cost of service(c)	11,909	10,838	9,558
Cost of equipment(d)	1,037	531	368
Selling, general and administrative(e)	8,330	6,712	5,648

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, paging, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, paging, switch usage and allocated cost of telecom, long distance and handset applications.

(d)	Cost of equipment includes handsets, accessories, and allocated warehousing and freight.

(e)	Selling, general and administrative expenses include commissions and billing, and allocated office telecom, customer care, billing, salaries, sales and marketing, advertising, and commissions.

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

The Partnership had net purchases involving plant, property, and equipment with affiliates of $3,235, $2,695 and $3,269 in 2007, 2006 and 2005, respectively.

On January 1, 2005, the Partnership entered into a lease agreement for the right to use additional spectrum owned by Cellco. The initial term of this agreement was one year, with annual renewal terms.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Partnership renewed the lease for the year ended December 31, 2007. The annual lease commitment of $76 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments, other than the $76, have been entered into by the Partnership as of December 31, 2007.

6.	Commitments

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2007, 2006 and 2005, the Partnership recognized a total of $1,811, $1,601 and $1,575, respectively, as rent expense related to payments under these operating leases, which was included in cost of service in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2008	$1,800
2009	1,769
2010	905
2011	614
2012	480
2013 and thereafter	1,597

Total minimum payments	$7,165

From time to time the General Partner enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

7.	Contingencies

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2007 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.	Reconciliation of Allowance for Doubtful Accounts

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End of
	of the Year	Operations	Recoveries	the Year

Accounts Receivable Allowances:
2007	$329	$887	$(843)	$373
2006	385	717	(773)	329
2005	268	931	(814)	385

* * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc.
(Registrant)

By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated thereunto duly authorized as of March 17, 2008.

Signature	Title

/s/ Robert J. Currey Robert J. Currey	President , Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven L. Childers Steven L. Childers	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Lumpkin Richard A. Lumpkin	Chairman of the Board of Directors

/s/ Jack W. Blumenstein Jack W. Blumenstein	Director

/s/ Roger H. Moore Roger H. Moore	Director

/s/ Maribeth S. Rahe Maribeth S. Rahe	Director

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of July 1, 2007, by and among Consolidated Communications Holdings, Inc., North Pittsburgh Systems, Inc. and Fort Pitt Acquisition Sub Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated July 12, 2007).
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).
3.2	Form of Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated September 11, 2007).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).
4.2	Indenture, dated April 14, 2004, by and among Consolidated Communications Illinois Holdings, Inc., Consolidated Communications Texas Holdings, Inc., Homebase Acquisition, LLC and Wells Fargo Bank, N.A., as Trustee, with respect to the 9 3/4% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Form S-4 dated October 26, 2004).
10.1	Credit Agreement, dated December 31, 2007, among Consolidated Communications Holdings, Inc., as Parent Guarantor, Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and Fort Pitt Acquisition Sub Inc., as Co-Borrowers, the lenders referred to therein, Wachovia Bank, National Association, as administrative agent, issuing bank and swingline lender, CoBank, ACB, as syndication agent, General Electric Capital Corporation, as co-documentation agent, The Royal Bank of Scotland PLC, as co-documentation agent, and Wachovia Capital Markets, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 31, 2007).
10.2	Form of Collateral Agreement, dated December 31, 2007, by and among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of Consolidated Communications Holdings, Inc. identified on the signature pages thereto, in favor of Wachovia Bank, National Association, as Administrative Agent (filed herewith).
10.3	Form of Guaranty Agreement, dated December 31, 2007, made by Consolidated Communications Holdings, Inc. and certain subsidiaries of Consolidated Communications Holdings, Inc. identified on the signature pages thereto, in favor of Wachovia Bank, National Association, as Administrative Agent (filed herewith).
10.4	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Consolidated Market Response, Inc. (incorporated by reference to Exhibit 10.11 to Form S-4 dated October 26, 2004).
10.5	Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.12 to Form S-4 dated October 26, 2004).
10.6	Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company (incorporated by reference to Exhibit 10.13 to Form S-4 dated October 26, 2004).
10.7	Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002 (incorporated by reference to Exhibit 10.14 to Form S-4 dated October 26, 2004).
10.8	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).
10.9	Form of 2005 Long-term Incentive Plan (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).
10.10	Stock Repurchase Agreement, dated July 13, 2006, by and among Consolidated Communications Holdings, Inc., Providence Equity Partners IV L.P. and Providence Equity Operating Partners IV L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 17, 2006).
10.11	Form of Employment Security Agreement with certain of the Company’s executive officers (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 20, 2007).

Exhibit
Number	Description

10.12	Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (filed herewith).
10.13	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 12, 2007).
10.14	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 12, 2007).
10.15	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to Form 8-K dated March 12, 2007).
10.16	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to Form 8-K dated March 12, 2007).
10.17	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to Form 8-K dated March 12, 2007).
21	List of Subsidiaries of Consolidated Communications Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.