Form 10-Q
period 2008-03-31
Consolidated Communications Holdings, Inc.
filed 2008-05-08
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 1, 2008 was 29,511,519.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$105,414	$82,980
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	33,863	25,629
Selling, general and administrative expenses	28,144	22,299
Depreciation and amortization	22,871	16,629

Income from operations	20,536	18,423
Other income (expense):
Interest income	224	214
Interest expense	(18,278)	(11,614)
Investment income	4,362	1,443
Minority interest	(272)	(172)
Other, net	15	12

Income before income taxes	6,587	8,306
Income tax expense	2,878	3,687

Net income	$3,709	$4,619

Net income per common share —
Basic	$0.13	$0.18

Diluted	$0.13	$0.18

Cash dividends declared per common share	$0.39	$0.39

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,295	$34,341
Accounts receivable, net of allowance of $2,283 and $2,440, respectively	47,250	44,001
Inventories	6,602	6,364
Deferred income taxes	4,551	4,551
Prepaid expenses and other current assets	7,969	10,358

Total current assets	100,667	99,615
Property, plant and equipment, net	407,732	411,647
Intangibles and other assets:
Investments	93,794	94,142
Goodwill	526,439	526,439
Customer lists, net	140,870	146,411
Tradenames	14,291	14,291
Deferred financing costs and other assets	11,734	12,046

Total assets	$1,295,527	$1,304,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,029	$1,010
Current portion of pension and post retirement benefit obligations	8,765	8,765
Accounts payable	16,134	17,386
Advance billings and customer deposits	20,872	18,167
Dividends payable	11,364	11,361
Accrued expenses	25,209	28,254

Total current liabilities	83,373	84,943
Capital lease obligations less current portion	1,371	1,636
Long-term debt	890,000	890,000
Deferred income taxes	89,346	97,289
Pension and postretirement benefit obligations	56,977	56,729
Other liabilities	35,241	14,306

Total liabilities	1,156,308	1,144,903

Minority interest	4,594	4,322

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,511,519 and 29,440,587 issued and outstanding, respectively	295	294
Paid in capital	278,550	278,175
Accumulated deficit	(125,274)	(117,452)
Accumulated other comprehensive loss	(18,946)	(5,651)

Total stockholders’ equity	134,625	155,366

Total liabilities and stockholders’ equity	$1,295,527	$1,304,591

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,709	$4,619
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,871	16,629
Provision for bad debt losses	1,452	847
Deferred income tax	(2,878)	(866)
Partnership income	(2,173)	(563)
Non-cash stock compensation	384	734
Minority interest in net income of subsidiary	272	172
Amortization of deferred financing costs	493	828
Changes in operating assets and liabilities:
Accounts receivable	(4,701)	(2,239)
Inventories	(238)	324
Other assets	4,780	(1,220)
Accounts payable	(1,252)	(3,120)
Accrued expenses and other liabilities	2,314	1,826

Net cash provided by operating activities	25,033	17,971

INVESTING ACTIVITIES
Capital expenditures	(13,285)	(8,187)

Net cash used in investing activities	(13,285)	(8,187)

FINANCING ACTIVITIES
Proceeds from issuance of stock	—	12
Payment of deferred financing costs	(181)	(320)
Payment of capital lease obligation	(246)	—
Purchase and retirement of common stock	(8)	—
Dividends on common stock	(11,359)	(10,045)

Net cash used in financing activities	(11,794)	(10,353)

Net decrease in cash and cash equivalents	(46)	(569)
Cash and cash equivalents at beginning of period	34,341	26,672

Cash and cash equivalents at end of period	$34,295	$26,103

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2008
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance, January 1, 2008	29,440,587	$294	$278,175	$(117,452)	$(5,651)	$155,366

Effects of accounting change regarding postretirment plan measurement dates pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1, 2007 through December 31, 2007, net of ($88) of tax	—	—	—	(154)	—	(154)
Amortization of prior service cost and net loss for October 1, 2007 through December 31, 2007, net of ($9) of tax	—	—	—	(15)	15	—

	—	—	—	(169)	15	(154)

Balance, January 1, 2008 as adjusted	29,440,587	294	278,175	(117,621)	(5,636)	155,212

Net income	—	—	—	3,709	—	3,709
Dividends on common stock	—	—	—	(11,362)	—	(11,362)
Shares issued under employee plan, net of forfeitures	71,467	—	—	—	—	—
Non-cash stock compensation	—	1	383	—	—	384
Purchase and retirement of common stock	(535)		(8)			(8)
Prior service cost and net loss, net of ($52) of tax	—	—	—	—	(90)	(90)
Change in fair value of cash flow hedges, net of ($7,803) of tax	—	—	—	—	(13,220)	(13,220)

Balance, March 31, 2008	29,511,519	$295	$278,550	$(125,274)	$(18,946)	$134,625

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2008 and 2007
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With approximately 282,641 local access lines, 72,827 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 84,313 digital subscriber lines (“DSL”) and 13,026 digital television subscribers, Consolidated Communications offers a wide range of telecommunications services, including local and long distance service, Voice Over Internet Protocol (“VOIP”) calling, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and Competitive Local Exchange Carrier calling services. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services.
2. Presentation of Interim Financial Statements
These unaudited interim condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. These interim statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) guidelines and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2007, which were included in our annual report on Form 10-K previously filed with the SEC.
3. Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company currently provides information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosure requirements contained within SFAS No. 161. The Company is currently evaluating the impact, if any, of adopting SFAS No. 161 on its future results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. The Company is required to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the impact, if any, of adopting SFAS No. 160 on its future results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141 (R)”), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company is required to adopt SFAS No. 141(R) effective January 1, 2009. SFAS No. 141 (R) will generally impact acquisitions made after the date of adoption.
4. Acquisition
On December 31, 2007, the Company acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”). By acquiring all of the capital stock of North Pittsburgh, the Company acquired an RLEC that serves portions of Allegheny, Armstrong, Butler and Westmoreland Counties in western Pennsylvania; a CLEC company that serves small to mid-sized business customers in Pittsburgh and its surrounding suburbs as well as in Butler County; an Internet Service Provider that furnishes broadband services in western Pennsylvania; and minority interests in three cellular partnerships and one competitive access provider. The results of operations for North Pittsburgh are include in the Company’s telephone operations segment for December 31, 2007 and thereafter.
The Company accounted for the North Pittsburgh acquisition using the purchase method of accounting. Accordingly, the financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired based on their respective fair values. At the time of the acquisition, 80% of the shares of North Pittsburgh converted into the right to receive $25.00 per share in cash and each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of common stock of the Company, or 3,318,480 shares of stock valued at $74,398, net of issuance fees. The total purchase price, including acquisition costs and net of $32,902 of cash acquired, is being allocated according to the following table which summarizes the preliminary, estimated fair values of the North Pittsburgh assets acquired and liabilities assumed:

Current assets	$17,729
Property, plant and equipment	117,134
Customer list	49,000
Goodwill	214,389
Investments and other assets	53,360
Liabilities assumed	(105,034)

Net purchase price	$346,578

Because of the proximity of this transaction to year-end, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. No adjustments were made in the period ending March 31, 2008.

The aggregate purchase price was determined through a negotiated bid and was influenced by the Company’s assessment of the value of the overall North Pittsburgh business. The significant goodwill value reflects the Company’s view that the North Pittsburgh business can generate strong cash flow and sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition is allocated to the telephone operations segment. In accordance with SFAS 142, the $214,389 in goodwill recorded as part of the North Pittsburgh acquisition is not being amortized, but will be tested for impairment at least annually. The customer list is being amortized over its estimated useful life of five years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.
Because the acquisition occurred on December 31, 2007, the Company’s results of operations for the three months ended March 31, 2007 do not include North Pittsburgh. Unaudited pro forma results of operations data for the three months ended March 31, 2007 as if the acquisition had occurred at the beginning of the period presented are as follows:

Total revenues	$107,403

Income from operations	$13,810

Proforma net income	$339

Income per share — basic	$0.01

Income per share — diluted	$0.01

5. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	March 31,	December 31,
	2008	2007
Telephone Operations	$519,255	$519,255
Other Operations	7,184	7,184

	$526,439	$526,439

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	March 31,	December 31,
	2008	2007
Gross carrying amount	$205,648	$205,648
Less: accumulated amortization	(64,778)	(59,237)

Net carrying amount	$140,870	$146,411

The aggregate amortization expense associated with customer lists was $5,541 and $3,234 for the three months ended March 31, 2008 and 2007, respectively. Customer lists are being amortized on a straight-line basis using a weighted average life of approximately 10 years.

6. Pension Costs and Other Postretirement Benefits
The Company has several defined benefit pension plans covering substantially all of its hourly employees and certain salaried employees. The plans provide retirement benefits based on years of service and earnings. The pension plans are generally noncontributory. The Company’s funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. The Company also has a non-qualified supplemental pension plan (“Restoration Plan”) covering certain former North Pittsburgh employees. The Restoration Plan restores benefits that are precluded under the pension plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus compensation from the pension plan’s definition of earnings.
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
The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Three months ended March 31,
Service cost	$546	$345	$253	$220
Interest cost	2,805	1,172	631	385
Expected return on plan assets	(3,255)	(1,236)	—	—
Other, net	5	41	(146)	(247)

Net periodic benefit cost	$101	$322	$738	$358

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt the recognition provisions of SFAS No. 158 effective December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. Upon combining the Texas and Illinois pension plans on December 31, 2007, the Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008 for pension and postretirement plans with measurement dates other than December 31. The impact of the adoption of the measurement date provisions resulted in an increase to opening accumulated deficit on January 1, 2008 of $169.

7. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan	760,000	760,000
Obligations under capital lease	2,400	2,646
Senior notes	130,000	130,000

	892,400	892,646
Less: current portion	(1,029)	(1,010)
	$891,371	$891,636

In connection with the acquisition of North Pittsburgh on December 31, 2007, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with various financial institutions, which provides for borrowings of $950,000 consisting of a $760,000 term loan facility, a $50,000 revolving credit facility, which was fully available as of March 31, 2008 and a $140,000 delayed draw term loan facility (“DDTL”). The DDTL’s sole purpose is for the funding of the redemption of the Company’s outstanding senior notes plus any associated fees or redemption premium. Other borrowings under the credit facility were used to retire the Company’s previous $464,000 credit facility and to fund the acquisition of North Pittsburgh. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company and its subsidiaries with the exception of Illinois Consolidated Telephone Company. The term loan has no interim principal maturities and thus matures in full on December 31, 2014. The revolving credit facility matures on December 31, 2013.
At the Company’s election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. The applicable margin is based upon the Company’s total leverage ratio. As of March 31, 2008, the applicable margin for interest rates was 2.50% on LIBOR based term loan and revolving credit facility borrowings. The applicable margin for alternative base rate loans was 1.50% per year for the term loan facility and for the revolving credit facility. At March 31, 2008 and 2007, the weighted average rate, including the effect of interest rate swaps, of interest on the Company’s credit facilities was 6.82% and 6.33% per annum, respectively. Interest is payable at least quarterly.
The credit agreement contains various provisions and covenants, which include, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock, as well as, limitations on future capital expenditures. The Company has also agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement. As of March 31, 2008, the Company was in compliance with the credit agreement covenants.
On April 1, 2008, the Company redeemed all of the outstanding senior notes. The total amount of the redemption was $136,338 including a call premium of $6,338. The senior note redemption was funded using $120,000 of borrowings on the DDTL together with cash on hand. In the second quarter of 2008, the Company expects to recognize approximately $9,225 of expense related to the redemption premium and the write-off of unamortized debt issuance costs in connection with the redemption.
8. Derivative Instruments
The Company maintains interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2008, the Company had interest rate swap agreements covering $660,000 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.8% to 5.5%. In addition, on December 14, 2007, the Company entered into a swap agreement covering an additional $130,000 in aggregate principal amount effective on April 1, 2008 at a rate of 4.50%. The swap agreements expire in various amounts and on various dates from December 31, 2008 to March 31, 2013.

The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to liabilities of $33,792 and $12,769 at March 31, 2008 and December 31, 2007, respectively. The fair value is included in Other Liabilities in the accompanying Balance Sheets. The change in the fair value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income. The Company recognized comprehensive loss of $13,220 and $1,482 during the three months ended March 31, 2008 and 2007, respectively.
9. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments that are required to be measured at fair value on a recurring basis. Although the adoption of SFAS No. 157 did not materially impact the results of operations or financial condition, the Company is now required to provide additional disclosures as part of its financial statements.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of March 31, 2008, the Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non performance risk as the most significant inputs. Certain material inputs to the valuations are not directly observable and cannot be corroborated by observable market data. The Company has categorized these interest rate derivatives as Level 3.
The Company’s liabilities measured at fair value on a recurring basis subject to disclosure requirements of SFAS No. 157 at March 31, 2008 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Derivatives	$33,792			$33,792

The following table presents the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Interest Rate
Derivatives

Balance at December 31, 2007	$12,769
Total unrealized losses included in other comprehensive income	21,023

Balance at March 31, 2008	$33,792

The amount of total gains or (losses) for the period included in earnings for the period	$—

10. Restricted Share Plan
The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2007	129,302
Shares granted	71,467
Shares vested	(4,500)
Shares forfeited or retired	—

Restricted shares outstanding, March 31, 2008	196,269

The Company recognized non-cash compensation expense associated with the restricted shares totaling $384 and $734 for the three months ended March 31, 2008 and 2007, respectively. The shares granted in the three months ended March 31, 2008 represents 14,750 restricted shares granted to certain key employees and directors as well as 56,717 performance based restricted shares. The performance based shares were granted to key employees based upon the Company achieving certain financial and operating targets for 2007 based on a sliding scale. In March 2008, a target of 64,447 shares has been approved for issuance in the first quarter of 2009 based upon meeting operational and financial goals in 2008. The non-cash compensation expense is included in Selling, General and Administrative Expenses in the accompanying statements of income.
11. Income Taxes
The Company adopted FIN 48 effective January 1, 2007, with no impact on its results of operations or financial condition. There have been no changes to the balance of unrecognized tax benefits reported at December 31, 2007. As of March 31, 2008 and December 31, 2007, the amount of unrecognized tax benefits was $6,030. The total amount of unrecognized benefits that, if recognized, would have affected the effective tax rate was $236. A decrease in unrecognized tax benefits of $562 and $219 of related accrued interest and penalties is expected in 2008 due to the expiration of federal and state statutes of limitations. The tax benefit attributable to $236 of the decrease in unrecognizable tax benefits will result in a reduction to the Company’s effective tax rate and $326 will have no effect on the effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon adoption of FIN 48 the Company had no accrual balance for interest and penalties.

For the quarter ended March 31, 2008, the Company had accrued $527 of interest and penalties of which $132 was recorded during the three months ended March 31, 2008 and $65 was recorded during the three months ended March 31, 2007. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns are years 2003 through 2006. The Company is currently under examination by both federal and state tax authorities. The Company does not expect that any settlement or payment that may result from the audits will have a material effect on the Company’s results of operations or cash flows. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next twelve months. There were no material changes to any of these amounts during the first quarter of 2008.
The Company’s effective tax rate was 43.7% and 44.4%, for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
12. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended
	March 31,
	2008	2007
Basic:
Net income	$3,709	$4,619
Weighted average number of common shares outstanding	29,314,511	25,756,643

Net income per common share	$0.13	$0.18

Diluted:
Net income	$3,709	$4,619
Weighted average number of common shares outstanding	29,499,849	26,029,228

Net income per common share	$0.13	$0.18

Non-vested shares issued pursuant to the Restricted Share Plan (see Note 10) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights.
13. Other Comprehensive Income
The following table presents the components of comprehensive income:

	Three Months Ended
	March 31,
	2008	2007

Net income	$3,709	$4,619
Other comprehensive income (loss):
Prior service cost and net loss, net of ($52) of tax	(90)	—
Change in fair value of cash flow hedges, net of tax	(13,220)	(1,482)

Total comprehensive income (loss)	$(9,601)	$3,137

14. Business Segments
The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations.” Telephone Operations consists of a wide range of telecommunications services, including local and long distance service, VOIP service, custom calling features, private line services, dial-up and high speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing. The Company also operates a number of complementary businesses that comprise “Other Operations,” including telemarketing and order fulfillment, telephone services to county jails and state prisons, equipment sales, operator services, and mobile services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

	Telephone	Other
	Operations	Operations	Total
Three months ended March 31, 2008:
Operating revenues	$94,974	$10,440	$105,414
Cost of services and products	26,945	6,918	33,863

	68,029	3,522	71,551
Operating expenses	24,690	3,454	28,144
Depreciation and amortization	22,485	386	22,871

Operating income (loss)	$20,854	$(318)	$20,536

Three months ended March 31, 2007:
Operating revenues	$72,512	$10,468	$82,980
Cost of services and products	18,344	7,285	25,629

	54,168	3,183	57,351
Operating expenses	18,938	3,361	22,299
Depreciation and amortization	16,012	617	16,629

Operating income (loss)	$19,218	$(795)	$18,423

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
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with our possible pursuit of acquisitions;

•	economic conditions in our service areas in Illinois, Texas and Pennsylvania;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services and subsidies;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access changes for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations;

•	the integration of the Company and North Pittsburgh; and

•	the additional risk factors outlined in Part II — Other Information — Item IA — “Risk Factors” herein and Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois, Texas and Pennsylvania. Our main sources of revenues are our local telephone businesses which offer an array of services, including local dial tone, Voice Over Internet Protocol (“VOIP”) service, custom calling features, private line services, long distance, dial-up and high-speed Internet access, which we refer to as Digital Subscriber Line or DSL, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing, Internet Protocol digital video service, which we refer to as IPTV, wholesale transport services on a fiber optic network in Texas and edge out Competitive Local Exchange Carrier (“CLEC”) services in Pennsylvania. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
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
In connection with the acquisition, the Company entered into a new credit facility that provides for:
•	a $50.0 million revolving credit facility that is currently undrawn;

•	a $760.0 million term loan, the proceeds of which were drawn at closing of the acquisition; and

•	a delayed draw term loan (“DDTL”) in the amount of $140.0 million which was available to us until May 1, 2008, the proceeds of which were to be used for the sole purpose of redeeming our $130.0 million of outstanding senior notes along with the payment of any accrued interest and fees.

Proceeds from the term loan along with cash on hand were used to:
•	pay off the Company’s previous credit facility of $464.0 million plus accrued interest;

•	fund the cash portion of the acquisition; and

•	pay fees and expenses related to the acquisition and new financing.
Redemption of Senior Notes
On April 1, 2008, we redeemed all of our outstanding senior notes. The total amount of the redemption was $136,338 including a call premium of $6,338. The senior note redemption was funded using $120,000 of borrowings on the DDTL together with cash on hand. In the second quarter of 2008, we expect to recognize approximately $9,225 of expense related to the redemption premium and the write-off of unamortized debt issuance costs in connection with the redemption.
Factors Affecting Results of Operations
Revenues
Telephone Operations and Other Operations. To date, our revenues have been derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas. We do not anticipate significant growth in revenues in our Telephone Operations segment due to its primarily rural service area, except through acquisitions such as that of North Pittsburgh, but we do expect relatively consistent cash flow from year-to-year due to stable customer demand, limited competition in the majority of our territories and a generally supportive regulatory environment.
Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 282,641, 286,186 and 231,818 local access lines in service as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. We also lost local access lines due to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and wireless service for wireline service. As of March 31, 2008, December 31, 2007 and March 31, 2007, we had 10,343, 10,685 and 7,525 second lines, respectively. In connection with the North Pittsburgh acquisition, we acquired 3,761 second lines on December 31, 2007. The disconnection of second lines represented 10.7% and 13.5% of our residential line loss in the periods ending March 31, 2008 and March 31 2007, respectively. We expect to continue to experience modest erosion in access lines.
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

We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. More recently, with the launch of IPTV in our Illinois and Texas markets, we have begun marketing our “triple play” bundle, which includes local telephone service, DSL and IPTV. As of March 31, 2008, IPTV was available to over 107,000 homes in our markets. Our IPTV subscriber base has grown from 8,366 as of March 31, 2007 to 13,026 as of March 31, 2008. We launched IPTV in our Pennsylvania markets in April 2008. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois, Texas and Pennsylvania regions.
Additionally, we continue to look for ways to enhance current products and introduce new services to insure that we remain competitive and continue to meet our customers’ needs. These initiative include offering:
•	hosted VOIP, which was launched in certain Texas markets in 2005 to meet the needs of small to medium sized business customers who want robust function without having to purchase a traditional key or PBX phone system;

•	DSL service which has been made available to users who do not have our access line. This expands our customer base and creates additional revenue generating opportunities;

•	a DSL tier with speeds up to 10 Mbps is now being offered for those customers desiring greater Internet speed; and

•	High Definition video service, which was introduced in Texas in May 2007 and was launched in Illinois in the third quarter of 2007.
These efforts may act to mitigate the financial impact of any access line loss we may experience.
Because of our promotional efforts and through the acquisition of North Pittsburgh, the number of DSL subscribers we serve grew substantially. We had 84,313, 81,337 and 55,961 DSL lines in service as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL capable. The penetration rate for DSL lines in service was approximately 46.9% of our primary residential access lines at March 31, 2008.
We have also been successful in generating Telephone Operations revenues by bundling combinations of local service, custom calling features, voicemail and Internet access in our Illinois and Texas markets. Our service bundles totaled 46,124, 45,971 and 44,728 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. We intend to implement a similar bundling strategy in the North Pittsburgh market as well.
Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.

The following sets forth several key metrics as of the end of the periods presented:

	March 31,	December 31,	March 31,
	2008	2007 (1)	2007
Local access lines in service:
Residential	179,864	183,070	153,640
Business	102,777	103,116	78,178

Total local access lines	282,641	286,186	231,818

IPTV subscribers	13,026	12,241	8,366
ILEC DSL subscribers	84,313	81,337	55,961

	97,339	93,578	64,327
VOIP subscribers	2,938	2,465	1,485
CLEC Access Line Equivalents (2)	72,827	70,063	—

Total connections	455,745	452,292	297,662

Long distance lines (3)	167,360	166,599	149,318
Dial-up subscribers	6,042	6,783	11,128

(1)	In connection with the acquisition of North Pittsburgh, we acquired 36,411 residential access lines, 25,988 business access lines, 14,713 DSL subscribers, 87 VOIP subscribers, 70,063 CLEC access line equivalents and 18,223 long distance lines.

(2)	CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis.

Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(3)	Reflects the inclusion of long distance service provided as part of our VOIP offering while excluding CLEC long distance subscribers.
As of December 31, 2007 and for the quarter ended March 31, 2008, our operating statistics include metrics and results associated with our acquisition of North Pittsburgh. In addition, we are now including VOIP lines and CLEC access line equivalents in its total connection count and reflecting T-1 voice grade equivalents in its access line count for the Pennsylvania RLEC, which is consistent with our methodology in Illinois and Texas and with industry norms.
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
Our Telephone Operations segment incurs selling, marketing and customer care expenses from its customer service centers and commissioned sales representatives. Our customer service centers are the primary sales channels for residential and business customers with one or two phone lines, whereas commissioned sales representatives provide customized solutions to larger business customers. In addition, we use customer retail centers for various communication needs, including new telephone, Internet and IPTV purchases in Illinois and Texas.
Each of our Other Operations businesses primarily use an independent sales and marketing team comprised of dedicated field sales account managers, management teams and service representatives to execute our sales and marketing strategy.
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. For the periods ended March 31, 2008 and March 31, 2007 we spent $1.1 million and $0.2 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems). We successfully completed the integration of our Illinois and Texas billing systems in the third quarter of 2007. Upon closing of the acquisition we were able to immediately convert the North Pittsburgh accounting and payroll functions to our existing systems and began integrating many other functions to our systems.
Depreciation and Amortization Expenses
We recognize depreciation expenses for our regulated telephone plant using rates and lives approved by the Illinois Commerce Commission, the Public Utility Commission of Texas and the Pennsylvania Public Utility Commission. The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures and equipment	3-17
Capital Leases	11
Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis based on the pattern over which we believe we will derive value from our customer lists. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life, at a weighted average life of approximately 10 years.

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008		2007
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$27.0	25.6%	$21.3	25.7%
Network access services	24.5	23.2	18.3	22.0
Subsidies	13.8	13.1	11.6	14.0
Long distance services	6.2	5.9	3.6	4.3
Data and internet services	14.4	13.7	8.6	10.4
Other services	9.1	8.6	9.1	11.0

Total Telephone Operations	95.0	90.1	72.5	87.3
Other Operations	10.4	9.9	10.5	12.7

Total operating revenues	105.4	100.0	83.0	100.0

Expenses
Operating expenses
Telephone Operations	51.6	49.0	37.4	45.1
Other Operations	10.4	9.9	10.6	12.8
Depreciation and amortization	22.9	21.7	16.6	20.0

Total operating expenses	84.9	80.6	64.6	77.8

Income from operations	20.5	19.4	18.4	22.2

Interest expense, net	(18.0)	(17.1)	(11.4)	(13.7)
Other income, net	4.1	3.9	1.3	1.6
Income tax expense	(2.9)	(2.8)	(3.7)	(4.5)

Net income	$3.7	3.5%	$4.6	5.5%

Segments
In accordance with the reporting requirement of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has two reportable business segments, Telephone Operations and Other Operations. The results of operations for North Pittsburgh are included in the Telephone Operations segment following its acquisition on December 31, 2007. The results of operations discussed below reflect our consolidated results.

Results of Operations
For the Three Months Ended March 31, 2008 Compared to March 31, 2007
Revenues
Our revenues increased by 27.0%, or $22.4 million, to $105.4 million for the three months ended March 31, 2008, from $83.0 million for the three months ended March 31, 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues increased by 26.8% or $5.7 million, to $27.0 million for the three months ended March 31, 2008 compared to $21.3 million for the same period in 2007. The increase is primarily due to $7.1 million of incremental local calling revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, local calling revenue decreased by $1.4 million primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues increased by 33.9%, or $6.2 million, to $24.5 million for the three months ended March 31, 2008 compared to $18.3 million for the same period in 2007. The increase is primarily due to $7.6 million of incremental network access revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, network access revenue decreased by $1.4 million. In 2007 we recognized $0.7 million of non-recurring revenue as a result of the favorable settlement of an outstanding billing claim. The remainder of the decrease in revenue is a result of decreasing minutes of use.
Subsidies revenues increased by 19.0%, or $2.2 million, to $13.8 million for the three months ended March 31, 2008 compared to $11.6 million for the same period in 2007. The increase is primarily due to $1.9 million of incremental subsidy revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, subsidy revenue increased by $0.3 million due to an increase in the interstate common line revenue requirement.
Long distance services revenues increased by 72.2%, or $2.6 million, to $6.2 million for the three months ended March 31, 2008 compared to $3.6 million for the same period in 2007. The increase is primarily due to $2.9 million of incremental long distance revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, long distance revenue decreased by $0.3 million as a result of a decline in billable minutes.
Data and Internet revenues increased by 67.4%, or $5.8 million, to $14.4 million for the three months ended March 31, 2008 compared to $8.6 million for the same period in 2007. The increase is primarily due to $4.0 million of incremental Data and Internet revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, Data and Internet revenues increased by $1.8 million due to an increase in DSL and IPTV subscribers.
Other Services revenues remained constant for the three months ended March 31, 2008 compared to the same period in 2007. The acquisition of North Pittsburgh resulted in $0.4 million of incremental other services revenue. Without the effect of North Pittsburgh, other service revenues decreased by $0.4 million due in part to the recognition of $0.1 million of non recurring revenue from the settlement of a billing dispute in 2007.
Other Operations Revenue
Other Operations revenues decreased by 1.0%, or $0.1 million, to $10.4 million for the three months ended March 31, 2008 compared to $10.5 for the same period in 2007. In 2007 our telemarketing business expanded its call volume capacity. As a result of the expansion, revenue for the three months ended March 31, 2008 increased by $0.5 million compared to the same period in 2007. Offsetting this increase was a decline of $0.3 million in our operator services business as a result of decreased call attempts and miscellaneous revenue declines totaling $0.3 million in our remaining Other Operations businesses.

Operating Expenses
Our operating expenses increased by 31.4%, or $20.3 million, to $84.9 million for the three months ended March 31, 2008 compared to $64.6 million for the same period 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 38.0%, or $14.2 million, to $51.6 million for the three months ended March 31, 2008 compared to $37.4 million for the same period in 2007. The increase is primarily due to an additional $14.3 million of incremental telephone operations operating expenses as a result of the acquisition of North Pittsburgh.
Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 1.9%, or $0.2 million, to $10.4 million for the three months ended March 31, 2008 compared to $10.6 million for the same period in 2007. As a result of the added call volume for our telemarketing business, operating expense increased by $0.5 million. This was offset by a decline of $0.8 million in costs related to salaries and benefits in our operator services business.
Depreciation and Amortization
Depreciation and amortization expenses increased by 38.0%, or $6.3 million, to $22.9 million for the three months ended March 31, 2008 compared to $16.6 million for the same period in 2007. The increase is primarily the result of the acquisition of North Pittsburgh. In connection with the acquisition, we acquired property, plant and equipment valued at $117.1 million which caused an increase in depreciation expense. In addition, we allocated $49.0 million of the purchase price to customer lists which are being amortized over five years.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 57.9%, or $6.6 million, to $18.0 million for the three months ended March 31, 2008 compared to $11.4 million for the same period in 2007. The increase is primarily due to an increase of $296.0 million in our long-term debt as a result of the acquisition of North Pittsburgh.
Other Income (Expense)
Other income, net increased by 215.4%, or $2.8 million, to $4.1 million for the three months ended March 31, 2008 compared to $1.3 million for the same period in 2007. As part of the acquisition of North Pittsburgh, we acquired interests in three additional cellular partnerships, which contributed $3.0 million of income during the period.
Income Taxes
Our provision for income taxes was $2.9 million in 2008 compared to $3.7 million in 2007. Our effective tax rate was 43.7% for the three months ended March 31, 2008 compared to 44.4% for the three months ended March 31, 2007. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.

Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of March 31, 2008, we had $892.4 million of debt, including capital leases. Our $50.0 million revolving line of credit, however, remains unused. On April 1, 2008 we redeemed our $130.0 million of outstanding senior notes. The redemption, including the payment of the redemption premium of $6.3 million and the associated fees, was funded using $120.0 million of proceeds from our DDTL facility and cash on hand. In the second quarter of 2008, we anticipate recognizing approximately $9.2 million of expense associated with the redemption premium and the write off of unamortized debt issuance costs in connection with the redemption.
We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2008 will arise primarily from: (i) expected dividend payments of $45.6 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $64.0 million to $67.0 million; (iii) capital expenditures of approximately $46.5 to $49.5 million; (iv) taxes; and (v) certain other costs. These expected liquidity needs are presented in a format which is consistent with our prior disclosures and are a component of our total expenses as summarized above under “Factors Affecting Results of Operations—Expenses.” In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
We believe that cash flow from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next twelve months to fund our currently anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.
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

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$25.0	$18.0
Investing activities	(13.3)	(8.2)
Financing activities	(11.8)	(10.4)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the three months ended March 31, 2008, net income adjusted for non-cash charges generated $24.1 million of operating cash. Changes in various components of working capital in the ordinary course of business accounted for the remainder of the cash generated.
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
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the three months ending March 31, 2008, we used $13.3 million for capital expenditures, which is an increase of $5.1 million for the same period in 2007. The increase is due to the acquisition of North Pittsburgh. Because our networks, including the North Pittsburgh network, are modern and have been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion, if at all. We expect our capital expenditures for 2008 will be approximately $46.5 million to $49.5 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.
Financing Activities
For the three months ended March 31, 2008 we paid $11.4 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. For the same period in 2007 we paid $10.0 million in dividends. The increase is due to the issuance of approximately 3.32 million shares of stock in connection with the North Pittsburgh acquisition. For the year we expect to pay approximately $45.6 million of dividends. We also paid $0.2 million of deferred financing fees in connection with finalizing our new credit facility, while $0.2 million was used to pay obligations under capital lease for the three months ended March 31, 2008. In the same period during 2007 we paid $0.3 million in deferred financing costs to amend our previous credit facility.

Debt
The following table summarizes our indebtedness as of March 31, 2008:
Debt and Capital Leases as of March 31, 2008
(In Millions)

	Balance	Maturity Date	Rate (1)
Capital lease	$2.4	July 1, 2011	7.40%
Revolving credit facility	—	December 31, 2013	LIBOR + 2.50%
Term loan	760.0	December 31, 2014	LIBOR + 2.50%
Senior notes (2)	130.0	April 1, 2012	9.75%

(1)	As of March 31, 2008, the 90-day LIBOR rate was 2.68%.

(2)	On April 1, 2008 we borrowed $120.0 million on our DDTL and redeemed all of the outstanding notes.
Credit Facilities
Borrowings under our credit facilities are our senior, secured obligations that are secured by substantially all of the assets of the borrowers (Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc.) and the guarantors (the Company and each of the existing subsidiaries of Consolidated Communications, Inc., Consolidated Communications Ventures, and North Pittsburgh Systems, Inc. other than ICTC, and certain future subsidiaries). The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct. In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.
As of March 31, 2008, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of March 31, 2008, the applicable margin for interest rates was 2.50% per year for the LIBOR based term loan and the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and the revolving credit facility. At March 31, 2008, the weighted average interest rate, including swaps, on our credit facilities was 6.82% per annum.
The DDTL of up to $140.0 million was available for the Company’s use for the sole purpose of payment of interest, fees, redemption premiums and redemption of the face amount of our senior notes. The ability to utilize the delayed draw term loan was to expire on May 1, 2008. Once advanced, the relevant terms of the DDTL are the same as our term loan. On April 1, 2008 we redeemed all of our outstanding senior notes in part utilizing $120.0 million of borrowings under the DDTL.
Derivative Instruments
As of March 31, 2008 we had $660.0 million of notional amount floating to fixed interest rate swap agreements. Approximately 86% of our floating rate term loans were fixed as of March 31, 2008. We have also entered into $130.0 million of notional amount floating to fixed interest rate swap agreements that were effective on April 1, 2008, commensurate with the advance of our delayed draw term loan. The swaps expire at various times from December 31, 2008 through March 31, 2013 and have a weighted average fixed rate of approximately 4.56%. The swaps are designated as cash flow hedges of our expected future interest payments.

Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through March 31, 2008, we would have been able to pay a dividend of $65.0 million under the credit facility covenant. After giving effect to the dividend of $11.4 million which was declared in February 2008 but paid on May 1, 2008, we could pay a dividend of $53.6 million under the credit facility covenant.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.25:1.00, until December 31, 2008 and 5.10:1.00 thereafter, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of March 31, 2008, we were in compliance with our debt covenants.
The description of the covenants above and of our credit agreement generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to our Annual Report on form 10-K.
Dividends
The cash required to fund dividend payments is in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.
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
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of March 31, 2008, we had approximately $2.0 million of these bonds outstanding.

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We currently provide information about our hedging activities and use of derivatives in our quarterly and annual filings with the SEC, including many of the disclosure requirements contained within SFAS No. 161. We are currently evaluating the impact, if any, of adopting SFAS No. 161 on our future results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt SFAS No. 160 on January 1, 2009 and are currently evaluating the impact, if any, of adopting SFAS No. 160 on our future results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141 (R)”), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. We are required to adopt SFAS No. 141(R) effective January 1, 2009. SFAS No. 141 (R) will generally impact acquisitions made after the date of adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest swap agreements described below and assumes no changes in our capital structure. As of March 31, 2008, approximately 88.8% of our long-term debt obligations were fixed rate obligations or variable rate obligations subject to interest rate swap agreements and approximately 11.2% were variable rate obligations not subject to interest rate swap agreements.

As of March 31, 2008, we had $760.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On March 31, 2008, we had interest rate swap agreements covering $660.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.87% to 5.51% and expiring on various dates from December 31, 2008 through December 31, 2012. In addition, we have executed $130.0 million of notional floating to fixed rate swaps effective on April 1, 2008. The new swaps have a fixed LIBOR rate of 4.50% and will expire on March 31, 2013. As of March 31, 2008, we had $100.0 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2008 through March 31, 2008, interest expense would have increased by approximately $0.3 million for the period. As of March 31, 2008, the fair value of interest rate swap agreements amounted to a liability of $21.3 million, net of taxes.
As of March 31, 2008, we had $130.0 million in aggregate principal amount of fixed rate long-term debt obligations in the form of senior notes. On April 1, 2008 we borrowed $120.0 million under our delayed draw term loan and redeemed all of our outstanding senior notes.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages. We believe that these claims are without merit and, regardless of the merit of the claims, the damages are completely unfounded. We intend to defend against these claims vigorously.
In addition, we currently are, and from time to time may be, subject to additional claims arising in the ordinary course of business. We are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.
Item 6. Exhibits
See the Exhibit Index following the signature page of this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)

Date: May 8, 2008	By:	/s/ Robert J. Currey Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	By:	/s/ Steven L. Childers Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Letter Agreement, dated March 31, 2008, by Wachovia Bank, National Association, and agreed to and acknowledged by Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 1998).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.