Form 10-Q
period 2008-06-30
Consolidated Communications Holdings, Inc.
filed 2008-08-08
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 000-51446
CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 1, 2008 was 29,511,519.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$106,444	$80,944	$211,858	$163,924
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	36,108	25,788	69,971	51,417
Selling, general and administrative expenses	26,911	22,296	55,055	44,595
Depreciation and amortization	22,350	16,606	45,221	33,235

Income from operations	21,075	16,254	41,611	34,677
Other income (expense):
Interest income	64	227	288	441
Interest expense	(16,048)	(11,688)	(34,326)	(23,302)
Investment income	4,845	1,611	9,207	3,054
Minority interest	(133)	(118)	(405)	(290)
Loss on extinguishment of debt	(9,224)	—	(9,224)	—
Other, net	(129)	264	(114)	276

Income before income taxes	450	6,550	7,037	14,856
Income tax expense	270	1,057	3,148	4,744

Net income	$180	$5,493	$3,889	$10,112

Net income per common share — Basic and Diluted	$0.01	$0.21	$0.13	$0.39

Cash dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,433	$34,341
Accounts receivable, net of allowance of $2,127 and $2,440, respectively	44,777	44,001
Inventories	7,235	6,364
Deferred income taxes	4,551	4,551
Prepaid expenses and other current assets	13,182	10,358

Total current assets	80,178	99,615

Property, plant and equipment, net	403,780	411,647
Intangibles and other assets:
Investments	94,921	94,142
Goodwill	526,630	526,439
Customer lists, net	135,329	146,411
Tradenames	14,291	14,291
Deferred financing costs and other assets	8,712	12,046

Total assets	$1,263,841	$1,304,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,048	$1,010
Current portion of pension and postretirement benefit obligations	7,919	8,765
Accounts payable	12,798	17,386
Advance billings and customer deposits	18,970	18,167
Dividends payable	11,363	11,361
Accrued expenses	20,763	28,254

Total current liabilities	72,861	84,943

Capital lease obligations less current portion	1,102	1,636
Long-term debt	880,000	890,000
Deferred income taxes	97,169	97,289
Pension and postretirement benefit obligations	57,200	56,729
Other liabilities	13,610	14,306

Total liabilities	1,121,942	1,144,903

Minority interest	4,727	4,322

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,511,519 and 29,440,587 issued and outstanding, respectively	295	294
Additional paid in capital	279,026	278,175
Accumulated deficit	(136,455)	(117,452)
Accumulated other comprehensive loss	(5,694)	(5,651)

Total stockholders’ equity	137,172	155,366

Total liabilities and stockholders’ equity	$1,263,841	$1,304,591

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,889	$10,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,221	33,235
Provision for bad debt losses	2,322	1,858
Loss on extinguishment of debt	9,224	—
Deferred income tax	(3,148)	1,103
Partnership income	(4,729)	(882)
Non-cash stock compensation	860	1,706
Minority interest in net income of subsidiary	405	290
Amortization of deferred financing costs	806	1,668
Changes in operating assets and liabilities:
Accounts receivable	(3,098)	(1,738)
Inventories	(871)	156
Other assets	830	(2,538)
Accounts payable	(4,588)	(794)
Accrued expenses and other liabilities	(4,943)	(7,067)

Net cash provided by operating activities	42,180	37,109

INVESTING ACTIVITIES
Securities purchased	—	(10,625)
Capital expenditures	(26,286)	(16,673)

Net cash used in investing activities	(26,286)	(27,298)

FINANCING ACTIVITIES
Proceeds from issuance of stock	—	12
Proceeds from long-term obligations	120,000	—
Payments made on long-term obligations	(136,337)	—
Payment of deferred financing costs	(240)	(320)
Payment of capital lease obligation	(496)	—
Purchase and retirement of common stock	(8)	—
Dividends on common stock	(22,721)	(20,093)

Net cash used in financing activities	(39,802)	(20,401)

Net decrease in cash and cash equivalents	(23,908)	(10,590)
Cash and cash equivalents at beginning of period	34,341	26,672

Cash and cash equivalents at end of period	$10,433	$16,082

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2008
(Amounts in thousands, except share amounts)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Loss	Total
Balance, January 1, 2008	29,440,587	$294	$278,175	$(117,452)	$(5,651)	$155,366

Effects of accounting change regarding postretirement plan measurement dates pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1, 2007 through Dececmber 31, 2007, net of ($88) of tax	—	—	—	(154)	—	(154)
Amortization of prior service cost and net loss for October 1, 2007 through December 31, 2007, net of ($9) of tax	—	—	—	(15)	15	—

	—	—	—	(169)	15	(154)

Balance, January 1, 2008 as adjusted	29,440,587	294	278,175	(117,621)	(5,636)	155,212

Net income	—	—	—	3,889	—	3,889
Dividends on common stock	—	—	—	(22,723)	—	(22,723)
Shares issued under employee plan, net of forfeitures	71,467	—	—	—	—	—
Non-cash stock compensation	—	1	859	—	—	860
Purchase and retirement of common stock	(535)	—	(8)	—	—	(8)
Prior service cost and net loss, net of ($104) of tax	—	—	—	—	(180)	(180)
Change in fair value of cash flow hedges, net of $72 of tax	—	—	—	—	122	122

Balance, June 30, 2008	29,511,519	$295	$279,026	$(136,455)	$(5,694)	$137,172

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2008 and 2007
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With approximately 276,793 local access lines, 73,713 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 86,575 digital subscriber lines (“DSL”) and 14,112 digital television subscribers, the Company offers a wide range of telecommunications services, including local and long distance service, Voice Over Internet Protocol (“VOIP”) calling, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services.
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
3. Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company currently provides information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosure requirements contained within SFAS No. 161. The Company is currently evaluating the impact, if any, of adopting SFAS No. 161 on the Company’s disclosures. SFAS No. 161 will have no impact on the Company’s future results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a consolidated subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. The Company is required to adopt SFAS No. 160 on January 1, 2009 and is currently evaluating the impact of adopting SFAS No. 160 on its future results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141 (R)”), “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company is required to adopt SFAS No. 141(R) effective January 1, 2009. SFAS No. 141(R) will generally impact acquisitions made after the date of adoption.
4. Marketable Securities
In the second quarter of 2007, the Company acquired $10,625 of investments in auction rate securities which were considered “available-for-sale” under SFAS No. 115. These securities were sold in the third quarter of 2007 with no gain or loss to the Company.
5. Acquisition
On December 31, 2007, the Company acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”). By acquiring all of the capital stock of North Pittsburgh, the Company acquired an RLEC that serves portions of Allegheny, Armstrong, Butler and Westmoreland Counties in western Pennsylvania; a CLEC company that serves small to mid-sized business customers in Pittsburgh and its surrounding suburbs as well as in Butler County; an Internet Service Provider that furnishes broadband services in western Pennsylvania; and minority interests in three cellular partnerships and one competitive access provider. The results of operations for North Pittsburgh are included in the Company’s telephone operations segment for December 31, 2007 and thereafter.
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

Current assets	$17,729
Property, plant and equipment	117,134
Customer list	49,000
Goodwill	214,580
Investments and other assets	53,360
Liabilities assumed	(105,034)

Net purchase price	$346,769

Because of the proximity of this transaction to year-end, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Adjustments of $191 were made to goodwill during the period ended June 30, 2008.
The aggregate purchase price was determined through a negotiated bid and was influenced by the Company’s assessment of the value of the overall North Pittsburgh business. The significant goodwill value reflects the Company’s view that the North Pittsburgh business can generate strong cash flow, sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition was allocated to the telephone operations segment. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the $214,580 in goodwill recorded as part of the North Pittsburgh acquisition is not being amortized, but will be tested for impairment at least annually. The customer list is being amortized over its estimated useful life of 5 years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.
Because the acquisition occurred on December 31, 2007, the Company’s results of operations for the three and six months ended June 30, 2007 do not include North Pittsburgh. Unaudited pro forma results of operations data for the three and six months ended June 30, 2007 as if the acquisition had occurred at the beginning of the period presented are as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007
Total revenues	$105,258	$212,661

Income from operations	$17,399	$31,209

Net income	$4,804	$5,143

Income per share — basic	$0.17	$0.18

Income per share — diluted	$0.16	$0.17

6. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	June 30,	December 31,
	2008	2007
Telephone Operations	$519,446	$519,255
Other Operations	7,184	7,184

	$526,630	$526,439

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	June 30,	December 31,
	2008	2007
Gross carrying amount	$205,648	$205,648
Less: accumulated amortization	(70,319)	(59,237)

Net carrying amount	$135,329	$146,411

The aggregate amortization expense associated with customer lists was $5,541 and $3,209 for the three months ended June 30, 2008 and 2007, respectively and was $11,082 and $6,443 for the six months ended June 30, 2008 and 2007, respectively. Customer lists are being amortized on a straight-line basis using a weighted average life of approximately 10 years.
7. Summarized Financial Information for Significant Investments
In connection with the North Pittsburgh Acquisition, the Company acquired a 23.67% ownership of Pennsylvania
RSA 6(II) wireless limited partnership (the “RSA 6(II)”). The principal activity of the RSA 6(II) is providing cellular service to territories that overlap the majority of the markets served by the Company’s North Pittsburgh wireline operations. The Company accounts for this investment on the equity basis. Unaudited summarized income statement information for the RSA 6(II) was as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008

Total revenues	$26,768	$51,930

Income from operations	$5,742	$11,213

Income before income taxes	$5,767	$11,339

Net income	$5,767	$11,339

8. Pension Costs and Other Postretirement Benefits
The Company has several defined benefit pension plans covering substantially all of its hourly employees and certain salaried employees. The plans provide retirement benefits based on years of service and earnings. The pension plans are generally noncontributory. The Company’s funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. The Company also has a qualified supplemental pension plan (“Restoration Plan”) covering certain former North Pittsburgh employees. The Restoration Plan restores benefits that are precluded under the pension plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus compensation from the pension plan’s definition of earnings.
The Company currently provides other postretirement benefits (“Other Benefits”) consisting of health care and life insurance benefits for certain groups of retired employees. Retirees share in the cost of health care benefits. Retiree contributions for health care benefits are adjusted periodically based upon either collective bargaining agreements for former hourly employees or as total costs of the program change for former salaried employees. The Company’s funding policy for retiree health benefits is generally to pay covered expenses as they are incurred. Postretirement life insurance benefits are fully insured.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Three months ended June 30,
Service cost	$546	$345	$252	$219
Interest cost	2,806	1,168	632	385
Expected return on plan assets	(3,255)	(1,231)	—	—
Other, net	4	40	(147)	(248)

Net periodic benefit cost	$101	$322	$737	$356

Six months ended June 30,
Service cost	$1,092	$690	$505	$439
Interest cost	5,611	2,340	1,263	770
Expected return on plan assets	(6,510)	(2,467)	—	—
Other, net	9	81	(293)	(495)

Net periodic benefit cost	$202	$644	$1,475	$714

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
9. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan	880,000	760,000
Obligations under capital lease	2,150	2,646
Senior notes	—	130,000

	882,150	892,646
Less: current portion	(1,048)	(1,010)

	$881,102	$891,636

In connection with the acquisition of North Pittsburgh on December 31, 2007, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with various financial institutions, which provides for borrowings of up to $950,000 consisting of a $760,000 term loan facility, a $50,000 revolving credit facility, which was fully available as of June 30, 2008, and a $140,000 delayed draw term loan facility (“DDTL”). The DDTL’s sole purpose was for the funding of the redemption of the Company’s outstanding senior notes plus any associated fees or redemption premium. As described below, the Company borrowed $120,000 under the DDTL on April 1, 2008, at which time the commitment for the remaining $20,000 that was originally available under the DDTL expired. Other borrowings under the credit facility were used to retire the Company’s previous $464,000 credit facility and to fund the acquisition of North Pittsburgh. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company and its subsidiaries with the exception of Illinois Consolidated Telephone Company. The term loan and DDTL have no interim principal maturities and thus mature in full on December 31, 2014. The revolving credit facility matures on December 31, 2013.
At the Company’s election, all borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. The applicable margin is based upon the Company’s total leverage ratio. As of June 30, 2008, the applicable margin for interest rates was 2.50% on LIBOR based term loan and revolving credit facility borrowings. The applicable margin for alternative base rate loans was 1.50% per year for the term loan facility and for the revolving credit facility. At June 30, 2008 and 2007, the weighted average rate of interest on the Company’s credit facilities, including the effect of interest rate swaps, was 6.86% and 6.33% per annum, respectively. Interest is payable at least quarterly.
The credit agreement contains various provisions and covenants, which include, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock, as well as limitations on future capital expenditures. The Company has also agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement. As of June 30, 2008, the Company was in compliance with the credit agreement covenants.
On April 1, 2008, the Company redeemed all of the outstanding senior notes. The total amount of the redemption was $136,337 including a call premium of $6,337. The senior note redemption and payment of accrued interest through the redemption date was funded using $120,000 of borrowings on the DDTL together with cash on hand. The Company recognized a loss on extinguishment of debt of $9,224 related to the redemption premium and the write-off of unamortized deferred financing costs. This loss has been included as a component of “Other income (expense)” in the accompanying statements of income.
10. Derivative Instruments
The Company maintains interest rate swap agreements that are accounted for as cash flow hedges and effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2008, the Company had interest rate swap agreements covering $790,000 in aggregate principal amount of its variable rate debt at fixed LIBOR rates ranging from 3.8% to 5.5%. The swap agreements expire in various amounts and on various dates from December 31, 2008 to March 31, 2013.
The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps, amounted to liabilities of $12,575 and $12,769 at June 30, 2008 and December 31, 2007, respectively. The fair value is included in Other Assets and Other Liabilities in the accompanying Balance Sheets. The change in the fair value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Income. The Company recognized comprehensive income of $13,342 and $3,335 during the three months ended June 30, 2008 and 2007, respectively and $122 and $1,853 for the six months ended June 30, 2008 and 2007, respectively.

11. Fair Value Measurements
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
As of June 30, 2008, the Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non performance risk as the most significant inputs. Certain material inputs to the valuations are not directly observable and cannot be corroborated by observable market data. The Company has categorized these interest rate derivatives as Level 3.
The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements of SFAS No. 157 at June 30, 2008 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Derivatives	$12,575	$—	$—	$12,575

The following table presents the Company’s net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2008:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Interest Rate
Derivatives
Balance at December 31, 2007	$12,769
Total unrealized gains included in other comprehensive income	(194)

Balance at June 30, 2008	$12,575

The amount of total gains or (losses) for the period included in earnings for the period	$—

12. Restricted Share Plan
The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2007	129,302
Shares granted	71,467
Shares vested	(4,500)
Shares forfeited or retired	—

Restricted shares outstanding, June 30, 2008	196,269

The Company recognized non-cash compensation expense associated with the restricted shares totaling $476 and $972 for the three months ended June 30, 2008 and 2007, respectively and $860 and $1,706 for the six months ended June 30, 2008 and 2007, respectively. The shares granted in the six months ended June 30, 2008 includes 14,750 restricted shares granted to certain key employees and directors as well as 56,717 performance based restricted shares. The performance based restricted shares were granted to key employees based upon the Company achieving certain financial and operating targets for 2007 based on a sliding scale. In March 2008, a target of 64,447 performance based restricted shares was approved for issuance in the first quarter of 2009 based upon meeting operational and financial goals in 2008. The non-cash compensation expense is included in “Selling, general and administrative expenses” in the accompanying statements of income.
13. Income Taxes
The Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of Financial Accounting Standards Board Statement No. 109” (“FIN 48”), effective January 1, 2007, with no impact on its results of operations or financial condition. During the six months ended June 30, 2008, there was a decrease of $42 to the balance of unrecognized tax benefits reported at December 31, 2007 due to the expiration of state statute of limitations. As of June 30, 2008 and December 31, 2007, the amount of unrecognized tax benefits was $5,988 and $6,030, respectively. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $236. An additional decrease in unrecognized tax benefits of $520 and $238 of related accrued interest and penalties is expected in the remainder of 2008 due to the expiration of federal and state statutes of limitations. The tax benefit attributable to $236 of the decrease in unrecognizable tax benefits will result in a reduction to the Company’s effective tax rate and $284 will have no effect on the effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon adoption of FIN 48 the Company had no accrual balance for interest and penalties. For the quarter ended June 30, 2008, the Company had accrued $658 of interest and penalties of which $272 was recorded during the six months ended June 30, 2008 and $65 was recorded during the six months ended June 30, 2007. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns are years 2003 through 2006. The Company is currently under examination by both federal and state tax authorities. The Company does not expect that any settlement or payment that may result from the audits will have a material effect on the Company’s results of operations or cash flows. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next twelve months. There were no material changes to any of these amounts during the second quarter of 2008.
The Company’s effective tax rate was 44.7% and 31.9%, for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
The Company’s effective tax rate was 60.0% and 16.1%, for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses. The higher rate for the three months ended June 30, 2008 was due to the impact of applying a higher effective rate to the six months ended June 30, 2008. The adjustment for the increased annual effective rate was recorded in the three months ended June 30, 2008, resulting in a higher effective tax rate for the quarter.
During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. Exclusive of this adjustment, the effective tax rate would have been approximately 42.5% and 43.6% for the three and six months ended June 30, 2007, respectively.

14. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic:
Net income	$180	$5,493	$3,889	$10,112
Weighted average number of common shares outstanding	29,315,250	25,758,289	29,314,881	25,757,471

Net income per common share	$0.01	$0.21	$0.13	$0.39

Diluted:
Net income	$180	$5,493	$3,889	$10,112
Weighted average number of common shares outstanding	29,529,290	26,130,618	29,514,570	26,080,203

Net income per common share	$0.01	$0.21	$0.13	$0.39

Non-vested shares issued pursuant to the Restricted Share Plan (see Note 12) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights.
In accordance with SFAS No. 128, “Earnings per Share,” 17,968 contingent performance based shares were included in the weighted average diluted shares based on the Company’s results through the six months ended June 30, 2008.
15. Comprehensive Income
The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$180	$5,493	$3,889	$10,112
Other comprehensive income (loss):
Prior service cost and net loss, net of tax	(90)	—	(180)	—
Change in fair value of cash flow hedges, net of tax	13,342	3,335	122	1,853

Total comprehensive income	$13,432	$8,828	$3,831	$11,965

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

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2008	2007	2008	2007
Operating revenues
Telephone Operations	$95,637	$71,006	$190,611	$143,518
Other Operations	10,807	9,938	21,247	20,406

Total	$106,444	$80,944	$211,858	$163,924

Operating income (loss)
Telephone Operations	$20,746	$17,020	$41,600	$36,238
Other Operations	329	(766)	11	(1,561)

Total	21,075	16,254	41,611	34,677

Interest income	64	227	288	441
Interest expense	(16,048)	(11,688)	(34,326)	(23,302)
Investment income	4,845	1,611	9,207	3,054
Minority interest	(133)	(118)	(405)	(290)
Loss on extinguishment of debt	(9,224)	—	(9,224)	—
Other, net	(129)	264	(114)	276

Income before income taxes	$450	$6,550	$7,037	$14,856

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
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;
•	various risks to the price and volatility of our common stock;
•	our substantial amount of debt and our ability to incur additional debt in the future;
•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;
•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;
•	the ability to refinance our existing debt as necessary;
•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;
•	risks associated with our possible pursuit of future acquisitions;
•	the integration of the Company and North Pittsburgh;
•	economic conditions in our service areas in Illinois, Texas and Pennsylvania;
•	system failures;
•	loss of large customers or government contracts;
•	risks associated with the rights-of-way for our network;
•	disruptions in our relationship with third party vendors;
•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers and the provision of telecommunications services and subsidies;
•	telecommunications carriers disputing and/or avoiding their obligations to pay network access charges for use of our network;
•	high costs of regulatory compliance;
•	the competitive impact of legislation and regulatory changes in the telecommunications industry;
•	liability and compliance costs regarding environmental regulations; and
•	the additional risk factors outlined in Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Acquisition of North Pittsburgh and New Credit Facility
On December 31, 2007, we completed our acquisition of North Pittsburgh Systems, Inc., pursuant to an Agreement and Plan of Merger, dated as of July 1, 2007. At the effective time of the Merger, 80% of the shares of North Pittsburgh common stock converted into the right to receive $25.00 in cash, without interest, per share, for an approximate total of $300.1 million in cash, and each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of our common stock or an approximate total of 3.32 million shares of our common stock. The total purchase price, including fees, was $346.8 million, net of cash acquired.
In connection with the acquisition, we entered into a new credit facility that provides for:
•	a $50.0 million revolving credit facility that is currently undrawn;
•	a $760.0 million term loan, the proceeds of which were drawn at closing of the acquisition; and
•	a delayed draw term loan (“DDTL”) in the amount of up to $140.0 million which was available to us until May 1, 2008, a portion of the proceeds of which were used for the purpose of redeeming our $130.0 million of outstanding senior notes along with the payment of any accrued interest and fees, as described below under “Redemption of Senior Notes.”

Proceeds from the term loan along with cash on hand were used to:
•	pay off our previous credit facility of $464.0 million plus accrued interest;
•	fund the cash portion of the acquisition; and
•	pay fees and expenses related to the acquisition and new financing.
Redemption of Senior Notes
On April 1, 2008, we redeemed all of our outstanding senior notes. The total amount of the redemption was $136.3 million including a call premium of $6.3 million. The senior note redemption and the payment of accrued interest through the redemption date was funded using $120.0 million of borrowings on the DDTL together with cash on hand. In the second quarter of 2008, we recognized a charge of $9.2 million related to the redemption premium and the write-off of unamortized deferred financing costs in connection with the redemption.
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
Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 276,793 and 286,186 local access lines in service as of June 30, 2008 and December 31, 2007, and 229,007 at June 30, 2007, prior to our acquisition of North Pittsburgh.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. Both Suddenlink and Comcast, cable competitors in Texas, have launched a competing voice product in the second quarter, which caused a spike in our line loss for the quarter. In our estimation, cable companies are now virtually 100% launched covering 85% of our territory.
We also lost local access lines due both to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and to substituting wireless service for wireline service. As of June 30, 2008 and December 31, 2007 we had 9,847 and 10,685 second lines, respectively, and we had 7,357 second lines prior to our acquisition of North Pittsburgh. The disconnection of second lines represented 9.9% and 10.8% of our residential line loss in the periods ending June 30, 2008 and June 30, 2007, respectively. We expect to continue to experience modest erosion in access lines.

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
We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. With the launch of IPTV, we are marketing our “triple play” bundle, which includes local telephone service, DSL and IPTV. As of June 30, 2008, IPTV was available to approximately 130,000 homes in our markets. Our IPTV subscriber base has grown from 9,577 as of June 30, 2007 to 14,112 as of June 30, 2008. We launched IPTV in our Pennsylvania markets in April 2008. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois, Texas and Pennsylvania regions.
Additionally, we continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives include offering:
•	hosted VOIP, which was launched in certain Texas markets in 2005 to meet the needs of small to medium sized business customers who want robust function without having to purchase a traditional key or PBX phone system;
•	VOIP service for residential customers, which is being offered both as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor;
•	DSL service which has been made available to users who do not have our access line. This expands our customer base and creates additional revenue generating opportunities;
•	a DSL tier with speeds up to 10 Mbps is now being offered for those customers desiring greater Internet speed; and
•	High definition video service and digital video recorders in all of our IPTV markets.
These efforts may act to mitigate the financial impact of any access line loss we may experience.
Because of our promotional efforts and through the acquisition of North Pittsburgh, the number of DSL subscribers we serve grew substantially. We had 86,575, 81,337 and 58,225 DSL lines in service as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL capable.
We have also utilized service bundles, which included combinations of local service, custom calling features, voicemail and Internet access as a revenue generation tool and a customer retention tool in our Illinois and Texas markets. Our service bundles totaled 45,272, 45,971 and 45,209 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. We intend to implement a similar bundling strategy in the North Pittsburgh market as well.

Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
The following sets forth several key metrics as of the end of the periods presented:

	June 30,	December 31,	June 30,
	2008	2007 (1)	2007
Local access lines in service:
Residential	174,641	183,070	151,645
Business	102,152	103,116	77,362

Total local access lines	276,793	286,186	229,007

IPTV subscribers	14,112	12,241	9,577
ILEC DSL subscribers	86,575	81,337	58,225

	100,687	93,578	67,802
VOIP subscribers	4,088	2,465	1,822
CLEC Access Line Equivalents (2)	73,713	70,063	—

Total connections	455,281	452,292	298,631

Long distance lines (3)	167,767	166,599	150,863
Dial-up subscribers	5,687	6,783	10,223

(1)	In connection with the acquisition of North Pittsburgh, we acquired 36,411 residential access lines, 25,988 business access lines, 14,713 DSL subscribers, 87 VOIP subscribers, 70,063 CLEC access line equivalents and 18,223 long distance lines.

(2)	CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(3)	Reflects the inclusion of long distance service provided as part of our VOIP offering while excluding CLEC long distance subscribers.
As of December 31, 2007 and for the period ended June 30, 2008, our operating statistics include metrics and results associated with our acquisition of North Pittsburgh. In addition, we are now including VOIP lines and CLEC access line equivalents in its total connection count and reflecting T-1 voice grade equivalents in its access line count for the Pennsylvania RLEC, which is consistent with our methodology in Illinois and Texas and with industry norms.
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
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. We successfully completed the integration of our Illinois and Texas billing systems in the third quarter of 2007. Upon closing of the acquisition we were able to immediately convert the North Pittsburgh accounting and payroll functions to our existing systems and began integrating many other functions to our systems. For the six months ended June 30, 2008 and June 30, 2007 we spent $2.1 million and $0.5 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems).
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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis based on the pattern over which we believe we will derive value from our customer lists. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life, at a weighted average life of approximately 10 years.
The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,
	2008		2007
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$26.5	24.9%	$21.0	26.0%
Network access services	24.6	23.1	17.5	21.6
Subsidies	13.4	12.6	11.1	13.8
Long distance services	6.3	5.9	3.6	4.4
Data and internet services	15.2	14.3	9.1	11.2
Other services	9.6	9.0	8.7	10.8

Total Telephone Operations	95.6	89.8	71.0	87.8
Other Operations	10.9	10.2	9.9	12.2

Total operating revenues	106.5	100.0	80.9	100.0

Expenses
Operating expenses
Telephone Operations	52.9	49.7	37.9	46.9
Other Operations	10.2	9.6	10.1	12.5
Depreciation and amortization	22.3	20.9	16.6	20.5

Total operating expenses	85.4	80.2	64.6	79.9

Income from operations	21.1	19.8	16.3	20.1

Interest expense, net	(16.0)	(15.0)	(11.5)	(14.2)
Other income (expense), net	(4.7)	(4.4)	1.7	2.1
Income tax expense	(0.2)	(0.2)	(1.0)	(1.2)

Net income	$0.2	0.2%	$5.5	6.8%

Segments
In accordance with the reporting requirement of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have two reportable business segments, Telephone Operations and Other Operations. The results of operations for North Pittsburgh are included in the Telephone Operations segment for the periods following its acquisition on December 31, 2007. The results of operations discussed below reflect our consolidated results.

Results of Operations
For the Three Months Ended June 30, 2008 Compared to June 30, 2007
Revenues
Our revenues increased by 31.6% or $25.6 million, to $106.5 million for the three months ended June 30, 2008, from $80.9 million for the three months ended June 30, 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues increased by 26.2% or $5.5 million, to $26.5 million for the three months ended June 30, 2008 compared to $21.0 million for the same period in 2007. The increase is primarily due to $6.8 million of incremental local calling revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, local calling revenue decreased by $1.3 million primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues increased by 40.6%, or $7.1 million, to $24.6 million for the three months ended June 30, 2008 compared to $17.5 million for the same period in 2007. The increase is primarily due to $7.6 million of incremental network access revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, network access revenue decreased by $0.5 million. The decrease in revenue is primarily the result of decreasing minutes of use.
Subsidies revenues increased by 20.7%, or $2.3 million, to $13.4 million for the three months ended June 30, 2008 compared to $11.1 million for the same period in 2007. The increase is primarily due to $1.9 million of incremental subsidy revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, subsidy revenue increased by $0.4 million. The increase is primarily due to the impact of out of period settlements in our interstate common line support fund.
Long distance services revenues increased by 75.0% or $2.7 million, to $6.3 million for the three months ended June 30, 2008 compared to $3.6 million for the same period in 2007. The increase is primarily due to $3.0 million of incremental long distance revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, long distance revenue decreased by $0.3 million as a result of a decline in billable minutes.
Data and Internet revenues increased by 67.0%, or $6.1 million, to $15.2 million for the three months ended June 30, 2008 compared to $9.1 million for the same period in 2007. The increase is primarily due to $4.0 million of incremental Data and Internet revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, Data and Internet revenues increased by $2.1 million due to an increase in DSL and IPTV subscribers.
Other Services revenues increased by 10.3%, or $0.9 million to $9.6 million for the three months ended June 30, 2008 compared to $8.7 million during the same period in 2007. The acquisition of North Pittsburgh resulted in $0.7 million of incremental other services revenue. Without the effect of North Pittsburgh, other service revenues increased by $0.2 million due to increased revenue from our directory publishing and transport operations.
Other Operations Revenue
Other Operations revenues increased by 10.1%, or $1.0 million, to $10.9 million for the three months ended June 30, 2008 compared to $9.9 million for the same period in 2007. In 2007 our telemarketing business expanded its call volume capacity. As a result of the expansion, revenue for the three months ended June 30, 2008 increased by $0.8 million compared to the same period in 2007. In addition, revenues from equipment sales and installations increased by $0.4 million. Offsetting this increase was a decline of $0.2 million in our operator services business as a result of decreased call attempts.

Operating Expenses
Our operating expenses increased by 32.2% or $20.8 million, to $85.4 million for the three months ended June 30, 2008 compared to $64.6 million for the same period 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 39.6%, or $15.0 million, to $52.9 million for the three months ended June 30, 2008 compared to $37.9 million for the same period in 2007. The increase is primarily due to an additional $14.6 million of incremental telephone operations operating expenses as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, telephone operations operating expenses increased by $0.4 million primarily due to increased salary and benefit costs.
Other Operations Operating Expenses
Operating expenses for Other Operations increased by 1.0% or $0.1 million, to $10.2 million for the three months ended June 30, 2008 compared to $10.1 million for the same period in 2007. As a result of the added call volume for our telemarketing business, operating expense increased by $0.4 million. This was offset by a decline of $0.3 million primarily related to reductions in salaries and benefits in our operator services business.
Depreciation and Amortization
Depreciation and amortization expenses increased by 34.3% or $5.7 million, to $22.3 million for the three months ended June 30, 2008 compared to $16.6 million for the same period in 2007. The increase is primarily the result of the acquisition of North Pittsburgh. In connection with the acquisition, we acquired property, plant and equipment valued at $117.1 million which caused an increase in depreciation expense. In addition, we allocated $49.0 million of the purchase price to customer lists which are being amortized over five years.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 39.1% or $4.5 million, to $16.0 million for the three months ended June 30, 2008 compared to $11.5 million for the same period in 2007. The increase is primarily due to an increase of $296.0 million in our long-term debt as a result of the acquisition of North Pittsburgh.
Other Income (Expense)
Other income (expense), net decreased by 376.5% or $6.4 million, to a net expense of $4.7 million for the three months ended June 30, 2008 compared to income of $1.7 million for the same period in 2007. In connection with the redemption of our senior notes, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write off of unamortized deferred financing costs of $2.9 million. As part of the acquisition of North Pittsburgh, we acquired interests in three additional cellular partnerships, which contributed $2.9 million of income during the period, partially offsetting the loss.

Income Taxes
Our provision for income taxes was $0.2 million in 2008 compared to $1.0 million in 2007. Our effective tax rate was 60.0% for the three months ended June 30, 2008 compared to 16.1% for the three months ended June 30, 2007. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. Exclusive of these adjustments, our effective tax rate would have been approximately 42.5% for the three months ended June 30, 2007. The higher rate for the three months ended June 30, 2008 was due to the impact of applying a higher effective rate to the six months ended June 30, 2008. The adjustment for the increased annual effective rate was recorded in the three months ended June 30, 2008, resulting in a higher effective tax rate for the quarter. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
For the Six Months Ended June 30, 2008 Compared to June 30, 2007
The following summarizes our revenues and operating expenses on a consolidated basis for the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended June 30,
	2008		2007
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$53.5	25.2%	$42.3	25.8%
Network access services	49.1	23.2	35.8	21.9
Subsidies	27.2	12.8	22.7	13.8
Long distance services	12.5	5.9	7.2	4.4
Data and internet services	29.6	14.0	17.7	10.8
Other services	18.7	8.8	17.8	10.9

Total Telephone Operations	190.6	89.9	143.5	87.6
Other Operations	21.3	10.1	20.4	12.4

Total operating revenues	211.9	100.0	163.9	100.0

Expenses
Operating expenses
Telephone Operations	104.5	49.3	75.3	45.9
Other Operations	20.6	9.7	20.7	12.6
Depreciation and amortization	45.2	21.4	33.2	20.3

Total operating expenses	170.3	80.4	129.2	78.8

Income from operations	41.6	19.6	34.7	21.2

Interest expense, net	(34.0)	(16.0)	(22.9)	(14.0)
Other income (expense), net	(0.6)	(0.3)	3.0	1.8
Income tax expense	(3.1)	(1.5)	(4.7)	(2.8)

Net income	$3.9	1.8%	$10.1	6.2%

Revenues
Our revenues increased by 29.3% or $48.0 million, to $211.9 million for the six months ended June 30, 2008, from $163.9 million for the six months ended June 30, 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues increased by 26.5% or $11.2 million, to $53.5 million for the six months ended June 30, 2008 compared to $42.3 million for the same period in 2007. The increase is primarily due to $13.9 million of incremental local calling revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, local calling revenue decreased by $2.7 million primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues increased by 37.2%, or $13.3 million, to $49.1 million for the six months ended June 30, 2008 compared to $35.8 million for the same period in 2007. The increase is primarily due to $15.2 million of incremental network access revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, network access revenue decreased by $1.9 million. In 2007 we recognized $0.7 million of non-recurring revenue as a result of the favorable settlement of an outstanding billing claim. The remainder of the decrease in revenue is a result of decreasing minutes of use.
Subsidies revenues increased by 19.8% or $4.5 million, to $27.2 million for the six months ended June 30, 2008 compared to $22.7 million for the same period in 2007. The increase is primarily due to $3.8 million of incremental subsidy revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, subsidy revenue increased by $0.7 million due to an increase in the interstate common line revenue requirement as well as the impact of out of period settlements in our interstate common line support fund in the second quarter of 2008 as described above.
Long distance services revenues increased by 73.6% or $5.3 million, to $12.5 million for the six months ended June 30, 2008 compared to $7.2 million for the same period in 2007. The increase is primarily due to $5.9 million of incremental long distance revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, long distance revenue decreased by $0.6 million as a result of a decline in billable minutes.
Data and Internet revenues increased by 67.2%, or $11.9 million, to $29.6 million for the six months ended June 30, 2008 compared to $17.7 million for the same period in 2007. The increase is primarily due to $8.0 million of incremental Data and Internet revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, Data and Internet revenues increased by $3.9 million due to an increase in DSL and IPTV subscribers.
Other Services revenues increased by 5.1%, or $0.9 million, to $18.7 million for the six months ended June 30, 2008 compared to $17.8 million for the same period in 2007. The acquisition of North Pittsburgh resulted in $1.1 million of incremental other services revenue. Without the effect of North Pittsburgh, other service revenues decreased by $0.2 million due in part to the recognition of $0.1 million of revenue from the settlement of a billing dispute in 2007 and a decrease of $0.4 million in inside wiring revenue in 2008. These decreases were partially offset by increased revenue from our directory publishing and transport businesses.
Other Operations Revenue
Other Operations revenues increased by 4.4%, or $0.9 million, to $21.3 million for the six months ended June 30, 2008 compared to $20.4 million for the same period in 2007. In 2007 our telemarketing business expanded its call volume capacity. As a result of the expansion, revenue for the six months ended June 30, 2008 increased by $1.3 million compared to the same period in 2007. In addition, revenue from equipment sales and installation has increased by $0.4 million for the period. Offsetting the increases was a decline of $0.5 million in our operator services business as a result of decreased call attempts and lower revenues from mobile and paging services.

Operating Expenses
Our operating expenses increased by 31.8%, or $41.1 million, to $170.3 million for the six months ended June 30, 2008 compared to $129.2 million for the same period in 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 38.8% or $29.2 million, to $104.5 million for the six months ended June 30, 2008 compared to $75.3 million for the same period in 2007. The increase is primarily due to an additional $28.9 million of incremental telephone operations operating expenses as a result of the acquisition of North Pittsburgh.
Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 0.5% or $0.1 million, to $20.6 million for the six months ended June 30, 2008 compared to $20.7 million for the same period in 2007. As a result of the added call volume for our telemarketing business, operating expense increased by $0.9 million. In addition, higher cost of sales and increased general and administrative expenses caused an increase of $0.3 million in expenses for our prison system business. A decrease of $1.1 million primarily related to salaries and benefits reductions in our operator services business offset these expenses.
Depreciation and Amortization
Depreciation and amortization expenses increased by 36.1%, or $12.0 million, to $45.2 million for the six months ended June 30, 2008 compared to $33.2 million for the same period in 2007. The increase is primarily the result of the acquisition of North Pittsburgh. In connection with the acquisition, we acquired property, plant and equipment valued at $117.1 million which caused an increase in depreciation expense. In addition, we allocated $49.0 million of the purchase price to customer lists which are being amortized over five years.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 48.5%, or $11.1 million, to $34.0 million for the six months ended June 30, 2008 compared to $22.9 million for the same period in 2007. The increase is primarily due to an increase of $296.0 million in our long-term debt as a result of the acquisition of North Pittsburgh.
Other Income (Expense)
Other income (expense), net decreased by 120.0%, or $3.6 million, to an expense of $0.6 million for the six months ended June 30, 2008 compared to income of $3.0 million for the same period in 2007. In connection with the redemption of our senior notes, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write off of unamortized deferred financing costs of $2.9 million. Partially offsetting this loss was $5.8 million of income recognized from three additional cellular partnerships acquired as part of the acquisition of North Pittsburgh.
Income Taxes
Our provision for income taxes was $3.1 million in 2008 compared to $4.7 million in 2007. Our effective tax rate was 44.7% for the six months ended June 30, 2008 compared to 31.9% for the six months ended June 30, 2007. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment on the Company was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. Exclusive of these adjustments, our effective tax rate would have been approximately 43.6% for the six months ended June 30, 2007 compared to 44.7% for the six months ended June 30, 2008. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.

Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of June 30, 2008, we had $882.2 million of debt, including capital leases. Our $50.0 million revolving line of credit, however, remains unused. On April 1, 2008 we redeemed our $130.0 million of outstanding senior notes. The redemption, including the payment of the redemption premium of $6.3 million, accrued interest through the redemption date and the associated fees, was funded using $120.0 million of proceeds from our DDTL facility and cash on hand. In the second quarter of 2008, we recognized a loss on redemption of the senior notes of $9.2 million, which included the redemption premium and the write off of unamortized deferred financing costs associated with the senior notes.
We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2008 will arise primarily from: (i) expected dividend payments of $45.6 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $64.0 million to $67.0 million; (iii) capital expenditures of approximately $46.5 million to $48.0 million; (iv) cash income tax payments of $12.0 million to $15.0 million; and (v) certain other costs. These expected liquidity needs are presented in a format which is consistent with our prior disclosures and are a component of our total expenses as summarized above under “Factors Affecting Results of Operations—Expenses.” In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
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
To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities. We cannot assure you that we will be able to generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized, or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition and the results of operations.

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended
	June 30,
	2008	2007
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$42.2	$37.1
Investing activities	(26.3)	(27.3)
Financing activities	(39.8)	(20.4)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the six months ended June 30, 2008, net income adjusted for non-cash charges generated $54.9 million of operating cash. Many of our annual cash expenditures for accruals and prepayments were paid in the first six months, including incentive bonus payments of $3.5 million, insurance payments of $2.4 million and property tax payments of $4.8 million. In addition, we paid $5.6 million for federal and state income taxes. Changes in components of working capital, primarily accrued expenses, accounts receivable and accounts payable, in the ordinary course of business accounted for the remainder of the cash flow from operations.
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
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the six months ending June 30, 2008, we used $26.3 million for capital expenditures, which is an increase of $9.6 million for the same period in 2007. The increase is due to the acquisition of North Pittsburgh. Because our networks, including the North Pittsburgh network, are modern and have been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion, if at all. We expect our capital expenditures for 2008 will be approximately $46.5 million to $48.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems. In addition to our capital investments made in the first six months of 2007, we also invested $10.6 million in marketable securities in order to maximize the returns on our excess cash. These securities were subsequently sold in the third quarter of 2007.
Financing Activities
During the six months ended June 30, 2008, we borrowed $120.0 million under our Delayed Draw Term Loan and used the proceeds along with cash on hand to retire $130.0 million of our outstanding senior notes and to pay a redemption premium of $6.3 million. In addition we paid $22.7 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. For the same period in 2007 we paid $20.1 million in dividends. The increase is due to the issuance of approximately 3.32 million shares of stock in connection with the North Pittsburgh acquisition. For the year we expect to pay approximately $45.6 million of dividends. We also paid $0.2 million of deferred financing fees in connection with finalizing our new credit facility, while $0.5 million was used to pay obligations under capital leases for the six months ended June 30, 2008. In the same period during 2007 we paid $0.3 million in deferred financing costs to amend our previous credit facility.

Debt
The following table summarizes our indebtedness as of June 30, 2008:
Debt and Capital Leases as of June 30, 2008
(In Millions)

	Balance	Maturity Date	Rate (1)
Capital lease	$2.2	July 1, 2011	7.40%
Revolving credit facility	—	December 31, 2013	LIBOR + 2.50%
Term loan	880.0	December 31, 2014	LIBOR + 2.50%

(1)	As of June 30, 2008, the 90-day LIBOR rate in effect on our borrowings was 2.80%.
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
As of June 30, 2008, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of June 30, 2008, the applicable margin for interest rates was 2.50% per year for the LIBOR based term loan and the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and the revolving credit facility. At June 30, 2008, the weighted average interest rate, including swaps, on our credit facilities was 6.86% per annum.
On April 1, 2008 we redeemed all of our outstanding senior notes in part utilizing $120.0 million of borrowings under the DDTL. The ability to utilize the delayed draw term loan for additional borrowings expired on May 1, 2008. The relevant terms of the DDTL are the same as our term loan.
Derivative Instruments
As of June 30, 2008 we had $790.0 million of notional amount floating to fixed interest rate swap agreements, including $130.0 million of notional amount floating to fixed rate swap agreements that were effective on April 1, 2008, commensurate with the advance of our delayed draw term loan. Approximately 89.8% of our floating rate term loans were fixed as of June 30, 2008. The swaps expire at various times from December 31, 2008 through March 31, 2013 and have a weighted average fixed rate of approximately 4.56%. The swaps are designated as cash flow hedges of our expected future interest payments.

Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through June 30, 2008, we would have been able to pay a dividend of $70.2 million under the credit facility covenant. After giving effect to the dividend of $11.4 million which was declared in May 2008 but paid on August 1, 2008, we could pay a dividend of $58.8 million under the credit facility covenant.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.25:1.00, until December 31, 2008 and 5.10:1.00 thereafter, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of June 30, 2008, we were in compliance with our debt covenants.
The description of the covenants above and of our credit agreement generally in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of June 30, 2008, we had approximately $2.0 million of these bonds outstanding.

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We currently provide information about our hedging activities and use of derivatives in our quarterly and annual filings with the SEC, including many of the disclosure requirements contained within SFAS No. 161. We are currently evaluating the impact, if any, of adopting SFAS No. 161 on our disclosures. SFAS No. 161 will have no impact on our future results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt SFAS No. 160 on January 1, 2009 and are currently evaluating the impact of adopting SFAS No. 160 on our future results of operations and financial condition.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest rate swap agreements described below and assumes no changes in our capital structure. As of June 30, 2008, approximately 89.8% of our long-term debt obligations were variable rate obligations subject to interest rate swap agreements and approximately 10.2% were variable rate obligations not subject to interest rate swap agreements.
As of June 30, 2008, we had $880.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On June 30, 2008, we had interest rate swap agreements covering $790.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.87% to 5.51% and expiring on various dates from December 31, 2008 through March 31, 2013. As of June 30, 2008, we had $90.0 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2008 through June 30, 2008, interest expense would have increased by approximately $0.5 million for the period. As of June 30, 2008, the fair value of interest rate swap agreements amounted to a liability of $8.0 million, net of taxes.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 6, 2008, for the purpose of electing two directors to hold office until our 2011 Annual Meeting of Stockholders and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to our submissions as listed in the Proxy Statement. Robert J. Currey, nominee, was elected Class III director with 27,135,561 votes for and 327,631 votes withheld. Maribeth S. Rahe, nominee, was elected Class III director with 26,893,190 votes for and 570,002 votes withheld. The other directors whose terms of office continued after the meeting are Roger H. Moore, Jack W. Blumenstein, and Richard A. Lumpkin. Our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008 with 27,359,503 votes for, 59,345 votes against, and 44,343 votes abstaining.
Item 5. Other Information
On April 1, 2008, the Company completed a redemption of all of its 9-3/4% Senior Notes due 2012, of which $130,000,000 in aggregate principal amount were outstanding. The redemption price included the principal amount plus accrued and unpaid interest to the date of redemption and a redemption premium equal to $6,337,500 (the “Redemption Premium”).
On August 6, 2008, the Company, Consolidated Communications, Inc. (“CCI”), Consolidated Communications Acquisition Texas, Inc. (“CCI Texas”) and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (together with CCI and CCI Texas, the “Borrowers”) and Wachovia Bank, National Association (“Wachovia”), as administrative agent, issuing bank and swingline lender under the Credit Agreement dated as of December 31, 2007 (the “Credit Agreement”) by and among the Company, the Borrowers, Wachovia, and the other parties thereto, entered into a letter agreement (the “Letter Agreement”) whereby Wachovia, at the request of the other lenders under the Credit Agreement, agreed that, to the extent deducted from “Consolidated Net Income” (as such term is defined in the Credit Agreement), the Company and the Borrowers shall be permitted to add back the actual amount of the Redemption Premium (not to exceed $6.4 million) to “Consolidated EBITDA” (as such term is defined in the Credit Agreement) for the applicable fiscal period.
This description of the Letter Agreement is qualified in its entirety by the terms of the Letter Agreement, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.
Item 6. Exhibits
See the Exhibit Index following the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)
Date: August 7, 2008	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Letter Agreement, dated August 6, 2008, by Wachovia Bank, National Association, and agreed to and acknowledged by Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.