Form 10-Q
period 2008-09-30
Consolidated Communications Holdings, Inc.
filed 2008-11-07
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 3, 2008 was 29,508,873.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$103,824	$80,320	$315,682	$244,244
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	37,778	27,698	107,749	79,115
Selling, general and administrative expenses	26,162	21,800	81,217	66,395
Depreciation and amortization	22,841	16,350	68,062	49,585

Income from operations	17,043	14,472	58,654	49,149
Other income (expense):
Interest income	41	253	329	694
Interest expense	(13,637)	(12,118)	(47,963)	(35,420)
Investment income	5,918	1,987	15,125	5,041
Minority interest	(145)	(251)	(550)	(541)
Loss on extinguishment of debt	—	—	(9,224)	—
Other, net	13	10	(101)	286

Income before income taxes	9,233	4,353	16,270	19,209
Income tax expense	4,262	2,012	7,410	6,756

Net income	$4,971	$2,341	$8,860	$12,453

Net income per common share —
Basic and Diluted	$0.17	$0.09	$0.30	$0.48

Cash dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,435	$34,341
Accounts receivable, net of allowance of $1,895 and $2,440, respectively	46,325	44,001
Inventories	7,094	6,364
Deferred income taxes	4,632	4,551
Prepaid expenses and other current assets	11,797	10,358

Total current assets	82,283	99,615

Property, plant and equipment, net	396,438	411,647
Intangibles and other assets:
Investments	94,935	94,142
Goodwill	527,913	526,439
Customer lists, net	129,788	146,411
Tradenames	14,291	14,291
Deferred financing costs and other assets	8,432	12,046

Total assets	$1,254,080	$1,304,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$906	$1,010
Current portion of pension and postretirement benefit obligations	2,895	8,765
Accounts payable	10,721	17,386
Advance billings and customer deposits	19,728	18,167
Dividends payable	11,366	11,361
Accrued expenses	23,595	28,254

Total current liabilities	69,211	84,943

Capital lease obligations less current portion	581	1,636
Long-term debt	880,000	890,000
Deferred income taxes	98,488	97,289
Pension and postretirement benefit obligations	57,397	56,729
Other liabilities	14,479	14,306

Total liabilities	1,120,156	1,144,903

Minority interest	4,872	4,322

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,511,519 and 29,440,587 issued and outstanding, respectively	295	294
Additional paid in capital	279,568	278,175
Accumulated deficit	(142,852)	(117,452)
Accumulated other comprehensive loss	(7,959)	(5,651)

Total stockholders’ equity	129,052	155,366

Total liabilities and stockholders’ equity	$1,254,080	$1,304,591

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$8,860	$12,453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68,062	49,585
Provision for bad debt losses	3,350	3,194
Loss on extinguishment of debt	9,224	—
Deferred income tax	(2,961)	(4,114)
Partnership income	(7,650)	(1,667)
Non-cash stock compensation	1,402	2,942
Minority interest in net income of subsidiary	550	541
Amortization of deferred financing costs	1,119	2,507
Changes in operating assets and liabilities:
Accounts receivable	(5,674)	(5,865)
Inventories	(730)	(359)
Other assets	4,612	(400)
Accounts payable	(6,665)	(3,874)
Accrued expenses and other liabilities	(6,853)	(2,164)

Net cash provided by operating activities	66,646	52,779

INVESTING ACTIVITIES
Proceeds from sale of investments	—	10,625
Securities purchased	—	(10,625)
Capital expenditures	(37,131)	(24,648)

Net cash used in investing activities	(37,131)	(24,648)

FINANCING ACTIVITIES
Proceeds from issuance of stock	—	12
Proceeds from long-term obligations	120,000	—
Payments made on long-term obligations	(136,337)
Payment of deferred financing costs	(240)	(320)
Payment of capital lease obligation	(750)	—
Purchase and retirement of common stock	(8)	—
Dividends on common stock	(34,086)	(30,140)

Net cash used in financing activities	(51,421)	(30,448)

Net decrease in cash and cash equivalents	(21,906)	(2,317)
Cash and cash equivalents at beginning of period	34,341	26,672

Cash and cash equivalents at end of period	$12,435	$24,355

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2008
(Amounts in thousands, except share amounts)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Deficit	Loss	Total
Balance, January 1, 2008	29,440,587	$294	$278,175	$(117,452)	$(5,651)	$155,366

Effects of accounting change regarding postretirement plan measurement dates pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1, 2007 through December 31, 2007, net of ($88) of tax	—	—	—	(154)	—	(154)
Amortization of prior service cost and net loss for October 1, 2007 through December 31, 2007, net of ($9) of tax	—	—	—	(15)	15	—

	—	—	—	(169)	15	(154)

Balance, January 1, 2008 as adjusted	29,440,587	294	278,175	(117,621)	(5,636)	155,212

Net income	—	—	—	8,860	—	8,860
Dividends on common stock	—	—	—	(34,091)	—	(34,091)
Shares issued under employee plan, net of forfeitures	71,467	—	—	—	—	—
Non-cash stock compensation	—	1	1,401	—	—	1,402
Purchase and retirement of common stock	(535)	—	(8)	—	—	(8)
Prior service cost and net loss, net of ($169) of tax	—	—	—	—	(295)	(295)
Change in fair value of cash flow hedges, net of ($1,164) of tax	—	—	—	—	(2,028)	(2,028)

Balance, September 30, 2008	29,511,519	$295	$279,568	$(142,852)	$(7,959)	$129,052

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2008 and 2007
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With approximately 270,352 local access lines, 74,762 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 89,129 digital subscriber lines (“DSL”) and 15,454 digital television subscribers, the Company offers a wide range of telecommunications services, including local and long distance service, Voice Over Internet Protocol (“VOIP”) calling, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; operator services; and mobile services.
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
3. Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of this FSP is prohibited. The Company does not expect any material financial statement impact on future results of operations and financial condition.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company currently provides information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosure requirements contained within SFAS No. 161. The Company is currently evaluating the impact, if any, of adopting SFAS No. 161 on the Company’s disclosures. SFAS No. 161 will have no impact on the Company’s future results of operations and financial condition.

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

Current assets	$17,729
Property, plant and equipment	116,308
Customer list	49,000
Goodwill	215,863
Investments and other assets	53,360
Liabilities assumed	(105,349)

Net purchase price	$346,911

Because of the proximity of this transaction to year-end, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Adjustments of $1,474 were made to goodwill during the period ended September 30, 2008. The adjustments consist of $333 in additional acquisition costs incurred, a $333 adjustment to the capital lease liability and $808 for income tax liability adjustments.
The aggregate purchase price was determined through a negotiated bid and was influenced by the Company’s assessment of the value of the overall North Pittsburgh business. The significant goodwill value reflects the Company’s view that the North Pittsburgh business can generate strong cash flow, and sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition was allocated to the telephone operations segment. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the $215,863 in goodwill recorded as part of the North Pittsburgh acquisition is not being amortized, but will be tested for impairment at least annually. The customer list is being amortized over its estimated useful life of 5 years. The goodwill and other intangibles associated with this acquisition did not qualify under the Internal Revenue Code as deductible for tax purposes.
Because the acquisition occurred on December 31, 2007, the Company’s results of operations for the three and nine months ended September 30, 2007 do not include North Pittsburgh. Unaudited pro forma results of operations data for the three and nine months ended September 30, 2007 as if the acquisition had occurred at the beginning of the period presented are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Total revenues	$103,971	$316,632

Income from operations	$14,540	$45,749

Net income	$1,539	$6,682

Income per share — basic	$0.05	$0.23

Income per share — diluted	$0.05	$0.23

6. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	September 30,	December 31,
	2008	2007
Telephone Operations	$520,729	$519,255
Other Operations	7,184	7,184

	$527,913	$526,439

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	September 30,	December 31,
	2008	2007
Gross carrying amount	$205,648	$205,648
Less: accumulated amortization	(75,860)	(59,237)

Net carrying amount	$129,788	$146,411

The aggregate amortization expense associated with customer lists was $5,540 and $3,209 for the three months ended September 30, 2008 and 2007, respectively and was $16,623 and $9,651 for the nine months ended September 30, 2008 and 2007, respectively. Customer lists are being amortized on a straight-line basis using a weighted average life of approximately 10 years.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008

Total revenues	$27,639	$79,569

Income from operations	$5,673	$16,886

Income before income taxes	$5,699	$17,038

Net income	$5,699	$17,038

8. Pension Costs and Other Postretirement Benefits
The Company has several tax-qualified defined benefit pension plans covering substantially all of its hourly employees and certain salaried employees. The plans provide retirement benefits based on years of service and earnings. The pension plans are generally noncontributory. The Company’s funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. The Company also has a qualified supplemental pension plan (“Restoration Plan”) covering certain former North Pittsburgh employees. The Restoration Plan restores benefits that are precluded under the pension plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus compensation from the pension plan’s definition of earnings.
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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Three months ended September 30,
Service cost	$498	$672	$170	$119
Interest cost	2,837	3,204	552	294
Expected return on plan assets	(3,008)	(3,540)	—	—
Other, net	4	(62)	(184)	65

Net periodic benefit cost	$331	$274	$538	$478

Nine months ended September 30,
Service cost	$1,590	$1,362	$675	$558
Interest cost	8,449	5,544	1,815	1,064
Expected return on plan assets	(9,518)	(6,007)	—	—
Other, net	14	19	(478)	(430)

Net periodic benefit cost	$535	$918	$2,012	$1,192

For the three months ending September 30, 2008 and 2007, the Company contributed $96 and $4,164 to its tax-qualified pension plans, respectively. For the nine months ended September 30, 2008 and 2007, the Company contributed $215 and $4,760 to these pension plans, respectively. No further contributions are expected for 2008.
Contributions to the Restoration Plan are made on a pay-as-you go basis, with total contributions of $5,873 having been made during the nine months ended September 30, 2008.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt the recognition provisions of SFAS No. 158 effective December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. Upon combining the Texas and Illinois pension plans on December 31, 2007, the Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008 for pension and postretirement plans with measurement dates other than December 31. The impact of the adoption of the measurement date provisions resulted in an increase to opening accumulated deficit on January 1, 2008 of $169 net of tax of $97.

9. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan	880,000	760,000
Obligations under capital lease	1,487	2,646
Senior notes	—	130,000

	881,487	892,646
Less: current portion	(906)	(1,010)

	$880,581	$891,636

In connection with the acquisition of North Pittsburgh on December 31, 2007, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with various financial institutions, which provides for borrowings of up to $950,000 consisting of a $760,000 term loan facility, a $50,000 revolving credit facility, which was fully available as of September 30, 2008, and a $140,000 delayed draw term loan facility (“DDTL”). The DDTL’s sole purpose was for the funding of the redemption of the Company’s outstanding senior notes plus any associated fees or redemption premium. As described below, the Company borrowed $120,000 under the DDTL on April 1, 2008, at which time the commitment for the remaining $20,000 that was originally available under the DDTL expired. Other borrowings under the credit facility were used to retire the Company’s previous $464,000 credit facility and to fund the acquisition of North Pittsburgh. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company and its subsidiaries with the exception of Illinois Consolidated Telephone Company. The term loan and DDTL have no interim principal maturities and thus mature in full on December 31, 2014. The revolving credit facility matures on December 31, 2013.
At the Company’s election, all borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. The applicable margin for the term loan is fixed at 2.50% for LIBOR based borrowings and 1.50% for alternative base rate loans. The applicable margin for the revolving credit facility is based upon the Company’s total leverage ratio. As of September 30, 2008, the applicable margin for interest rates was 2.50% on LIBOR based revolving credit facility borrowings and the applicable margin for alternative base rate loans was 1.50% per year for the revolving credit facility. At September 30, 2008 and 2007, the weighted average rate of interest on the Company’s credit facilities, including the effect of interest rate swaps and the applicable margin, was 6.91% and 6.33% per annum, respectively. Interest is payable at least quarterly.
The credit agreement contains various provisions and covenants, which include, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock, as well as limitations on future capital expenditures. The Company has also agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement. As of September 30, 2008, the Company was in compliance with the credit agreement covenants.
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

10. Derivative Instruments
The Company maintains interest rate swap agreements that are accounted for as cash flow hedges and effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2008 the Company had $790.0 million of notional amount floating to fixed interest rate swap agreements. Approximately 89.8% of the floating rate term loans were fixed as of September 30, 2008. The swaps expire at various times from December 31, 2008 through March 31, 2013. The swaps are designated as cash flow hedges of our expected future interest payments. Under the swap agreements, the Company receives 3-month LIBOR based interest payments from the swap counterparties and pays a fixed rate. In addition, in September 2008 the Company added $790,000 of basis swaps under which it pays 3-month LIBOR based payments less a fixed percentage to the basis swap counterparties and receives 1-month LIBOR. Upon entering into the swaps the Company began utilizing 1-month LIBOR resets on its credit facility. The effect of the swap portfolio is to fix the cash interest payments on the floating portion of $790,000 million of debt at a rate of 4.49%.
The fair value of the Company’s derivative instruments, comprised solely of its interest rate swaps and basis swaps, amounted to liabilities of $13,556 and $12,769 at September 30, 2008 and December 31, 2007, respectively. The fair value is included in Other Liabilities in the accompanying Balance Sheets. The change in the fair value of derivative instruments, net of related tax effect, is recorded in Other Comprehensive Loss. The Company recognized comprehensive loss of $2,150 and $5,372 during the three months ended September 30, 2008 and 2007, respectively and $2,028 and $3,519 for the nine months ended September 30, 2008 and 2007, respectively.
In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. To further reduce potential future income statement impacts from hedge ineffectiveness, the Company dedesignated its interest rate contracts and redesignated them as of September 4, 2008, contemporaneously with entering into the basis swaps. Included in the interest expense for the three and nine months ended September 30, 2008 was a non-cash credit of $2,406 for the ineffective portion of the Company’s cash flow hedges.
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
As of September 30, 2008, the Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non performance risk as the most significant inputs. Certain material inputs to the valuations are not directly observable and cannot be corroborated by observable market data. The Company has categorized these interest rate derivatives as Level 3.

The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements of SFAS No. 157 at September 30, 2008 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Derivatives	$13,556	$—	$—	$13,556

The following table presents the Company’s net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at September 30, 2008:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Interest Rate
Derivatives

Balance at December 31, 2007	$12,769
Total gains or losses (realized/unrealized)
Unrealized gain included in earnings	(2,406)
Unrealized loss included in other comprehensive loss from basis swap	184
Unrealized loss included in other comprehensive income	3,009

Balance at September 30, 2008	$13,556

The amount of total gain for the period included in earnings for the period as a component of interest expense	$2,406

12. Restricted Share Plan
The following table summarizes restricted stock activity:

Restricted shares outstanding, December 31, 2007	129,302
Shares granted	71,467
Shares vested	(4,500)
Shares forfeited or retired	—

Restricted shares outstanding, September 30, 2008	196,269

The Company recognized non-cash compensation expense associated with the restricted shares totaling $542 and $1,236 for the three months ended September 30, 2008 and 2007, respectively and $1,402 and $2,942 for the nine months ended September 30, 2008 and 2007, respectively. The shares granted in the nine months ended September 30, 2008 includes 14,750 restricted shares granted to certain key employees and directors as well as 56,717 performance based restricted shares. The performance based restricted shares were granted to key employees based upon the Company achieving certain financial and operating targets for 2007 based on a sliding scale. In March 2008, a target of 64,447 performance based restricted shares was approved for issuance in the first quarter of 2009 based upon meeting operational and financial goals in 2008. The non-cash compensation expense is included in “Selling, general and administrative expenses” in the accompanying statements of income.

13. Contingencies
On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the Pennsylvania Public Utility Commission (“PAPUC”) claiming that the Company’s Pennsylvania CLEC’s intrastate switched access rates are in violation of Pennsylvania statute. The provision that Verizon cites in its complaint was enacted as part of Act 183 of 2004 and requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that the higher access rates are “cost justified.” Verizon’s original claim requested a refund of $480 from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified the Company’s Pennsylvania CLEC that it was revising its complaint to reflect a more current alleged over-billing calculation which resulted in a revised claim of $1,346 through December 2006, which claim includes amounts from certain affiliates that had not been included in the original calculation. The Company believes that its CLEC’s switched access rates are permissible, and is in the process of vigorously opposing this complaint. In an Initial Decision dated December 5, 2007, the presiding administrative law judge (“ALJ”) recommended that the PAPUC sustain Verizon’s complaint. As relief, the ALJ directed that the Company’s Pennsylvania CLEC reduce its access rates down to those of the underlying incumbent exchange carrier and provide a refund to Verizon in an amount equal to the amount of access charges collected in excess of the new rate since November 30, 2004, the date Act 183 became effective. The Company filed exceptions to the full PAPUC and the Chairman agreed in part in August 2008 and requested that Verizon and the Company go to mediation to resolve the issue. The Company and Verizon have until November 29, 2008 to complete the mediation.
In the event the Company is not successful in this proceeding, the Pennsylvania CLEC’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. The Company preliminarily estimates that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access minutes of use constant) if Verizon prevails completely in its complaint. In addition, other interexchange carriers could file similar claims for refunds. The Company has estimated its potential liability to Verizon and other interexchange carriers to be $3,000 and has recorded a liability that is included in Other Liabilities in the accompanying consolidated Balance Sheets. The Company believes that the amount accrued is adequate to cover its potential liabilities.
14. Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of Financial Accounting Standards Board Statement No. 109” (“FIN 48”), effective January 1, 2007, with no impact on its results of operations or financial condition. During the nine months ended September 30, 2008, there was a net decrease of $290 to the balance of unrecognized tax benefits reported at December 31, 2007. This net decrease includes a decrease of $562 due to the expiration of federal and state statutes of limitations and an increase of $272 related to the 2007 income tax filings. As of September 30, 2008 and December 31, 2007, the amount of unrecognized tax benefits was $5,740 and $6,030, respectively. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $0. No additional changes in unrecognized tax benefits are expected in the remainder of 2008. The tax benefit attributable to $236 of the decrease in unrecognizable tax benefits resulted in a reduction to the Company’s effective tax rate. An additional decrease of $326 and an increase of $272 in unrecognized tax benefits had no effect on the effective tax rate.
The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon adoption of FIN 48 the Company had no accrual balance for interest and penalties. For the quarter ended September 30, 2008, the Company had accrued $538 of interest and penalties of which $234 was recorded during the nine months ended Sept 30, 2008 and $91 was recorded during the nine months ended September 30, 2007. The only periods subject to examination for the Company’s federal return are the 2005 through 2007 tax years. The periods subject to examination for the Company’s state returns are years 2004 through 2007. The Company is currently under examination by both federal and state tax authorities. The Company does not expect that any settlement or payment that may result from the audits will have a material effect on the Company’s results of operations or cash flows. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next twelve months. There were no material changes to any of these amounts during the third quarter of 2008.

The Company’s effective tax rate was 45.5% and 35.2%, for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
The Company’s effective tax rate was 46.2% and 46.2%, for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
During the third quarter of 2008, the Company completed and filed 2007 tax returns for Consolidated Communications Holdings, Inc. and Subsidiaries and North Pittsburgh Systems, Inc. and Subsidiaries. The Company recognized approximately $200 of tax benefit to adjust its provision to match the returns.
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
15. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Net income	$4,971	$2,341	$8,860	$12,453
Weighted average number of common shares outstanding	29,315,250	25,758,289	29,315,005	25,757,746

Net income per common share	$0.17	$0.09	$0.30	$0.48

Diluted:
Net income	$4,971	$2,341	$8,860	$12,453
Weighted average number of common shares outstanding	29,529,487	26,144,943	29,519,578	26,102,020

Net income per common share	$0.17	$0.09	$0.30	$0.48

Non-vested shares issued pursuant to the Restricted Share Plan (see Note 12) were considered outstanding for the computation of diluted net income per share as the recipients are entitled to dividends and voting rights.
In accordance with SFAS No. 128, “Earnings per Share,” 17,968 contingent performance based shares were included in the weighted average diluted shares based on the Company’s results through the nine months ended September 30, 2008.

16. Comprehensive Income
The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,971	$2,341	$8,860	$12,453
Other comprehensive income (loss):
Prior service cost and net loss, net of tax	(115)	—	(295)	—
Change in fair value of cash flow hedges, net of tax	(2,150)	(5,372)	(2,028)	(3,519)

Total comprehensive income	$2,706	$(3,031)	$6,537	$8,934

17. Business Segments
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues
Telephone Operations	$94,323	$70,052	$284,934	$213,570
Other Operations	9,501	10,268	30,748	30,674

Total	$103,824	$80,320	$315,682	$244,244

Operating income (loss)
Telephone Operations	$17,204	$15,267	$58,804	$51,505
Other Operations	(161)	(795)	(150)	(2,356)

Total	17,043	14,472	58,654	49,149

Interest income	41	253	329	694
Interest expense	(13,637)	(12,118)	(47,963)	(35,420)
Investment income	5,918	1,987	15,125	5,041
Minority interest	(145)	(251)	(550)	(541)
Loss on extinguishment of debt	—	—	(9,224)	—
Other, net	13	10	(101)	286

Income before income taxes	$9,233	$4,353	$16,270	$19,209

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
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I - Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;

•	various risks to the price and volatility of our common stock;

•	our substantial amount of debt and our ability to incur additional debt in the future;

•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;

•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;

•	the ability to refinance our existing debt as necessary;

•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;

•	risks associated with our possible pursuit of future acquisitions;

•	the integration of the Company and North Pittsburgh;

•	the length and severity of weakened economic conditions in our service areas in Illinois, Texas and Pennsylvania;

•	adverse changes in the value of assets or obligations associated with our employee benefit plans;

•	system failures;

•	loss of large customers or government contracts;

•	risks associated with the rights-of-way for our network;

•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers, the provision of telecommunications services and access charges and subsidies, which are a material part of our revenues;

•	telecommunications carriers disputing and/or avoiding their obligations to pay network access charges for use of our network;

•	high costs of regulatory compliance;

•	the competitive impact of legislation and regulatory changes in the telecommunications industry;

•	liability and compliance costs regarding environmental regulations; and

•	the additional risk factors outlined in Part II — Other Information — Item 1A —“Risk Factors” herein and in Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois, Texas and Pennsylvania. Our main sources of revenues are our local telephone businesses which offer an array of services, including local dial tone, Voice Over Internet Protocol (“VOIP”) service, custom calling features, private line services, long distance, dial-up and high-speed Internet access, which we refer to as Digital Subscriber Line or DSL, inside wiring service and maintenance, carrier access, billing and collection services, telephone directory publishing, Internet Protocol digital video service, which we refer to as IPTV, wholesale transport services on a fiber optic network in Texas and Competitive Local Exchange Carrier (“CLEC”) services in close proximity to our primary service territory in Pennsylvania. We also operate a number of complementary businesses, which offer telephone services to county jails and state prisons, operator services, equipment sales and telemarketing and order fulfillment services.
Acquisition of North Pittsburgh and New Credit Facility
On December 31, 2007, we completed our acquisition of North Pittsburgh Systems, Inc., pursuant to an Agreement and Plan of Merger, dated as of July 1, 2007. At the effective time of the Merger, 80% of the shares of North Pittsburgh common stock converted into the right to receive $25.00 in cash, without interest, per share, for an approximate total of $300.1 million in cash, and each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of our common stock or an approximate total of 3.32 million shares of our common stock. The total purchase price, including fees, was $346.9 million, net of cash acquired.
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
Local Access Lines and Bundled Services. Local access lines are an important element of our business. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. The monthly recurring revenue we generate from end users, the amount of traffic on our network and related access charges generated from other carriers, the amount of federal and state subsidies we receive and most other revenue streams are directly related to the number of local access lines in service. We had 270,352 and 286,186 local access lines in service as of September 30, 2008 and December 31, 2007, and 227,186 at September 30, 2007, prior to our acquisition of North Pittsburgh.
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
We also lost local access lines due both to the disconnection of second telephone lines by our residential customers in connection with their substituting DSL or cable modem service for dial-up Internet access and to substituting wireless service for wireline service. As of September 30, 2008 and December 31, 2007 we had 9,273 and 10,685 second lines, respectively, and we had 7,146 second lines as of September 30, 2007, prior to our acquisition of North Pittsburgh. The disconnection of second lines represented 9.1% and 10.9% of our residential line loss in the periods ending September 30, 2008 and September 30, 2007, respectively. We expect to continue to experience modest erosion in access lines.

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
We have implemented a number of initiatives to gain new local access lines and retain existing local access lines by enhancing the attractiveness of the bundle with new service offerings, including unlimited long distance, and promotional offers like discounted second lines. With the launch of IPTV, we are marketing our “triple play” bundle, which includes local telephone service, DSL and IPTV. As of September 30, 2008, IPTV was available to approximately 130,000 homes in our markets. Our IPTV subscriber base has grown from 11,063 as of September 30, 2007 to 15,454 as of September 30, 2008. We launched IPTV in our Pennsylvania markets in April 2008. In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois, Texas and Pennsylvania regions.
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
Because of our promotional efforts and through the acquisition of North Pittsburgh, the number of DSL subscribers we serve grew substantially. We had 89,129, 81,337 and 62,546 DSL lines in service as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL capable.
We have also utilized service bundles, which included combinations of local service, custom calling features, voicemail and Internet access as a revenue generation tool and a customer retention tool in our Illinois and Texas markets. Our service bundles totaled 43,902, 45,971 and 45,911 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. We intend to implement a similar bundling strategy in the North Pittsburgh market as well.

Our plan is to continue to execute our customer retention program by delivering excellent customer service and improving the value of our bundle with DSL and IPTV. However, if these actions fail to mitigate access line loss, or we experience a higher degree of access line loss than we currently expect, it could have an adverse impact on our revenues and earnings.
The following sets forth several key metrics as of the end of the periods presented:

	September 30,	December 31,	September 30,
	2008	2007 (1)	2007
Local access lines in service:
Residential	167,581	183,070	149,735
Business	102,771	103,116	77,451

Total local access lines	270,352	286,186	227,186

IPTV subscribers	15,454	12,241	11,063
ILEC DSL subscribers	89,129	81,337	62,546

	104,583	93,578	73,609
VOIP subscribers	5,739	2,465	—
CLEC Access Line Equivalents (2)	74,762	70,063	—

Total connections	455,436	452,292	300,795

Long distance lines (3)	166,652	166,599	151,320
Dial-up subscribers	5,442	6,783	8,858

(1)	In connection with the acquisition of North Pittsburgh, we acquired 36,411 residential access lines, 25,988 business access lines, 14,713 DSL subscribers, 87 VOIP subscribers, 70,063 CLEC access line equivalents and 18,223 long distance lines.

(2)	CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(3)	Reflects the inclusion of long distance service provided as part of our VOIP offering while excluding CLEC long distance subscribers.
As of December 31, 2007 and for the nine months ended September 30, 2008, our operating statistics include metrics and results associated with our acquisition of North Pittsburgh. In addition, we are now including VOIP lines and CLEC access line equivalents in its total connection count and reflecting T-1 voice grade equivalents in its access line count for the Pennsylvania RLEC, which is consistent with our methodology in Illinois and Texas and with industry norms.
Network Access and Subsidy Revenues. A significant portion of our revenues come from network access charges paid by long distance and other carriers for originating or terminating calls within our service areas. The amount of network access charge revenues we receive is based on rates set or approved by federal and state regulatory commissions and are subject to change at any time.
We also derive significant revenues from Universal Service Fund subsidy payments. These payments are designed to assist rural telephone companies in providing telecommunication services to customers in areas with low customer density since switching and other facilities server fewer customers and loops are typically longer and more expensive to maintain than in more densely populated areas. Like access charges, subsidies are regulated by federal and state regulatory commissions.
Changes in regulations regarding network access and subsidy revenues could have an adverse affect on our financial results. See Part II — Other Information — Item 1A —“Risk Factors” herein.

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
We have operating support and back office systems that are used to enter, schedule, provision and track customer orders, test services and interface with trouble management, inventory, billing, collections and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single, company-wide systems and platforms. Our objective is to improve profitability by reducing individual company costs through centralization, standardization and sharing of best practices. We successfully completed the integration of our Illinois and Texas billing systems in the third quarter of 2007. Upon closing of the acquisition we were able to immediately convert the North Pittsburgh accounting and payroll functions to our existing systems and began integrating many other functions to our systems. For the nine months ended September 30, 2008 and September 30, 2007 we spent $3.2 million and $0.7 million, respectively, on integration and restructuring expenses (which included projects to integrate our support and back office systems).

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
Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis based on the pattern over which we believe we will derive value from our customer lists. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life, at a weighted average life of approximately 10 years.

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,
	2008		2007
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues

Revenues
Telephone Operations
Local calling services	$26.0	25.0%	$20.5	25.5%
Network access services	23.4	22.5	17.1	21.3
Subsidies	13.8	13.3	10.1	12.6
Long distance services	5.8	5.6	3.6	4.5
Data and internet services	16.5	15.9	9.9	12.3
Other services	8.9	8.6	8.9	11.1

Total Telephone Operations	94.4	90.9	70.1	87.3
Other Operations	9.4	9.1	10.2	12.7

Total operating revenues	103.8	100.0	80.3	100.0

Expenses
Operating expenses
Telephone Operations	54.6	52.5	39.0	48.6
Other Operations	9.3	9.0	10.5	13.1
Depreciation and amortization	22.9	22.1	16.4	20.4

Total operating expenses	86.8	83.6	65.9	82.1

Income from operations	17.0	16.4	14.4	17.9

Interest expense, net	(13.6)	(13.1)	(11.8)	(14.6)
Other income, net	5.9	5.7	1.8	2.2
Income tax expense	(4.3)	(4.2)	(2.1)	(2.6)

Net income	$5.0	4.8%	$2.3	2.9%

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
Results of Operations
For the Three Months Ended September 30, 2008 Compared to September 30, 2007
Revenues
Our revenues increased by 29.3% or $23.5 million, to $103.8 million for the three months ended September 30, 2008, from $80.3 million for the three months ended September 30, 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues increased by 26.8%, or $5.5 million, to $26.0 million for the three months ended September 30, 2008 compared to $20.5 million for the same period in 2007. The increase is primarily due to $6.9 million of incremental local calling revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, local calling revenue decreased by $1.4 million primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”

Network access services revenues increased by 36.8%, or $6.3 million, to $23.4 million for the three months ended September 30, 2008 compared to $17.1 million for the same period in 2007. The increase is primarily due to $7.1 million of incremental network access revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, network access revenue decreased by $0.8 million. The decrease in revenue is primarily the result of decreasing minutes of use.
Subsidies revenues increased by 36.6%, or $3.7 million, to $13.8 million for the three months ended September 30, 2008 compared to $10.1 million for the same period in 2007. The increase is primarily due to $2.1 million of incremental subsidy revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, subsidy revenue increased by $1.6 million. The increase is primarily due to the impact of refunding out of period settlements in our interstate common line support fund during the third quarter of 2007.
Long distance services revenues increased by 61.1%, or $2.2 million, to $5.8 million for the three months ended September 30, 2008 compared to $3.6 million for the same period in 2007. The increase is primarily due to $2.8 million of incremental long distance revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, long distance revenue decreased by $0.6 million as a result of a decline in billable minutes.
Data and Internet revenues increased by 66.7%, or $6.6 million, to $16.5 million for the three months ended September 30, 2008 compared to $9.9 million for the same period in 2007. The increase is primarily due to $4.4 million of incremental Data and Internet revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, Data and Internet revenues increased by $2.2 million primarily due to an increase in DSL and IPTV subscribers.
Other services revenues was $8.9 million for both the three months ended September 30, 2008 and the three months ended September 30, 2007. The acquisition of North Pittsburgh resulted in $0.5 million of incremental other services revenue. Without the effect of North Pittsburgh, other service revenues decreased by $0.5 million primarily due to a decrease in revenue from inside wiring projects.
Other Operations Revenue
Other Operations revenues decreased by 7.8%, or $0.8 million, to $9.4 million for the three months ended September 30, 2008 compared to $10.2 million for the same period in 2007. Decreased call attempts resulted in a decline of $0.2 million in Operator Services Revenues. Also contributing to the revenue decline was a decrease of $0.3 million in sales of equipment to our business clients. In addition, as a result of extending its contract to supply calling services to prisons in the State of Illinois in exchange for pricing concessions, our Prison Systems business recognized a decrease of $0.1 million in revenues.
Operating Expenses
Our operating expenses increased by 31.7%, or $20.9 million, to $86.8 million for the three months ended September 30, 2008 compared to $65.9 million for the same period 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 40.0%, or $15.6 million, to $54.6 million for the three months ended September 30, 2008 compared to $39.0 million for the same period in 2007. The increase is primarily due to an additional $14.2 million of incremental telephone operations operating expenses as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, telephone operations operating expenses increased by $1.4 million primarily due to $1.2 million of additional costs incurred due to the recovery from Hurricane Ike, which hit our Texas markets before moving through our other markets, causing severe power outages in both Texas and Pennsylvania. The remaining increase is attributable to increased fleet costs and increased costs for professional and contract labor fees.

Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 11.4%, or $1.2 million, to $9.3 million for the three months ended September 30, 2008 compared to $10.5 million for the same period in 2007. The decrease is directly related to the decrease in revenues for the various businesses. In addition, salary and benefit reductions that began on January 1, 2008 in our Operator Services business contributed to an additional decrease in costs for the business.
Depreciation and Amortization
Depreciation and amortization expenses increased by 39.6%, or $6.5 million, to $22.9 million for the three months ended September 30, 2008 compared to $16.4 million for the same period in 2007. The increase is primarily the result of the acquisition of North Pittsburgh. In connection with the acquisition, we acquired property, plant and equipment valued at $116.3 million which caused an increase in depreciation expense. In addition, we allocated $49.0 million of the purchase price to customer lists which are being amortized over five years.
Non-Operating Income
Interest Expense, Net
Interest expense, net of interest income, increased by 15.3%, or $1.8 million, to $13.6 million for the three months ended September 30, 2008 compared to $11.8 million for the same period in 2007. The increase is primarily due to an increase of $296.0 million in our long-term debt as a result of the acquisition of North Pittsburgh. The increase in interest expense resulting from the acquisition was partially offset by the redemption of our senior notes. On April 1, 2008 we redeemed $130.0 million of senior notes paying 9.75% interest by borrowing $120.0 million at a rate of approximately 7.0% and using cash on hand. In addition, during the third quarter of 2008 we entered into $790.0 million of basis swaps as described in Note 10 to the financial statements. The recognition of ineffectiveness on our interest rate swaps created a non-cash benefit of $2.4 million to interest expense
Other Income (Expense)
Other income, net increased by 227.8%, or $4.1 million, to $5.9 million for the three months ended September 30, 2008 compared to other income, net of $1.8 million for the same period in 2007. As part of the acquisition of North Pittsburgh, we acquired interests in three additional cellular partnerships, which contributed $3.7 million of income during the period. Our other partnership investments experienced a slight decrease in income for the three months ended September 30, 2008 compared to the same period in 2007.
Income Taxes
Our provision for income taxes was $4.3 million in 2008 compared to $2.1 million in 2007. Our effective tax rate was 46.2% for the three months ended September 30, 2008 compared to 46.2% for the three months ended September 30, 2007. During the third quarter of 2008, the Company completed and filed 2007 tax returns for Consolidated Communications Holdings, Inc. and subsidiaries and North Pittsburgh Systems, Inc. and subsidiaries. The Company recognized approximately $0.2 million of tax benefit to adjust its provision to match the returns. Exclusive of adjustments, our effective tax rate would have been approximately 48.3% for the three months ended September 30, 2008 compared to 45% for the three months ended September 30, 2007.

For the Nine Months Ended September 30, 2008 Compared to September 30, 2007
The following summarizes our revenues and operating expenses on a consolidated basis for the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended September 30,
	2008		2007
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$79.5	25.2%	$62.8	25.7%
Network access services	72.5	23.0	52.9	21.7
Subsidies	41.0	13.0	32.8	13.5
Long distance services	18.3	5.8	10.8	4.4
Data and internet services	46.1	14.6	27.6	11.3
Other services	27.6	8.7	26.7	10.9

Total Telephone Operations	285.0	90.3	213.6	87.5
Other Operations	30.7	9.7	30.6	12.5

Total operating revenues	315.7	100.0	244.2	100.0

Expenses
Operating expenses
Telephone Operations	159.1	50.4	114.3	46.8
Other Operations	29.9	9.5	31.2	12.8
Depreciation and amortization	68.1	21.6	49.6	20.3

Total operating expenses	257.1	81.5	195.1	79.9

Income from operations	58.6	18.5	49.1	20.1

Interest expense, net	(47.6)	(15.1)	(34.7)	(14.2)
Other income, net	5.3	1.7	4.8	2.0
Income tax benefit expense	(7.4)	(2.3)	(6.8)	(2.8)

Net income	$8.9	2.8%	$12.4	5.1%

Revenues
Our revenues increased by 29.3%, or $71.5 million, to $315.7 million for the nine months ended September 30, 2008, from $244.2 million for the nine months ended September 30, 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues increased by 26.6%, or $16.7 million, to $79.5 million for the nine months ended September 30, 2008 compared to $62.8 million for the same period in 2007. The increase is primarily due to $20.8 million of incremental local calling revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, local calling revenue decreased by $4.1 million primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues increased by 37.1%, or $19.6 million, to $72.5 million for the nine months ended September 30, 2008 compared to $52.9 million for the same period in 2007. The increase is primarily due to $22.3 million of incremental network access revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, network access revenue decreased by $2.7 million. In 2007 we recognized $0.7 million of non-recurring revenue as a result of the favorable settlement of an outstanding billing claim. The remainder of the decrease in revenue is a result of decreasing minutes of use.

Subsidies revenues increased by 25.0%, or $8.2 million, to $41.0 million for the nine months ended September 30, 2008 compared to $32.8 million for the same period in 2007. The increase is primarily due to $5.9 million of incremental subsidy revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, subsidy revenue increased by $2.3 million primarily due to the impact of out of period settlements in our interstate common line support fund in 2007 as described above.
Long distance services revenues increased by 69.4%, or $7.5 million, to $18.3 million for the nine months ended September 30, 2008 compared to $10.8 million for the same period in 2007. The increase is primarily due to $8.7 million of incremental long distance revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, long distance revenue decreased by $1.2 million as a result of a decline in billable minutes.
Data and Internet revenues increased by 67.0%, or $18.5 million, to $46.1 million for the nine months ended September 30, 2008 compared to $27.6 million for the same period in 2007. The increase is primarily due to $12.4 million of incremental Data and Internet revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, Data and Internet revenues increased by $6.1 million due to an increase in DSL and IPTV subscribers.
Other services revenues increased by 3.4%, or $0.9 million, to $27.6 million for the nine months ended September 30, 2008 compared to $26.7 million for the same period in 2007. The acquisition of North Pittsburgh resulted in $1.7 million of incremental other services revenue. Without the effect of North Pittsburgh, other service revenues decreased by $0.8 million due to the recognition of $0.1 million of revenue from the settlement of a billing dispute in 2007 and a decrease of $0.7 million in inside wiring revenue in 2008.
Other Operations Revenue
Other Operations revenues increased by 0.3%, or $0.1 million, to $30.7 million for the nine months ended September 30, 2008 compared to $30.6 million for the same period in 2007. In 2007 our telemarketing business expanded its call volume capacity. As a result of the expansion, revenue for the nine months ended September 30, 2008 increased by $1.5 million compared to the same period in 2007. Offsetting the increases was a decline of $0.8 million in our operator services business as a result of decreased call attempts and lower revenues from prison systems calling and mobile and paging services.
Operating Expenses
Our operating expenses increased by 31.8%, or $62.0 million, to $257.1 million for the nine months ended September 30, 2008 compared to $195.1 million for the same period in 2007. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 39.2%, or $44.8 million, to $159.1 million for the nine months ended September 30, 2008 compared to $114.3 million for the same period in 2007. The increase is primarily due to an additional $43.2 million of incremental telephone operations operating expenses as a result of the acquisition of North Pittsburgh as well as $1.2 million of costs incurred during the recovery from Hurricane Ike, which hit our Texas markets before moving through our other markets, causing severe power outages in both Texas and Pennsylvania.

Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 4.2%, or $1.3 million, to $29.9 million for the nine months ended September 30, 2008 compared to $31.2 million for the same period in 2007. As a result of the added call volume for our telemarketing business, operating expense increased by $1.1 million. In addition, higher cost of sales and increased general and administrative expenses caused an increase of $0.3 million in expenses for our prison system business. A decrease of $1.6 million primarily related to salaries and benefits reductions in our operator services business partially offset these expenses, while our business systems and mobile services businesses also reduced costs in 2008.
Depreciation and Amortization
Depreciation and amortization expenses increased by 37.3%, or $18.5 million, to $68.1 million for the nine months ended September 30, 2008 compared to $49.6 million for the same period in 2007. The increase is primarily the result of the acquisition of North Pittsburgh. In connection with the acquisition, we acquired property, plant and equipment valued at $116.3 million which caused an increase in depreciation expense. In addition, we allocated $49.0 million of the purchase price to customer lists which are being amortized over five years.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 37.2%, or $12.9 million, to $47.6 million for the nine months ended September 30, 2008 compared to $34.7 million for the same period in 2007. The increase is primarily due to an increase of $296.0 million in our long-term debt as a result of the acquisition of North Pittsburgh. The increase in interest expense resulting from the acquisition was partially offset by the redemption of our senior notes. On April 1, 2008 we redeemed $130.0 million of senior notes paying 9.75% interest by borrowing $120.0 million at a rate of approximately 7.0% and using cash on hand. In addition, during the third quarter of 2008 we entered into $790.0 million of basis swaps as described in Note 10 to the financial statements. The recognition of ineffectiveness on our interest rate swaps created a non-cash benefit of $2.4 million to interest expense.
Other Income
Other income, net increased by 10.4%, or $0.5 million, to $5.3 million for the nine months ended September 30, 2008 compared to $4.8 million for the same period in 2007. In connection with the redemption of our senior notes, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write off of unamortized deferred financing costs of $2.9 million. Offsetting this loss was $9.1 million of income recognized from three additional cellular partnerships acquired as part of the acquisition of North Pittsburgh as well as additional earnings from our previously existing partnership investments.
Income Taxes
Our provision for income taxes was $7.4 million in 2008 compared to $6.8 million in 2007. Our effective tax rate was 45.5% for the nine months ended September 30, 2008 compared to 35.2% for the nine months ended September 30, 2007. During the third quarter of 2008, the Company completed and filed 2007 tax returns for Consolidated Communications Holdings, Inc. and subsidiaries and North Pittsburgh Systems, Inc. and subsidiaries. The Company recognized approximately $0.2 million of tax benefit to adjust its provision to match the returns. During the second quarter of 2007, the State of Texas amended the tax legislation enacted during the second quarter of 2006. The most significant impact of this amendment for us was the revision to the temporary credit on taxable margin. This new legislation resulted in a reduction of our net deferred tax liabilities and a corresponding credit to our tax provision of approximately $1.7 million. Exclusive of adjustments, our effective tax rate would have been approximately 46.8% for the nine months ended September 30, 2008 compared to 44.0% for the nine months ended September 30, 2007.

Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of September 30, 2008, we had $881.5 million of debt, including capital leases. Our $50.0 million revolving line of credit, however, remains unused. On April 1, 2008 we redeemed our $130.0 million of outstanding senior notes. The redemption, including the payment of the redemption premium of $6.3 million, accrued interest through the redemption date and the associated fees, was funded using $120.0 million of proceeds from our DDTL facility and cash on hand. In the second quarter of 2008, we recognized a loss on redemption of the senior notes of $9.2 million, which included the redemption premium and the write off of unamortized deferred financing costs associated with the senior notes.
We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2008 will arise primarily from: (i) expected dividend payments of $45.6 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $65.0 million to $65.5 million; (iii) capital expenditures not to exceed $48.0 million; (iv) cash income tax payments of $13.0 million to $14.0 million; and (v) certain other costs. Among other expected uses of cash in 2009 and beyond are contributions to our pension plans. As of the most recent actuarial measurement, we were approximately 90% funded on our pension plans. However, due to the challenges facing the economy and the recent negative returns in the capital markets, we anticipate that our funding obligations will increase in 2009. At the present time, we have not quantified the future funding obligations. These expected liquidity needs are presented in a format which is consistent with our prior disclosures and are a component of our total expenses as summarized above under “Factors Affecting Results of Operations—Expenses.” In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
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

In recent months liquidity in the capital markets has become scarce and in many cases commercial banks have been reluctant to lend money. As discussed below, our term loan has been fully funded at a fixed spread above LIBOR and we have $50.0 million available under our revolving credit facility. Based on our discussion with banks participating in the bank group, we expect that the funds will be available under the revolving credit facility if necessary. For further discussion see Part II — Other Information — Item 1A —“Risk Factors” herein.
The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended
	September 30,
	2008	2007
	(In millions)

Net Cash Provided by (Used for):
Operating activities	$66.6	$52.8
Investing activities	(37.1)	(24.6)
Financing activities	(51.4)	(30.4)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the nine months ended September 30, 2008, net income adjusted for non-cash charges generated $81.9 million of operating cash. During the period we paid $9.2 million for federal and state income taxes, while our tax expense was $7.4 million for the period. Changes in components of working capital, primarily accrued expenses, accounts receivable and accounts payable, in the ordinary course of business accounted for the remainder of the cash flows from operations.
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
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the nine months ending September 30, 2008, we used $37.1 million for capital expenditures, which is an increase of $12.5 million for the same period in 2007. The increase is due to increased incremental spending as a result of the acquisition of North Pittsburgh. Because our networks, including the North Pittsburgh network, are modern and have been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion, if at all. We expect our capital expenditures for 2008 will be no greater than $48.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems. In addition to our capital investments made in the first nine months of 2007, we also invested $10.6 million in marketable securities in order to maximize the returns on our excess cash. These securities were subsequently sold in the third quarter of 2007.

Financing Activities
During the nine months ended September 30, 2008, we borrowed $120.0 million under our Delayed Draw Term Loan and used the proceeds along with cash on hand to retire $130.0 million of our outstanding senior notes and to pay a redemption premium of $6.3 million. In addition we paid $34.1 million of cash to our common stockholders in accordance with the dividend policy adopted by our board of directors. For the same period in 2007 we paid $30.1 million in dividends. The increase is due to the issuance of approximately 3.32 million shares of stock in connection with the North Pittsburgh acquisition. For the year we expect to pay approximately $45.6 million in dividends. We also paid $0.2 million of deferred financing fees in connection with finalizing our new credit facility, while $0.8 million was used to pay obligations under capital leases for the nine months ended September 30, 2008. In the same period during 2007 we paid $0.3 million in deferred financing costs to amend our previous credit facility.
Debt
The following table summarizes our indebtedness as of September 30, 2008:
Debt and Capital Leases as of September 30, 2008
(In Millions)

	Balance	Maturity Date	Rate (1)
Capital lease	$1.5	July 1, 2011	7.40%
Revolving credit facility	—	December 31, 2013	LIBOR + 2.50%
Term loan	880.0	December 31, 2014	LIBOR + 2.50%

(1)	As of September 30, 2008, the 1-month LIBOR rate in effect on our borrowings was 3.71%.
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
As of September 30, 2008, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of September 30, 2008, the applicable margin for interest rates was 2.50% per year for the LIBOR based term loan and the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and the revolving credit facility. At September 30, 2008, the weighted average interest rate, including swaps, on our credit facilities was 6.91% per annum.
On April 1, 2008 we redeemed all of our outstanding senior notes in part utilizing $120.0 million of borrowings under the DDTL. The ability to utilize the delayed draw term loan for additional borrowings expired on May 1, 2008. The relevant terms of the DDTL are the same as our term loan.

Derivative Instruments
As of September 30, 2008, we had $790.0 million of notional amount floating to fixed interest rate swap agreements. Approximately 89.8% of our floating rate term loans were fixed as of September 30, 2008. The swaps expire at various times from December 31, 2008 through March 31, 2013. Under the swap agreements, we receive 3-month LIBOR based interest payments from the swap counterparties and pay a fixed rate. In addition, in September 2008 we added $790.0 million of basis swaps under which we pay 3-month LIBOR based payments less a fixed percentage to the basis swap counterparties and receive 1-month LIBOR. Upon entering into the swaps we began utilizing 1-month LIBOR resets on our credit facility. The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate. Because of our liquidity needs discussed above under “Liquidity and Capital Resources -— General,” we seek to have between 75% and 85% of our variable rate debt fixed in order to provide a level of certainty to our cash flow streams. The maturity dates are laddered in order to minimize any potential exposure to unfavorable rates upon expiration of a given swap. The current effect of the swap portfolio is to fix our cash interest payments on the floating portion of $790.0 million of debt at a rate of 4.49%.
Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through September 30, 2008, we would have been able to pay a dividend of $74.7 million under the credit facility covenant. After giving effect to the dividend of $11.4 million which was declared in August 2008 and paid on November 1, 2008, we could pay a dividend of $63.3 million under the credit facility covenant.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.25:1.00, until December 31, 2008 and 5.10:1.00 thereafter, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of September 30, 2008, our total net leverage ratio was 4.59:1.00 and our interest coverage ratio was 2.80:1.00.
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

Dividends
The cash required to fund dividend payments is in addition to our other expected cash needs, both of which we expect to be funded with cash flows from operations. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.
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
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of September 30, 2008, we had approximately $2.0 million of these bonds outstanding.
Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board, (“FASB”), issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of this FSP is prohibited. We do not expect any material financial statement impact on future results of operations and financial condition.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We currently provide information about our hedging activities and use of derivatives in our quarterly and annual filings with the SEC, including many of the disclosure requirements contained within SFAS No. 161. We are currently evaluating the impact, if any, of adopting SFAS No. 161 on our disclosures. SFAS No. 161 will have no impact on our future results of operations and financial condition.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest rate swap agreements described below and assumes no changes in our capital structure. As of September 30, 2008, approximately 89.8% of our long-term debt obligations were variable rate obligations subject to interest rate swap agreements and approximately 10.2% were variable rate obligations not subject to interest rate swap agreements.
As of September 30, 2008, we had $880.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On September 30, 2008, we had interest rate swap agreements covering $790.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.87% to 5.51% and expiring on various dates from December 31, 2008 through March 31, 2013. In addition, we had $790.0 million of basis swap agreements under which we make 3-month LIBOR payments less a percentage ranging from 5.4 to 15.0 basis points and receive 1-month LIBOR. As of September 30, 2008, we had $90.0 million of variable rate debt not covered by interest rate swap agreements. If market interest rates averaged 1.0% higher than the average rates that prevailed from January 1, 2008 through September 30, 2008, interest expense would have increased by approximately $0.7 million for the period. As of September 30, 2008, the fair value of interest rate swap agreements amounted to a liability of $8.6 million, net of taxes.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages. We believe that these claims are without merit and, regardless of the merit of the claims, the damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter we filed preliminary objections and responses to Salsgivers’s complaint; however, the court ruled against our preliminary objections. On November 3, we responded to Salsgiver’s amended complaint and filed a counter claim for trespass due to attaching to our poles without an authorized agreement and in an unsafe manner.
In addition, we currently are, and from time to time may be, subject to additional claims arising in the ordinary course of business. We are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.
The second half of 2008 has witnessed unprecedented disruptions in financial markets, including volatility in asset values and constraints on the availability of credit. In addition, the U.S. economy slowed significantly in the third quarter, reflecting these disruptions and other factors. The impact, if any, that these developments might have on the Company and its business is uncertain and cannot be estimated at this time. Item 1A (“Risk Factors”) of the Company’s 2007 Annual Report on Form 10-K discusses some of the principal risks inherent in the Company’s business, including the availability of and ability to generate cash to pay dividends, the amount of debt outstanding and the Company’s ability to service and refinance it, and the effect of economic conditions in our service territories on access line loss and revenues. The current economic and financial market conditions have accentuated each of these risks and magnified their potential effect on the Company and disruptions in the financial markets have affected the availability and costs of credit generally and could adversely affect the Company’s ability to obtain additional credit or refinance existing losses.
Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could adversely affect the Company’s results.
The current economic environment could negatively impact the fair value of pension assets, which could increase future funding requirements of the Company’s pension plans and adversely impact the Company’s liquidity.
Proposed Access and Universal Service Reforms could have an adverse impact on the Company’s revenues.
The FCC is required to address the ISP remand order by November 5, 2008 to the U.S. Court of Appeals. In conjunction with the requirement, FCC Chairman Martin had proposed to incorporate comprehensive intercarrier compensation and universal service reform. The FCC has circulated an order internally and was scheduled to vote on it at the November 4, 2008 open meeting. The remaining Commissioners requested that the vote be delayed by one month and the draft Notice of Proposed Rule Making be submitted for public comment prior to a vote. Any comprehensive reform could have an adverse impact on the Company’s network access revenue, but it is unclear at this time what the direction, timing of, and how comprehensive, any reform might be.
Item 6. Exhibits
See the Exhibit Index following the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc.
(Registrant)

Date: November 7, 2008	By:	/s/ Robert J. Currey Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Steven L. Childers Steven L. Childers
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