Form 10-K
period 2008-12-31
Consolidated Communications Holdings, Inc.
filed 2009-03-16
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission File Number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
121 South 17th Street
Mattoon, Illinois 61938-3987
(Address of principal executive offices)
Registrant’s telephone number, including area code: (217) 235-3311
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $0.01 par value per share	(Name of each exchange on which registered) NASDAQ Global Select Market
Securities registered pursuant to Section12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 12, 2009 was 29,488,408. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2008 was approximately $344,780,109, computed by reference to the closing sales price of such common stock on The NASDAQ Global Select Market as of June 30, 2008. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant’s proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 5, 2009.

Acronyms Used in this Annual Report on Form 10-K

CLEC	Competitive local exchange carrier
DSL	Digital subscriber line
EBITDA	Earnings before interest, taxes, depreciation and amortization
ETFL	East Texas Fiber Line, Inc.
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
GAAP	Generally accepted accounting principles
ICC	Illinois Commerce Commission
ICTC	Illinois Consolidated Telephone Company
ILEC	Incumbent local exchange carrier
IP	Internet protocol
IPO	Initial public offering
IPTV	Internet protocol digital television
ISP	Internet service provider
LIBOR	London interbank offer rate
NECA	National Exchange Carrier Association
NOL	Net operating loss
PAPUC	Pennsylvania Public Utility Commission
PAUSF	Pennsylvania Universal Service Fund
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utilities Regulatory Act
SFAS	Statement of Financial Accounting Standards
TXUCV	TXU Communications Ventures Company
UNE	Unbundled network element
UNE-P	Unbundled network element platform
VOIP	Voice over Internet Protocol

Terminology Used in this Annual Report on Form 10-K
Access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface (BRI), primary rate interface (PRI), DSL, DS-1, DS-3, and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.
Competitive local exchange carriers (CLECs) are telecommunications providers formed after enactment of the Telecommunications Act of 1996 to provide local exchange service that competes with ILECs and other established carriers.
Digital telephone, or VOIP service involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the telephone system.
An exchange is a geographic area established for administration and pricing of telecommunications services.
Hosted VOIP is our broadband phone product that utilizes our soft switch to provide an Internet Protocol based voice service to business and residential customers. The product provides the flexibility of utilizing new telephone technology and features provided by our hosted soft switch but does not require an investment in a new telephone system to use the advanced features.
Incumbent local exchange telephone companies (ILECs) are the local telephone companies that provided local telephone exchange service on the effective date of the Telecommunications Act of 1996, or their predecessors. This designation is important because, in light of their competitive advantage, ILECs have statutory obligations that other telephone companies do not have. For example, ILECs are required to give other carriers access to certain equipment (known as unbundled network elements) or to house equipment for other carriers (known as colocation), on reasonable and nondiscriminatory terms. For more information, see Part I—Item 1—“Business—Regulatory Environment.”
Metro Ethernet is the use of carrier Ethernet technology in metropolitan area networks. Metro Ethernet services are provided over a standard, widely used Ethernet interface and can connect business local area networks to wide area networks or to the Internet. Metro Ethernet offers cost-effectiveness, reliability, scalability and bandwidth management superior to most proprietary networks.
MPLS or Multiprotocol Label Switching refers to a highly scalable data carrying mechanism in which data packets are assigned labels. Packet-forwarding decisions are made solely on the contents of this label, without the need to examine the packet itself. This allows for end-to-end circuits across any type of transport medium, using any protocol.
Rural telephone companies provide communications services to geographic areas that are not heavily populated. This designation is important because rural telephone companies are eligible to receive government subsidies to compensate for the disproportionate cost of providing service in low density areas. In addition, ILECs that are rural telephone companies, as defined in the Telecommunications Act of 1996, are exempt from some obligations to provide access to competitors.
Unified messaging is the integration of multiple messaging technologies into a single system. With this application, voice mail, fax, cellular and other messages are sent to the email inbox. From the email system, the messages can be heard, read or forwarded to others.

FORWARD-LOOKING STATEMENTS
Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. We use words like “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” and “will” to identify forward-looking statements throughout this report.
Forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we are not under any obligation to update any forward-looking information—whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements.
Please see Part I—Item 1A—“Risk Factors” of this report, as well as the other documents that we file with the SEC from time to time, for important factors that could cause our actual results to differ from current expectations and from the forward-looking statements discussed in this report.
MARKET AND INDUSTRY DATA
Market and industry data and other information used throughout this report are based on independent industry publications, government publications, publicly available information, reports by market research firms, or other published independent sources. Although we believe these sources are reliable, we have not verified the information. Some data also is based on estimates that members of management derive from their industry knowledge and review of internal surveys.
We cannot know, or reasonably determine, our market share in each of our markets or for our services because there is significant overlap in the telecommunications industry; it is difficult to isolate information regarding individual services. For example, wireless providers both compete with and complement our local telephone services.
PART I
Item 1. Business
“Consolidated Communications” or the “Company” refers to Consolidated Communications Holdings, Inc.—either alone or with its wholly-owned subsidiaries, as the context requires. The words “we,” “our,” or “us,” also refer to the Company and its subsidiaries.
On December 31, 2007, the Company acquired all of the capital stock of North Pittsburgh Systems, Inc. The results of operations for North Pittsburgh are included in the Company’s Telephone Operations segment for December 31, 2007, and thereafter.
Website Access to Securities and Exchange Commission Reports
The Company’s website can be found at www.consolidated.com. From our website, you can obtain, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Overview
Consolidated Communications owns established incumbent local exchange telephone companies (“ILECs”) that provide communications services to residential and business customers in Illinois, Texas, and Pennsylvania. Our ILECs are “rural telephone companies,” which essentially means they provide service in areas that are not heavily populated.
We offer a wide range of telecommunications services, including local and long distance service, custom calling features, private line services, high-speed Internet access, digital TV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing. In addition, we operate a number of complementary businesses, including telemarketing and order fulfillment, telephone services to county jails and state prisons, equipment sales, operator services, and mobile services.
With our acquisition of North Pittsburgh in 2007, we are the 12th largest local telephone company in the United States. We have 264,323 local access lines, 74,687 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 91,817 high-speed Internet subscribers (which we refer to as digital subscriber lines, or DSL), 16,666 Internet Protocol digital television (which we refer to as IPTV) subscribers and 6,510 digital telephone service (commonly known as Voice over Internet Protocol, or “VOIP”) subscribers.
For the years ended December 31, 2008, and 2007, we had $418.4 million and $329.2 million of revenues, respectively. In addition, we generated net income of $5.3 million, exclusive of an after tax extraordinary gain of $7.2 million for the year ended December 31, 2008, and we generated net income of $11.4 million for the year ended December 31, 2007. As of December 31, 2008, we had $880.3 million of total long-term debt, net of current portion. In addition, as of December 31, 2008, we had retained earnings of $0.0 million and stockholders’ equity of $70.1 million.
History of the Company
Founded in 1894 as the Mattoon Telephone Company by the great-grandfather of our Chairman, Richard A. Lumpkin, we began as one of the nation’s first independent telephone companies. After several acquisitions, the Mattoon Telephone Company was incorporated as Illinois Consolidated Telephone Company, or ICTC, on April 10, 1924. In 1997, McLeodUSA acquired ICTC and all related businesses from the Lumpkin family, but Mr. Lumpkin and two private equity firms, Spectrum Equity and Providence Equity, repurchased ICTC and several related businesses five years later.
On April 14, 2004, we acquired TXU Communications Ventures Company, or TXUCV, from TXU Corporation. TXUCV owned rural telephone operations in Lufkin, Conroe, and Katy, Texas, which had been operating in those markets for over 90 years. This acquisition approximately tripled the size of the Company.
On July 27, 2005, we completed the initial public offering of our common stock. At the same time, Spectrum Equity sold its entire investment and Providence Equity sold 50 percent of its investment. In July 2006, the Company repurchased the remaining shares owned by Providence Equity.
On December 31, 2007, we completed the acquisition of North Pittsburgh. Through its subsidiaries, North Pittsburgh advanced communication services to residential and business customers in several counties in western Pennsylvania and a CLEC that operates in the Pittsburgh metropolitan area.
Our Strengths
Stable local telephone business
Demand for local telephone services from our residential and business customers has been stable despite changing economic conditions. We operate in a supportive regulatory environment, and competition in our markets is limited. As a result of these favorable conditions, our local telephone business generates relatively consistent cash flow from year to year. Our longstanding relationship with our local telephone customers enables us to pursue increased revenue per access line by selling additional services through a bundling strategy, that includes our triple play offering of voice, DSL, and IPTV services.

Attractive markets
The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories. In the past we had limited competition for basic voice services from wireless carriers and non-facilities-based providers using VOIP, but cable providers have started offering voice services. Both Suddenlink and Comcast, cable competitors in Texas, launched a competing voice product in the second quarter of 2008. The cable operator Mediacom also has launched a voice product in our Illinois markets in 2007. In 2008, NewWave Communications launched a competing voice product in the portions of our Illinois market that is not serviced by Mediacom. In our North Pittsburgh territory, each of the two incumbent cable providers, Armstrong and Comcast, launched a competitive VOIP offering in 2006.
Our Lufkin, Texas, and central Illinois markets have experienced only nominal population growth over the past decade. As of December 31, 2008, 106,419, or approximately 40.2%, of our local access lines were located in these markets. Until the cable operators launched voice services, we had experienced limited competition in these markets because the low customer density and predominantly residential character of the area have discouraged competing networks from making the significant capital investment required to offer service.
Our Conroe and Katy, Texas markets are suburbs on the outskirts of the Houston metropolitan area. As of December 31, 2008, 99,044, or approximately 37.5%, of our local access lines were located in these markets. Conroe and Katy have experienced above-average population and business employment growth over the past decade compared to Texas and the United States as a whole. According to the most recent census, the median household income in the primary county in our Conroe market was $50,000 per year, and in our Katy market was $60,000 per year. In contrast, median annual household income was $39,927 in Texas and $42,148 in the United States.
At the time of the acquisition, North Pittsburgh had three operating subsidiaries: an ILEC, a CLEC, and an Internet service provider (ISP). North Pittsburgh operates in a territory of approximately 285 square miles, including portions of Allegheny, Armstrong, Butler, and Westmoreland counties. Over the past decade, North Pittsburgh’s ILEC territory has experienced population growth because suburban communities have been expanding into its serving area. (The southernmost point of this territory is only 12 miles from Pittsburgh.) For the same reason, the ILEC has benefited from growth in business activity and favorable market demographics. Approximately 58,860, or 22.3%, of our access lines are located in the North Pittsburgh territory.
North Pittsburgh’s CLEC business furnishes telecommunication and broadband services south of the ILEC’s territory to customers in Pittsburgh and its surrounding suburbs as well as to the north in the City of Butler and its surrounding areas. Verizon is the ILEC in the Pittsburgh area, while Embarq (formerly Sprint) is the ILEC in Butler.
Technologically advanced network
We have invested significantly over the last several years in building a technologically advanced network capable of delivering a broad array of reliable, high quality voice, data, and video services to our Illinois and Texas customers on a cost-effective basis. For example, approximately 95% of our total local access lines were DSL-capable as of December 31, 2008. Approximately 96% of these DSL-capable lines are capable of speeds of 3 megabits per second (Mbps) or greater. We believe our superior Internet Protocol, or IP, backbone network gives us a lower cost, better quality, and flexible platform that will enable us to develop and deliver new broadband applications to our customers over our existing network, generating additional revenues per customer. We will need to provide set-top boxes for subscribers, but otherwise we believe our current network can support increased IPTV subscribers with limited additional network preparation.
Our Pennsylvania market offers many of the same advanced IP network capabilities, with DSL available to 100% of the customer base. Metro-Ethernet, VOIP services, and other additional IP services leverage the extensive MPLS (Multi-Protocol Label Switching) core network, making it more efficient and scalable. The wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network closer to the customer premises, we can enhance service offerings, quality and higher bandwidth services.

Broad service offerings and bundling of services
We offer our residential and business customers a single point of contact for access to a broad array of voice, data, and video services. We provide local and long distance service, multiple speeds of DSL service, and a robust IPTV video offering with over 200 all-digital channels, high definition (“HD”) offerings, and digital video recorder (“DVR”) services. We also offer custom calling services, carrier access services, digital telephone service to residential and business customers, and directory publishing.
Bundling our service offerings enables us to offer and sell a more complete package of services, which simultaneously increases our average revenue per user and adds value for the consumer. We also believe that bundling leads to increased customer loyalty and retention. As of December 31, 2008, we had 42,054 customers who subscribed to service bundles that included local service and a selection of other services including custom calling features, DSL, and IPTV.
Favorable regulatory environment
We benefit from federal and Texas and Pennsylvania state subsidies designed to promote “universal service,” or widely available quality telephone service at affordable prices in rural areas. For the year ended December 31, 2008, we received $32.1 million in payments from the federal universal service fund, $17.9 million from the Texas universal service fund, and $5.2 million from the Pennsylvania universal service fund. In the aggregate, these payments constituted 13.2% of our revenues for the year ended December 31, 2008. For the year ended December 31, 2007, we received $27.0 million from the federal universal service fund and $19.0 million from the Texas universal service fund, constituting 14.0% of revenues for the year.
Experienced management team with proven track record
With an average of over 20 years of experience in both regulated and non-regulated telecommunications businesses, our management team has demonstrated that it can deliver profitable growth while providing high levels of customer satisfaction. Specifically, our management team has a proven track record of:
•	providing superior quality services to rural customers in a regulated environment;

•	implementing successful business integrations and acquisitions; and

•	launching and growing new services, such as DSL and IPTV, along with managing CLEC businesses and complementary services, such as operator, telemarketing, and order fulfillment services and directory publishing.
Business Strategy
Increase revenues per customer
We continue to focus on increasing our revenues per customer, primarily by improving our DSL and IPTV market penetration, increasing the sale of other value-added services, and encouraging customers to subscribe to our service bundles.
Over the last three years we have expanded our service bundle by introducing IPTV in selected Illinois and Texas markets. After making necessary upgrades to our network and purchasing programming content, we launched IPTV in our Pennsylvania markets in April 2008, four months after acquiring the company. All of our markets currently offer HD programming and DVR service that further increases our average revenue per user. As of December 31, 2008, over 90% of our video customers have taken our triple play offering. In total, we had 16,666 video subscribers and the capability of offering the service to over 142,800 households in our territories.

Improve operating efficiency
Over the years, we have made significant operating and management improvements. In particular, we centralized many of our business and back office operations into one functional organization with common work groups, processes, and systems. Following our acquisition of North Pittsburgh, all of its financial, human resource, and supply chain systems were immediately integrated into our existing systems. Because of these efficiencies, management and customer service personnel can focus on running the business and better serving our customers in a cost-effective manner. We also identified several “fast track” projects that allowed us to improve our cost structure while launching new products and improving the customer experience. By mid-2009 we will convert the North Pittsburgh ILEC billing system to a common platform currently used by our Illinois and Texas operations.
Maintain capital expenditure discipline
Across all of our territories we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted capital investment. For example, specific investments in our IP core and access networks allow us to continue to have significant flexibility to expand our new service offerings such as IPTV and digital telephone services in a very cost-efficient manner while maintaining our reputation as a high-quality service provider.
Pursue selective acquisitions
Although we focused on integrating North Pittsburgh in 2008, in the longer term we will continue to pursue a disciplined process of selectively acquiring access lines or operating companies. When we evaluate potential acquisitions, we consider whether:
•	the market is attractive;

•	the network is of appropriate quality;

•	we can integrate the acquired company efficiently;

•	there are potential operating synergies; and

•	the transaction is cash flow accretive from day one.
Source of Revenues
The following chart summarizes our primary sources of revenues for the last two years:

	2008		2007
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues

Revenues
Telephone Operations
Local calling services	$104.6	25.0%	$82.8	25.2%
Network access services	94.6	22.6	70.2	21.3
Subsidies	55.2	13.2	46.0	14.0
Long distance services	24.0	5.7	14.0	4.2
Data and Internet services	62.7	15.0	38.0	11.5
Other services	36.9	8.8	35.8	10.9

Total Telephone Operations	378.0	90.3	286.8	87.1
Other Operations	40.4	9.7	42.4	12.9

Total operating revenues	$418.4	100%	$329.2	100%

Telephone Operations
Our Telephone Operations segment consists of local calling services, network access services, subsidies, long distance services, data and Internet services (including DSL, IPTV and digital telephone service), and other services. As of December 31, 2008, our Telephone Operations segment had approximately:
•	264,323 local access lines in service, of which approximately 61.3% served residential customers and 38.7% served business customers;

•	165,953 long distance lines, which represented 62.8% penetration of our local access lines;

•	91,817 DSL lines; and

•	16,666 IPTV subscribers.
Our Telephone Operations segment generated approximately $91.9 million of cash flows from operating activities for the year ended December 31, 2008, and $82.5 million for the year ended December 31, 2007. As of December 31, 2008, our Telephone Operations had total assets of approximately $1,227.3 million.
Local calling services include dial tone and other basic services. We generally charge residential and business customers a fixed monthly rate for access to the network and for originating and receiving telephone calls within their local calling area.
Custom calling features consist of caller name and number identification, call forwarding, and call waiting. Value-added services consist of teleconferencing and voice mail. We usually charge a flat monthly fee for custom calling features and value-added services. Otherwise, we bundle the selected services with local calling services at a discounted rate.
We offer private lines that provide direct connections between two or more local locations—primarily to business customers—at flat monthly rates. In our Pennsylvania and Texas markets, we offer small- and medium-sized businesses a hosted VOIP package, which utilizes our current switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system to get the features. The package bundles local service, calling features, IP business telephones, and unified messaging, which integrates multiple messaging technologies into a single system, such as allowing the customer to receive and listen to voice messages through email. We have introduced a similar product to our residential customers in Texas and Illinois and expect to extend the offering it our Pennsylvania residential customers in 2009.
Network access services allow customers to make or receive calls in our service area. Our long-distance customers typically pay a monthly fee for this service. In addition, other carriers pay network access charges for originating or terminating calls within our service areas. These charges, which are regulated, also apply to private lines that connect a customer in one of our service areas to a location outside of our service areas. Network access charges include subscriber line charges (a fee for being connected to the telephone network), local number portability fees (whereby consumers can keep their telephone number when changing carriers), and universal services surcharges.
We record the details of long distance and private line calls through our carrier access billing system and bill the applicable carriers on a monthly basis. The network access charge rates for intrastate long distance calls and private lines within Illinois, Texas, and Pennsylvania are regulated and approved by the Illinois Commerce Commission (the “ICC”), the Public Utility Commission of Texas (“PUCT”), and the Pennsylvania Public Utility Commission (“PAPUC”), respectively. The access charge rates for interstate long distance calls and private lines are regulated and approved by the Federal Communications Commission (the “FCC”). See “Regulatory Environment—Federal Regulation” and “Regulatory Environment—Access Charges.”
Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas. Subsidies come from pools to which telecommunications providers, including local, long distance, and wireless carriers, contribute on a monthly basis. Subsidies are allocated and distributed to rural carriers monthly based upon their respective costs for providing local service. In Illinois we receive federal but not state subsidies; in Texas and Pennsylvania we receive both federal and state subsidies.

Long distance services enable customers to originate calls that terminate outside their local calling area. We offer a variety of long distance plans, including an unlimited calling plan, and offer a combination of subscription and usage fees.
Data and Internet services include revenues from non-local private lines and for providing access to the Internet and IPTV. We also offer a variety of data connectivity services, including Asynchronous Transfer Mode and gigabit Ethernet products and frame relay networks. In our Pennsylvania markets we also provide virtual hosting services, collocation services, custom web site delevopment, and e-commerce enabling technologies.
Other services include revenues from telephone directory publishing, wholesale transport services on our fiber optic network in Texas, billing and collection services, inside wiring service, and maintenance.
Wireless partnership investments are included as a component of other income in our Telephone Operations segment. This includes our limited partnership interests in Boulevard Communications, a competitive access provider, and five cellular partnerships: GTE Mobilnet of South Texas, GTE Mobilnet of Texas RSA #17, Pittsburgh SMSA, Pennsylvania RSA 6(I), and Pennsylvania RSA 6(II).
We own approximately 2.3% of GTE Mobilnet of South Texas, which serves the greater Houston metropolitan area. Because we have a minor ownership interest and cannot influence operations, we account for this investment using the cost basis; income is recognized only on cash distributions paid to us up to our proportionate earnings in the partnership. We recognized income on cash distributions of $4.1 million from this partnership for the year ended December 31, 2008, and $4.2 million for the year ended December 31, 2007.
We own approximately 17.0% of GTE Mobilnet of Texas RSA #17, which serves areas in and around Conroe, Texas. Because we have some influence over the operating and financial policies of this partnership, we account for the investment under the equity method, recognizing income based on the proportion of the earnings generated by the partnership that would be allocated to us. Cash distributions are recorded as a reduction in our investment amount. For the year ended December 31, 2008, we recognized income of $2.6 million and received cash distributions of $0.9 million from this partnership. For the year ended December 31, 2007, we recognized income of $2.2 million and received cash distributions of $1.9 million.
San Antonio MTA, L.P., a wholly-owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both GTE Mobilnet of South Texas and GTE Mobilnet of Texas RSA #17.
In connection with the acquisition of North Pittsburgh, we acquired 3.6% of Pittsburgh SMSA, 16.6725% of Pennsylvania RSA 6(I), and 23.67% of Pennsylvania RSA 6(II) wireless partnerships, all of which are majority owned and operated by Verizon Wireless. These partnerships cover territories that almost entirely overlap the markets served by North Pittsburgh’s ILEC and CLEC operations. Because of our limited influence over Pittsburgh SMSA, we account for the investment using the cost basis. We recognized income on cash distributions from Pittsburgh SMSA of $5.6 million for the year ended December 31, 2008. The Pennsylvania RSA 6(I) and RSA 6(II) partnerships are accounted for under the equity method. We recognized income of $7.5 million and received cash distributions of $7.0 million from these partnerships for the year ended December 31, 2008.
Boulevard Communications, L.L.P. is a Pennsylvania limited liability partnership equally owned by North Pittsburgh and a company in the Armstrong Holdings, Inc. group of companies. Boulevard provides point-to-point data services to businesses in western Pennsylvania, including access to ISPs, connections to interexchange carriers, and high-speed data transmission. We account for the Boulevard investment under the equity method.

Other Operations
Our Other Operations segment, which does not include any North Pittsburgh operations, consists of five complementary businesses:
•	Public Services provides local and long distance service and automated calling service for correctional facilities.
•	Business Systems sells and installs telecommunications equipment, such as key, private branch exchange (PBX), and IP-based telephone systems, to business customers in Texas and Illinois.
•	Market Response provides telemarketing and order fulfillment services.
•	Operator Services offers both live and automated local and long distance operator services and national directory assistance on a wholesale and retail basis.
•	Mobile Services provides one-way messaging service predominantly to our Illinois business customers. A portion of the 2008 revenues included our Illinois cellular agency and Texas Mobile Virtual Network Operator (“MVNO”) operations, which were discontinued in 2008. Beginning in 2009, the remaining product, paging services, will be classified as a product in our Telephone Operations segment rather than as a business within Other Operations.
Our Other Operations segment generated approximately $0.5 million of cash flows from operating activities for the year ended December 31, 2008, and ($0.4) million for the year ended December 31, 2007. As of December 31, 2008, Other Operations had total assets of approximately $14.3 million.
Customers and Markets
Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas. We cover an area of approximately 2,681 square miles, primarily in five central Illinois counties: Coles, Christian, Montgomery, Effingham, and Shelby. We provide basic telephone services in this territory, with 68,679 local access lines, or approximately 25.6 lines per square mile, as of December 31, 2008. Approximately 57.9% of our local access lines serve residential customers, with the remainder serving business customers. Our Illinois business customers are predominantly small retail, commercial, light manufacturing, and service industry accounts, as well as universities and hospitals.
Our 21 exchanges in Texas serve three principal geographic markets—Lufkin, Conroe, and Katy—in an approximately 2,054 square mile area. We provide basic telephone services in this territory, with 136,784 local access lines, or approximately 66.6 lines per square mile, as of December 31, 2008. Approximately 65.5% of our Texas local access lines serve residential customers, with the remainder serving business customers. Our Texas business customers are predominately manufacturing and retail industries; our largest business customers are hospitals, local governments, and school districts.
The Lufkin market is centered primarily in Angelina county in east Texas, approximately 120 miles northeast of Houston, and extends into three neighboring counties. The area is a center for the lumber industry and includes other significant industries such as education, health care, manufacturing, retail, and social services.
The Conroe market is located primarily in Montgomery County and is centered approximately 40 miles north of Houston. Parts of the Conroe operating territory extend south to within 28 miles of downtown Houston, including parts of the affluent suburb of the Woodlands. Major industries in this market include education, health care, manufacturing, retail, and social services.
The Katy market is located in parts of Fort Bend, Harris, Waller, and Brazoria counties and is centered approximately 30 miles west of downtown Houston along the busy and expanding I-10 corridor. Most of the Katy market is considered part of metropolitan Houston, with major industries including administrative, education, health care, management, professional, retail, scientific and waste management services.
The Pennsylvania ILEC territory covers 285 square miles and serves portions of Allegheny, Armstrong, Butler, and Westmorland counties in western Pennsylvania. The southernmost point of the ILEC territory is just 12 miles from Pittsburgh. We provide basic telephone services in this territory, with approximately 58,860 local access lines, or approximately 206.5 lines per square mile, as of December 31, 2008. Approximately 55.7% of our North Pittsburgh local access lines serve residential customers and the remainder serve business customers. The CLEC operations expand south to serve Pittsburgh and north to serve the city of Butler. The CLEC primarily targets small to mid-sized businesses, educational institutions, and healthcare facilities.

Sales and Marketing
Telephone Operations
The key components of our overall marketing strategy in the Telephone Operations segment include:
•	positioning ourselves as a single point of contact for our customers’ communications needs;
•	providing customers with a broad array of voice and data services, and bundling services where possible;
•	providing excellent customer service, including 24-hour, 7-day a week centralized customer support to coordinate installation of new services, repair and maintenance functions;
•	developing and delivering new services; and
•	leveraging our history and involvement with local communities and expanding “Consolidated Communications” and “Consolidated” brand recognition.
Our consumer sales strategy is focused on increasing our penetration of broadband services, including DSL, IPTV and digital telephone, in all of our service areas. We are also focused on cross-selling our services, developing additional services to maximize revenues and increase revenues per user, and increasing customer loyalty through superior service, local presence, and motivated service employees.
Our Telephone Operations segment currently has three sales channels: call centers, communication centers, and commissioned sales people. Our customer service call centers serve as the primary sales channels for residential and business customers with one or two phone lines. Commissioned sales representatives provide customized proposals to larger business customers. In 2006, we formed a new group of commissioned sales people, called our “Feet on the Street” team. This team canvasses our territory offering residential customers our full suite of products, leading with our triple-play bundled offering of voice, DSL, and IPTV services. In addition to being a strong sales point of contact, this sales channel also helps us to identify and address customer service issues, if any, on a proactive face-to-face basis. This team of individuals can be scaled up or down to match our business needs, including, for example, if we launch a new product.
Our customers also can visit one of our eight communications centers to address various communications needs, including paying bills or ordering new service. We believe that the availability of communication centers has helped decrease customers’ late payments and bad debt.
Our Telephone Operations’ sales efforts are supported by direct mail, bill inserts, newspaper advertising, public relations activities, sponsorship of community events, and website promotions.
Directory Publishing is supported by a dedicated sales force, which spends months each year focused on each of the directory markets in order to maximize advertising sales. We believe the directory business has been an efficient tool for marketing our other services and for promoting brand development and awareness.
Transport Services has a sales force of commissioned sales people specializing in wholesale transport products.
Other Operations
Each of our Other Operations businesses executes our sales and marketing strategy primarily through an independent sales and marketing team comprising dedicated field sales account managers, management, and service representatives. Salespeople enhance these efforts by attending industry trade shows and assuming leadership roles in industry groups including the U.S. Telecom Association, the Associated Communications Companies of America, and the Independent Telephone and Telecommunications Alliance.

Information Technology and Support Systems
Our information technology and support systems staff is a seasoned organization that supports day-to-day operations and develops system enhancements. The technology supporting our Telephone Operations segment is centered on a core of commercially available and internally maintained systems.
In 2005 and 2006 we successfully migrated most of the key business processes of our Illinois and Texas telephone operations onto single company-wide systems and platforms including common network provisioning, network management, workforce management systems, and financial systems. In 2007, we upgraded and integrated our telephone billing system in Illinois. All of North Pittsburgh’s financial, human resource, and supply chain systems were immediately integrated into our existing systems, while provisioning, network management, and trouble management were integrated to common platforms throughout 2008 and the ILEC billing platform will be integrated in mid-2009. Our core systems and hardware platform are readily expandable.
Network Architecture and Technology
All of our local networks are based on a Carrier Serving Area, or CSA, architecture. CSA architecture allows access equipment to be placed closer to customer premises, which means customers can be connected to the equipment over shorter copper loops than would be possible if all customers were connected directly to the carrier’s main switch. The access equipment is connected back to the main switch on a high capacity fiber circuit, resulting in extensive fiber deployment throughout the network, which enables us to provide broadband services in excess of 20 Mbps to our customers.
A single engineering team is responsible for the overall architecture and interoperability of the various elements in the combined network of our Illinois, Texas, and Pennsylvania telephone operations. Our network operations center, or NOC, in Lufkin, Texas, monitors the performance of our enterprise wide communications network around the clock. This center is connected to our NOC in Mattoon, Illinois, which deals with customer-specific issues. We believe our NOCs allow our Telephone Operations to maintain high network performance standards using common network systems and platforms, which allows us to efficiently handle weekend and after-hours coverage between all of our markets and more efficiently allocate personnel to manage fluctuations in our workload volumes.
Our network is supported by advanced 100% digital switches, with a fiber network connecting 63 of our 65 exchanges. These switches provide all of our local telephone customers with access to custom calling features, value-added services, and dial-up Internet access. We have four additional switches: one that supports feature-rich VOIP, two dedicated to long distance service, and one that supports our Public Services and Operator Services businesses.
After years of making network improvements and developing content relationships, we introduced IPTV service (which is functionally similar to digital cable television) in selected Illinois markets in 2005, Texas markets in 2006, and Pennsylvania markets in 2008. As of December 31, 2008, IPTV was available to approximately 142,800 homes in our markets. Our IPTV subscriber base grew from 12,241 as of December 31, 2007, to 16,666 as of December 31, 2008. We will need to provide set-top boxes to future subscribers, but we do not anticipate having to make any material capital upgrades to our network infrastructure in connection with our expansion of IPTV.
In Texas we also operate a transport network, which consists of approximately 2,500 route-miles of fiber optic cable. Approximately 54% of this network consists of cable sheath that we own, either directly or through East Texas Fiber Line Incorporated (our majority-owned subsidiary) and Fort Bend Fibernet (a partnership partly owned by us). For most of the remaining route-miles of the network, we purchased strands on third-party fiber networks under contracts commonly known as indefeasible rights of use. In limited cases, we also lease capacity on third-party fiber networks to complete routes. These assets also support our IPTV video product in Texas.
In the past ten years, North Pittsburgh has invested over $160 million to develop a high quality 100% digital switching network, comprising nine central offices and 86 CSAs. The CSA architecture has enabled North Pittsburgh to provide DSL service, with speeds up to 3 Mbps, to all of its access lines. In addition, North Pittsburgh has deployed fiber optic cable extensively throughout its network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links, as well as the majority of business parks within its ILEC serving area.

Prior to being acquired by Consolidated Communications, North Pittsburgh completed a capital construction project to deploy fiber closer to the homes and businesses it serves. As of December 31, 2008, approximately 90% percent of North Pittsburgh’s potential access lines have fiber within 5,000 feet, which will allow for DSL deployment at speeds ranging between 20 to 25 mbps and support our IPTV product in Pennsylvania. North Pittsburgh also has upgraded its data transmission network to a gigabit Ethernet backbone using a Multiple Protocol Label Switching (MPLS) network that will more efficiently and effectively handle the increased bandwidth demands from its next-generation DSL products and its business-class Ethernet offerings.
The Pennsylvania CLEC operates an extensive network with over 300 route miles of fiber optic facilities in the Pittsburgh metropolitan area. The CLEC has placed equipment in 27 Verizon central offices and one Embarq central office, and primarily serves its customers using UNE loops. In the Pittsburgh market, the CLEC operates a carrier hotel that serves as the hub for its fiber optic network. We offer space in this carrier hotel to ISPs, long distance carriers, other CLECs, and other customers who need a carrier-class location to house voice and data equipment and access to a number of networks, including ours.
Employees
As of December 31, 2008, we had a total of 1,315 employees, of which 1,195 were full-time and 120 were part-time. Approximately 343 of the employees located in Illinois are represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement that expired November 15, 2008. On February 3, 2009 the International Brotherhood of Electrical Workers ratified a new four year collective bargaining agreement, which will expire on November 15, 2012. Approximately 316 of the employees located in Texas and Pennsylvania are represented by the Communications Workers of America under collective bargaining agreements that expire October 15, 2010, and September 30, 2011, respectively. We believe that management currently has a good relationship with the employees of the Company.
Competition
Local telephone market
In general, telecommunications service in rural areas is more costly to provide than service in urban areas; the lower customer density necessitates higher capital expenditures on a per customer basis. As a result, it generally is not economically viable for new entrants to overlap existing networks in rural territories.
Despite the barriers to entry, rural telephone companies face some competition for voice services from cable providers, wireless providers, and competitive telephone companies. Cable providers are upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, data, and video communications. Competitive telephone companies have been granted permission by state regulators to offer local telephone service in areas already served by a local telephone company. Although they have not yet done so, electric utility companies have existing assets and low cost access to capital that may allow them to enter a market rapidly and accelerate network development.
Industry participants increasingly are embracing VOIP service, which essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the telephone system. While current VOIP applications typically complete calls using ILEC infrastructure and networks, as VOIP services become more widespread and technology advances, more calls may be placed without using the telephone system. On March 10, 2004, the FCC issued a Notice of Proposed Rulemaking with respect to IP-enabled services. Among other things, the FCC is considering whether VOIP services are regulated telecommunications services or unregulated information services. The FCC has yet to issue a decision on the matter. We cannot predict the outcome of the FCC’s rulemaking or how it will affect the revenues of our rural telephone companies. The proliferation of VOIP, particularly to the extent such communications do not utilize our networks, may reduce our customer base and cause us to lose access fees and other funding.

Mediacom, which serves portions of our Illinois territories, offers VOIP that competes with our basic voice services. In 2008, NewWave Communications launched a competing voice product in the portions of our Illinois territory that is not served by Mediacom. In addition, both Suddenlink and Comcast, cable competitors in Texas, launched a competing voice product this year. These companies also compete with us for customers interested in video and DSL services. In our North Pittsburgh territory, each of the two incumbent cable providers, Armstrong and Comcast, offer a competitive VOIP offering. Armstrong and Comcast also offer aggressive triple play packages of voice, video, and broadband service. In general, cable companies have modern networks and the capacity to serve a substantial number of customers. We estimate that cable companies now cover 85% of our territory.
Wireless service
Rural telephone companies usually face less wireless competition than non-rural providers of voice services because wireless networks in rural areas generally are less developed. Our service areas in Conroe and Katy, Texas are exceptions to this general rule because they are close to Houston. As a result, we are facing increased competition from wireless service providers in those markets. Our Pennsylvania markets also are exposed to increased competition from wireless service providers because of the concentration of interstate and major highways in the territory. We have experienced the loss of access lines by customers choosing to eliminate their wireline service in favor of a wireless provider. We believe that wireless substitution will continue to be a competitive threat in the years to come.
Internet service
The Internet services market is highly competitive and there are few barriers to entry. Internet services—meaning wired and wireless Internet access and on-line content services—are provided by cable providers, Internet service providers, long distance carriers, and satellite-based companies. Many of these companies provide direct access to the Internet and a variety of supporting services. In addition, many companies offer access to closed, proprietary information networks.
Cable providers have aggressively entered the Internet access markets over the last few years. Both have substantial transmission capabilities, traditionally carry data to large numbers of customers, and have a billing system infrastructure that permits them to add new services. Industry sources expect, and we agree, that competition for Internet services will continue to be very competitive.
Long distance service
The long distance telecommunications market is highly competitive. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing service, and quality all influence customers’ choices.
Other competition
Our other lines of business are subject to substantial competition from local, regional, and national competitors. In particular, our directory publishing and transport businesses operate in competitive markets. We expect that competition in all of our businesses will continue to intensify as new technologies and new services are offered. Customers in these businesses can and do change vendors frequently. Long-term contracts are unusual, and those that do exist have cancellation clauses that allow quick termination. Where long-term contracts are in place, customers are renewing them for shorter terms.

Regulatory Environment
The following summary does not describe all existing and proposed legislation and regulations affecting the telecommunications industry. Regulation can change rapidly, and ongoing proceedings and hearings could alter the manner in which the telecommunications industry operates. We cannot predict the outcome of any of these developments, nor their potential impact on us. See “Risk Factors—Regulatory Risks.”
Overview
The telecommunications industry is subject to extensive federal, state, and local regulation. Under the Telecommunications Act of 1996 (“Telecommunications Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.
At the federal level, the Federal Communications Commission, or FCC, generally exercises jurisdiction over facilities and services of local exchange carriers such as our rural telephone companies to the extent they are used to provide, originate, or terminate interstate or international communications. The FCC has the authority to condition, modify, cancel, terminate, or revoke our operating authority for failure to comply with applicable federal laws or FCC rules, regulations, and policies. Fines or other penalties also may be imposed for any of these violations.
State regulatory commissions, such as the ICC in Illinois, PAPUC in Pennsylvania, and the PUCT in Texas, generally exercise jurisdiction over carriers’ facilities and services to the extent they are used to provide, originate, or terminate intrastate communications. In particular, state regulatory agencies have substantial oversight over interconnection and network access by competitors of our rural telephone companies. In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks. State regulators can sanction our rural telephone companies or revoke our certifications if we violate relevant laws or regulations.
Federal regulation
Our rural telephone companies and competitive local exchange companies must comply with the Communications Act of 1934, which requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The 1996 amendments to the Communications Act (contained in the Telecommunications Act discussed below) dramatically changed, and likely will continue to change, the landscape of the industry.
Removal of entry barriers
The central aim of the Telecommunications Act is to open local telecommunications markets to competition while enhancing universal service. Before the Telecommunications Act was enacted, many states limited the services that could be offered by a company competing with an incumbent telephone company. The Telecommunications Act preempts these state and local laws.
The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers. All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers. Local exchange carriers, including our rural telephone companies, are required to:
•	allow other carriers to resell their services;

•	provide number portability where feasible;

•	ensure dialing parity, meaning that consumers can choose their default local or long distance telephone company without having to dial additional digits;

•	ensure that competitors’ customers receive nondiscriminatory access to telephone numbers, operator service, directory assistance, and directory listing;

•	afford competitors access to telephone poles, ducts, conduits, and rights-of-way; and

•	establish reciprocal compensation arrangements with other carriers for the transport and termination of telecommunications traffic.

Furthermore, the Telecommunications Act imposes on incumbent telephone companies (other than rural telephone companies that maintain their so-called “rural exemption” as our subsidiaries do) additional obligations to:
•	negotiate interconnection agreements with other carriers in good faith;
•	interconnect their facilities and equipment with any requesting telecommunications carrier, at any technically feasible point, at nondiscriminatory rates and on nondiscriminatory terms and conditions;
•	offer their retail services to other carriers for resale at discounted wholesale rates;
•	provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability; and
•	provide, at rates, terms, and conditions that are just, reasonable, and nondiscriminatory, for the physical collocation of other carriers’ equipment necessary for interconnection or access to UNEs at the premises of the incumbent telephone company.
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
Intrastate network access charges are regulated by state commissions. Network access charges in our Illinois market currently mirror interstate charges for everything but local switching. Interstate and intrastate network access charges in our North Pittsburgh market also are very similar. In contrast, as required by Texas regulators, our Texas rural telephone companies impose significantly higher network access charges for intrastate transmissions than for interstate transmissions.
The FCC regulates the prices we may charge for the use of our local telephone facilities to originate or terminate interstate and international transmissions. The FCC has structured these prices as a combination of flat monthly charges paid by customers, and usage-sensitive charges or flat monthly rate charges paid by long distance or other carriers.
The FCC regulates levels of interstate network access charges by imposing price caps on Regional Bell Operating Companies, referred to as RBOCs, and other large incumbent telephone companies. These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings. Incumbent telephone companies, such as our local telephone companies, may elect to base network access charges on price caps, but are not required to do so.
Historically, all of our rural telephone companies have elected not to apply federal price caps. Instead, they employ rate-of-return regulation for their network interstate access charges, whereby they earn a fixed return on their investment—currently 11.25%—over and above operating costs. In December 2007, we filed a petition with the FCC seeking to permit our Illinois and Texas companies to convert to price cap regulation. Our petition was approved on May 6, 2008 and is effective on July 1, 2008. This conversion gives us greater pricing flexibility for interstate services, especially the increasingly competitive special access segment. It also provides us the potential to increase our net earnings by becoming more productive and introducing new services. On the other hand, we were required to reduce our interstate access charges in Illinois significantly, and because our Illinois intrastate access charges generally mirror interstate rates, this conversion also may result in lower intrastate revenues in Illinois. In addition, we will receive somewhat reduced subsidies from the interstate Universal Service Fund program.
Our Pennsylvania rural telephone company is an average schedule rate of return company, which means its interstate access revenues are based upon a statistical formula developed by the National Exchange Carrier Association (“NECA”) and approved by the FCC, rather than upon its actual costs. In its 2006 and 2007 annual revisions of the average schedule formulas, NECA proposed and the FCC approved structural changes that were fully phased in during 2008, reducing our Pennsylvania rural telephone company’s annual interstate revenues by approximately $3.7 million compared to periods prior to the phase in of the structural changes. NECA and the FCC may make further changes to the formulas in future years, which could have an additional impact on our revenues. Our Pennsylvania rural telephone company has the option to become a cost company, meaning its rates would be subject to its own individual cost and demand data studies, but this option would be irrevocable if exercised. We cannot predict whether or when it would be advantageous to make this conversion.

Traditionally, regulators have allowed network access rates for rural areas to be set higher than the actual cost of terminating or originating long distance calls as an implicit means of subsidizing the high cost of providing local service in rural areas. Following a series of federal court decisions ruling that subsidies must be explicit rather than implicit, the FCC adopted reforms in 2001 that reduced per-minute network access charges and shifted a portion of cost recovery, which historically was imposed on long distance carriers, to flat-rate, monthly subscriber line charges imposed on end-user customers. While the FCC also increased explicit subsidies to rural telephone companies through the universal service fund, the aggregate amount of interstate network access charges paid by long distance carriers to access providers, such as our rural telephone companies, has decreased and may continue to decrease.
Unlike the federal system, Illinois does not provide an explicit subsidy in the form of a universal service fund. Therefore, while subsidies from the federal universal service fund offset the decrease in revenues resulting from the reduction in interstate network access rates in Illinois, there was no corresponding offset for the decrease in revenues from the reduction in intrastate network access rates. In Pennsylvania and Texas, the intrastate network access rate regime applicable to our rural telephone companies does not mirror the FCC regime, so the impact of the reforms was revenue neutral. The Texas legislature is expected to consider potential changes to rates during the legislative session beginning in January 2009.
In recent years, carriers have become more aggressive in disputing the FCC’s interstate access charge rates and the application of access charges to their telecommunications traffic. We believe these disputes have increased in part because advances in technology have made it more difficult to determine the identity and jurisdiction of traffic, giving carriers an increased opportunity to challenge access costs for their traffic. For example, in September 2003, Vonage Holdings Corporation filed a petition with the FCC to preempt an order of the Minnesota Public Utilities Commission asserting jurisdiction over Vonage. The FCC determined that it was impossible to divide Vonage’s VOIP service into interstate and intrastate components without negating federal rules and policies. Accordingly, the FCC found it was an interstate service not subject to traditional state telephone regulation. While the FCC order did not specifically address whether intrastate access charges were applicable to Vonage’s VOIP service, the fact that the service was found to be solely interstate raises that concern. We cannot predict what other actions other long distance carriers may take before the FCC or with their local exchange carriers, including our rural telephone companies, to challenge the applicability of access charges. We have not received any such claims to date, but we cannot guarantee that none will arise. Due to the increasing deployment of VOIP services and other technological changes, we believe these types of disputes and claims are likely to increase.
On July 25, 2006, the FCC issued for comment CC Docket 01-92, Missoula Intercarrier Compensation Plan, or the Missoula Plan—a proposal for a comprehensive reform of network access charges and other forms of compensation for the exchange of traffic among telecommunications carriers. Consolidated Communications has publicly supported the Missoula Plan; our state regulators have filed comments in opposition. The FCC has taken no action on the proposal to date. We continue to actively participate in shaping intercarrier compensation and universal service reforms through our own efforts as well as through industry associations and coalitions.
On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the PAPUC claiming that our Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. For a detailed description of the dispute, see “Regulatory Risks” included in Item 1A. “Risk Factors.”
Unbundled network element rules
The unbundling requirements have been some of the most controversial provisions of the Telecommunications Act. In its initial implementation of the law, the FCC generally required incumbent telephone companies to lease a wide range of UNE’s to CLEC’s. Those rules were designed to enable competitors to deliver services to their customers in combination with their existing networks or as recombined service offerings on an unbundled network element platform, commonly known as an UNE-P. These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on the incumbent telephone companies and made it easier for customers to shift their business to other carriers. After a court challenge and a decision vacating portions of the UNE and UNE-P rules, the FCC issued revised rules in February 2005 that reinstated some unbundling requirements for incumbent telephone companies that are not protected by the rural exemption, but eliminated certain other unbundling requirements.

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas. As discussed above, the Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements. However, the Telecommunications Act provides that the rural exemption will cease to apply as to competing cable companies if and when the rural carrier introduces video services in a service area. In that event, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect. Since each of our subsidiaries now provides video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas. Additionally, in Texas, the PUCT has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies. We believe the benefits of providing video services outweigh the loss of the rural exemptions as to cable operators.
Under its current rules, the FCC has eliminated unbundling requirements for ILECs providing broadband services over fiber facilities, but continues to require unbundled access to mass-market narrowband loops. ILECs are no longer required to unbundle packet switching services. In addition, the FCC found that CLECs generally are not at a disadvantage at certain wire center locations in regard to high bandwidth (DS-1 and DS-3) loops, dark fiber loops, and dedicated interoffice transport facilities. However, where a disadvantage persists, ILECs continue to be required to unbundle loops and transport facilities.
The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILEC’s have rural exemptions. Our Pennsylvania CLEC operations do not currently utilize line sharing, and utilize their own switching for business customers that are served by high-capacity loops, so the elimination of unbundling requirements for these network elements had no effect on our operations or revenues from our existing customer base. In July 2008, our Pennsylvania CLEC renewed, for a three year term, a commercial agreement with Verizon that has set the terms of the pricing and provisioning of lines served utilizing UNE-P. Our Pennsylvania CLEC currently provisions 3.63% of our CLEC access utilizing UNE-P. Although the costs for UNE-P will increase over time pursuant to the terms of the agreement, our relatively low use of UNE-P and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure. The CLEC has experienced moderate increases in the overall cost to provision high capacity loops, interoffice transport facilities, and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.
In 2006, Verizon filed a petition requesting the FCC to refrain from applying a number of regulations to the Verizon operations in six major metropolitan markets, including the Pittsburgh market area. Among other things, Verizon urged the FCC to forbear from applying loop and transport unbundling regulations, claiming there was sufficient competition in the Pittsburgh market to mitigate the need for these rules. The FCC denied Verizon’s petition in December 2007, but Verizon (and other ILECs) remain free to petition the FCC for similar relief, in Pittsburgh and other markets, in the future. If any such petitions are granted in markets in which our CLEC operates, our cost to obtain access to loop and transport facilities could increase substantially.
Promotion of universal service
In general, telecommunications service in rural areas is more costly to provide than service in urban areas. The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain. By supporting the high cost of operations in rural markets, federal universal service fund subsidies promote widely available, quality telephone service at affordable prices in rural areas. In 2008 we received $55.2 million in aggregate payments from the federal universal service fund, the Pennsylvania universal service fund and the Texas universal service fund. In 2007 we received $46.0 million from the federal universal service fund and the Texas universal service fund.

Federal universal service fund subsidies are paid only to carriers that are designated eligible telecommunications carriers, or ETCs, by a state commission. Each of our rural telephone companies has been designated an ETC. However, under the Telecommunications Act, competitors can obtain the same level of federal universal service fund subsidies as we do, per line served, if the applicable state regulator determines that granting such federal universal service fund subsidies to competitors would be in the public interest and the competitors offer and advertise certain services as required by the Telecommunications Act and the FCC. The ICC has granted several petitions for ETC designations, but to date no other ETCs are operating in our Illinois service area. We are not aware that any carriers have filed petitions to be designated an ETC in our Pennsylvania or Texas service areas. Under current rules, the subsidies our rural telephone companies receive are not affected by any payments to competitors. The FCC proposed on January 29, 2008, to amend its rules to reduce the support available when more than one carrier provides service in a particular market, but we are unable to predict whether or when it may adopt this proposal.
The formula the FCC uses to calculate universal service fund subsidies is in flux. In November 2007, the Federal-State Joint Board on Universal Service offered some proposals to the FCC to address the long-term reform issues facing the high-cost universal service support system and to make fundamental revisions in the structure of existing universal service mechanisms. On January 29, 2008, the FCC issued a public notice requesting comments on the Joint Board’s proposals.
We cannot predict the outcome of any FCC rulemaking or similar proceedings. The outcome of any proceeding or other legislative or regulatory changes could affect the amount of universal service support our rural telephone companies receive.
State regulation of CCI Illinois
Illinois Telephone Operations’ long distance, operator services, and payphone services subsidiary holds the necessary certifications in Illinois (and the other states in which it operates). This subsidiary is required to file tariffs with the ICC, but generally can change the prices, terms, and conditions stated in its tariffs on one day’s notice, with prior notice of price increases to affected customers. Our Illinois Telephone Operations’ other services are not subject to any significant state regulations in Illinois, and our Other Illinois Operations are not subject to any significant state regulation outside of any specific contractually imposed obligations.
Our Illinois rural telephone company is certified by the ICC to provide local telephone services. This entity operates as a distinct company from a regulatory standpoint and is regulated under a rate of return system for intrastate revenues. Although, as explained above, the FCC has preempted certain state regulations pursuant to the Telecommunications Act, Illinois retains the authority to impose requirements on our Illinois rural telephone company to preserve universal service, protect public safety and welfare, ensure quality of service, and protect consumers. For instance, our Illinois rural telephone company must file tariffs setting forth the terms, conditions, and prices for its intrastate services; these tariffs may be challenged by third parties. Our Illinois rural telephone company has not had a general rate proceeding before the ICC since 1983.
The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and can require our Illinois rural telephone company to take actions to ensure that it meets its statutory obligation to provide reliable local exchange service. For example, as part of its approval of the reorganization we implemented in connection with our 2005 IPO, the ICC imposed various conditions, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if ICTC fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics, and (2) the requirement that ICTC have access to $5.0 million or its currently approved capital expenditure budget (whichever is higher) for each calendar year through a combination of available cash and credit facilities. During 2008 we satisfied each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.
The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on at least three occasions since 1985. Most recently, in 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ICC to replace the existing system of individual town franchises. This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services. The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the new law. Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future. The Illinois General Assembly concluded its session in May 2008 and made no additional changes to the current state telecommunications law, which currently has a sunset date of July 1, 2009. We expect that the Illinois legislature will consider additional amendments in 2009.

State regulation of CCI Texas
Our Texas rural telephone companies are each certified by the PUCT to provide local telephone services in their respective territories. In addition, our Texas long distance and transport subsidiaries are registered with the PUCT as interexchange carriers. The transport subsidiary also has obtained a service provider certificate of operating authority (“SPCOA”) to better assist the transport subsidiary with its operations in municipal areas. Recently, to assist with expanding services offerings, Consolidated Communications Enterprise Services, Inc. also obtained an SPCOA from the PUCT. While our Texas rural telephone company services are extensively regulated, our other services, such as long distance and transport services, are not subject to any significant state regulation.
Our Texas rural telephone companies operate as distinct companies from a regulatory standpoint. Each is separately regulated by the PUCT in order to preserve universal service, protect public safety and welfare, ensure quality of service, and protect consumers. Each Texas rural telephone company must file and maintain tariffs setting forth the terms, conditions, and prices for its intrastate services.
Currently, both of our Texas rural telephone companies have immunity from adjustments to their rates, including their intrastate network access rates, because they elected “incentive regulation” under the Texas Public Utilities Regulatory Act, or PURA. In order to qualify for incentive regulation, our rural telephone companies agreed to fulfill certain infrastructure requirements. In exchange, they are not subject to challenge by the PUCT regarding their rates, overall revenues, return on invested capital, or net income.
PURA prescribes two different forms of incentive regulation in Chapter 58 and Chapter 59. Under either election, the rates, including network access rates, an incumbent telephone company may charge for basic local services generally cannot be increased from the amount(s) on the date of election without PUCT approval. Even with PUCT approval, increases can only occur in very specific situations. Pricing flexibility under Chapter 59 is extremely limited. In contrast, Chapter 58 allows greater pricing flexibility on non-basic network services, customer-specific contracts, and new services.
Initially, both of our Texas rural telephone companies elected incentive regulation under Chapter 59 and fulfilled the applicable infrastructure requirements, but they changed their election status to Chapter 58 in 2003, which gives them some pricing flexibility for basic services, subject to PUCT approval. The PUCT could impose additional infrastructure requirements or other restrictions in the future. Any requirements or restrictions could limit the amount of cash that is available to be transferred from our rural telephone companies to the parent entities, and could adversely affect our ability to meet our debt service requirements and repayment obligations.
In September 2005, the Texas legislature adopted significant telecommunications legislation. Among other things, this legislation created a statewide video franchise for telecommunications carriers; established a framework to deregulate the retail telecommunications services offered by incumbent local telecommunications carriers, and imposed concurrent requirements to reduce intrastate access charges; and directed the PUCT to initiate a study of the Texas Universal Service Fund. The PUCT study submitted to the legislature in 2007 recommended that the Small Company Area High-Cost Program, which covers our Texas telephone companies, should be reviewed by the PUCT from a policy perspective regarding basic local telephone service rates and lines eligible for support. The PUCT has only addressed the large company fund and has no immediate plans to conduct a small company review. The Texas legislature may address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2009 legislative session.
Texas universal service
The Texas universal service fund is administered by NECA. PURA, the governing law, directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high cost rural areas. The Texas universal service fund is also used to reimburse telecommunications providers for revenues lost by providing Tel-Assistance and to reimburse carriers for providing lifeline service. Our Texas rural telephone companies receive disbursements from this fund.

State regulation of North Pittsburgh
The PAPUC regulates the rates, the system of financial accounts for reporting purposes, and certain aspects of service quality, billing procedures and universal service funding, among other things, related to our rural telephone company and CLEC’s provision of intrastate services. In addition, the PAPUC sets the rates and terms for interconnection between carriers within the guidelines ordered by the FCC.
Price regulation in Pennsylvania
North Pittsburgh’s intrastate rates are regulated under a statutory framework referred to as Act 183. Under this statute, North Pittsburgh’s rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases. In return, North Pittsburgh committed to continue to upgrade its network to ensure that all its customers would have access to broadband services, and to deploy a ubiquitous broadband (defined as 1.544 Mbps) network throughout its entire service area by December 31, 2008, which it did.
Pennsylvania universal service and access charges
On September 30, 1999, as part of a proceeding that resolved a number of pending issues, the PAPUC ordered ILECs, including North Pittsburgh, to rebalance and reduce intrastate toll and switched access rates. In that same order, the PAPUC also created a Pennsylvania Universal Service Fund (PAUSF) to help offset the resulting loss of ILEC revenues. In 2003, the PAPUC ordered ILECs to further rebalance and reduce intrastate access charges and left the PAUSF in place pending further review. In 2008, North Pittsburgh’s annual receipts from and contributions to the PAUSF total $5.2 million and $0.3 million, respectively. The CLEC receives no funding from the PAUSF but currently contributes $0.2 million annually. Since Act 183 was adopted in 2004, the PAPUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis.
In 2004, PAPUC instituted a third review of access charges. This proceeding may affect access charge rates for North Pittsburgh and the CLEC, as well as the amount of funding that North Pittsburgh receives from the PAUSF and the amounts that both companies contribute to that fund. Since 2004, the PAPUC has twice agreed to stay those proceedings while awaiting an FCC ruling in its Unified Compensation docket. The request for a third stay is now pending before the PAPUC and is opposed by several parties. Parties have filed testimony and the hearing will begin in February 2009. It is not known when the PAPUC will rule. During the period of the stay, the current PAUSF continues under the existing regulations.
Local government authorizations
In Illinois, we historically have been required to obtain franchises from each incorporated municipality in which our rural telephone company operates. An Illinois state statute prescribes the fees that a municipality may impose for the privilege of originating and terminating messages and placing facilities within the municipality. Illinois Telephone Operations also may be required to obtain permits for street opening and construction, or for operating franchises to install and expand fiber optic facilities. These permits or other licenses or agreements typically require the payment of fees.
Similarly, Texas incumbent telephone companies historically had been required to obtain franchises from each incorporated municipality in which they operate. Texas law now provides that incumbent telephone companies do not need to obtain franchises or other licenses to use municipal rights-of-way for delivering services. Instead, payments to municipalities for rights-of-way are administered through the PUCT and through a reporting process by each telecommunications provider. Incumbent telephone companies still need to obtain permits from municipal authorities for street opening and construction, but most burdens of obtaining municipal authorizations for access to rights-of-way have been streamlined or removed.

Our Texas rural telephone companies still operate pursuant to the terms of municipal franchise agreements in some territories served by Consolidated Communications of Fort Bend Company. As the franchises expire, they are not being renewed.
Like Illinois, Pennsylvania operates under a structure in which each municipality may impose various fees.
Broadband and Internet regulatory obligations
To date, the FCC has treated ISPs as enhanced service providers rather than common carriers. As a result, ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal universal service fund. Currently, there is only a small body of law and regulation that governs access to, or commerce on, the Internet. As the Internet becomes more significant, government at all levels may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is reviewing the appropriate regulatory framework governing high speed access to the Internet through telephone and cable providers’ communications networks. We cannot predict the outcome of these proceedings, and they may affect our regulatory obligations and the form of competition for these services.
In 2005, the FCC adopted a comprehensive regulatory framework for facilities-based providers of wireline broadband Internet access service after determining that such service is an information service. This decision places the federal regulatory treatment of DSL service in parity with the federal regulatory treatment of cable modem service. Facilities-based wireline carriers are permitted to offer broadband Internet access transmission arrangements for wireline broadband Internet access services on a common carrier basis or a non-common carrier basis. Revenues from wireline broadband Internet access service are not subject to assessment for the federal universal service fund.
VOIP can be used to carry voice communications over a broadband Internet connection. The FCC has ruled that some VOIP arrangements are not subject to regulation as telephone services. In particular, in 2004, the FCC ruled that certain VOIP services are jurisdictionally interstate, which means that states cannot regulate those applications or the service providers. A number of state regulators filed judicial challenges to that decision. The FCC has pending a proceeding that will address whether various regulatory requirements apply to VOIP providers, including the payment of access charges and the support of programs such as universal service and Enhanced-911. Expanded use of VOIP technology could reduce the access revenues received by local exchange carriers like our ILEC’s and our CLEC. We cannot predict whether or when VOIP providers may be required to pay or be entitled to receive access charges or USF support, the extent to which users will substitute VOIP calls for traditional wireline communications, or the impact of the growth of VOIP on our revenues.
Video service over broadband is lightly regulated by the FCC and states. Such regulation is limited to company registration, broadcast signal call sign management, fee collection, service and billing requirements and administrative matters such as Equal Employment Opportunity reporting. IPTV rates are not regulated.
Item 1A. Risk Factors
Risks Relating to Current Economic Conditions
The current volatility in economic conditions and the financial markets may adversely affect our industry, business, and financial performance.
The second half of 2008 brought unprecedented disruptions in the financial markets, including volatility in asset values and constraints on the availability of credit. At the same time, the U.S. economy slowed significantly. The impact, if any, that these developments might have on our business is uncertain, but current economic and financial market conditions have accentuated each of the risks discussed below and magnified their potential effect on us. Moreover, disruptions in the financial markets could adversely affect our ability to obtain additional credit or refinance existing loans.

Adverse changes in the value of assets or obligations associated with our employee benefit plans could adversely affect our results.
The current economic environment has had an adverse impact on the fair value of pension assets and will cause an increase in our future funding requirements. If unfavorable economic conditions persist, our funding requirements could further increase and impair our liquidity.
Poor economic conditions in our service areas could cause us to lose subscriber connections and revenues.
Substantially all of our customers and operations are located in Illinois, Pennsylvania, and Texas. Our customer base is small and geographically concentrated, particularly for residential customers. Because of our geographic focus, the successful operation and growth of our business depends primarily on economic conditions in the service areas of our rural telephone companies. The economies of these areas, in turn, are dependent upon many factors, including:
•	demographic trends;
•	in Illinois, the strength of the agricultural markets and the light manufacturing and services industries, continued demand from universities and hospitals, and the level of government spending;
•	in Pennsylvania, the strength of small- to medium-sized businesses, health care, and education spending; and
•	in Texas, the strength of the manufacturing, health care, waste management, and retail industries and continued demand from schools and hospitals.
Poor economic conditions and other factors beyond our control in these service areas could cause a decline in our local access lines and revenues.
Risks Relating to Dividends
This section discusses reasons why we may be unable to pay dividends at our historic levels, or at all.
Our board of directors could, in its discretion, depart from or change our dividend policy at any time.
We are not required to pay dividends; our stockholders do not have contractual or other rights to receive them. Our board of directors may decide at any time, in its discretion, to decrease the amount of dividends, change or revoke the dividend policy, or discontinue paying dividends entirely. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.
Our ability to pay dividends, and our board of directors’ determination to maintain our dividend policy, will depend on numerous factors, including:
•	the state of our business, the environment in which we operate, and the various risks we face, including competition, technological change, changes in our industry, and regulatory and other risks summarized in this Annual Report on Form 10-K;
•	changes in the factors, assumptions, and other considerations made by our board of directors in reviewing and adopting the dividend policy, as described under “Dividend Policy and Restrictions” in Item 5 of this Annual Report;
•	our results of operations, financial condition, liquidity needs, and capital resources;
•	our expected cash needs, including for interest and any future principal payments on indebtedness, capital expenditures, taxes, and pension and other postretirement contributions; and
•	potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

We might not have sufficient cash to maintain current dividend levels.
While our estimated cash available to pay dividends for the year ended December 31, 2008, was sufficient to pay dividends in accordance with our dividend policy, if our future estimated cash available were to fall below our expectations, or if our assumptions as to estimated cash needs prove incorrect, we may need to:
•	reduce or eliminate dividends;
•	fund dividends by incurring additional debt (to the extent we are permitted to do so under the agreements governing our then-existing debt), which would increase our leverage, debt repayment obligations, and interest expense, decrease our interest coverage, and reduce our capacity to incur debt for other purposes, including to fund future dividend payments;
•	amend the terms of our credit agreement, if our lenders agree, to permit us to pay dividends or make other payments the agreement would otherwise restrict;
•	fund dividends by issuing equity securities, which could be dilutive to our stockholders and negatively affect the price of our common stock;
•	fund dividends from other sources, such as by asset sales or working capital, which would leave us with less cash available for other purposes; and
•	reduce other expected uses of cash, such as capital expenditures.
Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and at what level. In addition, if we seek to raise additional cash by incurring debt or issuing equity securities, we cannot assure that such financing will be available on reasonable terms or at all. Each of the possibilities listed above could negatively affect our results of operations, financial condition, liquidity, and ability to maintain and expand our business.
Because we are a holding company with no operations, we can only pay dividends if our subsidiaries transfer funds to us.
As a holding company we have no direct operations and our principal assets are the equity interests we hold in our subsidiaries. However, our subsidiaries are legally distinct and have no obligation to transfer funds to us. As a result, we are dependent on our subsidiaries’ results of operations, existing and future debt agreements, governing state law and regulatory requirements, and ability to transfer funds to us to meet our obligations and to pay dividends.
Restrictions in our debt agreements or applicable state legal and regulatory requirements may prevent us from paying dividends.
Our ability to pay dividends will be restricted by current and future agreements governing our debt, including our credit agreement, as well as the corporate law and regulatory requirements in several states.
Based on the results of operations from October 1, 2005, through December 31, 2008, we would have been able to pay a dividend of $78.7 million under the restricted payment covenants in our credit agreement. After giving effect to the dividend of $11.4 million, which was declared in November 2008 and paid in February 2009, we could pay a dividend of $67.3 million under the credit facility.
Under Delaware law, our board of directors may not authorize a dividend unless it is paid out of our surplus (calculated in accordance with the Delaware General Corporation law), or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and the preceding fiscal year. Statutes governing Illinois and Pennsylvania corporations impose similar limitations on the ability of our subsidiaries that are incorporated in those states to declare and pay dividends.

State regulators could require our rural telephone companies to make capital expenditures and could limit the amount of cash those entities may lawfully transfer to us. For example, the ICC imposed various conditions on its approval of the reorganization consummated in connection with our IPO. Those conditions prohibit our subsidiary, ICTC, from paying dividends or making other cash transfers to us if ICTC failed to meet or exceed agreed-upon benchmarks for a majority of seven service quality metrics for the prior reporting year. In addition, ICTC must have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. In addition, the Illinois Public Utilities Act prohibits ICTC from paying dividends, except out of earnings and earned surplus, if ICTC’s capital is or would become impaired by the payment, or if payment of the dividend would impair ICTC’s ability to render reasonable and adequate service at reasonable rates, unless the ICC otherwise finds that the public interest requires payment of the dividend, subject to any conditions that regulator may impose. The PAPUC has placed debt and transaction cost recovery restrictions for a three-year period that could have an impact to the payment of dividends.
We expect that our cash income tax liability will increase in 2009, which will reduce our after-tax cash available to pay dividends.
Under the Internal Revenue Code, a corporation with losses in excess of taxable income in a taxable period (known as a “net operating loss,” or NOL) generally may carry the loss back or forward and use it to offset taxable income in a different period. The amount of an NOL that may be used to offset taxable income in a particular year may be limited, such as when a corporation has experienced an “ownership change” under Section 382 of the Internal Revenue Code.
As of December 31, 2008, we have utilized all our federal net operating losses, net of valuation allowances, that we can carry forward to future periods. Pursuant to Section 382, there were some limitations on the amount of losses we could use because of our IPO and prior ownership changes. Since our NOLs have been used or have expired, we will be required to pay additional cash income taxes. The increase in our cash income tax liability will reduce our after-tax cash available to pay dividends and may require us to reduce dividend payments in the future.
Risks Relating to Our Common Stock
If we continue to pay dividends at the level currently anticipated under our dividend policy, our ability to pursue growth opportunities may be limited.
We believe that our dividend policy could limit, but not preclude, our ability to grow. If we continue paying dividends at the level currently anticipated, we may not retain a sufficient amount of cash to fund a material expansion of our business, including any acquisitions or growth opportunities requiring significant and unexpected capital expenditures. For that reason, our ability to pursue any material expansion of our business may depend on our ability to obtain third-party financing. We cannot guarantee that such financing will be available to us on reasonable terms or at all, particularly in the current economic environment.
Our organizational documents could limit or delay another party’s ability to acquire us and, therefore, could deprive our investors of a possible takeover premium for their shares.
A number of provisions in our amended and restated certificate of incorporation and bylaws will make it difficult for another company to acquire us. Among other things, these provisions:
•	divide our board of directors into three classes, which results in roughly one-third of our directors being elected each year;
•	require the affirmative vote of holders of 75% or more of the voting power of our outstanding common stock to approve any merger, consolidation, or sale of all or substantially all of our assets;
•	provide that directors may only be removed for cause and then only upon the affirmative vote of holders of two-thirds or more of the voting power of our outstanding common stock;
•	require the affirmative vote of holders of two-thirds or more of the voting power of our outstanding common stock to amend, alter, change, or repeal specified provisions of our amended and restated certificate of incorporation and bylaws;

•	require stockholders to provide us with advance notice if they wish to nominate any candidates for election to our board of directors or if they intend to propose any matters for consideration at an annual stockholders meeting; and
•	authorize the issuance of so-called “blank check” preferred stock without stockholder approval upon such terms as the board of directors may determine.
We also are subject to laws that may have a similar effect. For example, federal, Illinois, and Pennsylvania telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval. Similarly, Section 203 of the Delaware General Corporation Law restricts our ability to engage in a business combination with an “interested stockholder.” These laws and regulations make it difficult for another company to acquire us and therefore could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that we may issue in the future.
The concentration of the voting power of our common stock could limit a shareholder’s ability to influence corporate matters.
On December 31, 2008, Central Illinois Telephone, which is controlled by our Chairman, Richard A. Lumpkin, owned approximately 19.1% of our common stock. In addition, our executive management owned approximately 2.3%. As a result, these investors will be able to significantly influence all matters requiring stockholder approval, including:
•	the election of directors;

•	significant corporate transactions, such as a merger or other sale of our company or its assets;

•	acquisitions that increase our indebtedness or sell revenue-generating assets;

•	corporate and management policies;

•	amendments to our organizational documents; and

•	other matters submitted to our stockholders for approval.
This concentrated share ownership limits the ability of other shareholders to influence corporate matters. We may take actions that many stockholders do not view as beneficial, which may adversely affect the market price of our common stock.
Risks Relating to Our Indebtedness and Our Capital Structure
We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.
As of December 31, 2008, we had $880.3 million of total long-term debt outstanding, excluding the current portion, and $70.1 million of stockholders’ equity. This amount of leverage could have important consequences, including:
•	we may be required to use a substantial portion of our cash flow from operations to make interest payments on our debt, which will reduce funds available for operations, future business opportunities, and dividends;
•	we may have limited flexibility to react to changes in our business and our industry;

•	it may be more difficult for us to satisfy our other obligations;
•	we may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions, or other purposes;
•	we may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and
•	we may be at a disadvantage compared to our competitors that have less debt.

We currently expect our cash interest expense to be approximately $58.0 million to $61.0 million in 2009. Interest expense is significantly higher than it has been in years preceding the acquisition of North Pittsburgh because we incurred additional indebtedness to consummate the merger. We cannot guarantee that we will generate sufficient revenues to service and repay our debt and have adequate funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets, or pay dividends to our stockholders.
If we cannot generate sufficient cash from our operations to meet our debt service and repayment obligations, we may need to reduce or delay capital expenditures, the development of our business generally, and any acquisitions. If we became unable to meet our debt service and repayment obligations, we would be in default under the terms of our credit agreement, which would allow our lenders to declare all outstanding borrowings to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed.
As of December 31, 2008, our credit agreement would have permitted us to incur approximately $74.7 million of additional debt. However, additional debt would exacerbate the risks described above.
Our credit agreement contains covenants that limit management’s discretion in operating our business and could prevent us from capitalizing on opportunities and taking other corporate actions.
Among other things, our credit agreement limits or restricts our ability (and the ability of certain of our subsidiaries) to:
•	incur additional debt and issue preferred stock;
•	make restricted payments, including paying dividends on, redeeming, repurchasing, or retiring our capital stock;
•	make investments and prepay or redeem debt;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us;
•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	make capital expenditures;

•	engage in a business other than telecommunications; and

•	consolidate or merge.
In addition, our credit agreement requires us to comply with specified financial ratios, including ratios regarding total leverage and interest coverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.
A breach of any of the covenants contained in our credit agreement, or in any future credit agreement, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed. In such a situation, the lenders could foreclose on the assets and capital stock pledged to them.

We may not be able to refinance our existing debt if necessary, or we may only be able to do so at a higher interest expense.
Our credit facilities mature in full in 2014, and we may not be able to refinance those loans. Alternatively, any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the credit agreement. If we refinance our credit facilities on terms that are less favorable to us than the terms of our existing debt, our interest expense may increase significantly, which could impair our ability to use our funds for other purposes, such as to pay dividends.
Risks Relating to Our Business
The telecommunications industry is constantly changing and competition is increasing.
The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including:
•	increased competition within established markets from providers that may offer competing or alternative services;
•	the blurring of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long distance, wireless, cable, and data and Internet services; and
•	an increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets.
We expect competition to intensify as a result of new competitors and the development of new technologies, products, and services. Consequently, we may need to spend significantly more in capital expenditures than we currently anticipate to keep existing customers and to attract new ones.
Many of our voice and data competitors, such as cable providers, Internet access providers, wireless service providers, and long distance carriers, have brand recognition and financial, technical, marketing, and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time. Increased competition could lead to price reductions, loss of customers, reduced operating margins, or loss of market share.
The use of new technologies by other companies may increase our costs and cause us to lose customers and revenues.
The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions, and evolving industry standards. Technological developments may make our services less competitive. We may need to respond by making unbudgeted upgrades or significant capital expenditures, or by developing additional services, which could be expensive and time consuming. If we fail to respond successfully to technological changes or obsolescence, or fail to make use of important new technologies, we could lose customers and revenues and be limited in our ability to attract new customers. The successful development of new services, which is an element of our business strategy, is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services, which would reduce our profitability. We cannot predict the effect of these changes on our competitive position, costs, or profitability.
In addition, we expect that an increasing amount of our revenues will come from providing DSL, digital telephone and IPTV services. The market for high-speed Internet access is still developing, and we expect current competitors and new market entrants to introduce competing services and to develop new technologies. Likewise, the ability to deliver high-quality video service over traditional telephone lines is a recent advance that is still developing. The markets for these services could fail to develop, grow more slowly than anticipated, or become saturated with competitors with superior pricing or services. In addition, federal or state regulators may expand their control over DSL, digital telephone service and IPTV offerings. We cannot predict the outcome of these regulatory developments or how they may affect our obligations or the form of competition for these services. As a result, we could have higher costs and capital expenditures, lower revenues, and greater competition than expected for DSL, digital telephone and IPTV services.

We will incur additional integration and restructuring costs in connection with the completed North Pittsburgh merger.
We have incurred and will continue to incur significant integration and restructuring costs in connection with the North Pittsburgh merger. Although we expect to realize efficiencies from the integration of the businesses that will offset incremental transaction, integration, and restructuring costs over time, we cannot give any assurance that we will achieve this net benefit in the near term.
Future acquisitions could be expensive and may not be successful.
Our acquisition strategy entails numerous risks. The pursuit of acquisition candidates could be expensive and may not be successful. Our ability to complete future acquisitions will depend on whether we can identify suitable acquisition candidates, negotiate acceptable terms, and, if necessary, finance those acquisitions. We may be competing in these endeavors with other parties, some of which may have greater financial and other resources than we do. Whether any particular acquisition is closed successfully, the pursuit of an acquisition would likely require considerable time and effort from management, which would detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the applicable regulator(s), which could delay or prevent an acquisition.
If we are successful in closing an acquisition, we would face several risks in integrating the acquired business. For example, we may face unexpected difficulties entering markets in which we have little or no direct prior experience or generating expected revenue and cash flow from the acquired company or assets.
Any of these potential problems could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness, and pay dividends.
A system failure could cause delays or interruptions of service, which could cause us to lose customers.
In the past, we have experienced short, localized disruptions in our service due to factors such as cable damage, inclement weather, and service failures by our third-party service providers. To be successful, we need to continue to provide our customers reliable service over our network. The principal risks to our network and infrastructure include physical damage to our central offices or local access lines, power surges or outages, software defects, and other disruptions beyond our control.
Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.
The State of Illinois is a significant customer, and our contracts with the state are favorable to the government.
In 2008 and 2007, 47.4% and 46.5%, respectively, of our Other Operations revenues were derived from our relationships with various agencies of the State of Illinois—principally the Department of Corrections through Public Services. Our relationship with the Department of Corrections accounted for 91.6% of our Public Services revenues during 2008, and 93.5% during 2007. Our relationship (initially through our predecessor) with the Department of Corrections has continued uninterrupted since 1990, despite changes in government administrations. Nevertheless, obtaining contracts from government agencies is challenging, and government contracts often include provisions that are favorable to the government in ways that are not standard in private commercial transactions. Specifically, each of our contracts with the State of Illinois:
•	permits the applicable state agency to terminate the contract without cause and without penalty under some circumstances;
•	has renewal provisions that require decisions of state agencies that are subject to political influence;

•	gives the State of Illinois the right to renew the contract at its option but does not give us the same right; and
•	could be cancelled if state funding becomes unavailable.
The failure of the State of Illinois to perform under the existing agreements for any reason, or to renew the agreements when they expire, could have a material adverse effect on our revenues.
If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.
We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments, and transit authorities. We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms. Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas or relocate or abandon our networks. This would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses, and permits may result in an event of default under our credit agreement.
We are dependent on third-party vendors for our information, billing, and network systems, as well as IPTV service.
Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process orders, provide customer service, and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information and processing systems, as well as applications that support our IP services, including IPTV. Some of our billing, customer service, and management information systems have been developed for us by third parties and may not perform as anticipated. In addition, our plans for developing and implementing our information systems, billing systems, network systems, and IPTV service rely primarily on the delivery of products and services by third-party vendors. Our right to use these systems is dependent upon license agreements, some of which can be cancelled by the vendor. If a vendor cancels or refuses to renew one of these agreements, our operations may be impaired. If we need to switch vendors, the transition could be costly and affect operating efficiencies.
We depend on certain key management personnel, and need to continue to attract and retain highly qualified management and other personnel in the future.
Our success depends upon the talents and efforts of key management personnel, many of whom have been with our company and in our industry for decades. The loss of any of these individuals, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition, and results of operations.
Regulatory Risks
The telecommunications industry is subject to extensive regulation that could change in a manner adverse to us.
Our main sources of revenues are our local telephone businesses in Illinois, Pennsylvania, and Texas. The laws and regulations governing these businesses may be, and in some cases have been, challenged in the courts, and could be changed by Congress, state legislatures, or regulators. In addition, federal or state authorities could impose new regulations that increase our operating costs or capital requirements or that are otherwise adverse to us. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

Legislative or regulatory changes could reduce or eliminate the revenues our rural telephone companies receive from network access charges.
A significant portion of our ILECs’ revenues come from network access charges paid by long distance and other carriers for originating or terminating calls in our service areas. The amount of network access charge revenues that our ILECs receive is based on interstate rates set by the FCC and intrastate rates set by state regulators. The FCC has reformed, and continues to reform, the federal network access charge system.
The FCC is currently considering sweeping potential changes in network access charges. Depending on the FCC’s decisions, our network access charge revenues could decline materially. We do not know whether increases in other revenues, such as subsidies and monthly line charges, will effectively offset any reductions in access charges. The state regulators also may make changes in our intrastate network access charges that could reduce our revenues. To the extent regulators permit competitive telephone companies to increase their operations in the areas served by our rural telephone companies, a portion of long distance and other carriers’ network access charges will be paid to those competitors rather than to our companies. Finally, the compensation our companies receive from network access charges could be reduced due to competition from wireless carriers.
Our Pennsylvania rural telephone company is an average schedule rate of return company, which means its interstate access revenues are based upon a statistical formula developed by NECA and approved by the FCC, rather than upon its actual costs. The formulas are reviewed by NECA and the FCC annually and there could be changes to the formulas in the future, which could have an impact on our revenues.
On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the PAPUC claiming that our Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. The provision that Verizon cites in its complaint requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that higher access rates are “cost justified.” Verizon’s original claim requested a refund of $1.3 million through December 2006.
We believe that our CLEC’s switched access rates are permissible, and we are vigorously opposing this complaint. In an Initial Decision dated December 5, 2007, the presiding administrative law judge (“ALJ”) recommended that the PAPUC sustain Verizon’s complaint. As relief, the Administrative Law Judge directed that our Pennsylvania CLEC reduce its access rates down to those of the underlying incumbent exchange carrier and provide a refund to Verizon in an amount equal to the access charges collected in excess of the new rate since November 30, 2004. We filed exceptions to the full PAPUC, which requested that Verizon and the Company attempt to resolve the issue through mediation. The parties had until November 29, 2008 to complete the mediation, but through mutual agreement, it has been extended to March 2009.
In the event we are not successful in this proceeding, our Pennsylvania CLEC’s operations could suffer material harm—both because of the refund sought by Verizon and because of the prospective decreases in access revenues resulting from the change in the CLEC’s intrastate access rates, which would apply to all carriers on a non-discriminatory basis. Preliminarily estimates suggest that the decrease in our annual revenues would be approximately $1.2 million on a static basis (keeping access minutes of use constant) if Verizon prevails completely. In addition, other interexchange carriers could file similar claims for refunds. As of December 31, 2008, we have reserved $3.2 million in other liabilities on the balance sheet relating to this complaint.
Legislative or regulatory changes could reduce or eliminate the government subsidies we receive.
The federal and state systems of subsidies, which constitute a significant portion of our revenues, may be modified. During the last two years, the FCC has modified the federal universal service fund system to change the sources of support and the method for determining the level of support that will be distributed. The FCC is considering proposals for additional changes to the federal universal service fund. These issues may become the subject of legislative amendments to the Telecommunications Act.
If our rural telephone companies do not continue to receive federal and state subsidies, or if these subsidies are reduced, these subsidiaries likely will have lower revenues and may not be able to operate as profitably as they have in the past.

Proposed access and universal service reforms could have an adverse impact on our revenues.
The FCC was required to address the ISP remand order by November 5, 2008, to the U.S. Court of Appeals. In conjunction with the requirement, then-FCC Chairman Martin proposed to incorporate comprehensive intercarrier compensation and universal service reform. The FCC circulated an order internally and was scheduled to vote on it at the November 4, 2008, open meeting, but the vote was cancelled. Any comprehensive reform could have an adverse impact on our network access revenue.
The high costs of regulatory compliance could make it more difficult for us to enter new markets, make acquisitions, or change our prices.
Regulatory compliance is a significant expense for us and diverts the time and effort of management and our officers away from running the business. In addition, because regulations differ from state to state, it would be expensive to introduce services in states where we do not currently operate and understand the regulatory requirements. Compliance costs and information barriers could make it difficult and time-consuming to enter new markets or to evaluate and compete for new opportunities to acquire local access lines or businesses as they arise.
Our intrastate services generally are subject to certification, tariff filing, and other ongoing state regulatory requirements. Challenges to our tariffs by regulators or third parties, or delays in obtaining certifications and regulatory approvals, could cause us to incur substantial legal and administrative expenses. Moreover, successful challenges could adversely affect the rates that we are able to charge to customers, which would negatively affect our revenues. Some states also require advance regulatory approval of mergers, acquisitions, transfers of control, stock issuance, and certain types of debt financing, which can increase our costs and delay strategic transactions.
Legislative and regulatory changes in the telecommunications industry could raise our costs and reduce potential revenues.
Currently, there is only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the Internet becomes more significant, governments at all levels may adopt new rules and regulations or find new ways to apply existing laws and regulations. The FCC currently is reviewing the appropriate regulatory framework governing broadband consumer protections for high speed Internet access through telephone and cable providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services, which could have a material adverse effect on our revenues.
We are subject to extensive laws and regulations relating to the protection of the environment, natural resources, and worker health and safety.
Our operations and properties are subject to federal, state, and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage, and disposal of hazardous materials, asbestos, and petroleum products. We also are subject to laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including:
•	Hazardous materials may have been released at properties we currently own or formerly owned (perhaps through our predecessors). Under certain environmental laws, we could be held liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties, and for contamination associated with disposal by us or our predecessors of hazardous materials at third-party disposal sites.
•	We could incur substantial costs in the future if we acquire businesses or properties subject to environmental requirements or affected by environmental contamination. In particular, environmental laws regulating wetlands, endangered species, and other land use and natural resource issues may increase costs associated with future business or expansion opportunities or delay, alter, or interfere with such plans.
•	The presence of contamination can adversely affect the value of our properties and make it difficult to sell any affected property or to use it as collateral.
•	We could be held responsible for third-party property damage claims, personal injury claims, or natural resource damage claims relating to contamination found at any of our current or past properties.
The cost of complying with environmental requirements could be significant. Similarly, the adoption of new environmental laws or regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or unanticipated environmental liabilities.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters and most of the administrative offices for our Telephone Operations are located in Mattoon, Illinois.
We lease properties pursuant to agreements that expire at various times between 2009 and 2015. The following chart summarizes the principal facilities owned or leased by us as of December 31, 2008.

				Approximate
Location	Primary Use	Owned/Leased	Operating Segment	Square Feet
Gibsonia, PA	Office and Switching	Owned	Telephone & Other	111,931
Conroe, TX	Regional Office	Owned	Telephone & Other	51,900
Mattoon, IL	Order Fullfillment	Leased	Other Operations	50,000
Mattoon, IL	Corporate Headquarters	Leased	Telephone & Other	49,100
Mattoon, IL	Operator Services and Operations	Owned	Telephone & Other	36,300
Charleston, IL	Communications Center and Office	Leased	Telephone & Other	34,000
Mattoon, IL	Operations and Distribution Center	Leased	Telephone & Other	30,900
Mattoon, IL	Sales and Administration Office	Leased	Telephone & Other	30,700
Lufkin, TX	Office and Switching	Owned	Telephone & Other	28,707
Conroe, TX	Warehouse and Plant	Owned	Telephone & Other	28,500
Terre Haute, IN	Communications Center and Office	Leased	Telephone & Other	25,450
Lufkin, TX	Communications Center and Office	Owned	Telephone & Other	23,190
Katy, TX	Warehouse and Office	Owned	Telephone & Other	19,716
Butler, PA	Office and Switching	Owned	Telephone & Other	18,564
Taylorville, IL	Office and Communications Center	Owned	Telephone & Other	15,900
Taylorville, IL	Operations and Distribution Center	Leased	Telephone & Other	14,700
Lufkin, TX	Warehouse	Owned	Telephone & Other	14,200
Cranberry Twp, PA	Office and Switching	Owned	Telephone & Other	13,110
Charleston, IL	Office and Communications Center	Owned	Telephone & Other	12,661
Litchfield, IL	Office and Switching	Owned	Telephone & Other	12,190
Lufkin, TX	Office and Data Center	Owned	Telephone & Other	11,900
Conroe, TX	Office	Owned	Telephone & Other	10,650
Mattoon, IL	Office	Owned	Telephone & Other	10,100
In addition to the facilities listed above, we own or have the right to use approximately 713 additional properties consisting of equipment at point of presence sites, central offices, remote switching sites and buildings, tower sites, small offices, storage sites and parking lots. Some of the facilities listed above also serve as central office locations.

Item 3. Legal Proceedings
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries, North Pittsburgh Telephone Company and North Pittsburgh Systems Inc., in the Court of Common Pleas of Allegheny County, Pennsylvania. The complaint alleges that we have prevented Salsgiver from connecting fiber optic cables to North Pittsburgh’s utility poles, and seeks compensatory and punitive damages for alleged lost profits, damage to Salsgiver’s business reputation, and other costs. The alleged aggregate losses are approximately $125 million, though Salsgiver does not request a specific dollar amount in damages. We believe that these claims are without merit and that the damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter of 2008 we filed preliminary objections and responses to Salsgiver’s complaint, but the court ruled against our preliminary objections. On November 3, 2008 we responded to an amended complaint and filed a counterclaim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.
On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the PAPUC claiming that our Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. The provision that Verizon cites in its complaint requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that higher access rates are “cost justified.” As of December 31, 2008, we have reserved $3.2 million in other liabilities on the balance sheet relating to this complaint. For further discussion, please see the discussion of Regulatory Risks included in Part I—Item 1A—“Risk Factors.”
In addition, we currently are, and from time to time may be, subject to claims arising in the ordinary course of business. We are not currently subject to any claims that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “CNSL.” As of March 2, 2009, we had 1,575 stockholders of record. Because many of our outstanding shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Dividends declared and the low and high reported sales prices per share of our common stock are set forth in the following table for the periods indicated:

			Dividends
Quarter Ended	Low	High	Declared
March 31, 2007	$18.71	$23.00	$0.39
June 30, 2007	$19.30	$23.71	$0.39
September 30, 2007	$15.72	$23.11	$0.39
December 31, 2007	$15.50	$21.45	$0.39
March 31, 2008	$14.00	$19.19	$0.39
June 30, 2008	$13.70	$15.71	$0.39
September 30, 2008	$13.48	$15.74	$0.39
December 31, 2008	$7.82	$14.65	$0.39

Dividend Policy and Restrictions
Our board of directors has adopted a dividend policy that reflects its judgment that our stockholders are better served if we distribute a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining the cash or using it for investments, acquisitions, or other purposes. We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2009, but only if and to the extent declared by our board of directors and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.
Please see Part I — Item 1A — “Risk Factors” of this report, which sets forth several factors that could prevent stockholders from receiving dividends in the future. The “Risk Factors” section also discusses how our dividend policy could inhibit future growth and acquisitions.
We expect to fund our expected cash needs, including dividends, with cash flow from operations. We also expect to have sufficient availability under our revolving credit facility for these purposes, but we do not intend to borrow to pay dividends.
Issuer Purchases of Common Stock During the Quarter Ended December 31, 2008
During the year ended December 31, 2008, we acquired and cancelled 23,646 common shares surrendered to pay taxes in connection with employee vesting of restricted common shares issued under our stock-based compensation plan. Further detail of the acquired shares follows:

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number of	Average price paid	as part of publically	yet be purchased
Purchase period	shares purchased	per share	announced plans	under the plans

February 20, 2008	535	$14.46	Not applicable	Not applicable
October 13, 2008	2,646	$11.55	Not applicable	Not applicable
November 10, 2008	1,622	$11.05	Not applicable	Not applicable
December 5, 2008	18,843	$10.61	Not applicable	Not applicable
Item 6. Selected Financial Data
The selected financial information set forth below have been derived from the audited consolidated financial statements of the Company as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The following selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Statements and Supplementary Data.”

	Consolidated Communications Holdings, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in millions except per share amounts)
Consolidated Statement of Operations Data:
Telephone operations revenues	$378.0	$286.8	$280.4	$282.3	$230.4
Other operations revenues	40.4	42.4	40.4	39.1	39.2

Total operating revenues	418.4	329.2	320.8	321.4	269.6
Cost of services and products (exclusive of depreciation and amortization shown separately below)	143.5	107.3	98.1	101.1	80.6
Selling, general and administrative	108.8	89.6	94.7	98.8	87.9
Intangible assets impairment	6.1	—	11.3	—	11.6
Depreciation and amortization	91.7	65.7	67.4	67.4	54.5

Income from operations	68.3	66.6	49.3	54.1	35.0
Interest expense, net (1)	(66.3)	(46.5)	(42.9)	(53.4)	(39.6)
Other, net (2)	9.9	(4.0)	7.3	5.7	3.7

Income (loss) before income taxes and extraordinary item	11.9	16.1	13.7	6.4	(0.9)
Income tax expense	(6.6)	(4.7)	(0.4)	(10.9)	(0.2)

Income before extraordinary item	5.3	11.4	13.3	(4.5)	(1.1)
Extraordinary item, net of tax	7.2	—	—	—	—

Net income (loss)	12.5	11.4	13.3	(4.5)	(1.1)

Dividends on redeemable preferred shares	—	—	—	(10.2)	(15.0)

Net income (loss) applicable to common shares	$12.5	$11.4	$13.3	$(14.7)	$(16.1)

Net income (loss) per common share:
Basic:
Income (loss) before extraordinary item	$0.18	$0.44	$0.48	$(0.83)	$(1.79)
Extraordinary item	0.25	—	—	—	—

Net income (loss)	$0.43	$0.44	$0.48	$(0.83)	$(1.79)

Diluted:
Income (loss) before extraordinary item	$0.18	$0.44	$0.48	$(0.83)	$(1.79)
Extraordinary item	0.24	—	—	—	—

Net income (loss)	$0.42	$0.44	$0.48	$(0.83)	$(1.79)

Consolidated Cash Flow Data:
Cash flows from operating activities	$92.4	$82.1	$84.6	$79.3	$79.8
Cash flows used in investing activities	(48.0)	(305.3)	(26.7)	(31.1)	(554.1)
Cash flows from (used in) financing activities	(63.3)	230.9	(62.7)	(68.9)	516.3
Capital expenditures	48.0	33.5	33.4	31.1	30.0
Dividends declared per common share	$1.55	$1.55	$1.55	$0.80	$—

Consolidated Balance Sheet Data:
Cash and cash equivalents	$15.5	$34.3	$26.7	$31.4	$52.1
Total current assets	78.6	99.6	74.2	79.0	98.9
Net plant, property and equipment (3)	400.3	411.6	314.4	335.1	360.8
Total assets	1,241.6	1,304.6	889.6	946.0	1,006.1
Total long-term debt (including current portion) (4) (5)	881.3	892.6	594.0	555.0	629.4
Redeemable preferred shares	—	—	—	—	205.5
Stockholders’ equity/members’ deficit/parent company investment	70.1	155.4	115.0	199.2	(18.8)

Other Financial Data (unaudited):
Consolidated EBITDA (6)	$189.8	$143.8	$139.8	$136.8	$115.8

	Consolidated Communications Holdings, Inc.
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(unaudited)
Other Data (as of end of period) (7):
Local access lines in service:
Residential	162,067	183,070	155,354	162,231	168,778
Business	102,256	103,116	78,335	79,793	86,430

Total local access lines	264,323	286,186	233,689	242,024	255,208
CLEC access line equivalents	74,687	70,063	—	—	—
Digital telephone subscribers	6,510	2,494	—	—	—
IPTV subscribers	16,666	12,241	6,954	2,146	101
ILEC DSL subscribers	91,817	81,337	52,732	39,192	27,445

Total connections	454,003	452,321	293,375	283,362	282,754

(1)	Interest expense includes amortization of deferred financing costs totaling $1.4 million for the year ended December 31, 2008, $3.2 million for 2007, $3.3 million for 2006, $5.5 million for 2005, and $6.4 million for 2004.

(2)	We recognized $0.3 million and $2.8 million of net proceeds in other income in 2007 and 2005, respectively, because we received key-man life insurance proceeds relating to the passing of former TXUCV employees.

(3)	Property, plant and equipment are recorded at cost. The cost of additions, replacements, and major improvements is capitalized, while repairs and maintenance are charged to expenses. When property, plant and equipment are retired from our regulated subsidiaries, the original cost, net of salvage, is charged against accumulated depreciation, with no gain or loss recognized in accordance with composite group life remaining methodology used for regulated telephone plant assets.

(4)	In connection with the TXUCV acquisition on April 14, 2004, we issued $200.0 million in aggregate principal amount of senior notes and entered into credit facilities. In connection with the IPO and related transactions, we retired $70.0 million of senior notes and amended and restated our credit facilities. In connection with the acquisition of North Pittsburgh on December 31, 2007, we incurred $296.0 million new term debt, net of payoffs of existing debt. All remaining senior notes were retired on April 1, 2008.

(5)	In July 2006, we repurchased and retired approximately 3.8 million shares of our common stock for approximately $56.7 million, or $15.00 per share. We financed this transaction using approximately $17.7 million of cash on hand and $39.0 million of additional term-loan borrowings.

(6)	We present Consolidated EBITDA for three reasons: we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends; it provides a measure of consistency in our financial reporting; and covenants in our credit facilities contain ratios based on Consolidated EBITDA.
Consolidated EBITDA is defined in our current credit facility as:
Consolidated Net Income (also defined in our credit facility),
(a) plus the following, to the extent deducted in arriving at Consolidated Net Income:
(i) interest expense, amortization, or write-off of debt discount and non-cash expense incurred in connection with equity compensation plans;
(ii) provision for income taxes;
(iii) depreciation and amortization;
(iv) non-cash charges for asset impairment; all charges, expenses, and other extraordinary, non-recurring, and unusual integration costs or losses related to the acquisition of North Pittsburgh, including all severance payments in connection with the acquisition, so long as such costs or losses are incurred prior to December 31, 2009, and do not exceed $12.0 million in the aggregate;
(v) all non-recurring transaction fees, charges, and other amounts related to the acquisition of North Pittsburgh (excluding all amounts otherwise included in accordance with U.S. generally accepted accounting principles (“GAAP”) in determining Consolidated EBITDA), so long as such fees, charges, and other amounts do not exceed $18 million in the aggregate;

(b) minus (in the case of gains) or plus (in the case of losses) gain or loss on sale of assets;
(c) minus (in the case of gains) or plus (in the case of losses) non-cash income or charges relating to foreign currency gains or losses;
(d) plus (in the case of losses) or minus (in the case of income) non-cash minority interest income or loss;
(e) plus (in the case of items deducted in arriving at Consolidated Net Income) or minus (in the case of items added in arriving at Consolidated Net Income) non-cash charges resulting from changes in accounting principles;
(f) plus extraordinary losses and minus extraordinary gains as defined by GAAP;
(g) plus (in the case of any period ending on December 31, 2007, and any period ending during the seven immediately succeeding fiscal quarters of the Company, to the extent not otherwise included in Consolidated EBITDA) cost savings to be realized by the Company and its subsidiaries in connection with the acquisition of North Pittsburgh that are attributable to the integration of the Company’s operations and businesses in Illinois and Texas with the acquired Pennsylvania operations, which cost savings are deemed to be the amounts set forth on a schedule to the credit agreement for each such fiscal quarter; and
(h) minus interest income.

(7)	Beginning with 2007, Other data includes access lines, CLEC access line equivalents, and DSL subscribers for our North Pittsburgh operations, which were acquired on December 31, 2007.
If our Consolidated EBITDA were to decline below certain levels, there may be violations of covenants in our credit facilities that are based on this measure, including our total net leverage and interest coverage ratios covenants. The consequences could include a default or mandatory prepayment or a prohibition on dividends.
We believe that net cash provided by operating activities is the most directly comparable financial measure to Consolidated EBITDA under GAAP. Consolidated EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP. Consolidated EBITDA is not a complete measure of profitability because it does not include costs and expenses identified above. Nor is Consolidated EBITDA a complete net cash flow measure because it does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, make capital expenditures, make acquisitions, or pay its income taxes and dividends.

The following table sets forth a reconciliation of Cash Provided by Operating Activities to Consolidated EBITDA:

	CCI Holdings
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in millions)
	(unaudited)
EBITDA:
Net cash provided by operating activities	$92.4	$82.1	$84.6	$79.3	$79.8
Adjustments:
Compensation from restricted share plan	(1.9)	(4.0)	(2.5)	(8.6)	—
Other adjustments, net (a)	3.8	(9.5)	(2.0)	(18.0)	(22.0)
Changes in operating assets and liabilities	9.9	8.5	0.6	10.2	(4.4)
Interest expense, net	66.3	46.5	42.9	53.4	39.6
Income taxes	6.6	4.7	0.4	10.9	0.2

EBITDA (b)	177.1	128.3	124.0	127.2	93.2

Adjustments to EBITDA (c):
Intergration, restructuring and Sarbanes-Oxley (d)	4.8	1.2	3.7	7.4	7.0
Professional service fees (e)	—	—	—	2.9	4.1
Other, net (f)	(19.9)	(6.6)	(7.1)	(3.0)	(3.7)
Investment distributions (g)	17.8	6.6	5.5	1.6	3.6
Pension curtailment gain (h)	—	—	—	(7.9)	—
Loss on extinghishment of debt (i)	9.2	10.3	—	—	—
Intangible assets impairment (a)	6.1	—	11.2	—	11.6
Extraordinary item (j)	(7.2)	—	—	—	—
Non-cash compensation (k)	1.9	4.0	2.5	8.6	—

Consolidated EBITDA	$189.8	$143.8	$139.8	$136.8	$115.8

(a)	Other adjustments, net includes $6.1 million, $11.2 million and $11.6 million of intangible asset impairment charges for years ended December 31, 2008, December 31, 2006, and December 31, 2004, respectively. During our annual impairment review for 2008, we determined that the projected future cash flows of the telemarketing business would not be sufficient to support the carrying value of the goodwill. In addition, based on a decline in estimated future cash flows in the telemarketing and operator services business, our 2006 annual impairment review determined that the value of the customer lists associated with these businesses was impaired. Our 2004 impairment testing determined that the goodwill of our operator services business and the tradenames of our telemarketing and mobile services businesses were impaired. Non-cash impairment charges are excluded in arriving at Consolidated EBITDA under our credit facility.

(b)	EBITDA is defined as net earnings (loss) before interest expense, income taxes, depreciation, and amortization on an unadjusted basis.

(c)	These adjustments reflect those required or permitted by the lenders under the credit facility in place at the end of each of the years included in the periods presented.

(d)	In connection with the TXUCV acquisition, we incurred certain expenses associated with integrating and restructuring the businesses. These expenses include severance; employee relocation expenses; Sarbanes-Oxley start-up costs; and costs to integrate our technology, administrative and customer service functions, and billing systems. In connection with the North Pittsburgh acquisition we incurred similar expenses with the exception of Sarbanes-Oxley start-up costs.

(e)	Represents the aggregate professional service fees paid to certain large equity investors prior to our initial public offering. Upon closing of the initial public offering, these service agreements terminated.

(f)	Other, net includes the equity earnings from our investments, dividend income, and certain other miscellaneous non-operating items. Key man life insurance proceeds of $0.3 million and $2.8 million received in 2007 and 2005, respectively, are not deducted to arrive at Consolidated EBITDA.

(g)	For purposes of calculating Consolidated EBITDA, we include all cash dividends and other cash distributions received from our investments.

(h)	Represents a $7.9 million curtailment gain associated with the amendment of our Texas pension plan. The gain was recorded in general and administrative expenses. However, because the gain is non-cash, it is excluded from Consolidated EBITDA.

(i)	Represents the redemption premium and write-off of unamortized debt issuance costs in connection with the redemption and retirement of our senior notes during 2008 and the write off of debt issuance costs in connection with retiring the obligations under our former credit facility and entering into a new credit facility contemporaneously with the North Pittsburgh acquisition.

(j)	Upon making the election to discontinue accounting for certain regulated property under Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation.” Accordingly, we recognized an extraordinary non-cash gain in connection with our adoption of SFAS No. 101 “Regulated Enterprises — Accounting for the Discontinuance of Application of FASB Statement No. 71.” See the financial statements and footnotes for additional information.

(k)	Represents compensation expenses in connection with our Restricted Share Plan. Because of their non-cash nature, these expenses are excluded from Consolidated EBITDA.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Consolidated Communications Holdings, Inc. and its subsidiaries should be read in conjunction with our historical financial statements and related notes contained elsewhere in this Report.
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois, Texas, and Pennsylvania. Our main sources of revenues are our local telephone businesses, which offer an array of services, including local dial tone; digital telephone service, custom calling features; private line services; long distance; dial-up Internet access; high-speed Internet access, which we refer to as Digital Subscriber Line or DSL; inside wiring service and maintenance; carrier access; billing and collection services; telephone directory publishing; wholesale transport services on a fiber optic network in Texas; and Internet Protocol digital video service, which we refer to as IPTV. We also operate a number of complementary businesses that offer telephone services to county jails and state prisons, operator services, equipment sales, telemarketing, and order fulfillment services.
Share repurchase
On July 28, 2006, we completed the repurchase of 3,782,379, or 12.7%, of the outstanding shares from Providence Equity for $56.7 million, or $15.00 per share. The repurchase was funded with $17.7 million of cash on hand and $39.0 million of new borrowings under our previous credit facility. The effect of the transaction was an annual increase of $3.0 million of cash flow due to:
•	a reduction in our annual dividend obligation of $5.9 million;
•	an increase in our after tax net cash interest of $2.9 million due to the increased borrowings incurred and increase in the interest rate on our credit facility of 25 basis points and a decrease in interest income resulting from reduced cash on hand.

Acquisition of North Pittsburgh and new credit facility
On December 31, 2007, the Company completed its acquisition of North Pittsburgh Systems, Inc (“North Pittsburgh”). At the effective time of the merger, 80% of the shares of North Pittsburgh common stock converted into the right to receive $25.00 in cash, without interest, per share, for an approximate total of $300.1 million. Each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of common stock of the Company, or an approximate total of 3.32 million shares. The total purchase price, including fees, was $347.0 million, net of cash acquired.
In connection with the acquisition, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with various financial institutions. The credit agreement provides for aggregate borrowings of $950.0 million, consisting of a $760.0 million term loan facility, a $50.0 million revolving credit facility (which remains fully available as of December 31, 2008), and a $140.0 million delayed draw term loan facility. The Company borrowed $120.0 million under the delayed draw term loan facility on April 1, 2008, to redeem the outstanding senior notes. The commitment for the remaining $20 million under the delayed draw facility expired. Other borrowings under the credit facility were used to retire the Company’s previous $464.0 million credit facility and to fund the acquisition of North Pittsburgh.
Redemption of senior notes
On April 1, 2008, the Company redeemed all of the outstanding 9.75% senior notes using $120.0 million borrowed under the delayed draw term loan and cash on hand. The total amount of the redemption was $136.3 million, including a redemption premium of 4.875%, or $6.3 million. We recognized a $9.2 million loss on the redemption of the notes. As a result of the transaction, we expect to realize $4.0 million reduction in annualized cash interest expense.
Discontinuance of the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
Historically, our Illinois and Texas ILEC operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes to our operations, however, have impacted the dynamics of the Company’s business environment and caused us to evaluate the applicability of SFAS No. 71. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets as, primarily, our traditional cable competitors started offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our Illinois and Texas operations. The conversion to price caps gives us greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand we have also launched our own VOIP product offering as an alternative to our traditional wireline services. While there has been no material changes in our bundling strategy and or in our end-user pricing, our pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
Based on the factors impacting our operations, we determined in the fourth quarter 2008, that the application of SFAS No. 71 for reporting our financial results is no longer appropriate. SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuance of Application of FASB Statement No. 71,” specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS No. 71. SFAS No. 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS No. 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for the Company’s telephone operations subject to SFAS No. 71 have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of SFAS No. 71, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of $7.2 million, net of taxes of $4.2 million.

Factors affecting results of operations
Revenues
Telephone Operations and Other Operations. Our revenues are derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas. Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in our Telephone Operations segment, except through acquisitions such as that of North Pittsburgh. However, we do expect relatively consistent cash flow from year to year because of stable customer demand, limited competition, and a generally supportive regulatory environment.
Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network. The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams. We had 264,323 local access lines in service as of December 31, 2008, compared to 286,186 at the end of 2007. We had 233,689 local access lines in service at the end of 2006, prior to our acquisition of North Pittsburgh.
Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions and increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. Both Suddenlink and Comcast, cable competitors in Texas, as well as NewWave Communications in Illinois, launched a competing voice product this year, which caused a spike in our line loss. We estimate that cable companies are now offering voice service to all of their addressable customers, covering 85% of our entire service territory.
We also lost local access lines because residential customers disconnected second telephone lines when they substituted DSL or cable modem service for dial-up Internet access, and wireless service for wired. Second lines decreased from 10,685 as of December 31, 2007, to 8,822 as of December 31, 2008. The disconnection of second lines represented 8.9% of our residential line loss in 2008, and 9.6% in 2007. In addition, since we began to more aggressively promote our digital telephone service, we estimate that approximately one-half of our digital telephone subscriber additions are switching from one of our traditional access lines. We expect to continue to experience modest erosion in access lines both due to market forces and through our own cannibalization.
We have mitigated the decline in local access lines with increased average revenue per access line by focusing on the following:
•	aggressively promoting DSL service, including selling DSL as a stand-alone offering;
•	bundling value-adding services, such as DSL or IPTV, with a combination of local service and custom calling features;
•	maintaining excellent customer service standards; and

•	keeping a strong local presence in the communities we serve.
We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long distance) and by announcing special promotions, like discounted second lines. We also market our “triple play” bundle, which includes local telephone service, DSL, and IPTV. As of December 31, 2008, IPTV was available to over 142,800 homes in our markets. Our IPTV subscriber base has grown from 12,241 as of December 31, 2007, to 16,666 as of December 31, 2008. We launched IPTV in our Pennsylvania markets in April 2008.

In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois, Texas, and Pennsylvania regions. We also continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives include offering:
•	hosted digital telephone service in certain Texas and Pennsylvania markets to meet the needs of small- to medium-sized business customers that want robust function without having to purchase a traditional key or PBX phone system;
•	Digital telephone service for residential customers, which is being offered to our Texas and Illinois customers and will expand to our Pennsylvania customers in 2009 both as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor;
•	DSL service—even to users who do not have our access line—which expands our customer base and creates additional revenue-generating opportunities;
•	a DSL product with speeds up to 10 Mbps for those customers desiring greater Internet speed; and

•	High definition video service and digital video recorders in all of our IPTV markets.
These efforts may mitigate the financial impact of any access line loss we experience.
The number of DSL subscribers we serve grew substantially in 2008. We had 91,817 DSL lines in service as of December 31, 2008, compared to 81,337 as of December 31, 2007, including 14,713 as a result of the acquisition of North Pittsburgh, and 52,732 as of December 31, 2006. Currently over 95% of our rural telephone companies’ local access lines are DSL-capable.
We also utilize service bundles, which include combinations of local service, custom calling features, and Internet access, to generate revenue and retain customers in our Illinois, Texas and Pennsylvania markets. Our service bundles totaled 42,054 at December 31, 2008, compared to 45,971 at the end of 2007 and 43,175 at the end of 2006.

The following sets forth several key metrics as of the end of the periods presented. Only the information as of December 31, 2008 and 2007 include North Pittsburgh.

	December 31,	December 31,	December 31,
	2008	2007 (1)	2006
Local access lines in service:
Residential	162,067	183,070	155,354
Business	102,256	103,116	78,335

Total local access lines	264,323	286,186	233,689

Digital telephone subscribers	6,510	2,494	—
IPTV subscribers	16,666	12,241	6,954
ILEC DSL subscribers	91,817	81,337	52,732

Broadband Connections	114,993	96,072	59,686
CLEC Access Line Equivalents (2)	74,687	70,063	—

Total connections	454,003	452,321	293,375

Long distance lines (3)	165,953	166,599	148,181
Dial-up subscribers	3,957	5,578	11,942

(1)	In connection with the acquisition of North Pittsburgh, we acquired 36,411 residential access lines, 25,988 business access lines, 14,713 DSL subscribers, 87 digital telephone subscribers, 70,063 CLEC access line equivalents and 18,223 long distance lines.

(2)	CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(3)	Reflects the inclusion of long distance service provided as part of our VOIP offering while excluding CLEC long distance subscribers.
Expenses
Our primary operating expenses consist of cost of services; selling, general and administrative expenses; and depreciation and amortization expenses.
Cost of services and products. Our cost of services includes the following:
•	operating expenses relating to plant costs, including those related to the network and general support costs, central office switching and transmission costs, and cable and wire facilities;
•	general plant costs, such as testing, provisioning, network, administration, power, and engineering; and
•	the cost of transport and termination of long distance and private lines outside our rural telephone companies’ service area.
We have agreements with various carriers to provide long distance transport and termination services. We believe we will meet all of our commitments in these agreements and will be able to procure services for periods after our current agreements expire. We do not expect any material adverse effects from any changes in any new service contract.
Selling, general and administrative expenses. In general, selling, general and administrative expenses include selling and marketing expenses; expenses associated with customer care; billing and other operating support systems; and corporate expenses, such as professional service fees and non-cash stock compensation.

Our Telephone Operations segment incurs selling, marketing, and customer care expenses from its customer service centers and commissioned sales representatives. Our customer service centers are the primary sales channels for customers with one or two phone lines, whereas commissioned sales representatives provide customized systems for larger business customers. In addition, we use customer retail centers for various communications needs, including new telephone, Internet, and IPTV purchases.
Each of our Other Operations businesses primarily uses an independent sales and marketing team comprising field sales account managers, management teams, and service representatives to execute our sales and marketing strategy.
Our operating support and back office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single company-wide systems and platforms. We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices. We converted the North Pittsburgh accounting and payroll functions to our existing systems, and have started to integrate many other functions. Our integration and restructuring expenses were $4.8 million for the year ended December 31, 2008, $1.2 million for 2007, and $2.9 million for 2006.
Depreciation and amortization expenses. Prior to the discontinuance of the accounting prescribed by SFAS No. 71 on December 31, 2008 as noted above, we recognized depreciation expenses for our regulated telephone plant using rates and lives approved by the state regulators for regulatory reporting purposes. Upon the discontinuance of SFAS No. 71, we revised the useful lives on a prospective basis to be similar to a non-regulated entity.
The provision for depreciation on nonregulated property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	15-35
Network and outside plant facilities	5-30
Furniture, fixtures and equipment	5-17
Capital Leases	11
Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because trade names have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life. The net carrying value of customer lists at December 31, 2008, is being amortized at a weighted average life of approximately 6.4 years.

The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008		2007		2006
		% of Total		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$104.6	25.0%	$82.8	25.2%	$85.1	26.6%
Network access services	94.6	22.6	70.2	21.3	68.1	21.2
Subsidies	55.2	13.2	46.0	14.0	47.6	14.8
Long distance services	24.0	5.7	14.0	4.2	15.2	4.7
Data and Internet services	62.7	15.0	38.0	11.5	30.9	9.6
Other services	36.9	8.8	35.8	10.9	33.5	10.5

Total Telephone Operations	378.0	90.3	286.8	87.1	280.4	87.4
Other Operations	40.4	9.7	42.4	12.9	40.4	12.6

Total operating revenues	418.4	100.0	329.2	100.0	320.8	100.0

Expenses
Operating expenses
Telephone Operations	213.0	50.9	153.4	46.6	152.4	47.5
Other Operations	45.4	10.9	43.5	13.2	51.7	16.1
Depreciation and amortization	91.7	21.9	65.7	20.0	67.4	21.0

Total operating expenses	350.1	83.7	262.6	79.8	271.5	84.6

Income from operations	68.3	16.3	66.6	20.2	49.3	15.4

Interest expense, net	(66.3)	(15.8)	(46.5)	(14.1)	(42.9)	(13.4)
Other income (expense), net	9.9	2.4	(4.0)	(1.2)	7.3	2.2
Income tax expense	(6.6)	(1.6)	(4.7)	(1.4)	(0.4)	(0.1)

Income before extraordinary item	5.3	1.3	11.4	3.5	13.3	4.1
Extraordinary item, net of tax	7.2	1.7	—	—	—	—

Net Income	$12.5	3.0%	$11.4	3.5%	$13.3	4.1%

Segments
In accordance with the reporting requirement of SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”, the Company has two reportable business segments: Telephone Operations and Other Operations. The results of operations for North Pittsburgh are included in the Telephone Operations segment for the periods following the acquisition on December 31, 2007. The results of operations discussed below reflect our consolidated results.
Results of Operations
For the year ended December 31, 2008, compared to December 31, 2007
Revenues
Our revenues increased by 27.1%, or $89.2 million, to $418.4 million in 2008, from $329.2 million in 2007. We explain this change in the discussion and analysis below.
Telephone Operations Revenues
Local calling services revenues increased by 26.3% or $21.8 million, to $104.6 million in 2008 compared to $82.8 million in 2007. The increase is primarily due to $27.5 million of new local calling revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, local calling revenue decreased by $5.7 million, primarily due to a decline in local access lines, as discussed under “—Factors Affecting Results of Operations.”

Network access services revenues increased by 34.8%, or $24.4 million, to $94.6 million in 2008 compared to $70.2 million in 2007. The increase is primarily due to $29.5 million of new network access revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, network access revenue decreased by $5.1 million. In 2007 we recognized $0.7 million of non-recurring revenue from the favorable settlement of an outstanding billing claim. In 2008, the Texas Infrastructure Fund and Local Number Portability surcharges for Texas were eliminated reducing revenues approximately $1.4 million. In addition, subscriber line charge revenue decreased $1.1 million due to access line loss. As a result of declining minutes of use, our switched access revenues decreased by $3.4 million, which was partially offset by a $1.0 million increase in special access revenue.
Subsidies revenues increased by 20.0%, or $9.2 million, to $55.2 million in 2008 compared to $46.0 million in 2007. The increase is primarily due to $7.3 million of new federal and state subsidy revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, subsidy revenue increased by $1.9 million. In 2008, we received $1.4 million in refunds of prior period payments; however in 2007 we made payments of $2.6 million for prior periods. Exclusive of the prior period settlements, we received $28.6 million in federal universal service fund (“USF”) support and $17.9 million in Texas USF support in 2008, compared to $29.6 million in federal USF support and $19.0 million in Texas USF support in 2007.
Long distance services revenues increased by 71.4%, or $10.0 million, to $24.0 million in 2008 compared to $14.0 million in 2007. The increase is primarily due to $11.6 million of new long distance revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, long distance revenue decreased by $1.6 million as a result of a decline in billable minutes.
Data and Internet revenues increased by 65.0%, or $24.7 million, to $62.7 million in 2008 compared to $38.0 million in 2007. The increase is primarily due to $16.7 million of new data and Internet revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, data and Internet revenues increased by $8.0 million due to an increase in DSL and IPTV subscribers. These increases were partially offset by erosion of our dial-up Internet base.
Other services revenues increased by 3.1%, or $1.1 million, to $36.9 million in 2008 compared to $35.8 million in 2007. The acquisition of North Pittsburgh resulted in $2.2 million of new other services revenue. Without the effect of North Pittsburgh, other service revenues decreased by $1.1 million due to the recognition of $0.1 million of revenue from the settlement of a billing dispute in 2007 and a decrease of $1.0 million in inside wiring revenue in 2008.
Other Operations Revenues
Other Operations revenues decreased by 4.7%, or $2.0 million, to $40.4 million in 2008 compared to $42.4 million in 2007. In 2007 our telemarketing business expanded its call volume capacity. As a result of the expansion, revenue for 2008 increased by $0.9 million compared to 2007. Partially offsetting the increase was a decline of $1.1 million in our operator services business as a result of decreased call attempts, a decline of $0.7 million in business system sales, and lower revenues from our prison systems calling and mobile and paging services.
Operating Expenses
Our operating expenses increased by 33.3%, or $87.5 million, to $350.1 million in 2008 compared to $262.6 million in 2007. We explain this change in the discussion and analysis below.
Telephone Operations Operating Expenses
Operating expenses for Telephone Operations increased by 38.9%, or $59.6 million, to $213.0 million in 2008 compared to $153.4 million in 2007. The increase is primarily due to an additional $57.0 million of telephone operations operating expenses as a result of the acquisition of North Pittsburgh, as well as $1.5 million of costs incurred during the recovery from Hurricane Ike, which caused severe power outages in both Texas and Pennsylvania in 2008.

Other Operations Operating Expenses
Operating expenses for Other Operations increased by 4.4%, or $1.9 million, to $45.4 million in 2008 compared to $43.5 million in 2007. Upon completion of our annual testing, we recognized an impairment charge of $6.1 million due to a decline in the future cash flows that are projected to be generated by the telemarketing and fulfillment business. Cost of services declined by $1.8 million directly related to the decrease in revenues for the various Other Operations businesses. In addition, our operator services business experienced a $1.5 million decrease on operating expense as a result of salary and benefit reductions.
Depreciation and Amortization
Depreciation and amortization expenses increased by 39.6%, or $26.0 million, to $91.7 million in 2008 compared to $65.7 million in 2007. In connection with the acquisition of North Pittsburgh, we acquired property, plant and equipment valued at $116.3 million, which caused an increase in depreciation expense. In addition, we allocated $49.0 million of the purchase price to customer lists, which are being amortized over five years.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 42.6%, or $19.8 million, to $66.3 million in 2008 compared to $46.5 million in 2007. The increase is primarily due to an increase of $296.0 million in our long-term debt as a result of the acquisition of North Pittsburgh. The increase in interest expense resulting from the acquisition was partially offset by the redemption of our senior notes. On April 1, 2008, we redeemed $130.0 million of senior notes paying 9.75% interest by using cash on hand and borrowing $120.0 million at a rate of approximately 7.0%. In addition, during the third quarter of 2008, we entered into $790.0 million of basis swaps, as described in Note 14 to the financial statements. The recognition of ineffectiveness on our interest rate swaps created a non-cash charge of $0.4 million to interest expense.
Other Income (Expense)
Other income, net increased $13.9 million, to $9.9 million in 2008 compared to ($4.0) million in 2007. $13.1 million of income was recognized from three additional cellular partnerships acquired as part of the acquisition of North Pittsburgh, as well as additional earnings from our previously held wireless partnership investments in Texas. In connection with the 2008 redemption of our senior notes, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write off of unamortized deferred financing costs of $2.9 million. During 2007, we recognized a loss on extinguishment of debt of $10.3 million related to the debt refinancing from the acquisition of North Pittsburgh.
Extraordinary Item
In the fourth quarter of 2008, we determined it was no longer appropriate to continue the application of SFAS No. 71 for certain wholly-owned subsidiaries — Illinois Consolidated Telephone Company, Consolidated Communications of Texas Company, and Consolidated Communications of Fort Bend Company.
The decision to discontinue the application of SFAS No. 71 was based on recent changes to our operations which have impacted the dynamics of the Company’s business environment. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets as, primarily, our traditional cable competitors started offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our Illinois and Texas operations. The conversion to price caps gives us greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand we have also launched our own VOIP product offering as an alternative to our traditional wireline services. While there has been no material changes in our bundling strategy and or in end-user pricing, our pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions. As required by the provisions of SFAS No. 101 “Regulated Enterprises — Accounting for the Discontinuation of Application of FASB No. 71”, the Company recorded a non-cash extraordinary gain of $7.2 million, net of tax of $4.2 million from the write off of asset removal costs in excess of the salvage value of regulatory fixed assets which had previously been charged to depreciation over the assets’ useful life.

Income Taxes
Provision for income taxes increased by $1.9 million to $6.6 million in 2008 compared to $4.7 million in 2007. The effective tax rate was 55.8% for 2008 and 29.0% for 2007. The effective rate for 2008 including the extraordinary gain and corresponding tax was 46.3%.
Taxes were higher during 2008 due to state income taxes owed in certain states where we were required to file on a separate legal entity basis and the rate impact of the extraordinary gain presented net of tax. In addition, Consolidated Communications Holdings, Inc. (CCHI) completed a tax free legal entity reorganization project resulting in changes to our state reporting structure. This change resulted in a net decrease in the Company’s state deferred income tax rate. This change in the state deferred income tax rate resulted in approximately $1.2 million tax benefit in 2008 due to applying a lower effective deferred income tax rate to previously recorded deferred tax liabilities. Also, during 2008 the state of Texas completed an audit of two Texas subsidiaries resulting in additional tax expense of $.8 million.
The effective tax rate during 2007 was lower than the statutory rate due to a 2007 amendment to Texas tax legislation first enacted in 2006. For us, the most significant aspect of this amendment was the revision to the temporary credit on taxable margin to convert state loss carryforwards to a state tax credit carryforward. This new legislation effectively reduced our net deferred tax liabilities and corresponding tax provision by approximately $1.7 million. Under Illinois tax law, North Pittsburgh and its directly owned subsidiaries joined Consolidated Communications Holdings, Inc. and its directly owned subsidiaries in the Illinois unitary tax group for 2008. The addition of our Pennsylvania entities to our Illinois unitary group reduced the Company’s state deferred income tax rate. When applied to previously recorded deferred tax liabilities, that reduced rate lowered income tax expense by approximately $0.9 million in 2007.
Exclusive of these adjustments, our effective tax rate would have been approximately 48.1% for the year ended December 31, 2008, compared to 45.1% for the year ended December 31, 2007.
For the year ended December 31, 2007, compared to December 31, 2006
Revenues
Our revenues increased by 2.6%, or $8.4 million, to $329.2 million in 2007, from $320.8 million in 2006. We explain this change in the discussion and analysis below.
Telephone Operations Revenues
Local calling services revenues decreased by 2.7% or $2.3 million, to $82.8 million in 2007 compared to $85.1 million in 2006. The decrease is primarily due to the decline in local access lines, as discussed under “—Factors Affecting Results of Operations.”
Network access services revenues increased by 3.1%, or $2.1 million, to $70.2 million in 2007 compared to $68.1 million in 2006. The increase was primarily driven by rate increases in Illinois and increased demand for point-to-point circuits and other network access services.
Subsidies revenues decreased by 3.4%, or $1.6 million, to $46.0 million in 2007 compared to $47.6 million in 2006, primarily because out of period settlements increased and we received less in USF support. In 2007 we refunded $2.6 million in out of period settlements compared to $1.3 million in 2006. We received $27.0 million in federal USF support and $19.0 million in Texas USF support in 2007 compared to $28.1 million in federal USF support and $19.5 million in Texas USF support in 2006.

Long distance services revenues decreased by 7.9%, or $1.2 million, to $14.0 million in 2007 compared to $15.2 million in 2006. This was driven by general industry trends and the adoption of our unlimited long distance calling plans. These plans are helpful in maintaining and attracting customers, but they also tend to reduce billable minutes since heavy users of long distance services take advantage of fixed pricing plans.
Data and Internet revenues increased by 23.0%, or $7.1 million, to $38.0 million in 2007 compared to $30.9 million in 2006. The revenue increase was due to increased DSL and IPTV penetration. The number of DSL lines in service In Illinois and Texas increased from 52,732 as of December 31, 2006, to 66,624 as of December 31, 2007. IPTV customers increased from 6,954 at December 31, 2006, to 12,241 at December 31, 2007. These increases were partially offset by erosion of our dial-up Internet base.
Other services revenues increased by 6.9%, or $2.3 million, to $35.8 million in 2007 compared to $33.5 million in 2006. The revenue increase was due to growth in our Directory and Carrier Services businesses and a full year effect of late payment fees implemented in the fourth quarter of 2006.
Other Operations Revenues
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
Operating Expenses
Our operating expenses decreased by 3.3%, or $8.9 million, to $262.6 million in 2007 compared to $271.5 million in 2006. We explain this change in our discussion and analysis below.
Telephone Operations Operating Expenses
Operating expenses for Telephone Operations increased by 0.7%, or $1.0 million, to $153.4 million in 2007 compared to $152.4 million in 2006. In 2007 we incurred a $1.2 million reduction in severance costs compared to 2006. These decreases were partially offset by a $1.5 million increase in stock compensation expense and a $0.5 million increase in energy costs.
Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 15.9%, or $8.2 million, to $43.5 million in 2007 compared to $51.7 million in 2006. In 2006, the Operator Services and Market Response businesses recognized intangible asset impairment of $10.2 million and $1.1 million, respectively. Excluding the impairment charges, operating expenses for Other Operations increased by $3.1 million. This increase primarily came from increased costs required to support the growth in our customer premise equipment sales and telemarketing revenues.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 2.5%, or $1.7 million, to $65.7 million in 2007 compared to $67.4 million in 2006. In 2006, the Company recognized $11.0 million in impairment related to its Operator Services and Market Response customer lists. The reduced carrying value of the customer lists resulted in decreased amortization expense in 2007.

Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, increased by 8.4%, or $3.6 million, to $46.5 million in 2007 compared to $42.9 million in 2006. The increase is primarily due to the higher average level of outstanding debt in 2007 because we borrowed an additional $39.0 million in July 2006 to complete the share repurchase.
Other Income (Expense)
Other income, net decreased $11.3 million, to ($4.0) million in 2007 compared to $7.3 million in 2006. During 2007, we recognized a loss on extinguishment of debt of $10.3 million related to the debt refinancing from the acquisition of North Pittsburgh. In addition, we recognized $7.0 million of investment income in 2007, compared to $7.7 million in 2006. Investment income was lower because of lower equity earnings from our cellular partnership investments.
Income Taxes
Provision for income taxes increased by $4.3 million to $4.7 million in 2007 compared to $0.4 million in 2006. The effective tax rate was 29.0% for 2007 and 3.0% for 2006.
The effective tax rate during 2007 primarily resulted from a 2007 amendment to Texas tax legislation first enacted during 2006. The most significant impact of this amendment for us was the revision to the temporary credit on taxable margin converting state loss carryforwards to a state tax credit carryforward. This new legislation resulted in a reduction of our net deferred tax liabilities and corresponding credit to our tax provision of approximately $1.7 million. In addition, under Illinois tax law, North Pittsburgh and its directly owned subsidiaries joined Consolidated Communications Holdings, Inc. and its directly owned subsidiaries in the Illinois unitary tax group for 2008. The addition of our Pennsylvania entities to our Illinois unitary group changed the Company’s state deferred income tax rate. This change in the state deferred income tax rate resulted in a reduction in income tax expense of approximately $0.9 million in 2007 because the lower effective deferred income tax rate was applied to previously recorded deferred tax liabilities.
The low effective tax rate during 2006 resulted primarily from a change in Texas tax legislation enacted in 2006. The most significant impact of the new legislation for us was the modification of our Texas franchise tax calculation to a new “margin tax” calculation used to derive taxable income. This new legislation reduced our net deferred tax liabilities and corresponding credit to our state tax provision of approximately $6.0 million.
Critical Accounting Policies and Use of Estimates
This section discusses the accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. In making the necessary estimates, we considered various assumptions and factors based on our best estimates and all information available to us; however, such assumptions and factors may prove to have been inaccurate, which could have a material impact on our financial condition, results of operations, or cash flows. These assumptions will be analyzed in future periods and adjusted if necessary. We believe that of our significant accounting policies, the following involve the most judgment and complexity.
Derivatives
We regularly use derivative contracts designated as cash flow hedges to convert a portion of our anticipated future floating interest rate cash flows associated with our credit facility to a fixed rate. The change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in interest rate movements of the hedged item. Gains and losses arising from the change in fair value of the hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of interest expense in the period in which the hedged item affects earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these instruments would be recorded in the statement of earnings as a component of interest expense.

Fair Value Measurements
Our derivative instruments related to interest rate swap agreements are required to be measured at fair value. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non performance risk as the most significant inputs.
We evaluate the quality and reliability of the assumptions and data used to measure fair value in the three hierarchy levels, Level 1, 2 and 3, as prescribed by SFAS No. 157 (see note 15 for additional information). Certain material inputs to the interest rate swap valuations are not directly observable and cannot be corroborated by observable market data. We have categorized these interest rate derivatives as Level 3.
We evaluate our risk of non-performance based on risk premiums being assigned to companies of similar size and with similar credit ratings. Counterparty non-performance risk is assigned based on observable market data. The application of non-performance risk to our determination of the value of our derivatives resulted in a reduction of the reported liability of our derivative instruments of $7.1 million for the period ending December 31, 2008. The adjustment for non-performance risk is recorded in other comprehensive income, net of taxes.
The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements of SFAS No. 157 at December 31, 2008 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Derivatives	$47,908			$47,908

The following table presents the Company’s net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at December 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Interest Rate
Derivatives

Balance at December 31, 2007	$12,769
Settlements	(10,412)
Total gains or losses (realized/unrealized)
Unrealized loss included in earnings	395
Unrealized loss included in other comprehensive income	45,156

Balance at December 31, 2008	$47,908

The amount of total loss for the period included in earnings for the period as a component of interest expense	$395

Income taxes
Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with the adoption of new accounting standards, acquisitions of businesses and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. We account for tax benefits taken or expected to be taken in our tax returns in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return.
Subsidies revenues
We recognize revenues from universal service subsidies and charges to interexchange carriers for switched and special access services. In certain cases, our rural telephone companies participate in interstate revenue and cost-sharing arrangements, referred to as pools, with other telephone companies. Pools are funded by charges imposed by participating companies on their respective customers. The revenue we receive from our participation in pools is based on our actual cost of providing interstate services. These costs are not precisely known until special jurisdictional cost studies are completed—generally during the second quarter of the following year.
Allowance for uncollectible accounts
We use estimates and assumptions to evaluate the collectability of our accounts receivable. When we are aware that a specific customer is unable to meet its financial obligations, such as following a bankruptcy filing or substantial downgrading of credit scores, we record a specific allowance against amounts due to set the net receivable to an amount we believe we can collect. For all other customers, we reserve a percentage of the remaining outstanding accounts receivable balance as a general allowance based on a review of specific customer balances, trends, our experience with prior receivables, the current economic environment, and the length of time the receivables are past due. If circumstances change, we review the adequacy of the allowance to determine if we should modify our estimates of the recoverability of amounts due us by a material amount. At December 31, 2008, our total allowance for uncollectible accounts for all business segments was $1.9 million. If our estimate were understated by 10%, the result would be a charge of approximately $0.2 million to results of operations.

Valuation of intangible assets
Intangible assets not being amortized are reviewed for impairment as part of our annual business planning cycle in the fourth quarter. We also review all intangible assets for impairment whenever events or circumstances make it more likely than not that impairment may have occurred. Several factors could trigger an impairment review, including:
•	a change in the use or perceived value of our tradenames;

•	significant underperformance relative to historical or projected future operating results;

•	significant regulatory changes that would impact future operating revenues;

•	significant changes in our customer base;

•	significant negative industry or economic trends; or

•	significant changes in the overall strategy we employ to operate our business.
We determine if impairment exists based on a method that uses discounted cash flows. This requires management to make certain assumptions regarding future income, royalty rates, and discount rates, all of which affect our impairment calculation. Our impairment review in December 2007 did not result in any impairment losses for the year ended December 31, 2007. Based on our review in 2008, we recognized an impairment of $6.1 million on Consolidated Market Response, our telemarketing and order fulfillment business.
Pension and postretirement benefits
The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.
A significant assumption used in determining our pension benefit expense is the expected long-term rate of return on plan assets. Our pension investment strategy is to maximize long-term return on invested plan assets while minimizing the risk of volatility. Accordingly, we target our allocation percentage at 50% to 60% in equity funds, with the remainder in fixed income and cash equivalents. Our assumed rate considers this investment mix as well as past trends. We used a weighted average expected long-term rate of return of 8.0% in 2008 and 2007.
Another significant estimate is the discount rate used in the annual actuarial valuation of our pension and postretirement benefit plan obligations. In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations. For 2008 and 2007, we used a weighted average discount rate of 6.14% and 6.25%, respectively.
In 2008 we contributed $6.1 million to our pension plans and $2.5 million to our other postretirement plans. In 2007 we contributed $4.8 million to our pension plans and $1.5 million to our other postretirement plans.

The following table summarizes the effect of changes in selected assumptions on our estimate of pension plan expense and other postretirement benefit plan expense:

			December 31,
	Percentage		2008 Obligation		2008 Expense
Assumptions	Point Change		Higher	Lower	Higher	Lower
			(in millions)
Pension Plan Expense:
Discount rate	+ or - 0.5	pts	$(10.2)	$11.1	$—	$—
Expected return on assets	+ or - 1.0	pts	$—	$—	$(1.6)	$1.6

Other Postretirement Expense:
Discount rate	+ or - 0.5	pts	$(1.8)	$1.9	$—	$—
Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. We expect to continue to rely on those sources of funds.
As of December 31, 2008, we had $881.3 million of debt, including capital leases. Our $50.0 million revolving line of credit remains unused. On April 1, 2008, we borrowed $120.0 million of our delayed draw term loan facility and used those proceeds, together with cash on hand, to redeem our senior secured notes. In the second quarter of 2008, we recognized a loss on redemption of the senior notes of $9.2 million, which included the redemption premium and the write-off of unamortized deferred financing costs associated with the senior notes.
As a general matter, we expect that our liquidity needs in 2009 will arise primarily from: (i) dividend payments of $45.7 million, reflecting quarterly dividends at an annual rate of $1.55 per share; (ii) interest payments on our indebtedness of $58.0 million to $61.0 million; (iii) capital expenditures of approximately $42.0 million to $43.0 million; (iv) taxes; and (v) certain other costs. We also expect to use cash in 2009 and beyond to make contributions to our pension plans. As of the most recent actuarial measurement, we were approximately 62% funded on our pension plans. As a result, we expect to contribute $9.0 million to $11.0 million to our pension plans in 2009. Finally, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, and our ability to incur additional debt will be limited by our existing and future debt agreements.
We believe that cash flow from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next twelve months to fund our currently anticipated uses of cash. After 2009, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of operations, performance, and cash flow, all of which are subject to prevailing economic conditions and to financial, business, regulatory, legislative, and other factors, many of which are beyond our control.
We may be unable to access the cash flow of our subsidiaries since certain of our subsidiaries are, or may become, parties to credit or other borrowing agreements that restrict dividends or intercompany loans and investments.
To the extent our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing, or private or public sales of equity and debt securities. We cannot guarantee that we will be able to generate sufficient cash flow from operations, that anticipated revenue growth will be realized, or that future borrowings or equity issuances will be available in amounts sufficient to adequately fund our expected uses of cash. If we cannot obtain adequate financing, we may need to significantly reduce our operations or level of capital expenditures, which could have a material adverse effect on our financial condition and the results of operations.

In recent months liquidity in the capital markets has become scarce; many commercial banks are reluctant to lend money. As discussed below, our term loan has been fully funded at a fixed spread above LIBOR and we have $50.0 million available under our revolving credit facility. Based on our discussions with banks participating in the bank group, we expect that the funds will be available under the revolving credit facility if necessary.
For more information about the possible effects of the recent economic downturn, see the “Risk Factors” section of this Report.
The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$92.4	$82.1	$84.6
Investing activities	(48.0)	(305.3)	(26.7)
Financing activities	(63.3)	230.9	(62.7)
Operating Activities
Net income adjusted for non-cash items is our primary source of operating cash. For the year ended December 31, 2008, net income adjusted for non-cash charges generated $107.1 million of operating cash. During the period we paid $13.5 million for federal and state income taxes, while our tax expense was $6.6 million. In addition we made cash payments of $6.1 million to fund our pension and income restoration plans. Changes in components of working capital—primarily accrued expenses, accounts receivable, and accounts payable—in the ordinary course of business accounted for the remainder of the cash flows from operations.
For 2007, net income adjusted for non-cash items generated $95.3 million of operating cash. We paid $14.0 million of cash income taxes in 2007, compared to $8.2 million in 2006. In addition, accounts receivable used $4.6 million, including $4.7 million to cover our normal bad debt reserve. The timing of our accounts payable resulted in an increase of $1.3 million of available cash.
For 2006, net income adjusted for non-cash items generated $90.2 million of operating cash. Changes in certain working capital components partially offset the cash generated. Accounts receivable used $4.0 million, including $5.1 million to cover our normal bad debt experience, offset by $1.1 million from a slight improvement in our days sales outstanding. We also used $2.8 million of cash, primarily to fund increased inventory supplies and miscellaneous prepaid expenses.
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the year ended December 31, 2008, we used $48.0 million for capital expenditures, which is an increase of $14.5 million over the year ended December 31, 2007. The increase was due to increased incremental spending as a result of the acquisition of North Pittsburgh. Because our networks, including the North Pittsburgh network, are modern and have been well maintained, we do not believe we will substantially increase capital spending beyond current levels in the future. Any such increase would likely occur as a result of a planned growth or expansion, if at all.
In 2007, we used $271.8 million of cash, net of cash acquired, to acquire North Pittsburgh Systems, Inc. In addition, we used $33.5 million for capital expenditures.
Cash used in investing activities of $26.7 million in 2006 consisted of capital expenditures of $33.4 million, partially offset by $6.7 million in proceeds from the sale of assets.

Over the three years ended December 31, 2008, we used $114.9 million in cash for capital investments. The majority of our capital spending was for the expansion or upgrade of outside plant facilities and switching assets. We expect our capital expenditures to be between $42.0 million and $43.0 million in 2009. We expect that the spending will be used primarily to maintain and upgrade our network, central offices and other facilities, and information technology for operating support and other systems.
Financing Activities
In 2008, we borrowed $120.0 million under our delayed draw term loan and used the proceeds, along with cash on hand, to retire $130.0 million of our outstanding senior notes and to pay a redemption premium of $6.3 million. In addition, we paid $45.4 million of cash to our common stockholders as dividends. The total amount of dividends paid increased in 2008 because we issued approximately 3.32 million shares of stock in connection with the North Pittsburgh acquisition. We also paid $0.2 million of deferred financing fees in connection with finalizing our new credit facility, and $1.0 million to satisfy obligations under capital leases.
In 2007, we generated $230.9 of cash from financing activities. We borrowed $760.0 million in connection with the acquisition of North Pittsburgh. In addition to funding the acquisition, we used proceeds from the borrowings and cash on hand to retire $464.0 million of term debt outstanding under our prior credit facility, to pay deferred financing costs of $8.7 million, to repay $15.4 million of North Pittsburgh’s long-term debt, and to pay $0.4 million in connection with registering shares that were issued to partially fund the acquisition. We also paid $0.3 million of deferred financing costs in connection with amending our credit facility in the first quarter of 2007. Finally, we paid $40.2 million of cash to our common stockholders as dividends.
In 2006, we used $62.7 million of cash for financing activities. We paid $44.6 million to our common stockholders as dividends. In July 2006, we repurchased and retired approximately 3.8 million shares of our common stock from Providence Equity for approximately $56.7 million, or $15.00 per share. With this transaction, Providence Equity sold its entire position in our company, which, prior to the transaction, totaled approximately 12.7 percent of our outstanding shares of common stock. This was a private transaction and did not decrease our publicly traded shares. We financed this repurchase using approximately $17.7 million of cash on hand and $39.0 million of additional term loan borrowings.
Debt
The following table summarizes our indebtedness as of December 31, 2008:
Debt and Capital Leases as of December 31, 2008
(In Millions)

	Balance	Maturity Date	Rate (1)
Capital lease	$1.3	April 12, 2010	7.40%
Revolving credit facility	—	December 31, 2013	LIBOR + 2.50%
Term loan	880.0	December 31, 2014	LIBOR + 2.50%

(1)	As of December 31, 2008, the 1-month and 3-month LIBOR rates were 0.43625% and 1.425%, respectively. As of December 31, 2008, we were electing 1-month LIBOR on the variable portion of our debt.

Credit Facilities
Borrowings under our credit facilities are our senior obligations that are secured by substantially all of the assets of the borrowers (Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., and North Pittsburgh Systems, Inc.) and the guarantors (the Company and each of the existing subsidiaries of Consolidated Communications, Inc., Consolidated Communications Ventures, and North Pittsburgh Systems, Inc., but not ICTC and certain future subsidiaries). The credit agreement contains customary affirmative covenants. For example, we (and our subsidiaries) are required to furnish specified financial information to the lenders, comply with applicable laws, and maintain our properties and assets and the related insurance. The credit agreement also contains customary negative covenants. For example, there are restrictions against incurring additional debt and issuing capital stock; creating liens; repaying other debt; selling assets; making investments, loans, guarantees, or advances; paying dividends; repurchasing equity interests or making other restricted payments; engaging in affiliate transactions; making capital expenditures; engaging in mergers, acquisitions, or consolidations; entering into sale-leaseback transactions; amending specified documents; entering into agreements that restrict dividends from subsidiaries; and changing the business we conduct. In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance.”
Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of December 31, 2008, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and the revolving credit facility. The applicable margin for our $880.0 million term loan is fixed for the duration of the loan. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and the revolving credit facility. The applicable margin for borrowings on the revolving credit facility is based on a pricing grid. Based on our leverage ratio of 4.86:1 as of December 31, 2008, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings. The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. At December 31, 2008, the weighted average interest rate, including swaps, on our credit facilities was 6.3% per annum.
Derivative Instruments
As of December 31, 2008, we had $740.0 million of notional amount floating to fixed interest rate swap agreements and $740.0 million of notional amount basis swaps. Approximately 84.1% of our floating rate term loans were fixed through interest rate swaps as of December 31, 2008. Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate. Under the basis swaps we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR. Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility. The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate. Our objective is to have between 75% and 85% of our variable rate debt fixed so there is some certainty to our cash flow streams. The maturity dates of these swaps are laddered to minimize any potential exposure to unfavorable rates when an individual swap expires. The swaps expire at various times through March 31, 2013, and have a weighted average fixed rate of approximately 4.43%. The current effect of the swap portfolio is to fix our cash interest payments on $740.0 million of floating rate debt at a rate of 6.93%, including our borrowing margin of 2.50% over LIBOR as discussed above.
Senior Notes
On April 1, 2008, we redeemed our senior secured notes and the related indenture was terminated.
Covenant Compliance
In general, our credit agreement restricts our ability to pay dividends to the amount of our “Available Cash” accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. The credit agreement defines Available Cash for any period as Consolidated EBITDA:
(a) minus, to the extent not deducted in the determination of Consolidated EBITDA,
(i) non-cash dividend income for such period;
(ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred
(A) in connection with or prior to the consummation of the acquisition of North Pittsburgh, or
(B) in connection with the redemption of our senior notes;
(iii) capital expenditures from internally generated funds;
(iv) cash income taxes for such period;
(v) scheduled principal payments of indebtedness, if any;

(vi) voluntary repayments of indebtedness, mandatory prepayments of term loans, and net increases in outstanding revolving loans during such period;
(vii) the cash costs of any extraordinary or unusual losses or charges; and
(viii) all cash payments made on account of losses or charges expensed prior to such period;
(b) plus, to the extent not included in Consolidated EBITDA,
(i) cash interest income;
(ii) the cash amount realized in respect of extraordinary or unusual gains; and
(iii) net decreases in revolving loans.
Based on the results of operations from October 1, 2005, through December 31, 2008, we would have been able to pay a dividend of $78.7 million under the credit facility covenant. After giving effect to the dividend of $11.4 million, which was declared in November 2008 and paid on February 1, 2009, we could pay a dividend of $67.3 million.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement) as of the end of any fiscal quarter is greater than 5.25:1.00 until December 31, 2008, and 5.10:1.00 thereafter, we generally will be required to suspend dividends on our common stock. (There is an exception for dividends paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures, or make other investments.) During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash (as defined above), among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2008, our total net leverage ratio was 4.86:1.00 and our interest coverage ratio was 2.85:1.00.
The description of our credit agreement and the covenants it contains in this Annual Report are summaries only. These summaries are qualified in their entirety by the actual documents, which were previously filed.
Dividends
We expect that cash flow from operations will fund dividend payments and our other expected cash needs. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments, as well as any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.
For various reasons, all of which are described in the “Risk Factors” section of this Annual Report, we believe that our dividend policy will limit, but not preclude, our ability to grow.
Surety bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of December 31, 2008, we had approximately $2.0 million of these bonds outstanding.

Table of contractual obligations and commitments
As of December 31, 2008, our material contractual obligations and commitments were:

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt (a)	$1,249,600	$61,600	$123,200	$123,200	$941,600
Capital lease (b)	1,433	1,051	382	—	—
Operating leases	10,294	4,187	4,661	758	688
Other agreements and commitments (c)	3,062	1,120	1,692	140	110
Pension and other post-retirement obligations (d)	107,306	10,290	36,858	36,939	23,219

Total contractual cash obligations and commitments	$1,371,695	$78,248	$166,793	$161,037	$965,617

(a)	This item consists of interest and principal payments under our credit facilities. The credit facilities consist of a $760.0 million term loan facility and a $120.0 delayed draw facility, both maturing on December 31, 2014, and a $50.0 million revolving credit facility, which was fully available but undrawn as of December 31, 2008.

(b)	Represents payments of principal and interest on a capital lease entered into by North Pittsburgh for equipment used in its operations.

(c)	Represents payments for two operational support systems obligations. Should we terminate either of the contracts prior to the expiration of their term, we will be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts. In addition, we have a contractual obligation for network maintenance.

(d)	Pension funding is an estimate of our minimum funding requirements to provide pension benefits for employees based on service through December 31, 2008. Obligations relating to other post-retirement benefits are based on forecasts of future benefit payments, which may change over time due to factors such as life expectancy, medical costs and trends, the actual rate of return on the plan assets, discount rates, discretionary pension contributions, and regulatory rules.
Under Financial Interpretation Number 48, unrecognized tax benefits of $5.7 million are excluded from the contractual obligations table because the timing of future cash outflows to settle these liabilities is highly uncertain.
Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited. We do not expect this FSP will have any material effect on future results of operations and financial condition.
In December 2008, the FASB issued FSP SFAS No. 132(R)-1(“SFAS 132(R)-1”),“Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension and other postretirement plan. SFAS 132(R)-1 requires employers to disclose the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation technique used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157; investment policies and strategies, including target allocation percentages; and significant concentrations of risk in plan assets. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will not have impact on future results of operations and financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161(“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires reporting entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” have been applied, and the impact that hedges have on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We currently provide information about hedging activities and use of derivatives in our quarterly and annual filings with the SEC, and satisfy many of the SFAS No. 161 disclosure requirements. While SFAS No. 161 will have an impact on disclosures, it will not have an impact on our future results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We have adopted SFAS No. 160 effective January 1, 2009 with regard to the minority interest held in the East Texas Fiber Line, a 63% owned subsidiary. We have included net income of $5.2 million in the mezzanine section of the balance sheet as of December 31, 2008 and recognized a charge to income of $0.9 million for earnings attributable to the minority shareholder for the year then ended. The impact of SFAS No. 160 on our future results of operations and financial condition will depend on the operating results of this subsidiary in future periods.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control, and requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. We have adopted SFAS No. 141(R) effective January 1, 2009, and expect it to affect acquisitions completed thereafter, though the impact will depend upon the size and nature of the acquisition. In addition, the $5.7 million liability for unrecognized tax benefits as of December 31, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company. Liabilities settled for lesser amounts will affect the income tax expense in the period of reversal. See Note 10 to the audited financial statements included herein.
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments that are required to be measured at fair value on a recurring basis. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. For additional information about the impact of SFAS No.157 on the results of operations and financial condition, please refer to Note 15 of our audited financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan’s funded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of SFAS No. 158 effective December 31, 2006. The measurement date provision was effective January 1,, 2008. After we combined the Texas and Illinois pension plans on December 31, 2007, we adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008, for pension and postretirement plans with measurement dates other than December 31. Adopting the measurement date provisions resulted in an increase to opening accumulated deficit on January 1, 2008, of $169,000, net of tax of $96,972.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential change in the fair market value of a fixed-rate long-term debt obligation due to an adverse change in interest rates, and the potential change in interest expense on variable-rate long-term debt obligations due to a change in market interest rates. We are exposed to market risk from changes in interest rates on our long-term debt obligations.
We estimate our market risk using sensitivity analysis. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of a hypothetical rate increase on the portion of variable-rate debt that is not hedged through the interest swap agreements described below, and assumes no changes in our capital structure. As of December 31, 2008, approximately 84.1% of our long-term debt obligations were variable-rate obligations subject to interest rate swap agreements, and approximately 15.9% were variable-rate obligations not subject to interest rate swap agreements.
As of December 31, 2008, we had $880.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable debt to a fixed rate, thereby reducing the impact of interest rate changes on future interest expense. On December 31, 2008, we had interest rate swap agreements covering $740.0 million of aggregate principal amount of our variable-rate debt at fixed LIBOR rates ranging from 3.865% to 4.888% and expiring on various dates through March 31, 2013. In addition, we had $740.0 million of basis swap agreements under which we make 3-month LIBOR payments less a percentage ranging from 5.4 to 9.0 basis points, and receive 1-month LIBOR.
As of December 31, 2008, we had $140.0 million of variable-rate debt not covered by interest rate swap agreements. If market interest rates changed by 1.0% from the average rates that prevailed during the year, interest expense would have increased or decreased by approximately $0.9 million for the period.. As of December 31, 2008, the fair value of interest rate swap agreements amounted to a liability of $30.2 million, net of taxes.

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance that our financial reporting is reliable and our financial statements for external purposes are prepared in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

(iii)	provide reasonable assurance that any unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements will be prevented or detected without delay.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may decline.
Management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and the COSO criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective to provide reasonable assurance that the desired control objectives were achieved. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Consolidated Communications Holdings, Inc.’s internal control over financial reporting. That report is included on page 63 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Consolidated Communications Holdings, Inc.
We have audited Consolidated Communications Holdings, Inc’s. (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Consolidated Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Consolidated Communications Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of GTE Mobilnet of Texas RSA #17 Limited Partnership (a partnership in which the Company has a 17.02% interest), Pennsylvania RSA 6(I) Limited Partnership (a partnership in which the Company has a 16.67% interest), and Pennsylvania RSA 6(II) Limited Partnership (a partnership in which the Company has a 23.67% interest) (collectively the Limited Partnerships) have been audited by other auditors whose reports have been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for the Limited Partnerships, is based solely on the reports of the other auditors. In the consolidated financial statements, the Company’s investment in the Limited Partnerships is stated at $46,659,000 and $44,410,000, respectively, at December 31, 2008 and 2007, and the Company’s equity in the net income of the Limited Partnerships is stated at $10,124,000 and $2,334,000, and $2,660,000 for each of the three years in the period ended Decemeber 31, 2008.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 10 to the consolidated financial statements, on December 31, 2008, the Company adopted Statement of Financial Accounting Standards No. 101, Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71,which specifies the accounting required when an enterprise ceases to meet the criteria for application of regulatory accounting, and on January 1, 2007, the Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which clarified the accounting for uncertainty in income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
St. Louis, Missouri
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Pennsylvania RSA 6 (I) Limited Partnership:

We have audited the accompanying balance sheets of Pennsylvania RSA 6 (I) Limited Partnership (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Such financial statements are not presented separately herein. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA
March 16, 2009

Consolidated Communications Holdings, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$15,471	$34,341
Accounts receivable, net of allowance of $1,908 and $2,440, respectively	45,092	44,001
Inventories	7,482	6,364
Deferred income taxes	3,600	4,551
Prepaid expenses and other current assets	6,931	10,358

Total current assets	78,576	99,615

Property, plant and equipment, net	400,286	411,647
Intangibles and other assets:
Investments	95,657	94,142
Goodwill	520,562	526,439
Customer lists, net	124,249	146,411
Tradenames	14,291	14,291
Deferred financing costs and other assets	8,005	12,046

Total assets	$1,241,626	$1,304,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$922	$1,010
Current portion of pension and postretirement benefit obligations	2,960	8,765
Accounts payable	12,336	17,386
Advance billings and customer deposits	19,102	18,167
Dividends payable	11,388	11,361
Accrued expenses	24,584	28,254

Total current liabilities	71,292	84,943
Capital lease obligation less current portion	344	1,636
Long-term debt	880,000	890,000
Deferred income taxes	58,134	97,289
Pension and postretirement benefit obligations	107,741	56,729
Other liabilities	48,830	14,306

Total liabilities	1,166,341	1,144,903

Minority interest	5,185	4,322

Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,488,408 and 29,440,587 issued and outstanding in 2008 and 2007, respectively	295	294
Additional paid in capital	129,284	160,723
Retained earnings	—	—
Accumulated other comprehensive loss	(59,479)	(5,651)

Total stockholders’ equity	70,100	155,366

Total liabilities and stockholders’ equity	$1,241,626	$1,304,591

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues	$418,424	$329,248	$320,767
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	143,563	107,290	98,093
Selling, general and administrative expenses	108,769	89,662	94,693
Intangible assets impairment	6,050	—	11,240
Depreciation and amortization	91,678	65,659	67,430

Income from operations	68,364	66,637	49,311
Other income (expense):
Interest income	367	893	974
Interest expense	(66,659)	(47,350)	(43,873)
Investment income	20,495	7,034	7,691
Minority interest	(863)	(627)	(721)
Loss on extinguishment of debt	(9,224)	(10,323)	—
Other, net	(577)	(167)	290

Income before income taxes and extraordinary item	11,903	16,097	13,672
Income tax expense	6,639	4,674	405

Income before extraordinary item	5,264	11,423	13,267

Extraordinary item (net of income tax of $4,154)	7,240	—	—

Net income	$12,504	$11,423	$13,267

Net income per common share —
Basic:
Income per share before extraordinary item	$0.18	$0.44	$0.48
Extraordinary item per share	0.25	—	—

Net income per share	$0.43	$0.44	$0.48

Diluted:
Income per share before extraordinary item	$0.18	$0.44	$0.47
Extraordinary item per share	0.24	—	—

Net income per share	$0.42	$0.44	$0.47

Cash dividends per common share	$1.55	$1.55	$1.55

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
Year Ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except share amounts)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid in Capital	Earnings	Income (Loss)	Total	Income (Loss)
Balance, January 1, 2006	29,775,010	297	202,234	(5,605)	2,302	199,228

Net income	—	—	—	13,267	—	13,267	$13,267
Dividends on common stock	—	—	(35,434)	(7,662)	—	(43,096)	—
Shares issued under employee plan, net of forfeitures	13,841	—	—	—	—	—	—
Non-cash stock compensation	—	—	2,482	—	—	2,482
Purchase and retirement of common stock	(3,786,979)	(37)	(56,786)	—	—	(56,823)	—
Reversal of minimum pension liability upon adoption of SFAS No. 158, net of $303 of tax	—	—	—	—	427	427	—
Recognition of funded status upon adoption of SFAS No. 158, net of ($194) of tax	—	—	—	—	(324)	(324)	—
Unrealized gain on marketable securities, net of $34 of tax	—	—	—	—	49	49	49
Change in fair value of cash flow hedges, net of ($492) of tax	—	—	—	—	(252)	(252)	(252)

Balance, December 31, 2006	26,001,872	260	112,496	—	2,202	114,958	$13,064

Net income	—	—	—	11,423	—	11,423	$11,423
Dividends on common stock	—	—	(30,090)	(11,423)	—	(41,513)	—
Issuance of common stock	3,319,142	34	74,376	—	—	74,410	—
Shares issued under employee plan, net of forfeitures	126,834	—	—	—	—	—	—
Non-cash stock compensation	—	—	4,034	—	—	4,034
Purchase and retirement of common stock	(7,261)	—	(131)	—	—	(131)	—
Permanent portion of tax on restricted stock vesting	—	—	38	—	—	38	—
Recognition of funded status of pension and other post retirement benefit plans net of $1,606 of tax	—	—	—	—	2,785	2,785	2,785
Change in fair value of cash flow hedges, net of ($6,139) of tax	—	—	—	—	(10,638)	(10,638)	(10,638)

Balance, December 31, 2007	29,440,587	294	160,723	—	(5,651)	155,366	3,570

Effects of accounting change regarding postretirement plan measurement dates pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1, 2007 through December 31, 2007, net of ($88) of tax	—	—	—	(154)	—	(154)	—
Amortization of prior service cost and net loss for October 1, 2007 through December 31, 2007, net of ($9) of tax	—	—	—	(15)	15	—	—

	—	—	—	(169)	15	(154)	—

Balance, January 1, 2008 as adjusted	29,440,587	294	160,723	(169)	(5,636)	155,212	3,570

Net income	—	—	—	12,504	—	12,504	$12,504
Dividends on common stock	—	—	(33,141)	(12,335)	—	(45,476)	—
Shares issued under employee plan, net of forfeitures	71,467	—	—	—	—	—	—
Non-cash stock compensation	—	1	1,900	—	—	1,901
Purchase and retirement of common stock	(23,646)	—	(257)	—	—	(257)	—
Permanent portion of tax on restricted stock vesting	—	—	(38)	—	—	(38)	—
Pension tax adjustment	—	—	97	—	—	97	—
Change in prior service cost and net loss, net of ($18,730) of tax	—	—	—	—	(31,765)	(31,765)	(31,765)
Change in fair value of cash flow hedges, net of ($12,666) of tax	—	—	—	—	(22,078)	(22,078)	(22,078)

Balance, December 31, 2008	29,488,408	$295	$129,284	$—	$(59,479)	$70,100	$(37,769)

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$12,504	$11,423	$13,267
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	91,678	65,659	67,430
Loss on extinguishment of debt	9,224	10,323	—
Deferred income tax	(12,032)	(4,271)	(11,379)
Intangible assets impairment	6,050	—	11,240
Extraordinary item, net of income tax	(7,240)	—	—
Partnership income	(2,056)	(333)	(1,883)
Non-cash stock compensation	1,901	4,034	2,482
Minority interest in net income of subsidiary	863	627	721
Amortization of deferred financing costs	1,431	3,128	3,260
Changes in operating assets and liabilities:
Accounts receivable	(1,091)	171	1,107
Inventories	(1,118)	(228)	(750)
Other assets	5,083	5,544	(3,089)
Accounts payable	(5,050)	1,258	(739)
Accrued expenses and other liabilities	(7,736)	(15,266)	2,926

Net cash provided by operating activities	92,411	82,069	84,593

INVESTING ACTIVITIES
Proceeds from sale of investments	—	10,625	5,921
Proceeds from sale of assets	—	—	815
Securities purchased	—	(10,625)	—
Acquisition, net of cash acquired	—	(271,780)	—
Capital expenditures	(48,027)	(33,495)	(33,388)

Net cash used in investing activities	(48,027)	(305,275)	(26,652)

FINANCING ACTIVITIES
Proceeds from issuance of stock	—	12	—
Proceeds from long-term obligations	120,000	760,000	39,000
Payments made on long-term obligations	(136,337)	(464,000)	—
Repayment of North Pittsburgh long-term obligation	—	(15,426)	—
Costs paid to issue common stock	—	(400)	—
Payment of deferred financing costs	(240)	(8,988)	(262)
Payment of capital lease obligation	(971)	—	—
Purchase and retirement of common stock	(257)	(131)	(56,823)
Dividends on common stock	(45,449)	(40,192)	(44,593)

Net cash provided by (used in) financing activities	(63,254)	230,875	(62,678)

Net increase (decrease) in cash and cash equivalents	(18,870)	7,669	(4,737)
Cash and cash equivalents at beginning of the year	34,341	26,672	31,409

Cash and cash equivalents at end of the year	$15,471	$34,341	$26,672

Supplemental cash flow information
Interest paid	$65,061	$44,343	$44,509

Income taxes paid	$13,540	$13,976	$8,237

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly-owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With approximately 264,323 local access lines, 74,687 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 91,817 digital subscriber lines (“DSL”), and 16,666 digital television subscribers, the Company offers a wide range of telecommunications services, including local and long distance service, digital telephone service, commonly known as Voice Over Internet Protocol (“VOIP”) calling, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over a regional fiber optic network, directory publishing and CLEC calling services. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment, telephone services to county jails and state prisons, equipment sales, operator services, and paging services and has investments in several wireless partnerships.
2. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly-owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates and assumptions used.
Regulatory accounting
Historically, the Company’s Illinois and Texas Incumbent Local Exchange Carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation". This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes to our operations, however, have impacted the dynamics of the Company’s business environment and caused us to evaluate the applicability of SFAS No. 71. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets as, primarily, our traditional cable competitors started offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our Illinois and Texas operations. The conversion to price caps gives us greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand we have also launched our own VOIP product offering as an alternative to our traditional wireline services. While there has been no material changes in our bundling strategy and or in end-user pricing, our pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.

Based on the factors impacting its operations, the Company determined in the fourth quarter 2008, that the application of SFAS No. 71 for reporting its financial results is no longer appropriate. SFAS No. 101 “Regulated Enterprises — Accounting for the Discontinuance of Application of FASB Statement No. 71,” specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS No. 71. SFAS No. 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS No. 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for the Company’s telephone operations subject to SFAS No. 71 have historically included a component for removal costs in excess of the related estimated salvage value. Upon discontinuance of SFAS No. 71, the Company reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of $7,240, net of taxes of $4,154. The gain was recognized in our Telephone Operations segment.
Cash equivalents
Cash equivalents consist of short-term, highly liquid investments with a remaining maturity of three months or less when purchased.
Investments
If the Company can exercise significant influence over the operations and financial policies of an affiliated company, even without control, the investment in the affiliated company is accounted for using the equity method. If the Company does not have control and also cannot exercise significant influence, the investment in the affiliated company is accounted for using the cost method.
To determine whether an investment is impaired, the Company monitors and evaluates the financial performance of each business in which it invests and compares the carrying value of the investment to quoted market prices (if available) or the fair value of similar investments. In certain circumstances, fair value is based on traditional valuation models utilizing a multiple of cash flows. When circumstances indicate there has been an other-than-temporary decline in the fair value of the investment, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.
Accounts receivable and allowance for doubtful accounts
Accounts receivable consist primarily of amounts due to the Company from normal activities. A receivable is determined to be past due when the amount is overdue based on the payment terms with the customer. In certain circumstances, the Company requires deposits from customers to mitigate potential risk associated with receivables. The Company maintains an allowance for doubtful accounts to reflect management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance for doubtful accounts based on known troubled accounts, historical experience, and other currently available evidence. Accounts receivable are written off when management determines they will not be collected.
Inventories
Inventories consist mainly of copper and fiber cable that will be used for network expansion and upgrades, and materials and equipment used to maintain and install telephone systems. Inventories are stated at the lower of cost or market using the average cost method.
Goodwill and other intangible assets
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets", goodwill and intangible assets that have indefinite useful lives are not amortized, but rather are tested at least annually for impairment. Tradenames have been determined to have indefinite lives; thus they are not amortized, but are tested annually for impairment using discounted cash flows based on a relief from royalty method. The Company evaluates the carrying value of goodwill in the fourth quarter of each year and compares the carrying value for each reporting unit with its fair value to determine whether impairment exists. If impairment is determined to exist, any related impairment loss is calculated based upon fair value. Based upon its analysis in the fourth quarter of 2008, the Company recognized an impairment charge $6,050 on the goodwill of its telemarketing and order fulfillment business, Consolidated Communications Market Response, part of the Other Operations segment.

SFAS No. 142 also provides that assets that have finite lives should be amortized over their useful lives. Customer lists are amortized on a straight-line basis over their estimated useful lives (ranging from 5 to 13 years) based upon the Company’s historical experience with customer attrition. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets", the Company evaluates the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
Property, plant and equipment
Property, plant and equipment are recorded at cost. The cost of additions, replacements, and major improvements is capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation is determined based upon the assets’ estimated useful lives using either the group or unit method.
The group method is used for depreciable assets dedicated to providing regulated telecommunication services, including the majority of the network and outside plant facilities. A depreciation rate for each asset group is developed based on the group’s average useful life. This method requires periodic revision of depreciation rates. When an individual asset is sold or retired, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss.
The unit method is primarily used for buildings, furniture, fixtures, and other support assets. Each asset is depreciated on the straight-line basis over its estimated useful life. When an individual asset is sold or retired, the cost basis of the asset and related accumulated depreciation are removed from the accounts and any associated gain or loss is recognized.
Estimated useful lives are as follows:

Years
Buildings	15-35
Network and outside plant facilities	5-40
Furniture, fixtures, and equipment	5-17
Capital lease asset	11
Revenue recognition
Revenue is recognized when evidence of an arrangement exists, the earnings process is complete, and collectibility is reasonably assured. Marketing incentives, including bundle discounts, are recognized as revenue reductions in the period the service is provided.
Local calling services, enhanced calling features, special access circuits, long distance flat-rate calling plans, and most data services are billed to end users in advance. Billed but unearned revenue is deferred and recorded in advance billings and customer deposits.
Revenues for usage-based services, such as per-minute long distance service and access charges billed to other telephone carriers for originating and terminating long distance calls on the Company’s network, are billed in arrears. Revenues are recognized in the period these services are rendered. Earned but unbilled usage-based services are recorded in accounts receivable.
Subsidies, including universal service revenues, are government-sponsored support to subsidize services in mostly rural, high-cost areas. These revenues typically are based on information provided by the Company and are calculated by the administering government agency. Subsidies are recognized in the period the service is provided; out of period subsidy adjustments are recognized in the period they are deemed probable and estimable. There is a reasonable possibility that out of period subsidy adjustments will be recorded in the future. Out of period subsidy adjustments were $1.1 million, ($2.6) million and ($1.3) million in 2008, 2007 and 2006, respectively.

Revenues from operator services, paging services, telemarketing, and order fulfillment services are recognized monthly as services are provided. Telephone equipment revenues generated from retail channels are recorded at the point of sale. Telecommunications systems and structured cabling project revenues are recognized when the project is completed and billed. Maintenance services are provided on both a contract and time and material basis and are recorded when the service is provided. Print advertising and publishing revenues are recognized ratably over the life of the related directory, generally twelve months.
The Company reports taxes imposed by governmental authorities on revenue-producing transactions between the Company and our customers that are within the scope of EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” in the consolidated financial statements on a net basis.
Advertising costs
The costs of advertising are charged to expense as incurred. Advertising expenses totaled $2,308 in 2008, $1,944 in 2007, and $1,266 in 2006.
Income taxes
Consolidated Communications Holdings, Inc. and its wholly-owned subsidiaries file a consolidated federal income tax return. The majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), files a separate federal income tax return. Some state income tax returns are filed on a consolidated basis; others are filed on a separate legal entity basis. Federal and state income tax expense or benefit is allocated to each subsidiary based on separately determined taxable income or loss.
Amounts in the financial statements related to income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes". On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” to account for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. For more information, please see Note 10.
Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and assets and liabilities recognized for tax purposes, as well as for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance for deferred income tax assets when, in the opinion of management, it is more likely than not that deferred tax assets will not be realized.
Provisions for federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also may include, in the current period, the cumulative effect of any changes in tax rates from those used to determine deferred tax assets and liabilities. Such provisions may differ from the amounts currently receivable or payable because certain items of income and expense are recognized in one time period for financial reporting purposes and another for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Even if the Company believes its tax positions are fully supportable, it will establish reserves for income tax when it is more likely than not there remain income tax contingencies that will be challenged and possibly disallowed. The consolidated tax provision and related accruals include the impact of such reasonably estimated losses. To the extent the probable tax outcomes of these matters change, those changes will alter the income tax provision in the period in which such determination is made.
Stock-based compensation
The Company maintains a restricted share plan that provides for the issuance of common shares to key employees to motivate them to enhance their long-term performance and to provide incentive to join or remain with the Company. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123(R) effective July 1, 2005, using the modified-prospective transition method. Under the guidelines of SFAS No. 123(R), the Company recognized non-cash stock compensation expense of $1,901 in 2008, $4,034 in 2007, and $2,482 in 2006.

Financial instruments and derivatives
As of December 31, 2008, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt obligations. At December 31, 2008, and 2007, the carrying value of these financial instruments approximated fair value, except for the Company’s senior notes payable, which were retired in April 2008. As of December 31, 2007, the carrying value and fair value of the senior notes approximated $130,000 and $133,900, respectively.
Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activity”. SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities, or firm commitments; hedges of variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To the extent a derivative qualifies as a cash flow hedge, the gain or loss associated with the effective portion is recorded as a component of Accumulated Other Comprehensive Income (Loss). Changes in the fair value of derivatives that do not meet the criteria for hedges are recognized in the consolidated statements of operations. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation. The Company does not anticipate any nonperformance by any counterparty.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total assets, total shareholders’ equity, total revenue, income from operations or net income.
Recent Accounting Pronouncements
In June 2008, FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of this FSP is prohibited. The Company does not expect any material financial statement impact on future results of operations and financial condition.
In December 2008, the FASB issued FSP SFAS 132(R)-1 (“SFAS 132(R)-1”),“Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension and other postretirement plan. SFAS 132(R)-1 requires employers to disclose the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation technique used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157; investment policies and strategies, including target allocation percentages; and significant concentrations of risk in plan assets. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will not have impact on future results of operations and financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires reporting entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” have been applied, and the impact that hedges have on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company currently provides information about its hedging activities and use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosure requirements prescribed by SFAS No. 161. While SFAS No. 161 will have an impact on disclosures, it will not have an impact on the Company’s future results of operations and financial condition.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”).”Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”. SFAS No. 160 clarifies that a noncontrolling interest in a consolidated subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. The Company has adopted SFAS No. 160 effective January 1, 2009. If the Company had adopted SFAS No. 160 as of January 1, 2009, the Company would have reported a noncontrolling interest of $5,185 as a component of equity as of December 31, 2008 and additional earnings attributed to the minority interest of $863 for the year then ended. The actual impact of adoption will depend upon earnings attributable to minority interest in 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”) “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination, establishes the acquisition date as the date the acquirer achieves control, and requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company is required to adopt SFAS No. 141(R) effective January 1, 2009, and expects it will affect acquisitions made hereafter, though the impact will depend upon the size and nature of the acquisition. In addition, the $5,740 liability for unrecognized tax benefits discussed in Note 10, as of December 31, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company. Liabilities settled for lesser amounts will affect the income tax expense in the period of reversal.
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments that are required to be measured at fair value on a recurring basis. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. For additional information about the impact of SFAS No.157 on the results of operations and financial condition, please refer to Note 15.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan’s funded status, (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The Company adopted the recognition and related disclosure provisions of SFAS No. 158 effective December 31, 2006. After combining the Texas and Illinois pension plans on December 31, 2007, the Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008, for pension and postretirement plans with measurement dates other than December 31, resulting in an increase to opening accumulated deficit on January 1, 2008, of $169 net of tax of $97.

3. Acquisition
On December 31, 2007, the Company acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”). As a result, the Company acquired an RLEC that serves portions of Allegheny, Armstrong, Butler, and Westmoreland counties in western Pennsylvania; a CLEC that serves small to mid-sized businesses in Pittsburgh and its surrounding suburbs as well as in Butler County; an Internet Service Provider that furnishes broadband services in western Pennsylvania; and minority interests in three cellular partnerships and one competitive access provider. The results of operations for North Pittsburgh are included in the Company’s telephone operations segment for December 31, 2007, and thereafter.
The Company accounted for the North Pittsburgh acquisition using the purchase method of accounting. Accordingly, the financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired based on their respective fair values. At the time of the acquisition, 80% of the shares of North Pittsburgh converted into the right to receive $25.00 per share in cash; each of the remaining shares converted into the right to receive 1.1061947 shares of common stock of the Company, or 3,318,480 shares of stock valued at $74,398, net of issuance fees. The total purchase price, including acquisition costs and net of $32,902 of cash acquired, was allocated according to the following table, which summarizes the fair values of the North Pittsburgh assets acquired and liabilities assumed:

Current assets	$17,729
Property, plant and equipment	116,308
Customer list	49,000
Goodwill	214,562
Investments and other assets	53,360
Liabilities assumed	(103,933)

Net purchase price	$347,026

Because of the proximity of this transaction to the prior year-end, the values of certain assets and liabilities were based on preliminary valuations and were subject to adjustment as additional information was obtained. Adjustments of $173 were made to goodwill during the year ended December 31, 2008. The adjustments consist of $448 in additional acquisition costs incurred, a $333 adjustment to the capital lease liability and ($608) in liabilities assumed.
The aggregate purchase price was through a negotiated bid and was influenced by the Company’s assessment of the value of the overall North Pittsburgh business. The significant goodwill value reflects the Company’s view that the North Pittsburgh business could generate strong cash flow and sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition is allocated to the Telephone Operations segment. The customer list is being amortized over its estimated useful life of five years. The goodwill and other intangibles associated with this acquisition were not deductible for tax purposes.
Because the acquisition occurred on December 31, 2007, the Company’s consolidated financial statements prior to 2008 do not include the results of operations for North Pittsburgh. Unaudited pro forma results of operations data for the years ended December 31, 2007, and 2006, as if the acquisition had occurred at the beginning of the period presented are as follows:

	December 31
	2007	2006
Total revenues	$424,917	$424,232

Income from operations	$59,752	$67,696

Proforma net income	$5,592	$26,888

Income per share — basic	$0.19	$0.87

Income per share — diluted	$0.19	$0.85

4. Prepaids and other current assets
Prepaids and other current assets consist of the following:

	December 31,
	2008	2007
Deferred charges	$981	$1,334
Prepaid expenses	5,913	7,864
Other current assets	37	1,160

	$6,931	$10,358

5. Property, plant and equipment
Property, plant and equipment, net consist of the following:

	December 31,
	2008	2007
Property, plant and equipment:
Land and buildings	$65,840	$65,128
Network and outside plant facilities	808,886	781,684
Furniture, fixtures and equipment	83,889	79,944
Assets under capital leases	5,144	6,032
Work in process	10,540	10,251

	974,299	943,039
Less: accumulated depreciation	(574,013)	(531,392)

Net property, plant and equipment	$400,286	$411,647

Depreciation expense totaled $69,516 in 2008, $52,797 in 2007, and $53,170 in 2006.
6. Investments
Investments consist of the following:

	December 31,
	2008	2007
Cash surender value of life insurance policies	$1,779	$2,566
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership	21,450	21,450
Pittsburgh SMSA Limited Partnership	22,950	22,950
CoBank, ACB stock	2,651	2,388
Other	10	18
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% owned)	17,116	15,359
Pennsylvania RSA 6(I) Limited Partnership (16.6725% owned)	7,276	7,102
Pennsylvania RSA 6(II) Limited Partnership (23.67% owned)	22,267	21,949
Boulevard Communications, LLP (50% owned)	158	167
Fort Bend Fibernet Limited Partnership (39.06% owned)	—	193

	$95,657	$94,142

CoBank is a cooperative bank, owned by its customers. Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, who has traditionally been a significant lender in the Company’s credit facility. The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.
The Company owns 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas. The Company also owns 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area. Because of its limited influence over these partnerships, the Company accounts for both under the cost method.
The Company owns 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”). The principal activity of RSA 17 is providing cellular service to a limited rural area in Texas. The Company also owns 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”). These limited partnerships provide cellular service in and around the Company’s Pennsylvania service territory. In addition, the Company has a 50% ownership interest in Boulevard Communications, LLP, a competitive access provider in western Pennsylvania. The Company has some influence over the operating and financial policies of these four entities, and accounts for the investments using the equity method. Summarized financial information was as follows:

	2008	2007	2006
For the year ended December 31:
Total revenues	$212,498	$180,412	$49,298
Income from operations	50,479	41,682	15,161
Income before income taxes	50,479	42,680	15,633
Net income	50,619	42,680	15,633

As of December 31:
Current assets	33,586	31,049	14,409
Non-current assets	74,521	64,172	34,399
Current liabilities	8,937	8,869	1,844
Non-current liabilities	567	468	246
Partnership equity	98,603	85,885	46,097
The Company received partnership distributions totaling $7,892, $1,872 and $1,099 from its equity method investments in 2008, 2007 and 2006, respectively.
7. Minority Interest
ETFL is a joint venture owned 63% by the Company and 37% by Eastex Celco. ETFL provides connectivity to certain customers within Texas over a fiber optic transport network.
8. Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, goodwill and tradenames are not amortized but are subject to impairment testing—either annually, or more frequently if circumstances indicate impairment. In December 2008, the Company completed its annual impairment test relying primarily on a discounted cash flow valuation technique and determined goodwill was impaired in the Market Response reporting unit within the Other Operations segment because of a decline in fair value due to underperformance of the business. As a result, an impairment charge of $6,050 was recognized. In December 2007 and 2006, similar testing indicated no impairment of goodwill existed.

The following table presents the carrying amount of goodwill by segment:

	Telephone	Other
	Operations	Operations	Total
Balance at December 31, 2006	$308,850	$7,184	$316,034
Utilization and release of NOL valuation allowance	(3,984)	—	(3,984)
Purchase of North Pittsburgh	214,389	—	214,389

Balance at December 31, 2007	519,255	7,184	526,439
Adjustment to purchase of North Pittsburgh	173	—	173
Impairment	—	(6,050)	(6,050)

Balance at December 31, 2008	$519,428	$1,134	$520,562

The Company’s most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles. The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure. All business units and several names of products and services incorporate the CONSOLIDATED name. These tradenames are indefinitely renewable intangibles. The carrying value of the tradenames totaled $14,291 at December 31, 2008 and 2007. In December 2008 and 2007, the Company completed its annual impairment test using discounted cash flows based on a relief from royalty method and determined that there was no impairment of the Company’s tradenames. In December 2006, similar testing indicated that the recorded value of tradenames was impaired in the Operator Services reporting unit within the Other Operations segment. As a result an impairment charge of $255 was recognized. The 2006 tradenames impairment was due to lower than previously anticipated revenues with the Operator Services reporting unit.
The Company’s customer lists consist of an established base of customers that subscribe to its services. In December 2006, the Company identified a decline in current and projected cash flows from customers within two reporting units—Operator Services and Telemarketing Services—both within the Other Operations segment. The Company completed an impairment test and determined that the value of its customer list was partially impaired, and recognized an impairment charge of $10,985.
The carrying amount of customer lists is as follows:

	December 31,
	2008	2007
Gross carrying amount	$205,648	$205,648
Less: accumulated amortization	(81,399)	(59,237)

Net carrying amount	$124,249	$146,411

The net carrying value of the customer lists was allocated to the business segments as follows: $122,464 to Telephone Operations and $1,785 to Other Operations as of December 31, 2008 and $144,161 to Telephone Operations and $2,250 to Other Operations as of December 31, 2007. The aggregate amortization expense associated with customer lists was $22,163 for the year ended December 31, 2008, $12,862 for 2007, and $14,260 for 2006. The net carrying value at December 31, 2008 is being amortized using a weighted average life of approximately 6.4 years. The estimated future amortization expense follows:

Calendar 2009	$22,163
Calendar 2010	22,138
Calendar 2011	22,138
Calendar 2012	22,138
Calendar 2013	8,323
Thereafter	27,349

$124,249

9. Affiliated Transactions
Richard A. Lumpkin, Chairman of the Company, together with his family, beneficially owns 49.7% of Agracel, Inc. (“Agracel”), a real estate investment company. Mr. Lumpkin also is a director of Agracel.
Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”). Mr. Lumpkin directly owns the remaining 50% of LATEL. The Company leases certain office and warehouse space from LATEL. The triple net leases require the Company to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes associated with the leased facilities. The Company recognized rent expense of $1,387 in 2008, $1,352 in 2007, and $1,320 in 2006 in connection with these operating leases. There was no associated lease payable balance outstanding at December 31, 2008, or 2007. The leases expire in July 2011 but contain provisions for automatic renewal of one year terms through 2013.
Agracel is the sole managing member and 66.7% owner of MACC, LLC (“MACC”). Mr. Lumpkin, together with his family, owns the remainder of MACC. The Company leases certain office space from MACC. The Company recognized rent expense in the amount of $192, $155, and $132 during 2008, 2007 and 2006, respectively, in connection with this lease, which expires in August 2012.
Mr. Lumpkin, together with members of his family, beneficially owns 100% of SKL Investment Group, LLC (“SKL”). The Company charged SKL $45 in 2008, 2007 and 2006, respectively, for use of office space, computers, telephone service, and other office-related services.
Mr. Lumpkin also has an ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”), which provides the Company with general banking services, including depository, disbursement, and payroll accounts and retirement plan administrative services, on terms comparable to those available to other large business accounts. The Company provides telecommunications products and services to First Mid-Illinois based upon standard prices for strategic business customers. Following is a summary of the transactions between the Company and First Mid-Illinois:

	Year ended December 31,
	2008	2007	2006
Fees charged from First Mid-Illnois for:
Banking fees	$11	$10	$10
401K plan adminstration	65	81	100
Interest income earned by the Company on deposits at First Mid-Illinois	48	174	206
Fees charged by the Company to First Mid-Illinois for telecommunication services	482	465	542
In 2008, the Checkley Agency, a wholly-owned insurance brokerage subsidiary of First Mid-Illinois, received a $145 commission relating to insurance and risk management services provided to the Company.

10. Income Taxes
The components of the income tax provision are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$12,519	$7,790	$10,152
State	6,152	1,155	1,632

	18,671	8,945	11,784

Deferred:
Federal	(9,650)	(1,523)	(4,568)
State	(2,382)	(2,748)	(6,811)

	(12,032)	(4,271)	(11,379)

Income tax expense	$6,639	$4,674	$405

The following is a reconciliation between the statutory federal income tax rate and the Company’s overall effective tax rate:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	27.0	2.5	2.1
Stock compensation	1.7	4.7	6.4
Other permanent differences	4.3	1.9	3.3
Change in tax law	—	(10.7)	(45.8)
Change in deferred tax rate	(9.9)	(5.4)	2.0
Other	(2.3)	1.0	—

	55.8%	29.0%	3.0%

Cash paid for federal and state income taxes was $13,540 during 2008, $13,976 during 2007, and $8,237 during 2006.

Deferred Tax Assets
Net deferred taxes consist of the following components:

	Year Ended December 31,
	2008	2007
Current deferred tax assets:
Reserve for uncollectible accounts	$862	$877
Accrued vacation pay deducted when paid	1,200	1,259
Accrued expenses and deferred revenue	1,538	2,415

	3,600	4,551

Noncurrent deferred tax assets:
Net operating loss carryforwards	1,998	5,968
Pension and postretirement obligations	40,184	25,161
Stock compensation	251	158
Derivative instruments	17,321	4,657
State tax credit carryforward	2,450	2,441
Valuation Allowance	—	(2,871)

	62,204	35,514

Noncurrent deferred tax liabilities:
Goodwill and other intangibles	(44,487)	(50,483)
Partnership investment	(22,203)	(22,096)
Property, plant and equipment	(53,648)	(60,224)

	(120,338)	(132,803)

Net non-current deferred tax liabilities	(58,134)	(97,289)

Net deferred income tax liabilities	$(54,534)	$(92,738)

Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and assets and liabilities recognized for tax purposes. The ultimate realization of deferred tax assets depends upon taxable income during the future periods in which those temporary differences become deductible. To determine whether deferred tax assets can be realized, management assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, taking into consideration the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.
Based upon historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences. However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced. The amount of projected future taxable income is expected to allow for the full utilization of the net operating loss (NOL) carryforwards as described below.
Consolidated Communications Holdings, Inc. which files a consolidated federal income tax return with its wholly-owned subsidiaries has fully utilized its NOL as of December 31, 2008.
ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards at December 31, 2008 of approximately $3,327 for federal income tax purposes to offset future taxable income. During 2008 ETFL’s NOL and related valuation allowance was reduced by $3,831 for the portion of the NOL determined not to be utilizable due to limitations as prescribed by §382 of the Internal Revenue Code. ETFL’s federal NOL carryforwards expire from 2009 to 2024.
During 2008 the deferred tax asset related to state income tax NOL carryforwards and related valuation allowance totaling $1,530 that was recorded as a result of the acquisition of North Pittsburgh Systems, Inc. and Subsidiaries was reduced by $633 for the portion of the NOL determined not to be utilizable due to limitations as prescribed by §382 of the Internal Revenue Code and as adopted by the state of Pennsylvania. In addition, the valuation allowance on state NOL carryforwards was reduced by $834 for the portion of the NOL determined to be fully utilizable based on taxable income projections for the periods in which the deferred tax assets are deductible. As a result of these adjustments, the 2007 NOL utilization provision to return adjustments and the 2008 projected utilization of state NOLs, the Company estimates it has available state NOL carryforwards at December 31, 2008 of approximately $12,839 and related deferred tax assets of $834. The valuation allowance on state NOLs has been reduced to $0 at December 31, 2008. The release of the valuation allowance on state income tax NOLs was recorded as an increase to goodwill. The state NOL carryforwards expire from 2020 to 2027.

Texas Legislation
In 2007, Texas amended the 2006 tax legislation which modified the Texas franchise tax calculation to a new “margin tax” calculation used to derive Texas taxable income. The most significant impact of this amendment on the Company was the revision of the temporary credit on taxable margin converting state loss carryforwards to a state tax credit carryforward of $3,755 and related deferred tax asset of $2,441. This new legislation effectively reduced the Company’s net deferred tax liabilities and created a corresponding credit to its tax provision of approximately $1,729 in 2007. During 2008, $86 of the Texas state tax credit carryforward was utilized. The Texas state tax credit carryforward of $3,669 and the related deferred tax asset of $2,385 is limited annually and expires in 2027.
Unrecognized Tax Benefits
The Company adopted FIN 48 effective January 1, 2007 with no impact on its results of operations or financial condition, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As of December 31, 2008, and December 31, 2007, the amount of unrecognized tax benefits was $5,740 and $6,030, respectively. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is currently $0. Subsequent to the adoption of SFAS No. 141(R) on January 1, 2009, the total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $5,740.
For the year ended December 31, 2008, there was a net decrease of $290 to the balance of unrecognized tax benefits reported at December 31, 2007. This net decrease includes a decrease of $562 due to the expiration of 2003 and 2004 federal and state statutes of limitations, of which only $236 had an effect on the effective tax rate. The above decrease was partially offset by an increase of $273 related to the 2007 income tax filing for North Pittsburgh, of which $0 had an effect on the effective tax rate.
The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. When it adopted FIN 48, the Company had no accrual balance for interest and penalties. For the twelve months ended December 31, 2008, the Company accrued $235 of net interest and penalties and in total has recognized a liability for interest and penalties of $633. For the twelve months ended December 31, 2007, the Company accrued $224 of net interest and penalties and in total had recognized a liability for interest and penalties of $398.
The only periods subject to examination for the Company’s federal return are years 2005 through 2007. The periods subject to examination for the Company’s state returns are years 2004 through 2007. The Company is currently under examination by both federal and state tax authorities. The Company does not expect that any settlement or payment that may result from the audits will have a material effect on results of operations or cash flows.
The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlements of audits and the expiration of statute of limitations in the next twelve months. There were no material changes to any of these amounts during 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at January 1, 2008	$6,030

Additions for tax positions of acquisition	—
Reductions for lapse of 2003 and 2004 federal and state statute of limitations	(562)
Additions for tax positions of prior years	272
Reduction for lapse of 2003 federal statute of limitations	—
Reduction for lapse of 2002 state statute of limitations	—

Balance at December 31, 2008	$5,740

11. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2008	2007
Salaries and employee benefits	$9,453	$10,350
Taxes payable	6,004	5,180
Accrued interest	785	3,614
Other accrued expenses	8,342	9,110

	$24,584	$28,254

12. Pension Costs and Other Postretirement Benefits
The Company has several defined benefit pension plans covering substantially all of its hourly employees. Certain salaried employees are also covered by defined benefit plans, which are now frozen. The pension plans, which generally are noncontributory, provide retirement benefits based on years of service and earnings. The Company contributes amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
The Company also has a qualified supplemental pension plan (“Restoration Plan”) covering certain former North Pittsburgh employees. The Restoration Plan restores benefits that are precluded under the pension plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the pension plan’s definition of earnings. During 2008, a total of $5.9 million of benefits accrued under the Restoration Plan was paid in various lump sum distributions to all former North Pittsburgh employees except for one participant who continues to receive an annuity payment of approximately $3 annually. The cost and obligations associated with the Restoration Plan are included in the “Pension Benefits” columns on the following pages.
The Company currently provides other postretirement benefits (shown as “Other Benefits” in the tables that follow) consisting of health care and life insurance for certain groups of retired employees. Retirees share in the cost of health care benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed. The Company generally pays covered expenses for retiree health benefits as they are incurred. Postretirement life insurance benefits are fully insured.
For 2008, the Company used a December 31 measurement date for its Illinois, Texas and Pennsylvania plans. For 2007 and 2006 the Company used a September 30 measurement date for its Illinois plans and a December 31 measurement dated for it Texas and Pennsylvania plans.

The following tables present the benefit obligation, assets, and funded status of the plans:

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
The change in benefit obligation
Projected benefit obligation, beginning of year	$187,851	$126,910	$124,334	$40,895	$26,994	$27,831
Aquired with the acquisition of North Pittsburgh	—	61,651	—	—	13,165	—
Service cost	2,120	1,802	2,024	900	809	842
Interest cost	11,214	7,378	7,012	2,420	1,527	1,346
Service cost adjustment to retained earnings	202	—	—	72	—	—
Interest cost adjustment to retained earnings	976	—	—	163	—	—
Post-measurement date contributions	—	—	—	(339)	—	—
Plan participant contributions	—	—	—	375	246	109
Plan amendments	(320)	—	—	(3,724)	916	—
Special termination benefits and settlements	51	—	—	41	—	—
Benefits paid	(17,534)	(7,743)	(6,666)	(2,873)	(1,792)	(1,150)
Actuarial (gain) / loss	3,472	(2,147)	206	(207)	(970)	(1,984)

Projected benefit obligation, end of year	$188,032	$187,851	$126,910	$37,723	$40,895	$26,994

Accumulated benefit obligation	$180,795	$180,003	$125,377

The change in plan assets
Fair value of plan assets, beginning of year	$166,638	$103,790	$100,446	$—	$—	$—
Acquired with the acquisition of North Pittsburgh	—	54,912	—	—	—	—
Actual return on plan assets	(36,794)	10,870	9,685	—	—	—
Employer contributions	6,139	4,809	402	2,498	1,546	1,041
Plan participant contributions	—	—	—	375	246	109
Administrative expenses paid	—	—	(77)	—	—	—
Benefits paid	(17,534)	(7,743)	(6,666)	(2,873)	(1,792)	(1,150)

Fair value of plan assets, end of year	$118,449	$166,638	$103,790	$—	$—	$—

Funded status
Projected benefit obligation	$(188,032)	$(187,851)	$(126,910)	$(37,723)	$(40,895)	$(26,994)
Fair value of plan assets	118,449	166,638	103,790	—	—	—
Employer contributions after measurement date and before end of year	—	—	—	—	339	136

Funded status	(69,583)	(21,213)	(23,120)	(37,723)	(40,556)	(26,858)
Unrecognized prior service (credit)	(455)	(151)	(164)	(3,233)	(131)	(1,758)
Unrecognized net actuarial (gain) loss	50,455	(3,640)	1,376	(169)	49	1,064

Net amount recognized	$(19,583)	$(25,004)	$(21,908)	$(41,125)	$(40,638)	$(27,552)

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Amounts recognized in the balance sheet included in
Current liabilities	$(52)	$(5,924)	$—	$(2,908)	$(2,841)	$—
Noncurrent liabilities	(69,531)	(15,289)	(23,120)	(34,815)	(37,715)	(26,858)

	$(69,583)	$(21,213)	$(23,120)	$(37,723)	$(40,556)	$(26,858)

Amounts in accumulated other comprehensive income (loss):
Unrecognized prior service (credit)	$(455)	$(151)	$(164)	$(3,233)	$(131)	$(1,758)
Unrecognized net actuarial (gain) loss	50,455	(3,640)	1,376	(169)	49	1,064

	$50,000	$(3,791)	$1,212	$(3,402)	$(82)	$(694)

During 2009, the Company expects to recognize amortization of prior service credits of $43 for pension benefits and $964 for other postretirement benefits, and amortization of net actuarial loss of $2,664 for pension benefits and amortization of net actuarial gain of $21 for postretirement benefits.
The Company’s pension plan weighted average asset allocations by investment category are as follows:

	December 31,
	2008	2007
Plan assets by category
Equity securities	52.2%	38.3%
Debt securities	44.2%	24.3%
Other	3.6%	37.4%

	100.0%	100.0%

The Company seeks to maximize long-term return on invested plan assets while minimizing the risk of market volatility. Accordingly, the Company targets its allocation percentage at 50% to 60% in equity funds, with the remainder in fixed income funds and cash equivalents.
On December 31, 2007, the Company combined its Illinois and Texas pension plans. Assets of the Texas plan were liquidated and the resulting cash was moved into the combined plan.

The Company expects to contribute approximately $9,000 to $11,000 to its pension plans and $2,968 to its other postretirement plans in 2009. The Company’s expected future benefit payments during the years ended December 31 are as follows:

	Pension	Other
	Benefits	Benefits
2009	$12,225	$2,968
2010	12,429	2,968
2011	12,425	3,116
2012	12,617	3,131
2013	12,699	3,033
2014 through 2018	45,320	14,926
The following table presents the components of net periodic benefit cost for the years ended December 31, 2008, 2007, and 2006:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$2,120	$1,802	$2,024	$900	$809	$842
Interest cost	11,214	7,378	7,012	2,420	1,527	1,346
Expected return on plan assets	(12,689)	(8,034)	(7,790)	—	—	—
Other, net	18	22	544	(638)	(667)	(772)

Net periodic benefit cost	$663	$1,168	$1,790	$2,682	$1,669	$1,416

Additional loss due to:
Special termination benefits and settlments	$51	$—	$—	$41	$—	$—

The weighted average assumptions used in measuring the Company’s benefit obligations for its Illinois Texas, and Pennsylvania plans as of December 31, 2008 and for the Illinois and Texas plans as of December 31, 2007, and 2006 are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.1%	6.3%	6.0%	6.1%	6.3%	6.0%
Compensation rate increase	3.9%	3.5%	3.3%	—	—	—
Return on plan assets	8.0%	8.0%	8.0%	—	—	—
Initial heathcare cost trend rate	—	—	—	10.0%	10.0%	10.0%
Ultimate heathcare cost rate	—	—	—	5.0%	5.0%	5.0%
Year ultimate trend rate reached	—	—	—	2016	2013	2012
Weighted average actuarial assumptions used to determine the net periodic benefit cost for 2008, 2007, and 2006 are as follows: discount rate—5.9%, 6.3%, and 6.0%; expected long-term rate of return on plan assets—8.0%, 8.0%, and 8.0%; and rate of compensation increases—3.9%, 3.5%, and 3.3%, respectively.

The weighted average assumptions used in measuring the benefit obligations for the North Pittsburgh plans as of December 31, 2007, are as follows:

	Pension	Other
	Benefits	Benefits
Discount rate	6.4%	6.1%
Compensation rate increase	4.3%	4.3%
Return on plan assets	8.0%	—
Initial healthcare cost trend rate	—	10.0%
Ultimate healthcare cost rate	—	5.0%
Year ultimate trend rate reached	—	2013
In determining the discount rate, the Company considers the current yields on high quality corporate fixed income investments with maturities corresponding to the expected duration of the benefit obligations. The expected return on plan assets assumption was based upon the categories of assets and the historical return on those assets. The compensation rate increase is based upon history and long-term inflationary trends. A one percentage point change in the assumed health care cost trend rate would have the following effects on the Company’s other postretirement benefits:

	1% Increase	1% Decrease
Effect on 2008 service and interest costs	$339	$(291)
Effect on accumulated postretirement benefit obligations as of December 31, 2008	$3,083	$(2,692)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt the recognition provisions of SFAS No. 158 effective December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end is required to be effective as of December 31, 2008. Upon combining the Texas and Illinois pension plans on December 31, 2007, the Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008 for pension and postretirement plans with measurement dates other than December 31. The impact of the adoption of the measurement date provisions resulted in an increase to opening accumulated deficit on January 1, 2008 of $169 net of tax of $97.
The Pension Protection Act of 2006 (“the Pension Protection Act”) may affect the manner in which many companies, including the Company, administer their pension plans. Effective January 1, 2008, the Pension Protection Act requires many companies to more fully fund their pension plans according to new funding targets, potentially resulting in greater annual contributions. The Company is currently assessing the impact that the Pension Protection Act will have on pension funding in future years.
13. Employee 401k Benefit Plans and Deferred Compensation Agreements
401k benefit plans
The Company sponsors several 401(k) defined contribution retirement savings plans. Virtually all employees are eligible to participate in one of these plans by electing to defer a portion of their compensation, subject to certain limitations. The Company provides matching contributions based on qualified employee contributions. Total Company contributions to the plans were $2,609 in 2008, $2,385 in 2007, and $2,277 in 2006.
Deferred compensation agreements
The Company has deferred compensation agreements with the former board of directors of the Company’s subsidiary, Lufkin-Conroe Communications, and certain former employees. The benefits are payable for up to 15 years or life and may begin as early as age 65 or upon the death of the participant. These plans were frozen by TXUCV’s predecessor company before the Company assumed the related liabilities and thus the participants accrue no new benefits. Company payments related to the deferred compensation agreements totaled approximately $561 in 2008, $569 in 2007, and $609 in 2006. The net present value of the remaining obligations totaled approximately $3,394 and $3,725 as of December 31, 2008, and 2007, respectively, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

The Company maintains forty life insurance policies on certain of the participating former directors and employees. The Company recognized $0 and $300 of net proceeds in other income in 2008 and 2007, respectively, due to the receipt of life insurance proceeds related to the passing of former employees. The excess of the cash surrender value of the Company’s remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1,779 as of December 31, 2008, and $2,566 as of December 31, 2007. These amounts are included in other assets in the accompanying balance sheets. Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows. The aggregate death benefit payable under these policies totaled $8,007 as of December 31, 2008, and $8,857 as of December 31, 2007.
14. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2008	2007

Senior Secured Credit Facility:
Revolving loan	$—	$—
Term loan	880,000	760,000
Obligations under capital lease	1,266	2,646
Senior notes	—	130,000

	881,266	892,646
Less: current portion	(922)	(1,010)

	$880,344	$891,636

Future maturities of long-term debt as of December 31, 2008, are as follows:

2009	$922
2010	344
2011	—
2012	—
2013	—
Thereafter	880,000

$881,266

Senior secured credit facility
In 2007, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with several financial institutions. The credit agreement provides for aggregate borrowings of $950,000, consisting of a $760,000 term loan facility, a $50,000 revolving credit facility, and a $140,000 delayed draw term loan facility (“DDTL”). The DDTL’s sole purpose was for the funding of the redemption of the Company’s outstanding senior notes plus any associated fees or redemption premium. As described below, the Company borrowed $120,000 under the DDTL on April 1, 2008, at which time the commitment for the remaining $20,000 that was originally available under the DDTL expired. Other borrowings under the credit facility were used to retire the Company’s previous $464,000 credit facility and to fund the acquisition of North Pittsburgh. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company and its subsidiaries with the exception of Illinois Consolidated Telephone Company. The term loan and the DDTL have no interim principal maturities and thus mature in full on December 31, 2014. The revolving credit facility matures on December 31, 2013. There were no borrowings under the revolving credit facility as of December 31, 2008.

At the Company’s election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. As of December 31, 2008, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and the revolving credit facility. The applicable margin for our $880.0 million term loan is fixed for the duration of the loan. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and the revolving credit facility. The applicable margin for borrowings on the revolving credit facility is based on a pricing grid. Based on our leverage ratio of 4.90:1 as of December 31, 2008, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings. The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. At December 31, 2008, and 2007, the weighted average rate of interest on the Company’s credit facilities, including the effect of interest rate swaps and the applicable margin, was 6.30% and 7.11% per annum, respectively. Interest is payable at least quarterly.
The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures. The Company has agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement. As of December 31, 2008, the Company was in compliance with the credit agreement covenants.
Senior notes
On April 1, 2008, the Company redeemed all of the outstanding senior notes. The total amount of the redemption was $136,337, including a call premium of $6,337. The senior note redemption and payment of accrued interest through the redemption date was funded using $120,000 of borrowing on the DDTL together with cash on hand. The Company recognized a loss on extinguishment of debt of $9,224 related to the redemption premium and the write-off of unamortized deferred financing costs.
Capital lease
The Company has a capital lease, which expires in 2010, for certain equipment used in its operations. As of December 31, 2008, the present value of the minimum remaining lease commitments was $1,266. Of this amount, $922 is due within the next year.
Derivative instruments
The Company maintains interest rate swap agreements that effectively convert a portion of the floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future interest expense. At December 31, 2008, the Company has interest rate swap agreements covering $740,000 of notional amount floating to fixed interest rate swap agreements. Approximately 84.1% of the floating rate term debt was fixed as of December 31, 2008. The swaps expire at various times from September 30, 2009 through March 13, 2013. The swaps are designated as cash flow hedges of our expected future interest payments. Under the swap agreements, the Company receives 3-month LIBOR based interest payments from the swap counterparties and pays a fixed rate.
In September 2008, due to the larger than normal spread between 1-month LIBOR and 3-month LIBOR, the Company added basis swaps, under which it pays 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receives 1-month LIBOR. At the same time, the Company began utilizing 1-month LIBOR resets on its credit facility. Concurrently basis swaps, in combination with the prior swaps, were designated as cash flow hedges designed to mitigate the changes in cash flows on the Company’s credit facility. The effect of the swap portfolio is to fix the cash interest payments on the floating portion of $740,000 of debt at a weighted average LIBOR rate of 4.43% exclusive of the applicable borrowing margin on the loans.
The fair value of the Company’s derivative instruments, which are all interest rate swaps and basis swaps, amounted to a liability of $47,908 at December 31, 2008, and a liability of $12,769 at December 31, 2007. The fair value is included in Other Liabilities on the Balance Sheets. The change in the fair value of derivative instruments, net of the related tax effect, is recorded in Other Comprehensive Loss. The Company recognized comprehensive loss of $22,078 during 2008, $10,638 during 2007, and $252 during 2006. Included in the interest expense for the year ended December 31, 2008 was a non-cash charge of $395 for the ineffective portion of the Company’s cash flow hedges.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. To further reduce potential future income statement impacts from hedge ineffectiveness, the Company dedesignated its original interest rate swap contracts and redesignated them, in conjunction with the basis swaps, as of September 4, 2008 as a cash flow hedge.
15. Fair Value Measurements
As of December 31, 2008, the Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non performance risk as the most significant inputs. Though the expected LIBOR based yield curve, an observable input, has the most significant impact of the determination of fair value, certain other material inputs to the valuations are not directly observable and cannot be corroborated by observable market data. The Company has categorized these interest rate derivatives as Level 3.
The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements of SFAS No. 157 at December 31, 2008 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Derivatives	$47,908			$47,908

The following table presents the Company’s net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at December 31, 2008:

Measurements
Using Significant
Unobservable
Inputs (Level 3)
Interest Rate
Derivatives
Balance at December 31, 2007	$12,769
Settlements	(10,412)
Total gains or losses (realized/unrealized)
Unrealized loss included in earnings	395
Unrealized loss included in other comprehensive income	45,156

Balance at December 31, 2008	$47,908

The amount of total loss for the period included in earnings for the period as a component of interest expense	$395

The change in fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.
16. Restricted Share Plan
The Company maintains a restricted share plan that provides for the issuance of common shares to key employees to motivate them to enhance their long-term performance and to provide incentive to join or remain with the Company. The Company recognized non-cash compensation expense associated with the restricted shares of $1,901, $4,034 and $2,482 during the 2008, 2007 and 2006 calendar years, respectively. The non-cash compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations. The measurement date value of the remaining unvested shares is expected to be recognized as non-cash compensation expense over the remaining vesting period, less a provision for estimated forfeitures.
The following table presents the restricted stock activity by year:

	2008	2007	2006
Restricted shares outstanding, beginning of period	129,302	248,745	422,065
Shares granted	71,467	136,584	18,000
Shares vested	(95,241)	(246,277)	(187,000)
Shares forfeited or retired	—	(9,750)	(4,320)

Restricted shares outstanding, end of period	105,528	129,302	248,745

The shares granted under the restricted share plan are considered outstanding at the date of grant because the recipients are entitled to dividends and voting rights. As of December 31, 2008, there were 105,528 nonvested restricted shares outstanding with a weighted average measurement date fair value of $16.82 per share. As of December 31, 2007, there were 129,302 nonvested restricted shares outstanding with a weighted average measurement date fair value of $17.23 per share. The shares granted during 2008 include 14,750 restricted shares granted to certain key employees and directors as well as 56,717 performance based restricted shares. The performance based restricted shares were granted to key employees based upon the Company achieving certain financial and operating targets for 2007 based on a sliding scale. The 14,750 shares granted during 2008 had a weighted average measurement date fair value of $14.92 per share. In March 2008, a target of 64,447 performance based restricted shares was approved for issuance in the first quarter of 2009 based upon meeting operational and financial goals in 2008. Shares generally vest at the rate of 25% per year on the anniversary of their grant date. The fair market value of vesting shares was $1,051, $4,693 and $3,865 for the periods ending December 31, 2008, 2007 and 2006, respectively. There was approximately $1,993 of total unrecognized compensation cost related to the nonvested shares outstanding at December 31, 2008. That cost is expected to be recognized based upon future vesting as non-cash stock compensation in the following years: 2009—$1,234, 2010—$623, 2011—$152, and 2012—$27.

17. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss) comprises the following components:

	December 31,
	2008	2007
Fair value of cash flow hedges	$(47,513)	$(12,769)

Prior service credits and net losses on postretirement plans	(46,598)	3,873

	(94,111)	(8,896)
Deferred taxes	34,632	3,245

Accumulated other comprehensive loss	$(59,479)	$(5,651)

18. Environmental Remediation Liabilities
Environmental remediation liabilities were $500 at December 31, 2008, and 2007, and are included in other liabilities. These liabilities relate to anticipated remediation and monitoring costs in respect of two small vacant sites and are undiscounted. The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.
19. Commitments and Contingencies
Legal proceedings
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against the Company and its subsidiaries, North Pittsburgh Telephone Company and North Pittsburgh Systems Inc., in Allegheny County, Pennsylvania. The complaint alleges that the Company prevented Salsgiver from connecting fiber optic cables to North Pittsburgh’s utility poles, and seeks compensatory and punitive damages for alleged lost projected profits, damage to Salsgiver’s business reputation, and other costs. The alleged aggregate losses are approximately $125 million, though Salsgiver does not request a specific dollar amount in damages. The Company believes these claims are without merit and the damages are completely unfounded. On November 3, 2008 the Company responded to Salsgiver’s amended complaint and filed a counterclaim for trespass, alleging that Salsgiver attached cables to the Company’s poles without permission and in an unsafe manner.
In addition, from time to time the Company is involved in litigation and regulatory proceedings arising out of its operations. Management does not believe that an adverse outcome in any one or more legal proceedings to which the Company currently is a party would have a material adverse effect on the Company’s financial position or results of operations.
Operating leases
The Company has entered into several operating leases covering buildings and office space and equipment. Rent expense totaled $4,245 in 2008, $3,810 in 2007, and $4,381 in 2006. Future minimum lease payments under existing agreements are as follows: 2009—$4,187, 2010—$3,021, 2011—$1,640, 2012—$471, 2013—$287, thereafter—$688.

Other commitments
The Company has entered into two operational support systems contracts. Should we terminate either of the contracts prior to the expiration of their term, we will be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts. In addition, we have a contractual obligation for network maintenance. The total of the Company’s other commitments are due as follows: 2009—$1,120, 2010—$1,121, 2011—$571, 2012—$69, 2013—$71, thereafter—$110.
Other contingencies
On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the PAPUC claiming that the Company’s Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. The provision that Verizon cites in its complaint requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that the higher access rates are “cost justified.” Verizon’s original claim requested a refund of $480 from access billings through August 2006. That claim was later revised to include amounts from certain affiliates that had not been included in the original calculation. Verizon’s new complaint seeks $1,346 through December 2006.
The Company believes that its CLEC’s switched access rates are permissible, and is vigorously opposing this complaint. In an Initial Decision dated December 5, 2007, the presiding administrative law judge recommended that the Pennsylvania Public Utility Commission (“PAPUC”), sustain Verizon’s complaint. As relief, the judge directed the Company’s Pennsylvania CLEC to reduce its access rates down to those of the underlying incumbent exchange carrier and refund to Verizon an amount equal to the access charges collected in excess of the new rate since November 30, 2004. The Company filed exceptions to the full PAPUC, which requested that Verizon and the Company attempt to resolve the issue through mediation. The parties were given until November 29, 2008, to complete the mediation, but through mutual agreement, the deadline has been extended to March 2009.
If the Company is not successful in this proceeding, the Pennsylvania CLEC’s operations could suffer material harm—both because of the refund sought by Verizon and because of the prospective reduction in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. The Company’s preliminary estimates indicate that the decrease in annual revenues would be approximately $1,200 on a static basis (keeping access minutes of use constant) if Verizon prevails completely. In addition, other interexchange carriers could file similar claims for refunds. The Company has estimated its potential liability to Verizon and other interexchange carriers to be $3,166 and has recorded a liability that is included in other liabilities in the accompanying consolidated balance sheets. The Company believes that the amount accrued is adequate to cover its potential liabilities.
20. Share Repurchase
In July 2006, the Company completed the repurchase of approximately 3.8 million shares of its common stock for approximately $56,736, or $15.00 per share. With this transaction, Providence Equity sold its entire position in the Company, which totaled approximately 12.7 percent of the Company’s outstanding shares of common stock. This was a private transaction and did not decrease the Company’s publicly traded shares. The Company financed the repurchase using approximately $17,736 of cash on hand and $39,000 of additional term-loan borrowings.
21. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	December 31,
	2008	2007	2006
Net income applicable to common stockholders	$12,504	$11,423	$13,267

Basic weighted average number of common shares outstanding	29,321,404	25,764,380	27,739,697
Effect of dilutive securities	209,332	358,104	430,804

Diluted weighted average number of common shares outstanding	29,530,736	26,122,484	28,170,501

Basic earnings per share	$0.43	$0.44	$0.48

Diluted earnings per share	$0.42	$0.44	$0.47

22. Business Segments
The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations.” Telephone Operations consists of a wide range of telecommunications services, including local and long distance service, digital telephone service, custom calling features, private line services, dial-up and high-speed Internet access, digital TV, carrier access services, network capacity services over a regional fiber optic network, and directory publishing. The Company also operates a number of complementary businesses that comprise “Other Operations,” including telemarketing and order fulfillment, telephone services to county jails and state prisons, equipment sales, operator services, and mobile services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

	Year Ended December 31,
	2008	2007	2006
Operating revenues
Telephone Operations	$377,967	$286,774	$280,334
Other Operations	40,457	42,474	40,433

Total	$418,424	$329,248	$320,767

Operating income (loss)
Telephone Operations	$74,554	$70,162	$65,939
Other Operations	(6,190)	(3,525)	(16,628)

Total	68,364	66,637	49,311

Interest income	367	893	974
Interest expense	(66,659)	(47,350)	(43,873)
Investment income	20,495	7,034	7,691
Minority interest	(863)	(627)	(721)
Loss on extinguishment of debt	(9,224)	(10,323)	—
Other, net	(577)	(167)	290

Income before income taxes and extraordinary item	$11,903	$16,097	$13,672

Capital expenditures:
Telephone Operations	$47,181	$32,245	$32,698
Other Operations	846	1,250	690

Total	$48,027	$33,495	$33,388

	Telephone	Other
	Operations	Operations	Total
As of December 31, 2008:
Goodwill	$519,428	$1,134	$520,562

Total assets	$1,227,320	$14,306	$1,241,626

As of December 31, 2007:
Goodwill	$519,255	$7,184	$526,439

Total assets	$1,281,011	$23,580	$1,304,591

23. Quarterly Financial Information (unaudited)
Consolidated Communications
Quarterly Consolidated Statements of Income

	March 31	June 30	September 30	December 31
2008
Revenues	$105,414	$106,444	$103,824	$102,742
Operating expenses:
Cost of services and products	33,863	36,108	37,778	35,814
Selling, general and administrative expenses	28,144	26,911	26,162	27,552
Intangible assets impairment	—	—	—	6,050
Depreciation and amortization	22,871	22,350	22,841	23,616

Total operating expenses	84,878	85,369	86,781	93,032

Income from operations	20,536	21,075	17,043	9,710
Other expenses, net	13,949	20,625	7,810	14,077

Income (loss) before income taxes and extraordinary item	6,587	450	9,233	(4,367)
Income tax expense (benefit)	2,878	270	4,262	(771)

Income (loss) before extraordinary item	3,709	180	4,971	(3,596)
Extraordinary item (net of income tax)	—	—	—	7,240

Net income	$3,709	$180	$4,971	$3,644

Net income per common share
Basic	$0.13	$0.01	$0.17	$0.12

Diluted	$0.13	$0.01	$0.17	$0.11

2007
Revenues	$82,980	$80,944	$80,320	$85,004
Operating expenses:
Cost of services and products	25,629	25,788	27,698	28,175
Selling, general and administrative expenses	22,299	22,296	21,800	23,267
Depreciation and amortization	16,629	16,606	16,350	16,074

Total operating expenses	64,557	64,690	65,848	67,516

Income from operations	18,423	16,254	14,472	17,488
Other expenses, net	10,117	9,704	10,119	20,600

Pretax income (loss)	8,306	6,550	4,353	(3,112)
Income tax expense (benefit)	3,687	1,057	2,012	(2,082)

Net income (loss)	$4,619	$5,493	$2,341	$(1,030)

Net income (loss) per common share basic and diluted	$0.18	$0.21	$0.09	$(0.04)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2008, the end of the Company’s fiscal year, and determined that such controls and procedures were effective in timely making known to management material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act, and that there were no material weaknesses in those disclosure controls and procedures. Management also indicated that during the Company’s fourth quarter of 2008 there were no changes that would have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer. The text of the Company’s code of ethics is posted on its website at www.Consolidated.com (select Investor Relations, and then Corporate Governance).
Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 5, 2009, which proxy statement will be filed before April 30, 2009.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 5, 2009, which proxy statement will be filed before April 30, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 5, 2009, which proxy statement will be filed before April 30, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 5, 2009, which proxy statement will be filed before April 30, 2009.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 5, 2009, which proxy statement will be filed before April 30, 2009.

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
Schedule II—Valuation Reserves is set forth below.
The financial statements of the Registrant’s 50% or less owned companies that are deemed to be material under Rule 3-09 of Regulation S-X, Pennsylvania RSA 6(II) and GTE Mobilnet of Texas RSA #17, are set forth below.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
SCHEDULE II—VALUATION RESERVES
(Dollars in thousands)

	2008	2007	2006
Allowance for Doubtful Accounts:
Balance at beginning of year	$2,440	$2,110	$2,825
North Pittsburgh acquisition	—	471	—
Provision charged to expense	4,819	4,734	5,059
Write-offs, less recoveries	(5,351)	(4,875)	(5,774)

Balance at end of year	$1,908	$2,440	$2,110

Inventory reserves:
Balance at beginning of year	$400	$429	$630
North Pittsburgh acquisition	—	171	—
Provision charged to expense	597	125	—
Write-offs	(119)	(325)	(201)

Balance at end of year	$878	$400	$429

Income tax valuation allowance:
Balance at beginning of year	$2,871	$5,349	$16,040
North Pittsburgh acquisition	—	1,530	—
North Pittsburgh ETFL adjustment to goodwill	(1,530)	—	—
Reduction of related deferred tax asset	(1,341)	(3,984)	(5,021)
Provision (benefit) charged to expense	—	(24)	(283)
Release of valuation allowance	—	—	(5,387)

Balance at end of year	$—	$2,871	$5,349

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Pennsylvania RSA 6 (II) Limited Partnership:
We have audited the accompanying balance sheets of Pennsylvania RSA 6 (II) Limited Partnership (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 16, 2009

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Dollars in Thousands)

	2008	2007
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $225 and $154	$7,964	$6,638
Unbilled revenue	784	727
Due from General Partner	6,412	6,527
Prepaid expenses and other current assets	17	17

Total current assets	15,177	13,909

PROPERTY, PLANT AND EQUIPMENT—Net	12,418	12,373

OTHER ASSETS	140	—

TOTAL ASSETS	$27,735	$26,282

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,173	$2,388
Advance billings and customer deposits	2,392	2,097

Total current liabilities	4,565	4,485

LONG TERM LIABILITIES	187	160

Total liabilities	4,752	4,645

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	22,983	21,637

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$27,735	$26,282

See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

	2008	2007	2006

OPERATING REVENUES
Service revenues, net	$83,807	$72,777	$69,795
Equipment, net and other revenues	24,652	23,332	21,480

Total operating revenues	108,459	96,109	91,275

OPERATING COSTS AND EXPENSES:
Cost of service (excluding depreciation and amortization related to network assets included below)	31,276	26,726	31,139
Cost of equipment	25,329	22,718	19,701
Selling, general and administrative	26,566	24,645	21,634
Depreciation and amortization	2,177	2,356	2,607

Total operating costs and expenses	85,348	76,445	75,081

OPERATING INCOME	23,111	19,664	16,194

INTEREST INCOME, NET	235	270	292

NET INCOME	$23,346	$19,934	$16,486

Allocation of Net Income:
Limited Partners	$9,417	$8,042	$6,651
General Partner	$13,929	$11,892	$9,835
See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

	General
	Partner	Limited Partners
		Consolidated	Venus
		Communications	Cellular
		of Pennsylvania	Telephone	Total
	Cellco	Company	Services,	Partners’
	Partnership	(Note 1)	Inc.	Capital
BALANCE—January 1, 2006	$11,018	$4,371	$3,078	$18,467

Distributions	(10,291)	(4,083)	(2,876)	(17,250)

Net income	9,835	3,902	2,749	16,486

BALANCE—December 31, 2006	10,562	4,190	2,951	17,703

Distributions	(9,546)	(3,787)	(2,667)	(16,000)

Net income	11,892	4,719	3,323	19,934

BALANCE—December 31, 2007	12,908	5,122	3,607	21,637

Distributions	(13,125)	(5,207)	(3,668)	(22,000)

Net income	13,929	5,525	3,892	23,346

BALANCE—December 31, 2008	$13,712	$5,440	$3,831	$22,983

See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,346	$19,934	$16,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,177	2,356	2,607
Provision for losses on accounts receivable	483	278	230
Changes in certain assets and liabilities:
Accounts receivable	(1,809)	(1,149)	(798)
Unbilled revenue	(57)	409	(442)
Prepaid expenses and other current assets	—	(1)	(3)
Accounts payable and accrued liabilities	58	(390)	634
Advance billings and customer deposits	295	302	156
Other long term liabilities	27	11	56

Net cash provided by operating activities	24,520	21,750	18,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(2,453)	(3,206)	(2,115)
Purchase of Customers from an affiliate	(182)	—	—
Change in due from General Partner, net	115	(2,544)	439

Net cash used in investing activities	(2,520)	(5,750)	(1,676)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to partners	(22,000)	(16,000)	(17,250)

Net cash used in financing activities	(22,000)	(16,000)	(17,250)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	$15	$14	$148

See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)
1.	ORGANIZATION AND MANAGEMENT
Pennsylvania RSA 6 (II) Limited Partnership—Pennsylvania RSA 6 (II) Limited Partnership (the “Partnership”) was formed on January 31, 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania 6 (II) rural service area. Under the terms of the partnership agreement, the partnership expires on January 1, 2091.
The partners and their respective ownership percentages as of December 31, 2008, 2007 and 2006 are as follows:

General Partner:
Cellco Partnership* (“General Partner”)	59.66%

Limited Partners:
Consolidated Communications of Pennsylvania Company**	23.67%
Venus Cellular Telephone Services, Inc	16.67%

*	Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

**	On January 1, 2008 North Pittsburgh Telephone Company changed its name to Consolidated Communications of Pennsylvania Company.
2.	SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition—The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. In accordance with the provisions of Emerging Issues Task Force (“ETIF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Partnership recognizes customer activation fees as part of equipment revenue. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and EITF Issue No. 00-21.

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and our customers, that are within the scope of EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, in the financial statements on a net basis.
Cellular service revenues and expenses resulting from cell site agreements with affiliates of Cellco are recognized based upon a rate per minute of use. See note 5.
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
Retail Stores—The daily operations of all retail stores located within the Partnership are managed by Cellco. However, all income and expenses incurred by these retail stores are recorded in the financial statements of the Partnership.
Income Taxes—The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.
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
Property, Plant and Equipment—Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.
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
Other Assets — Other assets consist of a customer list acquired in 2008. The Partnership amortizes the customer list over its expected useful life of 6 years using a method consistent with historical customer turnover rates. As of December 31, 2008, the gross carrying value is $182 and the accumulated amortization is $42. As of December 31, 2008, the scheduled amortization of the customer list for the next five years is $32 for 2009 and $27 for the years 2010 through 2013.
FCC Licenses - The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in October 2010 and April 2017. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.
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
As discussed above, the FCC licenses under which the Partnership operates are recorded on the books of Cellco. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $30 related to the spectrum lease, as discussed in Note 5). However, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Accordingly, the FCC licenses, including the license under which the Partnership operates, recorded on the books of Cellco are evaluated for impairment by Cellco, under the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.
The FCC licenses are treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. All of the licenses in Cellco’s nationwide footprint are tested in the aggregate for impairment under SFAS No. 142.
Cellco evaluates its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco tests its licenses on an aggregate basis, in accordance with EITF No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, using a direct value methodology in accordance with SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill. The direct value approach determines fair value using estimates of future cash flows associated specifically with the wireless licenses. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2008 and December 15, 2007. These evaluations resulted in no impairment of Cellco’s wireless licenses.

Fair Value Measurements — SFAS No. 157, Fair Value Measurements, defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Under SFAS No. 157, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 — No observable pricing inputs in the market
On February 12, 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Partnership elected a partial deferral of SFAS No. 157 under the provisions of FSP No. 157-2 related to the measurement of fair value used when evaluating wireless licenses and other long-lived assets for impairment. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS No. 157 in a market that is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of partially adopting SFAS No. 157 on January 1, 2008 and the related FSP No. 157-3 was not material to the financial statements.
Effective January 1, 2009, as permitted by FSP No. 157-2, the Partnership adopted the provisions of SFAS No. 157 related to the non-recurring measurement of fair value used when evaluating certain nonfinancial assets, including wireless licenses and other long-lived assets, in the determination of impairment under SFAS No. 142 or SFAS No. 144, and when measuring the acquisition-date fair values of nonfinancial assets and nonfinancial liabilities in a business combination in accordance with SFAS No. 141(R), Business Combinations (Revised).
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
Although Cellco attempts to maintain multiple vendors for its network assets and inventory, which are important components of its operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership’s operations. If the suppliers are unable to meet Cellco’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.
Financial Instruments—The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.
Due from General Partner—Due from General Partner principally represents the Partnership’s cash position. Cellco manages all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from General Partner is reflected as an investing activity or a financing activity in the Statements of Cash Flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 3.9%, 5.4% and 5.4% for the years ended December 31, 2008, 2007 and 2006, respectively. Included in net interest income is interest income of $240, $273 and $297 for the years ended December 31, 2008, 2007 and 2006, respectively, related to the due from General Partner.
Distributions — Distributions are made to partners at the discretion of the General Partner based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.
Recently Issued Accounting Pronouncements - In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 removes the requirement under SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Partnership is required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. The adoption of FSP 142-3 on January 1, 2009 did not have an impact on the financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have an impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009 did not have an impact on the financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 prospectively, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on the financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value, and to report unrealized gains and losses in earnings on items for which the fair value option has been elected. The Partnership adopted SFAS No. 159 effective January 1, 2008 and the impact of adoption did not have an impact on the financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of December 31, 2008 and 2007:

	Useful Lives	2008	2007

Buildings and improvements	10-40 years	$5,915	$5,650
Cellular plant equipment	3-15 years	22,043	25,770
Furniture, fixtures and equipment	2-5 years	346	695
Leasehold improvements	5 years	1,068	930

		29,372	33,045

Less accumulated depreciation and amortization		16,954	20,672

Property, plant and equipment, net		$12,418	$12,373

Capitalized network engineering costs of $126 and $109 were recorded during the years ended December 31, 2008 and 2007 respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $154 and $1,283 at December 31, 2008 and 2007 respectively.
4.	CURRENT LIABILITIES
Accounts payable and accrued liabilities consist of the following as of December 31:

	2008	2007

Accounts payable	$1,785	$2,035
Accrued liabilities	389	353

Accounts payable and accrued libilities	$2,174	$2,388

Advance billings and customer deposits consist of the following as of December 31:

	2008	2007

Advance billings	$2,220	$1,935
Customer deposits	172	162

Advance billings and customer deposits	$2,392	$2,097

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES
Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Service revenues (a)	$15,720	$13,707	$18,065
Equipment and other revenues (b)	1,066	1,084	1,244
Cost of service (c)	29,439	25,803	30,319
Cost of equipment (d)	1,354	1,089	756
Selling, general and administrative (e)	17,040	15,889	13,733

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include cell sharing revenues, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, switch costs, cell sharing costs and allocated cost of telecom, long distance, and handset applications.

(d)	Cost of equipment includes handsets, accessories, and allocated warehousing and freight.

(e)	Selling, general and administrative expenses include salaries, commissions and billing, and allocated office telecom, customer care, sales and marketing, advertising, and commissions.
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
On January 1, 2008, the Partnership purchased 318 customers from an affiliate for $182.
The Partnership had net purchases involving plant, property, and equipment from affiliates with a net book value of $1,234, $2,740 and $1,710 in 2008, 2007 and 2006, respectively.
The Partnership is involved in several cell sharing agreements with related affiliates in which the Partnership receives revenues from affiliates for the use of the Partnership’s cell sites and incurs costs for the use of affiliates’ cell sites. Cell sharing revenues were $1,419, $1,447 and $1,731 for the years ended December 31, 2008, 2007 and 2006, respectively. Cell sharing costs were $2,240, $1,880 and $2,100 for the years ended December 31, 2008, 2007 and 2006 respectively.
On January 1, 2007, the Partnership entered into lease agreements for the right to use additional spectrum owned by Cellco. The initial term of these agreements is ten years. The 2008 and 2007 annual lease commitment of $30 and $29 respectively represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments have been entered into by the Partnership as of December 31, 2008.

6.	COMMITMENTS
The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2008, 2007 and 2006, the Partnership recognized a total of $1,100, $853 and $1,040, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.
Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2009	$794
2010	646
2011	476
2012	349
2013	258
2014 and thereafter	399

Total minimum payments	$2,922

From time to time the General Partner enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.
7.	CONTINGENCIES
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
The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2008 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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
8.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2008	$154	$483	$(412)	$225
2007	202	278	(326)	154
2006	105	290	(193)	202
******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of GTE Mobilnet of Texas #17 Limited Partnership:
We have audited the accompanying balance sheets of GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, GA
March 16, 2009

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Dollars in Thousands)

	2008	2007

ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $385 and $373	$3,388	$3,006
Unbilled revenue	1,051	952
Due from General Partner	6,320	7,403
Prepaid expenses and other current assets	20	8

Total current assets	10,779	11,369

PROPERTY, PLANT AND EQUIPMENT—Net	50,719	40,062

TOTAL ASSETS	$61,498	$51,431

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,896	$1,579
Advance billings and customer deposits	940	773

Total current liabilities	2,836	2,352

LONG TERM LIABILITIES	335	270

Total liabilities	3,171	2,622

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	58,327	48,809

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$61,498	$51,431

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

	2008	2007	2006

OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Related Parties):
Service revenues	$55,376	$48,096	$45,295
Equipment and other revenues	5,081	4,341	4,003

Total operating revenues	60,457	52,437	49,298

OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Related Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	17,327	15,028	13,536
Cost of equipment	6,609	5,085	3,709
Selling, general and administrative	16,132	14,142	12,401
Depreciation and amortization	6,013	5,020	4,491

Total operating costs and expenses	46,081	39,275	34,137

OPERATING INCOME	14,376	13,162	15,161

OTHER INCOME:
Interest income, net	142	550	472

Total other income	142	550	472

NET INCOME	$14,518	$13,712	$15,633

Allocation of Net Income:
Limited partners	$11,614	$10,970	$12,504
General Partner	$2,904	$2,742	$3,129
See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

	General
	Partner	Limited Partners
	San	Eastex		Consolidated	ALLTEL	San
	Antonio	Telecom	Telecom	Communications	Communications	Antonio	Total
	MTA,	Investments,	Supply,	Transport	Investments,	MTA,	Partners’
	L.P.	L.P.	Inc.	Company	Inc.	L.P.	Capital

BALANCE—January 1, 2006	$7,292	$6,207	$6,207	$6,207	$6,207	$4,344	$36,464

Distributions	(1,201)	(1,021)	(1,021)	(1,021)	(1,021)	(715)	(6,000)

Net income	3,129	2,660	2,660	2,660	2,660	1,864	15,633

BALANCE—December 31, 2006	9,220	7,846	7,846	7,846	7,846	5,493	46,097

Distributions	(2,200)	(1,872)	(1,872)	(1,872)	(1,872)	(1,312)	(11,000)

Net income	2,742	2,334	2,334	2,334	2,334	1,634	13,712

BALANCE—December 31, 2007	9,762	8,308	8,308	8,308	8,308	5,815	48,809

Distributions	(1,000)	(851)	(851)	(851)	(851)	(596)	(5,000)

Net income	2,904	2,471	2,471	2,471	2,471	1,730	14,518

BALANCE—December 31, 2008	$11,666	$9,928	$9,928	$9,928	$9,928	$6,949	$58,327

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,518	$13,712	$15,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,013	5,020	4,491
Provision for losses on accounts receivable	936	887	717
Changes in certain assets and liabilities:
Accounts receivable	(1,318)	(1,291)	(937)
Unbilled revenue	(99)	95	(138)
Prepaid expenses and other current assets	(12)	5	1
Accounts payable and accrued liabilities	542	(149)	76
Advance billings and customer deposits	167	152	4
Long term liabilities	65	24	109

Net cash provided by operating activities	20,812	18,455	19,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(16,895)	(10,799)	(10,044)
Change in due from General Partner, net	1,083	3,344	(3,912)

Net cash used in investing activities	(15,812)	(7,455)	(13,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(5,000)	(11,000)	(6,000)

Net cash used in financing activities	(5,000)	(11,000)	(6,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	$178	$242	$214
See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in Thousands)
1.	ORGANIZATION AND MANAGEMENT
GTE Mobilnet of Texas #17 Limited Partnership—GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) was formed on June 13, 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.
The partners and their respective ownership percentages as of December 31, 2008, 2007 and 2006 are as follows:

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
Revenue Recognition—The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Partnership recognizes customer activation fees as part of equipment revenue. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates.  The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements, SAB No. 104 Revenue Recognition and EITF Issue No. 00-21.

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers that are within the scope of EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statements, in the financial statements on a net basis.
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
Income Taxes—The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.
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
FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of, and owned by, Cellco. The current term of the Partnership’s FCC license expires in December 2009. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

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
Cellco evaluates its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco tests its licenses on an aggregate basis, in accordance with EITF No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, using a direct value methodology in accordance with SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill. The direct value approach determines fair value using estimates of future cash flows associated specifically with the wireless licenses. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2008 and December 15, 2007. These evaluations resulted in no impairment of Cellco’s wireless licenses.
Fair Value Measurements — SFAS No. 157, Fair Value Measurements, defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Under SFAS No. 157, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 — No observable pricing inputs in the market

On February 12, 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Partnership elected a partial deferral of SFAS No. 157 under the provisions of FSP No. 157-2 related to the measurement of fair value used when evaluating wireless licenses and other long-lived assets for impairment. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS No. 157 in a market that is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of partially adopting SFAS No. 157 on January 1, 2008 and the related FSP No. 157-3 was not material to the financial statements.
Effective January 1, 2009, as permitted by FSP No. 157-2, the Partnership adopted the provisions of SFAS No. 157 related to the non-recurring measurement of fair value used when evaluating certain nonfinancial assets, including wireless licenses and other long-lived assets, in the determination of impairment under SFAS No. 142 or SFAS No. 144, and when measuring the acquisition-date fair values of nonfinancial assets and nonfinancial liabilities in a business combination in accordance with SFAS No. 141(R), Business Combinations (Revised).
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
Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 3.9%, 5.4% and 5.4% for the years ended December 31, 2008, 2007 and 2006, respectively. Included in net interest income is interest income of $148, $554 and $477 for the years ended December 31, 2008, 2007 and 2006, respectively, related to the due from General Partner.
Distributions – The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements – In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 removes the requirement under SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Partnership is required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. The adoption of FSP 142-3 on January 1, 2009 did not have an impact on the financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have an impact on the financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009 did not have an impact on the financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 prospectively, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on the financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value, and to report unrealized gains and losses in earnings on items for which the fair value option has been elected. The Partnership adopted SFAS No. 159 effective January 1, 2008 and the impact of adoption did not have an impact on the financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following as of December 31, 2008 and 2007:

	Useful lives	2008	2007

Buildings and improvements	10-40 years	$18,790	$16,290
Cellular plant equipment	3-15 years	54,396	51,268
Furniture, fixtures and equipment	2-5 years	75	75
Leasehold improvements	5 years	3,563	3,118

		76,824	70,751

Less accumulated depreciation and amortization		26,105	30,689

Property, plant and equipment, net		$50,719	$40,062

Capitalized network engineering costs of $565 and $410 were recorded during the years ended December 31, 2008 and 2007, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $3,570 and $5,784 at December 31, 2008 and 2007, respectively.
4.	CURRENT LIABILITIES
Accounts payable and accrued liabilities consist of the following as of December 31:

	2008	2007

Accounts payable	$551	$749
Non-income based taxes and regulatory fees	600	618
Texas margin tax payable	520	—
Accrued commissions	225	212

Accounts payable and accrued liabilities	$1,896	$1,579

Advance billings and customer deposits consist of the following as of December 31:

	2008	2007

Advance billings	$732	$595
Customer deposits	208	178

Advance billings and customer deposits	$940	$773

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES
Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Service revenues (a)	$15,459	$13,035	$15,819
Equipment and other revenues (b)	(289)	(259)	(278)
Cost of service (c)	13,517	11,909	10,838
Cost of equipment (d)	1,140	1,037	531
Selling, general and administrative (e)	9,180	8,330	6,712

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, paging, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, paging, switch usage and allocated cost of telecom, long distance and handset applications.

(d)	Cost of equipment includes handsets, accessories, and allocated warehousing and freight.

(e)	Selling, general and administrative expenses include commissions and billing, and allocated office telecom, customer care, billing, salaries, sales and marketing, advertising, and commissions.
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
The Partnership had net purchases involving plant, property, and equipment with affiliates with a net book value of $5,940, $3,235 and $2,695 in 2008, 2007 and 2006, respectively.
On January 1, 2005, the Partnership entered into a lease agreement for the right to use additional spectrum owned by Cellco. The initial term of this agreement was one year, with annual renewal terms. The Partnership renewed the lease through June 23, 2015. The annual lease commitment of $76 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments have been entered into by the Partnership as of December 31, 2008.
6.	COMMITMENTS
The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2008, 2007 and 2006, the Partnership recognized a total of $2,511, $1,811 and $1,601, respectively, as rent expense related to payments under these operating leases, which was included in cost of service in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2009	$2,423
2010	1,350
2011	1,000
2012	853
2013	737
2014 and thereafter	1,901

Total minimum payments	$8,264

From time to time the General Partner enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.
7.	CONTINGENCIES
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
The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2008 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.
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

8.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2008	$373	$936	$(924)	$385
2007	$329	$887	$(843)	373
2006	385	717	(773)	329
******

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)
Date: March 16, 2009	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated thereunto duly authorized as of March 16, 2009.

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

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

3.2	Form of Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated September 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

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

10.2
Form of Collateral Agreement, dated December 31, 2007, by and among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of Consolidated Communications Holdings, Inc. identified on the signature pages thereto, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-K for the period ended December 31, 2007).

10.3
Form of Guaranty Agreement, dated December 31, 2007, made by Consolidated Communications Holdings, Inc. and certain subsidiaries of Consolidated Communications Holdings, Inc. identified on the signature pages thereto, in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-K for the period ended December 31, 2007).

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

10.8	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005).

Exhibit
Number	Description

10.9	Form of 2005 Long-term Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 7 to Form S-1 dated July 19, 2005).

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

10.12
Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to Form 10-K for the period ended December 31, 2007).

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

10.18
Letter Agreement, dated March 31, 2008, by Wachovia Bank, National Association, and agreed to and acknowledged by Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 31, 2008).

10.19
Letter Agreement dated August 6, 2008 by Wachovia Bank, National Association, and agreed to and acknowledged by Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2008).

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