Form 10-Q
period 2009-03-31
Consolidated Communications Holdings, Inc.
filed 2009-05-08
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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
Registrant’s telephone number, including area code: (217) 235-3311
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 3, 2009 was 29,645,467.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$101,710	$105,414
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	36,100	33,863
Selling, general and administrative expenses	27,877	28,144
Depreciation and amortization	21,677	22,871

Income from operations	16,056	20,536
Other income (expense):
Interest income	22	224
Interest expense	(14,492)	(18,278)
Investment income	5,048	4,362
Other, net	(551)	15

Income before income taxes	6,083	6,859
Income tax expense	2,386	2,878

Net income	3,697	3,981
Less: Net income attributable to noncontrolling interest	407	272

Net income attributable to Consolidated Communications Holdings, Inc.	$3,290	$3,709

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders —
Basic and Diluted	$0.11	$0.13

Cash dividends declared per common share	$0.39	$0.39

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,347	$15,471
Accounts receivable, net of allowance of $1,724 and $1,908, respectively	45,589	45,092
Inventories	7,373	7,482
Deferred income taxes	3,600	3,600
Prepaid expenses and other current assets	6,926	6,931

Total current assets	76,835	78,576

Property, plant and equipment, net	393,377	400,286
Intangibles and other assets:
Investments	95,417	95,657
Goodwill	520,562	520,562
Customer lists, net	118,707	124,249
Tradenames	14,291	14,291
Deferred financing costs and other assets	7,609	8,005

Total assets	$1,226,798	$1,241,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$939	$922
Current portion of pension and postretirement benefit obligations	2,960	2,960
Accounts payable	10,153	12,336
Advance billings and customer deposits	22,278	19,102
Dividends payable	11,394	11,388
Accrued expenses	25,900	24,584

Total current liabilities	73,624	71,292

Capital lease obligations less current portion	103	344
Long-term debt	880,000	880,000
Deferred income taxes	56,190	58,134
Pension and postretirement benefit obligations	100,471	107,741
Other liabilities	46,994	48,830

Total liabilities	1,157,382	1,166,341

Equity:
Consolidated Communications Holdings, Inc. stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,645,467 and 29,488,408 issued and outstanding, respectively	295	295
Paid in capital	121,507	129,284
Accumulated deficit	—	—
Accumulated other comprehensive loss	(57,978)	(59,479)

Total Consolidated Communications Holdings, Inc. stockholders’ equity	63,824	70,100
Noncontrolling interest	5,592	5,185

Total equity	69,416	75,285

Total liabilities and stockholders’ equity	$1,226,798	$1,241,626

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$3,697	$3,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,677	22,871
Deferred income tax	(1,944)	(2,878)
Partnership income	169	293
Non-cash stock compensation	433	384
Amortization of deferred financing costs	332	493
Changes in operating assets and liabilities:
Accounts receivable	(797)	(3,249)
Inventories	109	(238)
Other assets	974	2,314
Accounts payable	(2,183)	(1,252)
Accrued expenses and other liabilities	(3,113)	2,314

Net cash provided by operating activities	19,354	25,033

INVESTING ACTIVITIES
Proceeds from sale of assets	300	—
Capital expenditures	(10,157)	(13,285)

Net cash used in investing activities	(9,857)	(13,285)

FINANCING ACTIVITIES
Payment of deferred financing costs	—	(181)
Payment of capital lease obligation	(224)	(246)
Purchase and retirement of common stock	(9)	(8)
Dividends on common stock	(11,388)	(11,359)

Net cash used in financing activities	(11,621)	(11,794)

Net decrease in cash and cash equivalents	(2,124)	(46)
Cash and cash equivalents at beginning of period	15,471	34,341

Cash and cash equivalents at end of period	$13,347	$34,295

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2009
(Dollars in thousands)
(Unaudited)

	Consolidated Communications Holdings, Inc. Stockholders Equity
					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Paid in Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2009	29,488,408	$295	$129,284	$—	$(59,479)	$5,185	$75,285

Net income	—	—	—	3,290	—	407	3,697
Dividends on common stock	—	—	(8,104)	(3,290)	—	—	(11,394)
Shares issued under employee plan, net of forfeitures	157,991	—	—	—	—	—	—
Non-cash stock compensation	—	—	433	—	—	—	433
Purchase and retirement of common stock	(932)		(9)				(9)
Pension tax adjustment	—	—	(97)	—	97	—	—
Change in prior service cost and net loss, net of $159 of tax	—	—	—	—	260	—	260
Change in fair value of cash flow hedges, net of $659 of tax	—	—	—	—	1,144	—	1,144

Balance, March 31, 2009	29,645,467	$295	$121,507	$—	$(57,978)	$5,592	$69,416

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With approximately 259,787 local access lines, 73,737 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 94,554 digital subscriber lines (“DSL”) and 18,207 Internet Protocol digital television (“IPTV”) subscribers, the Company offers a wide range of telecommunications services, including local and long distance service, digital telephone service, custom calling features, private line services, dial-up and high-speed Internet access, IPTV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; and operator services.
2. Presentation of Interim Financial Statements
These unaudited interim condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All material intercompany balances and transactions have been eliminated in consolidation. These interim statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) guidelines and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire year. These interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2008, which were included in our annual report on Form 10-K previously filed with the SEC.
Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total assets, total shareholders’ equity, total revenue, income from operations or net income.
3. Recent Accounting Pronouncements
In June 2008, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP, which became effective January 1, 2009, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As the Company’s restricted shares are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term, the Company applied the two-class method of computing basic and diluted earnings per share for all periods presented. The FSP had no effect on its results of operations and financial condition, or on basic or diluted earnings per share.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires reporting entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been applied, and the impact that hedges have on the entity’s financial position, financial performance, and cash flows. The Company has adopted SFAS No. 161 effective January 1, 2009. Please refer to Note 8 for disclosures required by SFAS No. 161.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”. SFAS No. 160 clarifies that a noncontrolling interest in a consolidated subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. The Company has adopted SFAS No. 160 effective January 1, 2009. As of December 31, 2008, equity increased by $5,185 for the inclusion of noncontrolling interests.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”) “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination, establishes the acquisition date as the date the acquirer achieves control, and requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company adopted SFAS No. 141(R) effective January 1, 2009, and expects it will affect acquisitions made hereafter, though the impact will depend upon the size and nature of the acquisition.
In December 2008, the FASB issued FSP SFAS 132(R)-1 (“SFAS 132(R)-1”),“Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension and other postretirement plan. SFAS 132(R)-1 requires employers to disclose the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation technique used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements” ; investment policies and strategies, including target allocation percentages; and significant concentrations of risk in plan assets. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will not have an impact on future results of operations and financial condition but will have an impact on the Company’s disclosures.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim periods. This FSP is effective for interim periods ending after June 15, 2009 and will not have an impact on future results of operations and financial condition but will have an impact on the Company’s disclosures.
4. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	March 31,	December 31,
	2009	2008
Telephone Operations	$519,428	$519,428
Other Operations	1,134	1,134

	$520,562	$520,562

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	March 31,	December 31,
	2009	2008
Gross carrying amount	$205,648	$205,648
Less: accumulated amortization	(86,941)	(81,399)

Net carrying amount	$118,707	$124,249

The aggregate amortization expense associated with customer lists was $5,542 and $5,541 for the three months ended March 31, 2009 and 2008, respectively. The net carrying value at March 31, 2009 is being amortized using a weighted average life of approximately 6.2 years.
The Company evaluates the carrying value of its intangible assets at least annually or more often if warranted. Because the Company tested for asset impairment for its December 31, 2008 financial position and management believes that operating performance has not changed materially and that no indications of impairment of the operations were detected, detailed impairment testing was deemed to not be warranted as of March 31, 2009.
5. Summarized Financial Information for Significant Investments
The Company owns 23.67% of Pennsylvania RSA 6(II) Limited Partnership (the “RSA 6(II)”). The principal activity of the RSA 6(II) is providing cellular service to territories that overlap the majority of the markets served by the Company’s North Pittsburgh wireline operations. The Company accounts for this investment using the equity method. Unaudited summarized income statement information for the RSA 6 (II) was as follows:

	Three Months Ended
	March 31,
	2009	2008

Total revenues	$27,707	$25,162

Income from operations	$6,384	$5,471

Income before income taxes	$6,520	$5,572

Net income	$6,520	$5,572

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
The Company also has a qualified supplemental pension plan (“Restoration Plan”) covering certain former North Pittsburgh employees. The Restoration Plan restores benefits that are precluded under the pension plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the pension plan’s definition of earnings. The cost associated with the Restoration Plan is included in the “Pension Benefits” columns in the table that follows.
The Company currently provides other postretirement benefits (shown as “Other Benefits” in the table that follows) consisting of health care and life insurance for certain groups of retired employees. Retirees share in the cost of health care benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed. The Company generally pays covered expenses for retiree health benefits as they are incurred. Postretirement life insurance benefits are fully insured.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Three months ended March 31,
Service cost	$528	$546	$217	$253
Interest cost	2,789	2,805	579	631
Expected return on plan assets	(2,355)	(3,255)	—	—
Amortization prior service costs	(11)	(3)	(241)	(159)
Amortization net (gain) loss	676	8	(5)	13

Net periodic benefit cost	$1,627	$101	$550	$738

For the three months ending March 31, 2009 and 2008, the Company contributed $8,450 and $118 to its tax-qualified pension plans, respectively. The increase in pension funding for the three months ended March 31, 2009 is primarily the result of the decline in investment balances that occurred in 2008. Contributions of $1,997 are expected to be paid during the remaining nine months for 2009.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company was required to adopt the recognition provisions of SFAS No. 158 effective December 31, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end was effective as of December 31, 2008. Upon combining the Texas and Illinois pension plans on December 31, 2007, the Company adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008 for pension and postretirement plans with measurement dates other than December 31. The impact of the adoption of the measurement date provisions resulted in an increase to opening accumulated deficit on January 1, 2008 of $169, net of tax of $97.
7. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan	880,000	880,000
Obligations under capital lease	1,042	1,266

	881,042	881,266
Less: current portion	(939)	(922)

	$880,103	$880,344

In 2007, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with several financial institutions, which provides for borrowings of up to $950,000 consisting of a $760,000 term loan facility, a $50,000 revolving credit facility, and a $140,000 delayed draw term loan facility (“DDTL”). The DDTL’s sole purpose was for the funding of the redemption of the Company’s outstanding senior notes plus any associated fees or redemption premium. As described below, the Company borrowed $120,000 under the DDTL on April 1, 2008, at which time the commitment for the remaining $20,000 that was originally available under the DDTL expired. Other borrowings under the credit facility were used to retire the Company’s previous $464,000 credit facility and to fund the acquisition of North Pittsburgh. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company and its subsidiaries with the exception of Illinois Consolidated Telephone Company. The term loan and DDTL have no interim principal maturities and thus mature in full on December 31, 2014. The revolving credit facility matures on December 31, 2013. There were no borrowings under the revolving credit facility as of March 31, 2009.

At the Company’s election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. As of March 31, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans . The applicable margin for our $880.0 million term loan is fixed for the duration of the loan. The applicable margin for borrowings on the revolving credit facility is based on a pricing grid. Based on our leverage ratio of 4.96:1 as of March 31, 2009, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings. The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. At March 31, 2009, and 2008, the weighted average rate of interest on the Company’s credit facilities, including the effect of interest rate swaps and the applicable margin, was 6.31% and 6.82% per annum, respectively. Interest is payable at least quarterly.
The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures. The Company has agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement. As of March 31, 2009, the Company was in compliance with the credit agreement covenants.
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
8. Derivative Instruments
In order to manage the risk associated with changes in interest rates, the Company maintains interest rate swap agreements that effectively convert a portion of the floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments. At March 31, 2009, the Company has interest rate swap agreements covering $740,000 of notional amount floating to fixed interest rate swap agreements. Approximately 84.1% of the floating rate term debt was fixed as of March 31, 2009. The swaps expire at various times from September 30, 2009 through March 13, 2013. The swaps are designated as cash flow hedges of our expected future interest payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Under the swap agreements, the Company receives 3-month LIBOR based interest payments from the swap counterparties and pays a fixed rate.
In September 2008, due to the larger than normal spread between 1-month LIBOR and 3-month LIBOR, the Company added basis swaps, under which it pays 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receives 1-month LIBOR. At the same time, the Company began utilizing 1-month LIBOR resets on its credit facility. To further reduce potential future income statement impacts from hedge ineffectiveness, the Company dedesignated its original interest rate swap contracts and redesignated them, in conjunction with the basis swaps, as of September 4, 2008 as a cash flow hedge designed to mitigate the changes in cash flows on the Company’s credit facility. The effect of the swap portfolio is to fix the cash interest payments on the floating portion of $740,000 of debt at a weighted average LIBOR rate of 4.43% exclusive of the applicable borrowing margin on the loans.

The Company reports the gross fair market value of its derivatives in either Other Assets or Other Liabilities on the balance sheet and does not net swaps in an asset position against swaps in a liability position. The table below shows the balance sheet classification and fair value of the Company’s interest rate swaps designated as hedging instruments under SFAS No. 133:

Classification as of		Classification as of
March 31, 2009	Fair Value	December 31, 2008	Fair Value
Other Liabilities	$46,083	Other Liabilities	$47,908
The change in the fair value of derivative instruments, net of the related tax effect, is recorded in Other Comprehensive Income (Loss). The Company recognized comprehensive income of $1,144 during the three months ended March 31, 2009 and a comprehensive loss of $13,220 during the three months ended March 31, 2008. Included in interest expense for the three months ended March 31, 2009 was non-cash income of $22 for the ineffective portion of the Company’s cash flow hedges.
In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. The effect of the interest rate swaps on the Company’s financial performance for the periods presented was:

	For the three months ended
	March 31, 2009	March 31, 2008
Gain (loss) recognized in OCI on the effective portion of the derivatives, net of tax	$1,144	$(13,220)

Loss reclassified from Accumulated OCI into Interest Expense (Effective Portion)	2,855	—

Gain recognized in Interest Expense on the ineffective portion of the derivatives	22	—
The Company expects to reclassify a loss of $9,777 from Accumulated Other Comprehensive Income to Interest Expense during the next twelve months.
In total, the Company has sixteen interest rate swaps and six basis swaps. The counterparties to the various swaps are five major U.S. and European banks. None of the swap agreements provide for either the Company or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of the Company or the counterparties. The swaps of any counterparty that is a “Lender” as defined in the Company’s credit facility are secured along with the other creditors under the credit facility. Each of the swap agreements provides that in the event of a bankruptcy filing by either the Company or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties. This provision allows the Company to partially mitigate the risk of non-performance by a counterparty.
9. Fair Value Measurements
As of March 31, 2009, the Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non performance risk as the most significant inputs. Though the expected LIBOR based yield curve, an observable input, has the most significant impact of the determination of fair value, certain other material inputs to the valuations are not directly observable and cannot be corroborated by observable market data. The Company has categorized these interest rate derivatives as Level 3.

The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements of SFAS No. 157 at March 31, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Interest Rate Derivatives	$46,083			$46,083

The following table presents the Company’s net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2009:

Measurements
Using Significant
Unobservable
Inputs (Level 3)
Interest Rate
Derivatives
Balance at December 31, 2008	$47,908
Settlements	(7,355)
Total gains or losses (realized/unrealized)
Unrealized gain included in earnings	(22)
Unrealized loss included in other comprehensive loss	5,552

Balance at March 31, 2009	$46,083

The amount of total gain for the period included in earnings as a component of interest expense	$22

10. Restricted Share Plan
The following table summarizes restricted stock activity during the three months ended March 31, 2009:

Restricted shares outstanding, December 31, 2008	105,528
Shares granted	157,991
Shares vested	(7,202)
Shares forfeited or retired	—

Restricted shares outstanding, March 31, 2009	256,317

The Company recognized non-cash compensation expense associated with the restricted shares totaling $433 and $384 for the three months ended March 31, 2009 and 2008, respectively. The shares granted in the three months ended March 31, 2009 includes 96,447 restricted shares granted to certain key employees and directors as well as 61,544 performance based restricted shares. The performance based restricted shares were granted to key employees based upon the Company achieving certain financial and operating targets for 2008 based on a sliding scale. In March 2009, a target of 97,487 performance based restricted shares was approved for issuance in the first quarter of 2010 based upon meeting operational and financial goals in 2009. The non-cash compensation expense is included in “Selling, general and administrative expenses” in the accompanying statements of income.
11. Contingencies
On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the Pennsylvania Public Utility Commission (“PAPUC”) claiming that the Company’s Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. The provision that Verizon cites in its complaint requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that the higher access rates are “cost justified.” Verizon’s original claim requested a refund of $480 from access billings through August 2006. That claim was later revised to include amounts from certain affiliates that had not been included in the original calculation. Verizon’s new complaint seeks $1,346 through December 2006.
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
If the Company is not successful in this proceeding, the Pennsylvania CLEC’s operations could suffer material harm—both because of the refund sought by Verizon and because of the prospective reduction in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. The Company’s preliminary estimates indicate that the decrease in annual revenues would be approximately $1,200 on a static basis (keeping access minutes of use constant) if Verizon prevails completely. In addition, other interexchange carriers could file similar claims for refunds. The Company has estimated its potential liability to Verizon and other interexchange carriers to be $3,224 and has recorded a liability that is included in Other Liabilities in the accompanying consolidated balance sheets. The Company believes that the amount accrued is adequate to cover its potential liabilities.
12. Income Taxes
There have been no changes to the balance of unrecognized tax benefits reported at December 31, 2008. As of March 31, 2009 and December 31, 2008, the amount of unrecognized tax benefits was $5,740. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $5,740. A decrease in unrecognized tax benefits of $81 and $24 of related accrued interest and penalties is expected in 2009 due to the expiration of federal and state statutes of limitations. The tax benefit attributable to $81 of the decrease in unrecognizable tax benefits will result in a reduction to the Company’s effective tax rate.
The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon adoption of FIN 48 the Company had no accrual balance for interest and penalties. For the quarter ended March 31, 2009, the Company had accrued $743 of interest and penalties of which $110 was recorded during the three months ended March 31, 2009 and $396 was recorded during the three months ended March 31, 2008. The only periods subject to examination for the Company’s federal return are the 2005 through 2007 tax years. The periods subject to examination for the Company’s state returns are years 2004 through 2007. The Company is currently under examination by state tax authorities. The Company does not expect any settlement or payment that may result from the audits will have a material effect on the Company’s results of operations or cash flows. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next twelve months. There were no material changes to any of these amounts during the first quarter of 2009.

The Company’s effective tax rate was 39.2% and 42.0%, for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
During the first quarter of 2009 the Company settled an IRS exam covering years 2005 through 2007. As a result the company recorded additional income tax expense of $78.
13. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended
	March 31,
	2009	2008
Basic:
Net income attributable to Consolidated Communications Holdings, Inc.	$3,290	$3,709
Weighted average number of common shares outstanding	29,386,386	29,314,511

Net income per common share	$0.11	$0.13

Diluted:
Net income attributable to Consolidated Communications Holdings, Inc.	$3,290	$3,709
Weighted average number of common shares outstanding	29,565,311	29,499,849

Net income per common share	$0.11	$0.13

Non-vested shares issued pursuant to the Restricted Share Plan (see Note 10) were considered in the computation of net income per share as the recipients are entitled to non-forfeitable dividends and voting rights.

14. Comprehensive Income
The following table presents the components of comprehensive income:

	Three Months Ended
	March 31,
	2009	2008
Net income	$3,697	$3,981
Other comprehensive income (loss):
Prior service cost and net loss, net of tax	260	(90)
Change in fair value of cash flow hedges, net of tax	1,144	(13,220)

Total other comprehensive income (loss), net of tax	1,404	(13,310)

Comprehensive income (loss)	5,101	(9,329)
Less: Comprehensive income attributable to noncontrolling interest	407	272

Comprehensive income (loss) attributable to Consolidated Communications Holdings, Inc.	$4,694	$(9,601)

15. Discontinuance of the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
Historically, our Illinois and Texas ILEC operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes to our operations, however, have impacted the dynamics of the Company’s business environment and caused us to evaluate the applicability of SFAS No. 71. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets as, primarily, our traditional cable competitors started offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our Illinois and Texas operations. The conversion to price caps gives us greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand we have also launched our own digital telephone service product offering as an alternative to our traditional wireline services. While there has been no material changes in our bundling strategy or in our end-user pricing, our pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
Based on the factors impacting our operations, we determined in the fourth quarter of 2008 that the application of SFAS No. 71 for reporting our financial results is no longer appropriate. SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuance of Application of FASB Statement No. 71,” specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS No. 71. SFAS No. 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS No. 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for the Company’s telephone operations subject to SFAS No. 71 have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of SFAS No. 71, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of $7,240, net of taxes of $4,154.

16. Business Segments
The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations.” Telephone Operations consists of a wide range of telecommunications services, including local and long distance service, digital telephone service, custom calling features, private line services, dial-up and high speed Internet access, IPTV, carrier access services, network capacity services over our regional fiber optic network, and directory publishing. The Company also operates a number of complementary businesses that comprise “Other Operations,” including telemarketing and order fulfillment, telephone services to county jails and state prisons, equipment sales and, operator services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

	Three Months Ended
	March 31,
	2009	2008
Operating revenues
Telephone Operations	$91,695	$94,974
Other Operations	10,015	10,440

Total	$101,710	$105,414

Operating income (loss)
Telephone Operations	$16,028	$20,853
Other Operations	28	(317)

Total	16,056	20,536

Interest income	22	224
Interest expense	(14,492)	(18,278)
Investment income	5,048	4,362
Other, net	(551)	15

Income before income taxes	$6,083	$6,859

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
Forward-Looking Statements
Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;
•	the current volatility in economic conditions and the financial markets;
•	adverse changes in the value of assets or obligations associated with our employee benefit plans;
•	various risks to the price and volatility of our common stock;
•	our substantial amount of debt and our ability to incur additional debt in the future;
•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;
•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;
•	the ability to refinance our existing debt as necessary;
•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;
•	risks associated with our possible pursuit of future acquisitions;
•	the integration of the Company and North Pittsburgh;
•	the length and severity of weakened economic conditions in our service areas in Illinois, Texas and Pennsylvania;
•	system failures;
•	loss of large customers or government contracts;
•	risks associated with the rights-of-way for our network;
•	disruptions in our relationship with third party vendors;

•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;
•	changes in the extensive governmental legislation and regulations governing telecommunications providers, the provision of telecommunications services and access charges and subsidies, which are a material part of our revenues;
•	telecommunications carriers disputing and/or avoiding their obligations to pay network access charges for use of our network;
•	high costs of regulatory compliance;
•	the competitive impact of legislation and regulatory changes in the telecommunications industry;
•	liability and compliance costs regarding environmental regulations; and
•	the additional risk factors outlined in Part I — Item 1A — “Risk Factors” incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois, Texas, and Pennsylvania. Our main sources of revenues are our local telephone businesses, which offer an array of services, including local dial tone; digital telephone service; custom calling features; private line services; long distance; dial-up Internet access; high-speed Internet access, which we refer to as Digital Subscriber Line or DSL; inside wiring service and maintenance; carrier access; billing and collection services; telephone directory publishing; wholesale transport services on a fiber optic network in Texas; and Internet Protocol digital video service, which we refer to as IPTV. We also operate a number of complementary businesses that offer telephone services to county jails and state prisons, operator services, equipment sales, telemarketing, and order fulfillment services.
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
In connection with the acquisition, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with various financial institutions. The credit agreement provides for aggregate borrowings of $950.0 million, consisting of a $760.0 million term loan facility, a $50.0 million revolving credit facility (which remains fully available as of March 31, 2009), and a $140.0 million delayed draw term loan facility. The Company borrowed $120.0 million under the delayed draw term loan facility on April 1, 2008, to redeem the outstanding senior notes. The commitment for the remaining $20 million under the delayed draw facility expired. Other borrowings under the credit facility were used to retire the Company’s previous $464.0 million credit facility and to fund the acquisition of North Pittsburgh.

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
Discontinuance of the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
Historically, our Illinois and Texas ILEC operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes to our operations, however, have impacted the dynamics of the Company’s business environment and caused us to evaluate the applicability of SFAS No. 71. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets as, primarily, our traditional cable competitors started offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our Illinois and Texas operations. The conversion to price caps gives us greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand we have also launched our own digital telephone service product offering as an alternative to our traditional wireline services. While there has been no material changes in our bundling strategy or in our end-user pricing, our pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
Based on the factors impacting our operations, we determined in the fourth quarter of 2008 that the application of SFAS No. 71 for reporting our financial results is no longer appropriate. SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuance of Application of FASB Statement No. 71,” specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS No. 71. SFAS No. 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS No. 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for the Company’s telephone operations subject to SFAS No. 71 have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of SFAS No. 71, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of $7.2 million, net of taxes of $4.2 million.
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
Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network. The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams. We had 259,787 and 264,323 local access lines in service as of March 31, 2009 and December 31, 2008 and 282,641at March 31, 2008.

Many rural telephone companies have experienced a loss of local access lines due to challenging economic conditions and increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. In 2008, both Suddenlink and Comcast, cable competitors in Texas, as well as NewWave Communications in Illinois, launched a competing voice product, which caused a spike in our line loss. We estimate that cable companies are now offering voice service to all of their addressable customers, covering 85% of our entire service territory.
In addition, since we began to more aggressively promote our digital telephone service in situations in which are attempting to save or win back customers, we estimate that the product has allowed us to reduce our residential customer loss by 10%. We expect to continue to experience modest erosion in access lines both due to market forces and by switching our current customers to digital telephone service.
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
We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long distance) and by announcing special promotions, like discounted second lines. We also market our “triple play” bundle, which includes local telephone service, DSL, and IPTV. As of March 31, 2009, IPTV was available to over 147,300 homes in our markets. Our IPTV subscriber base has grown from 13,026 as of March 31, 2008, to 18,207 as of March 31, 2009. We launched IPTV in our Pennsylvania markets in April 2008.
In addition to our access line and video initiatives, we intend to continue to integrate best practices across our Illinois, Texas, and Pennsylvania regions. We also continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives include offering:
•	hosted digital telephone service in certain Texas and Pennsylvania markets to meet the needs of small- to medium-sized business customers that want robust function without having to purchase a traditional key or PBX phone system;
•	Digital telephone service for residential customers, which is being offered to our Texas, Illinois and Pennsylvania customers as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor;
•	DSL service—even to users who do not have our access line—which expands our customer base and creates additional revenue-generating opportunities;

•	a DSL product with speeds up to 10 Mbps for those customers desiring greater Internet speed; and

•	High definition video service and digital video recorders in all of our IPTV markets.
These efforts may mitigate the financial impact of any access line loss we experience.
We continue to experience substantial growth in the number of DSL subscribers we serve. We had 94,554, 91,817 and 84,313 DSL lines in service as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL-capable.

We also utilize service bundles, which include combinations of local service, custom calling features, and Internet access, to generate revenue and retain customers in our Illinois, Texas and Pennsylvania markets. Our service bundles totaled 41,415, 42,054 and 46,124 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.
The following sets forth several key metrics as of the end of the periods presented:

	March 31,	December 31,	March 31,
	2009	2008	2008
Local access lines in service:
Residential	156,935	162,067	179,864
Business	102,852	102,256	102,777

Total local access lines	259,787	264,323	282,641

Digital telephone subscribers	7,141	6,510	2,938
IPTV subscribers	18,207	16,666	13,026
ILEC DSL subscribers	94,554	91,817	84,313

Broadband Connections	119,902	114,993	100,277
CLEC Access Line Equivalents (1)	73,737	74,687	72,827

Total connections	453,426	454,003	455,745

Long distance lines (2)	165,892	165,953	167,360
Dial-up subscribers	3,612	3,957	6,042

(1)
CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(2)	Reflects the inclusion of long distance service provided as part of our VOIP offering while excluding CLEC long distance subscribers.
Network Access and Subsidy Revenues. A significant portion of our revenues come from network access charges paid by long distance and other carriers for originating or terminating calls within our service areas. The amount of network access charge revenues we receive is based on rates set or approved by federal and state regulatory commissions and are subject to change at any time.
We also derive significant revenues from Universal Service Fund subsidy payments. These payments are designed to assist rural telephone companies in providing telecommunication services to customers in areas with low customer density since switching and other facilities serve fewer customers and loops are typically longer and more expensive to maintain than in more densely populated areas. Like access charges, subsidies are regulated by federal and state regulatory commissions.
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
Our operating support and back office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our Illinois and Texas operations onto single company-wide systems and platforms. We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices. We converted the North Pittsburgh accounting and payroll functions to our existing systems, and are in the process of integrating many other functions. Our integration and restructuring expenses were $2.4 million and $1.1 million for the periods ended March 31, 2009 and March 31, 2008, respectively.
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
The provision for depreciation on property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	18-40
Network and outside plant facilities	3-50
Furniture, fixtures and equipment	3-15
Capital Leases	11
Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because tradenames have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life. The net carrying value of customer lists at March 31, 2009, is being amortized at a weighted average life of approximately 6.2 years.

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$24.7	24.3%	$27.0	25.6%
Network access services	22.0	21.6	24.5	23.2
Subsidies	14.1	13.9	13.8	13.1
Long distance services	5.5	5.4	6.2	5.9
Data and internet services	16.4	16.1	14.4	13.7
Other services	9.0	8.9	9.1	8.6

Total Telephone Operations	91.7	90.2	95.0	90.1
Other Operations	10.0	9.8	10.4	9.9

Total operating revenues	101.7	100.0	105.4	100.0

Expenses
Operating expenses
Telephone Operations	54.3	53.4	51.6	49.0
Other Operations	9.7	9.5	10.4	9.9
Depreciation and amortization	21.6	21.3	22.9	21.7

Total operating expenses	85.6	84.2	84.9	80.6

Income from operations	16.1	15.8	20.5	19.4

Interest expense, net	(14.5)	(14.2)	(18.0)	(17.1)
Other income, net	4.5	4.4	4.4	4.2
Income tax expense	(2.4)	(2.4)	(2.9)	(2.7)

Net income	3.7	3.6	4.0	3.8
Less: Net income attributable to noncontrolling interest	(0.4)	(0.4)	(0.3)	(0.3)

Net income attributable to Consolidated Communications Holdings, Inc.	$3.3	3.2%	$3.7	3.5%

Segments
In accordance with the reporting requirement of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.

Results of Operations
For the Three Months Ended March 31, 2009 Compared to March 31, 2008
Revenues
Our revenues decreased by 3.5% or $3.7 million, to $101.7 million for the three months ended March 31, 2009, from $105.4 million for the three months ended March 31, 2008. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues decreased by 8.5%, or $2.3 million, to $24.7 million for the three months ended March 31, 2009 compared to $27.0 million for the same period in 2008. The decrease is primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues decreased by 10.2%, or $2.5 million, to $22.0 million for the three months ended March 31, 2009 compared to $24.5 million for the same period in 2008. As a result of declining minutes of use, our switched access revenues decreased by $2.3 million. In addition, subscriber line charge revenue decreased $0.5 million due to access line loss. In 2008, the Texas Infrastructure Fund and Local Number Portability surcharge for Texas were eliminated reducing revenues approximately $0.5 million. These decreases were offset by a $0.8 million increase in special access revenue.
Subsidies revenues increased by 2.2%, or $0.3 million, to $14.1 million for the three months ended March 31, 2009 compared to $13.8 million for the same period in 2008. The increase is primarily due to a $0.3 million increase in the interstate common line revenue requirement.
Long distance services revenues decreased by 11.3%, or $0.7 million, to $5.5 million for the three months ended March 31, 2009 compared to $6.2 million for the same period in 2008. The decrease is a result of a decline in billable minutes.
Data and Internet revenues increased by 13.9%, or $2.0 million, to $16.4 million for the three months ended March 31, 2009 compared to $14.4 million for the same period in 2008. The increase is primarily due to an increase in DSL, IPTV and digital telephone subscribers. These increases were partially offset by erosion of our dial-up Internet base.
Other Services revenues decreased 1.1% or $0.1 million, to $9.0 million for the three months ended March 31, 2009 compared to $9.1 million for the same period in 2008.
Other Operations Revenue
Other Operations revenues decreased by 3.8%, or $0.4 million, to $10.0 million for the three months ended March 31, 2009 compared to $10.4 million for the same period in 2008. Decreased call attempts resulted in a decline of $0.3 million in Operator Services revenues. Also contributing to the revenue decline was a decrease of $0.2 million in sales of equipment to our business clients and $0.1 million in mobile services, resulting from our decision to no longer be an agency for Verizon Wireless. These decreases were partially offset by increases in our telemarketing business and prison systems calling service.
Operating Expenses
Our operating expenses increased by 0.8%, or $0.7 million, to $85.6 million for the three months ended March 31, 2009 compared to $84.9 million for the same period 2008. Included in the results for the three months ended March 31, 2009 are severance costs of $2.2 million compared to $0.2 million in the same period for 2008. Through a voluntary early retirement incentive and an involuntary reduction in work force, thirty-four non-bargained for employees left the Company in the first quarter of 2009. As a result of the reductions, we expect to reduce our wage and benefit expense by $2.8 million for the remainder of 2009 and by $3.8 million for 2010 and beyond. Our discussion and analysis of the remaining components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 5.2%, or $2.7 million, to $54.3 million for the three months ended March 31, 2009 compared to $51.6 million for the same period in 2008. The severance payments discussed above resulted in $1.6 million of increased expense, while pension and other post retirement expenses increased by $1.5 million for the three months ended March 31, 2009 compared to the same period in 2008. In addition, we incurred $0.3 million of expense in the first quarter of 2009 upon ratification of a new labor agreement with our Illinois bargained for workforce. The expense increases were offset by a decrease in salaries of $0.6 million compared to the first quarter of 2008 as a result of decreased headcount that occurred throughout 2008 as the North Pittsburgh Systems operations were further integrated into our legacy operations.

Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 6.7%, or $0.7 million, to $9.7 million for the three months ended March 31, 2009 compared to $10.4 million for the same period in 2008. The severance payments discussed above resulted in a $0.4 million increase in expense for the period. However costs decreased as a result of reduced revenues for certain Other Operations businesses. In addition, bad debt expense in our Public Services business decreased $0.4 million due to an increase in the use of prepaid calling cards.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 5.7%, or $1.3 million, to $21.6 million for the three months ended March 31, 2009 compared to $22.9 million for the same period in 2008. As mentioned above, the Company discontinued the application of SFAS No. 71 in the fourth quarter of 2008. Depreciation expense decreased by $0.6 million for the three months ended March 31, 2009 compared to the same period in 2008 as a result of this accounting change. In addition, the three months ended March 31, 2008 included $0.5 million in depreciation expense for certain computer software which was fully depreciated as of March 31, 2008.
Non-Operating Income
Interest Expense, Net
Interest expense, net of interest income, decreased by 19.4%, or $3.5 million, to $14.5 million for the three months ended March 31, 2009 compared to $18.0 million for the same period in 2008. On April 1, 2008 we redeemed $130.0 million of senior notes paying 9.75% interest by borrowing $120.0 million at a rate of approximately 7.0% and using cash on hand. In addition, the weighed average interest rate on our term loan borrowings is approximately 6.3% as of March 31, 2009 compared to 6.8% as of March 31, 2008.
Other Income
Other income, net increased by 2.3%, or $0.1 million, to $4.5 million for the three months ended March 31, 2009 compared to other income, net of $4.4 million for the same period in 2008. Our wireless partnership investments experienced a $0.7 million increase in income when compared to the same period in 2008. This increase was offset by a $0.6 million loss on the sale of assets during the first quarter of 2009.
Income Taxes
Our provision for income taxes was $2.4 million in 2009 compared to $2.9 million in 2008. Our effective tax rate was 39.2% for the three months ended March 31, 2009 compared to 42.0% for the three months ended March 31, 2008. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
Noncontrolling interest
Income attributable to our joint venture owned 63% by the Company and 37% by Eastex Celeo increased $0.1 million to $0.4 million for the three months ended March 31, 2009 compared to $0.3 million for the same period for 2008.

Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of March 31, 2009, we had $881.0 million of debt, including capital leases. Our $50.0 million revolving line of credit, however, remains unused. On April 1, 2008 we redeemed our $130.0 million of outstanding senior notes. The redemption, including the payment of the redemption premium of $6.3 million, accrued interest through the redemption date and the associated fees, was funded using $120.0 million of proceeds from our DDTL facility and cash on hand. In the second quarter of 2008, we recognized a loss on redemption of the senior notes of $9.2 million, which included the redemption premium and the write off of unamortized deferred financing costs associated with the senior notes.
We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2009 will arise primarily from: (i) expected dividend payments of $45.9 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $58.0 million to $61.0 million; (iii) capital expenditures of approximately $42.0 million to $43.0 million; (iv) cash income tax payments; (v) pension plan contributions of approximately $11.0 million; and (vi) certain other costs In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
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

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$19.4	$25.0
Investing activities	(9.9)	(13.3)
Financing activities	(11.6)	(11.8)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the three months ended March 31, 2009, net income adjusted for non-cash charges generated $25.2 million of operating cash. During the period we made cash contributions of $8.5 million to our pension plans. Changes in components of working capital, primarily accrued expenses, as a result of the payment of our annual incentive bonuses, accounted for the remainder of the cash flows from operations.
For the three months ended March 31, 2008, net income adjusted for non-cash charges generated $24.1 million of operating cash. Changes in various components of working capital in the ordinary course of business accounted for the remainder of the cash generated.
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the three months ending March 31, 2009, we used $10.2 million for capital expenditures and received proceeds of $0.3 million for the sale of certain assets. We expect our capital expenditures for 2009 will be $42.0 million to $43.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.
Financing Activities
During the three months ended March 31, 2009, we used $11.6 million of cash for financing activities. The major usage was $11.4 million of dividend payments, which is consistent with our 2008 levels. In addition, we made $0.2 million of principal payments on our capital lease obligations during the three months ended March 31, 2009.
Debt
The following table summarizes our indebtedness as of March 31, 2009:
Debt and Capital Leases as of March 31, 2009
(In Millions)

	Balance	Maturity Date	Rate (1)
Capital lease	$1.0	April 12, 2010	7.40%
Revolving credit facility	—	December 31, 2013	LIBOR + 2.75%
Term loan	880.0	December 31, 2014	LIBOR + 2.50%

(1)	As of March 31, 2009, the 1-month LIBOR rate in effect on our borrowings was 0.52%.

Credit Facilities
Borrowings under our credit facilities are our senior, secured obligations that are secured by substantially all of the assets of the borrower, Consolidated Communications, Inc., and the guarantors (the Company and each of the existing subsidiaries of Consolidated Communications, Inc. other than Illinois Consolidated Telephone Company, and certain future subsidiaries). The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct. In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.
As of March 31, 2009, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of March 31, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR based term loan and 2.75% for the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and 1.75% for the revolving credit facility. At March 31, 2009, the weighted average interest rate, including swaps, on our credit facilities was 6.31% per annum.
On April 1, 2008 we redeemed all of our outstanding senior notes in part utilizing $120.0 million of borrowings under the delayed draw term loan (“DDTL”) provision of our credit facility. The ability to utilize the DDTL for additional borrowings expired on May 1, 2008. The relevant terms of the DDTL are the same as our term loan.
Derivative Instruments
As of March 31, 2009, we had $740.0 million of notional amount floating to fixed interest rate swap agreements and $740.0 million of notional amount basis swaps. Approximately 84.1% of our floating rate term loans were fixed through interest rate swaps as of March 31, 2009. Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate. Under the basis swaps we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR. Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility. The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate. Our objective is to have between 75% and 85% of our variable rate debt fixed so there is some certainty to our cash flow streams. The maturity dates of these swaps are laddered to minimize any potential exposure to unfavorable rates when an individual swap expires. The swaps expire at various times through March 31, 2013, and have a weighted average fixed rate of approximately 4.43%. The current effect of the swap portfolio is to fix our cash interest payments on $740.0 million of floating rate debt at a rate of 6.93%, including our borrowing margin of 2.50% over LIBOR as discussed above.
Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through March 31, 2009, we would have been able to pay a dividend of $84.0 million under the credit facility covenant. After giving effect to the dividend of $11.4 million which was declared in February 2009 and paid on May 1, 2009, we could pay a dividend of $72.6 million under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of March 31, 2009, our total net leverage ratio was 4.96:1.00 and our interest coverage ratio was 2.96:1.00.
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
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of March 31, 2009, we had approximately $2.0 million of these bonds outstanding.
Recent Accounting Pronouncements
In June 2008, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP, which became effective January 1, 2009, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As the Company’s restricted shares are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term, the Company applied the two-class method of computing basic and diluted earnings per share for all periods presented. The FSP had no effect to our results of operations and financial condition, or on basic or diluted earnings per share.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires reporting entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, have been applied, and the impact that hedges have on the entity’s financial position, financial performance, and cash flows. The Company has adopted SFAS No. 161 effective January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”. SFAS No. 160 clarifies that a noncontrolling interest in a consolidated subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. The Company has adopted SFAS No. 160 effective January 1, 2009. As of December 31, 2008, equity amount increased by $5,185 for the inclusion of noncontrolling interests.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”) “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination, establishes the acquisition date as the date the acquirer achieves control, and requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company adopted SFAS No. 141(R) effective January 1, 2009, and expects it will affect acquisitions made hereafter, though the impact will depend upon the size and nature of the acquisition.
In December 2008, the FASB issued FSP SFAS 132(R)-1 (“SFAS 132(R)-1”),“Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension and other postretirement plan. SFAS 132(R)-1 requires employers to disclose the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation technique used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”; investment policies and strategies, including target allocation percentages; and significant concentrations of risk in plan assets. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will not have an impact on future results of operations and financial condition but will have an impact on the Company’s disclosures.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim periods. This FSP is effective for interim periods ending after June 15, 2009 and will not have an impact on future results of operations and financial condition but will have an impact on the Company’s disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest rate swap agreements described below and assumes no changes in our capital structure. As of March 31, 2009, approximately 84.1% of our long-term debt obligations were variable rate obligations subject to interest rate swap agreements and approximately 15.9% were variable rate obligations not subject to interest rate swap agreements.
As of March 31, 2009, we had $880.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On March 31, 2009, we had interest rate swap agreements covering $740.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.87% to 4.89% and expiring on various dates through March 31, 2013. In addition, we had $740.0 million of basis swap agreements under which we make 3-month LIBOR payments less a percentage ranging from 5.4 to 9.0 basis points, and receive 1-month LIBOR.
As of March 31, 2009, we had $140.0 million of variable-rate debt not covered by interest rate swap agreements. If market interest rates changed by 1.0% from the average rates that prevailed during the year, interest expense would have increased or decreased by approximately $0.4 million for the period. As of March 31, 2009, the fair value of interest rate swap agreements amounted to a liability of $29.0 million, net of taxes, which is recognized as a deferred loss within accumulated other comprehensive income.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages. We believe that these claims are without merit and, regardless of the merit of the claims, the damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter we filed preliminary objections and responses to Salsgiver’s complaint; however, the court ruled against our preliminary objections. On November 3, 2008 we responded to Salsgiver’s amended complaint and filed a counter claim for trespass due to attaching to our poles without an authorized agreement and in an unsafe manner.
On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the Pennsylvania Public Utility Commission claiming that our Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. The provision that Verizon cites in its complaint requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that the higher rates are “cost justified.” See Note 11 to the financial statements included herein.
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

Consolidated Communications Holdings, Inc. (Registrant)
Date: May 7, 2009	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.