Form 10-Q
period 2009-06-30
Consolidated Communications Holdings, Inc.
filed 2009-08-07
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 3, 2009 was 29,645,467.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$102,042	$106,444	$203,752	$211,858
Operating expenses:
Cost of services and products (exclusive of depreciation and amorization shown separately below)	36,344	36,108	72,444	69,971
Selling, general and administrative expenses	25,850	26,911	53,727	55,055
Depreciation and amortization	20,981	22,350	42,658	45,221

Income from operations	18,867	21,075	34,923	41,611
Other income (expense):
Interest income	15	64	37	288
Interest expense	(14,564)	(16,048)	(29,056)	(34,326)
Investment income	6,761	4,845	11,809	9,207
Loss on extinguishment of debt	—	(9,224)	—	(9,224)
Other, net	1,766	(129)	1,215	(114)

Income before income taxes	12,845	583	18,928	7,442
Income tax expense	5,186	270	7,572	3,148

Net income	7,659	313	11,356	4,294
Less: Net income attributable to noncontrolling interest	136	133	543	405

Net income attributable to Consolidated
Communications Holdings, Inc.	$7,523	$180	$10,813	$3,889

Net income per share attributable to Consolidated
Communications Holdings, Inc. common stockholders —
Basic	$0.26	$0.01	$0.37	$0.13

Diluted	$0.25	$0.01	$0.37	$0.13

Cash dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,025	$15,471
Accounts receivable, net of allowance of $1,478 and $1,908 respectively	46,229	45,092
Inventories	7,068	7,482
Deferred income taxes	3,600	3,600
Prepaid expenses and other current assets	6,047	6,931

Total current assets	82,969	78,576
Property, plant and equipment, net	388,058	400,286
Intangibles and other assets:
Investments	97,575	95,657
Goodwill	520,562	520,562
Customer lists, net	113,168	124,249
Tradenames	14,291	14,291
Deferred financing costs and other assets	7,239	8,005

Total assets	$1,223,862	$1,241,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$813	$922
Current portion of pension and post retirement benefit obligations	2,960	2,960
Accounts payable	10,790	12,336
Advance billings and customer deposits	22,069	19,102
Dividends payable	11,394	11,388
Accrued expenses	25,576	24,584

Total current liabilities	73,602	71,292

Capital lease obligations less current portion	—	344
Long-term debt	880,000	880,000
Deferred income taxes	59,526	58,134
Pension and postretirement benefit obligations	100,655	107,741
Other liabilities	38,224	48,830

Total liabilities	1,152,007	1,166,341

Equity:
Consolidated Communications Holdings, Inc. stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,645,467 and 29,488,408 issued and outstanding, respectively	296	295
Paid in capital	118,009	129,284
Retained earnings	—	—
Accumulated other comprehensive loss	(52,178)	(59,479)

Total Consolidated Communications Holdings, Inc. stockholders’ equity	66,127	70,100
Noncontrolling interest	5,728	5,185

Total equity	71,855	75,285

Total liabilities and stockholders’ equity	$1,223,862	$1,241,626

See accompanying notes

Consolidated Communications Holdings, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$11,356	$4,294
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,658	45,221
Loss on extinguishment of debt	—	9,224
Deferred income tax	1,392	(3,148)
Partnership income	(1,972)	(821)
Non-cash stock compensation	932	860
Amortization of deferred financing costs	655	806
Changes in operating assets and liabilities:
Accounts receivable	(1,137)	(776)
Inventories	414	(871)
Other assets	1,678	(3,078)
Accounts payable	(1,546)	(4,588)
Accrued expenses and other liabilities	(6,432)	(4,943)

Net cash provided by operating activities	47,998	42,180

INVESTING ACTIVITIES
Proceeds from sale of assets	300	—
Capital expenditures	(20,375)	(26,286)

Net cash used in investing activities	(20,075)	(26,286)

FINANCING ACTIVITIES
Proceeds from long-term obligations	—	120,000
Payments made on long-term obligations	—	(136,337)
Payment of deferred financing costs	—	(240)
Payment of capital lease obligation	(453)	(496)
Purchase and retirement of common stock	(9)	(8)
Dividends on participating securities	(126)	—
Dividends on common stock	(22,781)	(22,721)

Net cash used in financing activities	(23,369)	(39,802)

Net increase (decrease) in cash and cash equivalents	4,554	(23,908)
Cash and cash equivalents at beginning of period	15,471	34,341

Cash and cash equivalents at end of period	$20,025	$10,433

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2009
(Amounts in thousands, except share amounts)
(Unaudited)

	Consolidated Communications Holdings, Inc. Stockholders’ Equity
					Accumulated
					Other
	Common Stock			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Paid in Capital	Earnings	Loss	Interest	Total
Balance, January 1, 2009	29,488,408	$295	$129,284	$—	$(59,479)	$5,185	$75,285

Net income	—	—	—	10,813	—	543	11,356
Dividends on common stock	—	—	(12,100)	(10,813)	—	—	(22,913)
Shares issued under employee plan, net of forfeitures	157,991	1	(1)	—	—	—	—
Non-cash stock compensation	—	—	932	—	—	—	932
Purchase and retirement of common stock	(932)	—	(9)	—	—	—	(9)
Pension tax adjustment	—	—	(97)	—	97	—	—
Change in prior service cost and net loss, net of $319 of tax	—	—	—	—	521	—	521
Change in fair value of cash flow hedges, net of $3,835 of tax	—	—	—	—	6,683	—	6,683

Balance, June 30, 2009	29,645,467	$296	$118,009	$—	$(52,178)	$5,728	$71,855

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended June 30, 2009 and 2008
(Dollars in thousands, except share and per share amounts)
1. Description of Business
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries (the “Company”) operate under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With approximately 254,593 local access lines, 72,062 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 95,656 digital subscriber lines (“DSL”) and 19,731 Internet Protocol digital television (“IPTV”) subscribers, the Company offers a wide range of telecommunications services, including local and long distance service, digital telephone service, custom calling features, private line services, dial-up and high-speed Internet access, IPTV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; and operator services.
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
Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total assets, total stockholders’ equity, total revenue, income from operations or net income.
3. Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP, which became effective January 1, 2009, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As the Company’s restricted shares are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term, the Company applied the two-class method of computing basic and diluted earnings per share for all periods presented. The FSP had no effect on its results of operations and financial condition, or on basic or diluted earnings per share.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires reporting entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133) have been applied, and the impact that hedges have on the entity’s financial position, financial performance, and cash flows. The Company has adopted SFAS No. 161 effective January 1, 2009. Please refer to Note 7 for disclosures required by SFAS No. 161.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”) “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination, establishes the acquisition date as the date the acquirer achieves control, and requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company adopted SFAS No. 141(R) effective January 1, 2009, and expects it will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim periods. The FSP had no effect on its results of operations or financial condition. Please refer to Note 7 for disclosures required by this FSP.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events”. SFAS No 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS No. 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance sheet but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date financial statements were issued or the date the financial statements were available to be issued. Please refer to Note 10 for disclosures required by SFAS No. 165.
In December 2008, the FASB issued FSP SFAS 132(R)-1 (“SFAS 132(R)-1”),“Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension and other postretirement plan. SFAS 132(R)-1 requires employers to disclose the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation technique used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements;” investment policies and strategies, including target allocation percentages; and significant concentrations of risk in plan assets. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will not have an impact on future results of operations and financial condition but will have an impact on the Company’s disclosures.

4. Goodwill and Customer Lists
The following table summarizes the carrying value of goodwill by segment:

	June 30,	December 31,
	2009	2008
Telephone Operations	$519,428	$519,428
Other Operations	1,134	1,134

	$520,562	$520,562

The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	June 30,	December 31,
	2009	2008
Gross carrying amount	$205,648	$205,648
Less: accumulated amortization	(92,480)	(81,399)

Net carrying amount	$113,168	$124,249

The aggregate amortization expense associated with customer lists was $5,539 and $5,541 for the three months ended June 30, 2009 and 2008, respectively, and was $11,081 and $11,082 for the six months ended June 30, 2009 and 2008, respectively. The net carrying value at June 30, 2009 is being amortized using a weighted average life of approximately 6.0 years.
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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Three months ended June 30,
Service cost	$527	$545	$216	$252
Interest cost	2,789	2,806	580	632
Expected return on plan assets	(2,356)	(3,255)	—	—
Amortization prior service cost	(11)	(3)	(241)	(160)
Amortization net (gain) loss	677	8	(6)	13

Net periodic benefit cost	$1,626	$101	$549	$737

Six months ended June 30,
Service cost	$1,055	$1,091	$433	$505
Interest cost	5,578	5,611	1,159	1,263
Expected return on plan assets	(4,711)	(6,510)	—	—
Amortization prior service cost	(22)	(6)	(482)	(319)
Amortization net (gain) loss	1,353	16	(11)	26

Net periodic benefit cost	$3,253	$202	$1,099	$1,475

The Company contributed to its tax-qualified plans $666 and $0 for the three months ended June 30, 2009 and 2008, respectively and $9,116 and $118 for the six months ended June 30, 2009 and 2008, respectively. The increase in pension funding for the three and six month periods ended June 30, 2009 is primarily the result of the decline in investment balances that occurred in 2008. Contributions of $1,331 are expected to be paid during the remaining six months for 2009.
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
6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan	880,000	880,000
Obligations under capital lease	813	1,266

	880,813	881,266
Less: current portion	(813)	(922)

	$880,000	$880,344

In 2007, the Company, through its wholly-owned subsidiaries, entered into a credit agreement with several financial institutions, which provides for borrowings of up to $950,000 consisting of a $760,000 term loan facility, a $50,000 revolving credit facility, and a $140,000 delayed draw term loan facility (“DDTL”). The DDTL’s sole purpose was for the funding of the redemption of the Company’s outstanding senior notes plus any associated fees or redemption premium. As described below, the Company borrowed $120,000 under the DDTL on April 1, 2008, at which time the commitment for the remaining $20,000 that was originally available under the DDTL expired. Other borrowings under the credit facility were used to retire the Company’s previous $464,000 credit facility and to fund the acquisition of North Pittsburgh Systems, Inc. Borrowings under the credit facility are the Company’s senior, secured obligations that are secured by substantially all of the assets of the Company and its subsidiaries with the exception of Illinois Consolidated Telephone Company. The term loan and DDTL have no interim principal maturities and thus mature in full on December 31, 2014. The revolving credit facility matures on December 31, 2013. There were no borrowings under the revolving credit facility as of June 30, 2009.
At the Company’s election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. As of June 30, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans. The applicable margin for our $880.0 million term loan is fixed for the duration of the loan. The applicable margin for borrowings on the revolving credit facility is based on a pricing grid. Based on our leverage ratio of 4.88:1 as of June 30, 2009, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings. The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. At June 30, 2009, and 2008, the weighted average rate of interest on the Company’s credit facilities, including the effect of interest rate swaps and the applicable margin, was 6.27% and 6.86% per annum, respectively. Because no active trading exists for the Company’s term loans, the fair value of the debt cannot be determined.
The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures. The Company has agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement. As of June 30, 2009, the Company was in compliance with the credit agreement covenants.
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
7. Financial Instruments and Derivatives
As of June 30, 2009, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term obligations. At June 30, 2009 and 2008, the carrying value of these financial instruments approximated fair value.
In order to manage the risk associated with changes in interest rates, the Company maintains interest rate swap agreements that effectively convert a portion of the floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments. At June 30, 2009, the Company has interest rate swap agreements covering $740,000 of notional amount floating to fixed interest rate swap agreements. Approximately 84.1% of the floating rate term debt was fixed as of June 30, 2009. The swaps expire at various times from September 30, 2009 through March 13, 2013. The swaps are designated as cash flow hedges of our expected future interest payments in accordance with SFAS No. 133.
Under the swap agreements, prior to September 2008 the Company received 3-month LIBOR based interest payments from the swap counterparties and paid a fixed rate. In September 2008, due to the larger than normal spread between 1-month LIBOR and 3-month LIBOR, the Company added basis swaps, under which it pays 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receives 1-month LIBOR. At the same time, the Company began utilizing 1-month LIBOR resets on its credit facility. To further reduce potential future income statement impacts from hedge ineffectiveness, the Company dedesignated its original interest rate swap contracts and redesignated them, in conjunction with the basis swaps, as of September 4, 2008 as a cash flow hedge designed to mitigate the changes in cash flows on the Company’s credit facility. The effect of the swap portfolio is to fix the cash interest payments on the floating portion of $740,000 of debt at a weighted average LIBOR rate of 4.43% exclusive of the applicable borrowing margin on the loans.

The Company reports the gross fair market value of its derivatives in either Other Assets or Other Liabilities on the balance sheet and does not net swaps in an asset position against swaps in a liability position. The table below shows the balance sheet classification and fair value of the Company’s interest rate swaps designated as hedging instruments under SFAS No. 133:

Classification as of		Classification as of
June 30, 2009	Fair Value	December 31, 2008	Fair Value
Other Liabilities	$37,326	Other Liabilities	$47,908
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

	For the three months ended
	June 30, 2009	June 30, 2008
Gain recognized in OCI on the effective portion of the derivatives, net of tax	$5,539	$13,342

Loss reclassified from Accumulated OCI into Interest Expense (Effective Portion)	3,025	—

Gain recognized in Interest Expense on the ineffective portion of the derivatives	39	—

	For the six months ended
	June 30, 2009	June 30, 2008
Gain recognized in OCI on the effective portion of the derivatives, net of tax	$6,683	$122

Loss reclassified from Accumulated OCI into Interest Expense (Effective Portion)	5,880	—

Gain recognized in Interest Expense on the ineffective portion of the derivatives	62	—
The Company expects to reclassify a loss of $8,086 from Accumulated Other Comprehensive Income to Interest Expense during the next twelve months.

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
8. Fair Value Measurements
The Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non performance risk as the most significant inputs. Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate derivatives as Level 2.
The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements of SFAS No. 157 at June 30, 2009 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Interest Rate Derivatives	$37,326		$37,326

The following table presents the Company’s net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2009:

Measurements
Using Significant
Unobservable
Inputs (Level 3)
Interest Rate
Derivatives
Balance at December 31, 2008	$47,908
Settlements	(14,852)
Total gains or losses (realized/unrealized)
Unrealized gain included in earnings	(62)
Unrealized gain included in other comprehensive income from basis swap	(1,361)
Unrealized loss included in other comprehensive income	5,693
Transfers out of level 3	(37,326)

Balance at June 30, 2009	$—

The amount of total gain for the period included in earnings as a component of interest expense	$62

9. Restricted Share Plan
The following table summarizes restricted stock activity during the six months ended June 30, 2009:

Restricted shares outstanding, December 31, 2008	105,528
Shares granted	157,991
Shares vested	(7,202)
Shares forfeited or retired	—

Restricted shares outstanding, June 30, 2009	256,317

The Company recognized non-cash compensation expense associated with the restricted shares totaling $499 and $476 for the three months ended June 30, 2009 and 2008, respectively and $932 and $860 for the six months ended June 30, 2009 and 2008, respectively. The shares granted during the six months ended June 30, 2009 includes 96,447 restricted shares granted to certain key employees and directors as well as 61,544 performance based restricted shares. The performance based restricted shares were granted to key employees based upon the Company achieving certain financial and operating targets for 2008 based on a sliding scale. In March 2009, a target of 97,487 performance based restricted shares was approved for issuance in the first quarter of 2010 based upon meeting operational and financial goals in 2009. The non-cash compensation expense is included in “Selling, general and administrative expenses” in the accompanying statements of income.
10. Subsequent Events
The Company has evaluated all subsequent events through August 7, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. The following subsequent event was recognized in the accompanying statement of operations at June 30, 2009, as the complaint was filed before June 30, 2009 and was settled after the balance sheet date but before the financial statements were issued.

On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the Pennsylvania Public Utility Commission (“PAPUC”) claiming that the Company’s Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. The provision that Verizon cites in its complaint requires CLEC rates to be no higher than the corresponding incumbent’s rates unless the CLEC can demonstrate that the higher access rates are “cost justified.” Verizon’s original claim requested a refund of $480 from access billings through August 2006. That claim was later revised to include amounts from certain affiliates that had not been included in the original calculation. Verizon’s revised complaint sought $1,346 through December 2006.
The Company contended its CLEC’s switched access rates were permissible and valid under PA PUC rules. In an Initial Decision dated December 5, 2007, the presiding administrative law judge recommended that the PAPUC sustain Verizon’s complaint. As relief, the judge directed the Company’s Pennsylvania CLEC to reduce its access rates down to those of the underlying incumbent exchange carrier and refund to Verizon an amount equal to the access charges collected in excess of the new rate since November 30, 2004. The Company filed exceptions to the full PAPUC, which requested that Verizon and the Company attempt to resolve the issue through mediation.
On July 10, 2009, the Company entered a settlement agreement with Verizon Pennsylvania, Inc. resolving the complaint, recurring access rates and any liability issues. As a result, the Company reduced its previously recorded reserve to the settlement amount and recognized income of $1,779.
11. Income Taxes
There have been no changes to the balance of unrecognized tax benefits reported at December 31, 2008. As of June 30, 2009 and December 31, 2008, the amount of unrecognized tax benefits was $5,740. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $5,740. A decrease in unrecognized tax benefits of $81 and $24 of related accrued interest and penalties is expected in 2009 due to the expiration of federal and state statutes of limitations. The tax benefit attributable to $81 of the decrease in unrecognizable tax benefits will result in a reduction to the Company’s effective tax rate.
The Company is continuing its practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon adoption of FIN 48 the Company had no accrual balance for interest and penalties. At June 30, 2009 the Company had a balance of $855 of accrued interest and penalties of which $222 was recorded during the six months ended June 30, 2009 and $272 was recorded during the six months ended June 30, 2008. During the first quarter of 2009 the Company settled an IRS exam covering years 2005 through 2007 for the Consolidated Communications Holdings, Inc. consolidated filing group. As a result the Company recorded additional income tax expense of $78. Therefore, the only federal return periods subject to examination are the 2005 through 2007 consolidated returns for the acquired North Pittsburgh Systems Inc. consolidated filing group. The periods subject to examination for the Company’s state returns are years 2004 through 2007. The Company is currently under examination by state tax authorities. The Company does not expect any settlement or payment that may result from the audits will have a material effect on the Company’s results of operations or cash flows. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next twelve months. There were no material changes to any of these amounts during the second quarter of 2009.
The Company’s effective tax rate was 40.0% and 42.3%, for the six months ended June 30, 2009 and 2008, and 40.4% and 46.3% for the three months ended June 30, 2009 and 2008, respectively. The effective rates in 2009 are lower than 2008 due to completion of an internal restructuring as of December 31, 2008. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.

12. Net Income per Common Share
The following table sets forth the computation of net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Net income attributable to Consolidated Communications Holdings, Inc.	$7,523	$180	$10,813	$3,889
Weighted average number of common shares outstanding	29,389,150	29,315,250	29,387,776	29,314,881

Net income per common share	$0.26	$0.01	$0.37	$0.13

Diluted:
Net income attributable to Consolidated Communications Holdings, Inc.	$7,523	$180	$10,813	$3,889
Weighted average number of common shares outstanding	29,674,395	29,529,290	29,620,154	29,514,570

Net income per common share	$0.25	$0.01	$0.37	$0.13

Non-vested shares issued pursuant to the Restricted Share Plan (see Note 9) were considered in the computation of net income per share as the recipients are entitled to non-forfeitable dividends and voting rights.
In accordance with SFAS No. 128, “Earnings per Share,” 29,249 contingent performance based shares were included in the weighted average diluted shares based on the Company’s results through the six months ended June 30, 2009.

13. Comprehensive Income
The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$7,659	$313	$11,356	$4,294
Other comprehensive income (loss):
Prior service cost and net loss, net of tax	261	(90)	521	(180)
Change in fair value of cash flow hedges, net of tax	5,539	13,342	6,683	122

Total other comprehensive income (loss), net of tax	5,800	13,252	7,204	(58)

Comprehensive income	13,459	13,565	18,560	4,236
Less: Comprehensive income attributable to noncontrolling interest	136	133	543	405

Comprehensive income attributable to Consolidated Communications Holdings, Inc.	$13,323	$13,432	$18,017	$3,831

14. Discontinuance of the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”
Historically, the Company’s Illinois and Texas ILEC operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes to the Company’s operations, however, have impacted the dynamics of the Company’s business environment and caused an evaluation of the applicability of SFAS No. 71. In the last half of 2008, the Company experienced a significant increase in competition in the Illinois and Texas markets primarily as traditional cable competitors started offering voice services. Also, effective July 1, 2008, the Company made an election to transition from rate of return to price cap regulation at the interstate level for its Illinois and Texas operations. The conversion to price caps provides for greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand the Company launched its own digital telephone service product offering as an alternative to its traditional wireline services. While there have been no material changes in the Company’s bundling strategy or in the Company’s end-user pricing, the pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
Based on the factors impacting the Company’s operations, it determined in the fourth quarter of 2008 that the application of SFAS No. 71 for reporting our financial results is no longer appropriate. SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuance of Application of FASB Statement No. 71,” specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS No. 71. SFAS No. 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS No. 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for the Company’s telephone operations subject to SFAS No. 71 have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of SFAS No. 71, the Company reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of $7,240, net of taxes of $4,154 in the three months ended December 31, 2008.

15. Business Segments
The Company is viewed and managed as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations.” Telephone Operations consists of a wide range of telecommunications services, including local and long distance service, digital telephone service, custom calling features, private line services, dial-up and high speed Internet access, IPTV, carrier access services, network capacity services over a regional fiber optic network, and directory publishing. The Company also operates a number of complementary businesses that comprise “Other Operations,” including telemarketing and order fulfillment, telephone services to county jails and state prisons, equipment sales and, operator services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues
Telephone Operations	$91,143	$95,637	$182,838	$190,611
Other Operations	10,899	10,807	20,914	21,247

Total	$102,042	$106,444	$203,752	$211,858

Operating income
Telephone Operations	$18,372	$20,746	$34,400	$41,600
Other Operations	495	329	523	11

Total	18,867	21,075	34,923	41,611

Interest income	15	64	37	288
Interest expense	(14,564)	(16,048)	(29,056)	(34,326)
Investment income	6,761	4,845	11,809	9,207
Loss on extinguishment of debt	—	(9,224)	—	(9,224)
Other, net	1,766	(129)	1,215	(114)

Income before income taxes	$12,845	$583	$18,928	$7,442

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Acquisition of North Pittsburgh and new credit facility
On December 31, 2007, we completed the acquisition of North Pittsburgh Systems, Inc (“North Pittsburgh”). At the effective time of the merger, 80% of the shares of North Pittsburgh common stock converted into the right to receive $25.00 in cash, without interest, per share, for an approximate total of $300.1 million. Each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of our common stock, or an approximate total of 3.32 million shares. The total purchase price, including fees, was $347.0 million, net of cash acquired.
In connection with the acquisition, we, through our wholly-owned subsidiaries, entered into a credit agreement with various financial institutions. The credit agreement provides for aggregate borrowings of $950.0 million, consisting of a $760.0 million term loan facility, a $50.0 million revolving credit facility (which remains fully available as of June 30, 2009), and a $140.0 million delayed draw term loan facility. We borrowed $120.0 million under the delayed draw term loan facility on April 1, 2008, to redeem the outstanding senior notes. The commitment for the remaining $20.0 million under the delayed draw facility expired. Other borrowings under the credit facility were used to retire our previous $464.0 million credit facility and to fund the acquisition of North Pittsburgh.

Redemption of senior notes
On April 1, 2008, we redeemed all of the outstanding 9.75% senior notes using $120.0 million borrowed under the delayed draw term loan and cash on hand. The total amount of the redemption was $136.3 million, including a redemption premium of 4.875%, or $6.3 million. We recognized a $9.2 million loss on the redemption of the notes. As a result of the transaction, we expect to realize $4.0 million reduction in annualized cash interest expense.
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
Based on the factors impacting our operations, we determined in the fourth quarter of 2008 that the application of SFAS No. 71 for reporting our financial results is no longer appropriate. SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuance of Application of FASB Statement No. 71,” specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS No. 71. SFAS No. 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS No. 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to SFAS No. 71 have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of SFAS No. 71, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of $7.2 million, net of taxes of $4.2 million during the three months ended December 31, 2008. Our Pennsylvania ILEC had discontinued the application of SFAS No. 71 prior to our acquisition of North Pittsburgh, and, as a result, was not affected by change in 2008.
Factors affecting results of operations
Revenues
Telephone Operations and Other Operations. Our revenues are derived primarily from the sale of voice and data communications services to residential and business customers in our rural telephone companies’ service areas. Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in our Telephone Operations segment, except through acquisitions such as that of North Pittsburgh. However, we do expect relatively consistent cash flow from year to year because of stable customer demand, and a generally supportive regulatory environment.
Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network. The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams. We had 254,593 and 264,323 local access lines in service as of June 30, 2009 and December 31, 2008 and 276,793 at June 30, 2008.

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
We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long distance) and by announcing special promotions, like discounted second lines. We also market our “triple play” bundle, which includes local telephone service, DSL, and IPTV. As of June 30, 2009, IPTV was available to over 152,100 homes in our markets. Our IPTV subscriber base has grown from 14,112 as of June 30, 2008, to 19,731 as of June 30, 2009. We launched IPTV in our Pennsylvania markets in April 2008. We also continue to experience substantial growth in the number of DSL subscribers we serve. We had 95,656, 91,817 and 86,575 DSL lines in service as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL-capable.
In addition to our access line, DSL and video initiatives, we intend to continue to integrate best practices across our markets. We also continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives include offering:
•	hosted digital telephone service in certain Texas and Pennsylvania markets to meet the needs of small- to medium-sized business customers that want robust function without having to purchase a traditional key or PBX phone system;

•	Digital telephone service for residential customers, which is being offered to our customers as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor. Since we began to more aggressively promote our digital telephone service in situations in which we are attempting to save or win back customers, we estimate that the product has allowed us to reduce our residential customer loss by 10%.

•	DSL service—even to users who do not have our access line—which expands our customer base and creates additional revenue-generating opportunities;

•	a DSL product with speeds up to 10 Mbps for those customers desiring greater Internet speed; and

•	High definition video service and digital video recorders in all of our IPTV markets.
We also utilize service bundles, which include combinations of local service, custom calling features, and Internet access, to generate revenue and retain customers. Our service bundles totaled 40,589, 42,054 and 45,272 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

The efforts described above may mitigate the financial impact of any line loss we experience; nonetheless, we expect to continue to experience modest erosion in access lines both due to market forces and by switching our current customers to digital telephone service.
The following sets forth several key metrics as of the end of the periods presented:

	June 30,	December 31,	June 30,
	2009	2008	2008
Local access lines in service:
Residential	151,937	162,067	174,641
Business	102,656	102,256	102,152

Total local access lines	254,593	264,323	276,793

Digital telephone subscribers	7,883	6,510	4,088
IPTV subscribers	19,731	16,666	14,112
ILEC DSL subscribers	95,656	91,817	86,575
CLEC Access Line Equivalents (1)	72,062	74,687	73,713

Total connections	449,925	454,003	455,281

Long distance lines (2)	166,006	165,953	167,767
Dial-up subscribers	3,406	3,957	5,687

(1)	CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(2)	Reflects the inclusion of long distance service provided as part of our VOIP offering while excluding CLEC long distance subscribers.
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
Our operating support and back office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations. We have migrated most key business processes of our operations onto single company-wide systems and platforms. We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices. We have converted the North Pittsburgh accounting, payroll and ILEC billings functions to our existing systems. Our integration and restructuring expenses were $4.0 million and $2.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively.
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
Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because tradenames have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life. The net carrying value of customer lists at June 30, 2009, is being amortized at a weighted average life of approximately 6.0 years.

For the Three Months Ended June 30, 2009 compared to June 30, 2008
The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$24.3	23.8%	$26.5	24.9%
Network access services	22.1	21.7	24.6	23.1
Subsidies	13.4	13.1	13.4	12.6
Long distance services	5.4	5.3	6.3	5.9
Data and internet services	16.7	16.4	15.2	14.3
Other services	9.2	9.0	9.6	9.0

Total Telephone Operations	91.1	89.3	95.6	89.8
Other Operations	10.9	10.7	10.9	10.2

Total operating revenues	102.0	100.0	106.5	100.0

Expenses
Operating expenses
Telephone Operations	52.1	51.1	52.9	49.7
Other Operations	10.1	9.9	10.2	9.6
Depreciation and amortization	21.0	20.6	22.3	20.9

Total operating expenses	83.2	81.6	85.4	80.2

Income from operations	18.8	18.4	21.1	19.8

Interest expense, net	(14.5)	(14.2)	(16.0)	(15.0)
Other income (expense), net	8.5	8.3	(4.6)	(4.3)
Income tax expense	(5.2)	(5.0)	(0.2)	(0.2)

Net income	7.6	7.5	0.3	0.3
Less: Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1

Net income attributable to Consolidated Communications Holdings, Inc.	$7.5	7.4%	$0.2	0.2%

Segments
In accordance with the reporting requirement of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.

Results of Operations
For the Three Months Ended June 30, 2009 Compared to June 30, 2008
Revenues
Our revenues decreased by 4.2% or $4.5 million, to $102.0 million for the three months ended June 30, 2009, from $106.5 million for the three months ended June 30, 2008. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues decreased by 8.3%, or $2.2 million, to $24.3 million for the three months ended June 30, 2009 compared to $26.5 million for the same period in 2008. The decrease is primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
Network access services revenues decreased by 10.2%, or $2.5 million, to $22.1 million for the three months ended June 30, 2009 compared to $24.6 million for the same period in 2008. Our switched access revenues decreased by $1.6 million, of which $1.0 million can be attributed to our price cap rate reduction and the remainder due to declining minutes of use. In addition, subscriber line charge revenue decreased $0.7 million due to access line loss. During 2008, the Texas Infrastructure Fund and Local Number Portability surcharge for Texas were eliminated, causing a reduction in our 2009 revenues of approximately $0.5 million. These decreases were offset by a $0.4 million increase in special access revenue.
Subsidies revenues were $13.4 million for both three month periods ended June 30, 2009 and June 30, 2008.
Long distance services revenues decreased by 14.3%, or $0.9 million, to $5.4 million for the three months ended June 30, 2009 compared to $6.3 million for the same period in 2008. The decrease is primarily a result of a decline in billable minutes, as customers increasingly shift to our unlimited long distance calling plan. In addition, during the three months ended June 30, 2009, the Company recognized a non-recurring decrease in revenues due to synchronizing the revenue accounting with the successful completion of the PA ILEC billing system conversion.
Data and Internet revenues increased by 9.9%, or $1.5 million, to $16.7 million for the three months ended June 30, 2009 compared to $15.2 million for the same period in 2008. The increase is primarily due to an increase in DSL, IPTV and digital telephone subscribers. These increases were partially offset by erosion of our dial-up Internet base.
Other Services revenues decreased by 4.2%, or $0.4 million, to $9.2 million for the three months ended June 30, 2009 compared to $9.6 million for the same period in 2008. The decrease was primarily due to decreases in revenue from our directory publishing and transport operations.
Other Operations Revenue
Other Operations revenues were $10.9 million for both three month periods ended June 30, 2009 and June 30, 2008. Decreased call attempts resulted in a decline of $0.2 million in Operator Services revenues. This decrease was offset by increases in our telemarketing business and prison systems calling service.
Operating Expenses
Our operating expenses decreased by 2.6%, or $2.2 million, to $83.2 million for the three months ended June 30, 2009 compared to $85.4 million for the same period 2008. Depreciation and amortization expenses decreased by $1.3 million for the three months ended June 30, 2009 compared to the same period in 2008. In addition, operating expenses for Telephone Operations decreased $0.8 million and operating expenses for Other Operations decreased $0.1 million. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations decreased by 1.5%, or $0.8 million, to $52.1 million for the three months ended June 30, 2009 compared to $52.9 million for the same period in 2008. Salaries and benefits decreased $2.0 million compared to the second quarter of 2008 as a result of decreased headcount that occurred throughout 2008 as the North Pittsburgh operations were further integrated into our legacy operations. In addition, access and interconnect costs decreased $0.9 million when compared to the same period in 2008. The expense decreases were offset by increases in pension expense of $1.5 million and severance charges of $0.6 million for the three months ended June 30, 2009 when compared to the same period for 2008. The increase in pension expense is primarily the result of the decline in investment balances that occurred in 2008.

Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 1.0%, or $0.1 million, to $10.1 million for the three months ended June 30, 2009 compared to $10.2 million for the same period in 2008. Bad debt expense in our Public Services business decreased $0.1 million due to an increase in the use of prepaid calling cards.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 5.8%, or $1.3 million, to $21.0 million for the three months ended June 30, 2009 compared to $22.3 million for the same period in 2008. As mentioned above, the Company discontinued the application of SFAS No. 71 in the fourth quarter of 2008. Depreciation expense decreased by $0.9 million for the three months ended June 30, 2009 compared to the same period in 2008 as a result of this accounting change. In addition, the three months ended June 30, 2008 included $0.3 million in depreciation expense for certain computer software which was fully depreciated as of March 31, 2009.
Non-Operating Income
Interest Expense, Net
Interest expense, net of interest income, decreased by 9.4%, or $1.5 million, to $14.5 million for the three months ended June 30, 2009 compared to $16.0 million for the same period in 2008. The weighed average interest rate on our term loan borrowings is approximately 6.3% as of June 30, 2009 compared to 6.9% as of June 30, 2008.
Other Income
Other income (expense), net increased by 284.8% or $13.1 million, to $8.5 million for the three months ended June 30, 2009 compared to a net expense of $4.6 million for the same period in 2008. In connection with the redemption of our senior notes on April 1, 2008, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write off of unamortized deferred financing costs of $2.9 million. In the second quarter 2009, we recognized $1.8 million in other income from the reversal of a previously established reserve in excess of the settlement amount of a dispute with Verizon Pennsylvania, Inc. See Note 10 to the unaudited condensed consolidated financial statements included herein. Our wireless partnership investments experienced a $1.9 million increase in income when compared to the same period in 2008.
Income Taxes
Our provision for income taxes was $5.2 million in 2009 compared to $0.2 million in 2008. Our effective tax rate was 40.4% for the three months ended June 30, 2009 compared to 46.3% for the three months ended June 30, 2008. The effective rate in 2009 is lower than 2008 due to completion of an internal restructuring effective December 31, 2008. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
Noncontrolling interest
Income attributable to our joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, L.P. was $0.1 million for both the three month periods ended June 30, 2009 and June 30, 2008.

For the Six Months Ended June 30, 2009 Compared to June 30, 2008
The following summarizes our revenues and operating expenses on a consolidated basis for the six months ended June 30, 2009 and June 30, 2008:

	Six Months Ended June 30,
	2009		2008
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$49.0	24.1%	$53.5	25.2%
Network access services	44.1	21.6	49.1	23.2
Subsidies	27.5	13.5	27.2	12.8
Long distance services	10.9	5.4	12.5	5.9
Data and internet services	33.1	16.2	29.6	14.0
Other services	18.2	8.9	18.7	8.8

Total Telephone Operations	182.8	89.7	190.6	89.9
Other Operations	20.9	10.3	21.3	10.1

Total operating revenues	203.7	100.0	211.9	100.0

Expenses
Operating expenses
Telephone Operations	106.4	52.2	104.5	49.3
Other Operations	19.7	9.7	20.6	9.7
Depreciation and amortization	42.7	21.0	45.2	21.4

Total operating expenses	168.8	82.9	170.3	80.4

Income from operations	34.9	17.1	41.6	19.6

Interest expense, net	(29.0)	(14.2)	(34.0)	(16.0)
Other income (expense), net	13.0	6.3	(0.2)	(0.1)
Income tax expense	(7.6)	(3.7)	(3.1)	(1.5)

Net income	11.3	5.5	4.3	2.0
Less: Net income attributable to noncontrolling interest	0.5	0.2	0.4	0.2

Net income attributable to Consolidated Communications Holdings, Inc.	$10.8	5.3%	$3.9	1.8%

Revenues
Our revenues decreased by 3.9% or $8.2 million, to $203.7 million for the six months ended June 30, 2009, compared to $211.9 million for the six months ended June 30, 2008. Our discussion and analysis of the components of the variance follows:
Telephone Operations Revenues
Local calling services revenues decreased by 8.4% or $4.5 million, to $49.0 million for the six months ended June 30, 2009 compared to $53.5 million for the same period in 2008. The decrease is primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”

Network access services revenues decreased by 10.2%, or $5.0 million, to $44.1 million for the six months ended June 30, 2009 compared to $49.1 million for the same period in 2008. Our switched access revenues decreased by $3.9 million, of which $1.4 million can be attributed to our price cap rate reduction and the remainder due to declining minutes of use. In addition, subscriber line charge revenue decreased $1.2 million due to access line loss. During 2008, the Texas Infrastructure Fund and Local Number Portability surcharge for Texas were eliminated, which reduced our 2009 revenues by approximately $1.0 million. These decreases were offset by a $1.2 million increase in special access revenue.
Subsidies revenues increased by 1.1% or $0.3 million, to $27.5 million for the six months ended June 30, 2009 compared to $27.2 million for the same period in 2008. The increase was primarily due to an increase in high cost loop support revenue.
Long distance services revenues decreased by 12.8% or $1.6 million, to $10.9 million for the six months ended June 30, 2009 compared to $12.5 million for the same period in 2008. The decrease is primarily a result of a decline in billable minutes, as customers increasingly switch to our unlimited long distance calling plan. In addition, during the three months ended June 30, 2009, the Company recognized a non-recurring decrease in revenues due to synchronizing the revenue accounting with the successful completion of the PA ILEC billing system conversion.
Data and Internet revenues increased by 11.8%, or $3.5 million, to $33.1 million for the six months ended June 30, 2009 compared to $29.6 million for the same period in 2008. The increase is primarily due to an increase in DSL, IPTV and digital telephone subscribers. These increases were partially offset by erosion of our dial-up Internet base.
Other Services revenues decreased by 2.7%, or $0.5 million, to $18.2 million for the six months ended June 30, 2009 compared to $18.7 million for the same period in 2008. The decrease in primarily due to decreases in directory revenue of $0.4 and transport revenue of $0.2 million for the six months ended June 30, 2009 compared to the same period in 2008.
Other Operations Revenue
Other Operations revenues decreased by 1.9%, or $0.4 million, to $20.9 million for the six months ended June 30, 2009 compared to $21.3 million for the same period in 2008. Revenue from our operator services business has decreased $0.7 million for the six months ended June 30, 2009 when compared to the same period for 2008 as a result of decreased call attempts. In addition, revenue from equipment sales and installation has decreased $0.2 million for the period. These decreases were offset by increases in our telemarketing business of $0.3 million and our prison systems calling services of $0.2 million for the period.
Operating Expenses
Our operating expenses decreased by 0.9%, or $1.5 million, to $168.8 million for the six months ended June 30, 2009 compared to $170.3 million for the same period in 2008. Our discussion and analysis of the components of the variance follows:
Telephone Operations Operating Expense
Operating expenses for Telephone Operations increased by 1.8% or $1.9 million, to $106.4 million for the six months ended June 30, 2009 compared to $104.5 million for the same period in 2008. Pension expense and severance payments increased $3.0 million and $1.9 million, respectively, for the six months ended June 30, 2009 when compared to the same period for 2008. The increase in pension expense is primarily the result of the decline in investment balances that occurred in 2008. Through a voluntary early retirement incentive and an involuntary reduction in workforce, sixty-one non bargained for employees left the company during the six months ended June 30, 2009. As a result of the reductions, we expect to reduce our wages and benefit expense by $5.8 million per year in 2010 and beyond. The expense increases were offset by decreases in salaries and benefits of $3.0 million compared to the second quarter of 2008 as a result of decreased headcount that occurred throughout 2008 as the North Pittsburgh operations were further integrated into our legacy operations.

Other Operations Operating Expenses
Operating expenses for Other Operations decreased by 4.4% or $0.9 million, to $19.7 million for the six months ended June 30, 2009 compared to $20.6 million for the same period in 2008. Bad debt expense in our Public Services business decreased $0.5 million due to an increase in the use of prepaid calling cards. In addition costs decreased as a result of reduced revenues for certain Other Operations businesses.
Depreciation and Amortization
Depreciation and amortization expenses decreased by 5.5%, or $2.5 million, to $42.7 million for the six months ended June 30, 2009 compared to $45.2 million for the same period in 2008. As mentioned above, the Company discontinued the application of SFAS No. 71 in the fourth quarter of 2008. Depreciation expense decreased by $1.4 million for the six months ended June 30, 2009 compared to the same period in 2008 as a result of this accounting change. In addition, depreciation expense for certain computer software decreased $0.8 million for the six months ended June 30, 2009 compared to the same period in 2008.
Non-Operating Income (Expense)
Interest Expense, Net
Interest expense, net of interest income, decreased by 14.7%, or $5.0 million, to $29.0 million for the six months ended June 30, 2009 compared to $34.0 million for the same period in 2008. On April 1, 2008 we redeemed $130.0 million of senior notes paying 9.75% interest by borrowing $120.0 million at a rate of approximately 7.0% and using cash on hand. In addition, the weighted average interest rate on our term loan borrowings is approximately 6.3% as of June 30, 2009 compared to 6.9% as of June 30, 2008.
Other Income (Expense)
Other income (expense), net increased $13.2 million, to income of $13.0 million for the six months ended June 30, 2009 compared to an expense of $0.2 million for the same period in 2008. In connection with the redemption of our senior notes, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write off of unamortized deferred financing costs of $2.9 million. In the second quarter 2009, we recognized $1.8 million in other income from the reversal of a previously established reserve in excess of the settlement amount of a dispute with Verizon Pennsylvania, Inc. See Note 10 to the unaudited condensed consolidated financial statements included herein. Our wireless partnership investments experienced a $2.7 million increase in income when compared to the same period in 2008. These increases were offset by a $0.6 million loss on the disposal of fiber assets.
Income Taxes
Our provision for income taxes was $7.6 million in 2009 compared to $3.1 million in 2008. Our effective tax rate was 40.0% for the six months ended June 30, 2009 compared to 42.3% for the six months ended June 30, 2008. The effective rate in 2009 is lower than 2008 due to completion of an internal restructuring effective December 31, 2008. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.

Critical Accounting Policies and Use of Estimates
This section provides an update of the accounting estimates and assumptions that were provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Goodwill and other intangible assets
SFAS No. 142, Goodwill and Other Intangible Assets, requires us to perform an assessment, at least annually, of the carrying value of goodwill associated with each of our reporting units. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include primarily revenue growth rates, profit margins, expense growth rates, future capital expenditures, working capital needs, discount rates and perpetual growth rates. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated potential impairment. The implied fair value of goodwill is determined by deducting the estimated fair value of all assets and liabilities of the reporting unit, determined based on a hypothetical purchase price allocation, from the fair value of the reporting unit determined in step one. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value of goodwill to the implied fair value.
In 2008 and the preceding years, we considered our reporting units to be the Telephone Operations services in our Illinois ILEC territory, Telephone Operations services in our Texas ILEC territories, Telephone Operations services in our Pennsylvania ILEC territory, Pennsylvania CLEC Operations and each of the companies in our Other Operations Segment, which includes Prison Systems, Business Systems, Operator Services and Market Response (Telemarketing & Fulfillment).
Beginning in 2009, after undergoing an internal legal entity restructuring and completing the final stages of fully integrating our Texas, Illinois and Pennsylvania operations, we have re-evaluated our reporting units based on how the businesses are being managed. Currently, segment management evaluates the operations of the telephone operations segment on a consolidated basis rather than at the geographic level. In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business. Further, upon finalizing substantive integration efforts, the Illinois, Texas and Pennsylvania telephone operations can no longer be easily separated. These operations share research and development, network operations monitoring, call routing, remittance, customer service and billing systems. In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory and all of the networks provide redundancy. As such, a substantial portion of the assets could not be sold individually without incurring substantial cost to separate processes, systems and technologies. As a result, beginning in 2009, we will combine the Telephone Operations of our Illinois, Texas and Pennsylvania territories and our Pennsylvania CLEC operations into a single reporting unit, Telephone Operations.
Accordingly, in 2009, our reporting units consist of Telephone Operations and the companies in the Other Operations Segment. Had the individual telephone operations territories been aggregated when goodwill was last tested on November 30, 2008, the results of the testing would not have changed.
Following our $6.1 million impairment of goodwill in our Market Response reporting unit in the fourth quarter of 2008, neither Operator Services nor Market Response has a remaining goodwill balance. The carrying value of the goodwill by reporting unit as of June 30, 2009 is:

Telephone operations	$519.5 million
Prison Systems	$0.2 million
Business Systems	$0.8 million

We perform our annual assessment of the carrying value of goodwill as of November 30 of each year, or more frequently if circumstances arise which would indicate a reduction in the fair value of a reporting unit has more likely than not been reduced below its carrying value. As of November 30, 2008, we determined the estimated fair value of each of our reporting units using a discounted cash flow model, which indicated the carrying value of goodwill was not impaired for each of our reporting units, except Market Response. Based on the results of our step two analysis, a charge of $6.1 million was recorded in the fourth quarter of 2008 to write-off the remaining goodwill of this reporting unit as the carrying value exceeded the implied fair value of goodwill as of the testing date.
The discount rate, sales growth and profitability assumptions are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit. The discount rate is an after-tax weighted average cost of capital (“WACC”). The WACC is calculated based on observable market data. Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time. Sales growth rates and profitability assumptions are aligned with our long-term strategic planning process and reflect the best estimate of future results based on all information available to us at the assessment date.
The WACC used to develop our discounted cash flow model was approximately 9.0% for November, 30, 2008, compared to 7.5% as of November 30, 2007. In general, the conditions in the capital markets caused our estimate of the market rate for the after-tax cost of our bank debt to increase by just over 200 basis points and our estimated cost of equity to increase by just over 100 basis points.
The discounted cash flow valuation model used in our impairment assessment involves numerous assumptions, as noted above. While economic conditions applicable at the time of the valuation indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuation and consequently a potential impairment charge. At November 30, 2008, increasing the WACC to 11% or decreasing the estimated fair value of each reporting unit by 5% would not have indicated a potential impairment, exclusive of Market Response. In addition, the sum of the individual reporting units estimated fair value when using an 11% WACC would imply a control premium of approximately 22% above our market capitalization as of November 30, 2008, which we believe is reasonable.
For the years ended December 31, 2008, 2007 and 2006, our Telephone Operations revenues increased by 31.8%, 2.3% and (0.7%), respectively, for an 11.1% average annual growth rate. In developing our income model, the Company considered this data and assumed annual growth in revenues of 1%, which we believe is conservative, but not inconsistent with our stable and slightly increasing historical revenue pattern of approximately 1.5% per year excluding the significant revenue growth associated with the acquisition of North Pittsburgh. At the same time, we assumed slightly declining gross margins in the short term as higher margin revenues generated from local access lines are being replaced by slightly lower margin revenues from DSL, IPTV, VOIP and other products. In light of the current economic and competitive environment in our markets, we reduced our estimate for 2009 revenue and cash flows with a return to modestly increasing annual revenue growth rates in 2010 and beyond. Despite the reduced revenue estimate for 2009, we believe that a return to modest growth in 2010 and beyond is reasonable since the effects of the launch of competitive voice products by cable companies in certain of our territories in 2008 is expected to have moderated based on historical precedent in our other territories. In the course of operating the business, management would intend to largely offset any unexpected revenue declines with proportional reductions in selling, general and administrative expenses. However, if we were unable to implement adequate cost reduction measures and all other material inputs in our income model were to remain constant, our revenues could decline by over 1.5% annually without triggering a goodwill impairment charge.

Liquidity and Capital Resources
General
Historically, our operating requirements have been funded from cash flow generated from our business and borrowings under our credit facilities. As of June 30, 2009, we had $880.8 million of debt, including capital leases. Our $50.0 million revolving line of credit, however, remains unused. On April 1, 2008 we redeemed our $130.0 million of outstanding senior notes. The redemption, including the payment of the redemption premium of $6.3 million, accrued interest through the redemption date and the associated fees, was funded using $120.0 million of proceeds from our delayed draw term loan (“DDTL”) facility and cash on hand. In the second quarter of 2008, we recognized a loss on redemption of the senior notes of $9.2 million, which included the redemption premium and the write off of unamortized deferred financing costs associated with the senior notes.
We expect that our future operating requirements will continue to be funded from cash flow generated from our business and borrowings under our revolving credit facility. As a general matter, we expect that our liquidity needs in 2009 will arise primarily from: (i) expected dividend payments of $45.9 million, reflecting quarterly dividends at an annual rate of $1.5495 per share; (ii) interest payments on our indebtedness of $56.0 million to $57.5 million; (iii) capital expenditures of approximately $41.0 million to $42.0 million; (iv) cash income tax payments; (v) pension plan contributions of approximately $11.0 million; and (vi) certain other costs. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
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
To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities. There can be no assurance that we will be able to generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized, or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition and the results of operations.
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

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended
	June 30,
	2009	2008
	(In millions)
Net Cash Provided by (Used for):
Operating activities	$48.0	$42.2
Investing activities	(20.1)	(26.3)
Financing activities	(23.4)	(39.8)
Operating Activities
Net income adjusted for non-cash charges is our primary source of operating cash. For the six months ended June 30, 2009, net income adjusted for non-cash charges generated $56.7 million of operating cash. Our major use of operating cash was contributions of $9.1 million to our pension plans.
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
Investing Activities
Cash used in investing activities has traditionally been for capital expenditures and acquisitions. For the six months ending June 30, 2009, we used $20.4 million for capital expenditures and received proceeds of $0.3 million for the sale of certain assets. We expect our capital expenditures for 2009 will be $41.0 million to $42.0 million, which will be used primarily to maintain and upgrade our network, central offices and other facilities and information technology for operating support and other systems.
Financing Activities
During the six months ended June 30, 2009, we used $23.4 million of cash for financing activities. The major usage was $22.8 million of dividend payments, which is consistent with our 2008 levels. In addition, we made $0.5 million of principal payments on our capital lease obligations during the six months ended June 30, 2009.
Debt
The following table summarizes our indebtedness as of June 30, 2009:
Debt and Capital Leases as of June 30, 2009
(In Millions)

	Balance	Maturity Date	Rate (1)
Capital lease	$0.8	April 12, 2010	7.40%
Revolving credit facility	—	December 31, 2013	LIBOR + 2.75%
Term loan	880.0	December 31, 2014	LIBOR + 2.50%

(1)	As of June 30, 2009, the 1-month LIBOR rate in effect on our borrowings was 0.31%.

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
As of June 30, 2009, we had no borrowings under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of June 30, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR based term loan and 2.75% for the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and 1.75% for the revolving credit facility. At June 30, 2009, the weighted average interest rate, including swaps, on our credit facilities was 6.27% per annum.
On April 1, 2008 we redeemed all of our outstanding senior notes in part utilizing $120.0 million of borrowings under the DDTL provision of our credit facility. The ability to utilize the DDTL for additional borrowings expired on May 1, 2008. The relevant terms of the DDTL are the same as our term loan.
Derivative Instruments
As of June 30, 2009, we had $740.0 million of notional amount floating to fixed interest rate swap agreements and $740.0 million of notional amount basis swaps. Approximately 84.1% of our floating rate term loans were fixed through interest rate swaps as of June 30, 2009. Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate. Under the basis swaps we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR. Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility. The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate. Our objective is to have between 75% and 85% of our variable rate debt fixed so there is some certainty to our cash flow streams. The maturity dates of these swaps are laddered to minimize any potential exposure to unfavorable rates when an individual swap expires. The swaps expire at various times through March 31, 2013, and have a weighted average fixed rate of approximately 4.43%. The current effect of the swap portfolio is to fix our cash interest payments on $740.0 million of floating rate debt at a rate of 6.27%, including our borrowing margin of 2.50% over LIBOR as discussed above.
Covenant Compliance
In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through June 30, 2009, we would have been able to pay a dividend of $94.5 million under the credit facility covenant. After giving effect to the dividend of $11.4 million which was declared in May 2009 and paid on August 1, 2009, we could pay a dividend of $83.1 million under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of June 30, 2009, our total net leverage ratio was 4.88:1.00 and our interest coverage ratio was 3.03:1.00.
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
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of June 30, 2009, we had approximately $2.1 million of these bonds outstanding.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”) “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination, establishes the acquisition date as the date the acquirer achieves control, and requires the acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company adopted SFAS No. 141(R) effective January 1, 2009, and expects it will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim periods. The FSP had no effect on its results of operations or financial condition.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), “Subsequent Events”. SFAS No 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards. SFAS No. 165 refers to subsequent events that provide additional evidence about conditions that existed at the balance sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance sheet but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date financial statements were issued or the date the financial statements were available to be issued.
In December 2008, the FASB issued FSP SFAS 132(R)-1 (“SFAS 132(R)-1”),“Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension and other postretirement plan. SFAS 132(R)-1 requires employers to disclose the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented; the inputs and valuation technique used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” investment policies and strategies, including target allocation percentages; and significant concentrations of risk in plan assets. SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will not have an impact on future results of operations and financial condition but will have an impact on the Company’s disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on the portion of variable rate debt that is not hedged through the interest rate swap agreements described below and assumes no changes in our capital structure. As of June 30, 2009, approximately 84.1% of our long-term debt obligations were variable rate obligations subject to interest rate swap agreements and approximately 15.9% were variable rate obligations not subject to interest rate swap agreements.
As of June 30, 2009, we had $880.0 million of debt outstanding under our credit facilities. Our exposure to fluctuations in interest rates was limited by interest rate swap agreements that effectively converted a portion of our variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expenses. On June 30, 2009, we had interest rate swap agreements covering $740.0 million of aggregate principal amount of our variable rate debt at fixed LIBOR rates ranging from 3.87% to 4.89% and expiring on various dates through March 31, 2013. In addition, we had $740.0 million of basis swap agreements under which we make 3-month LIBOR payments less a percentage ranging from 5.4 to 9.0 basis points, and receive 1-month LIBOR.
As of June 30, 2009, we had $140.0 million of variable-rate debt not covered by interest rate swap agreements. If market interest rates changed by 1.0% from the average rates that prevailed during the year, interest expense would have increased or decreased by approximately $0.7 million for the period. As of June 30, 2009, the fair value of interest rate swap agreements amounted to a liability of $23.5 million, net of taxes, which is recognized as a deferred loss within accumulated other comprehensive income.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages. We believe that these claims are without merit and, regardless of the merit of the claims, the damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter we filed preliminary objections and responses to Salsgiver’s complaint; however, the court ruled against our preliminary objections. On November 3, 2008 we responded to Salsgiver’s amended complaint and filed a counter claim for trespass due to attaching to our poles without an authorized agreement and in an unsafe manner. We do not believe that these claims will have a material adverse effect on our results of operations or financial condition.
On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the Pennsylvania Public Utility Commission claiming that our Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. On July 10, 2009, we entered into a settlement agreement with Verizon. See Note 10 to the condensed consolidated financial statements included herein.
In addition, we currently are, and from time to time may be, subject to additional claims arising in the ordinary course of business. We are not currently subject to any such claims that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 5, 2009, for the purpose of electing one director to hold office until our 2012 Annual Meeting of Stockholders, to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009 and to approve the Company’s Long Term Incentive Plan (“LTIP”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to our submissions as listed in the Proxy Statement. Richard A. Lumpkin, nominee, was elected Class I director with 27,033,980 votes for and 665,209 votes withheld. The other directors whose terms of office continued after the meeting are Roger H. Moore, Jack W. Blumenstein, Robert J. Curry and Maribeth S. Rahe. Our stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009 with 27,503,893 votes for, 159,094 votes against, and 36,202 votes abstaining. The stockholders also approved the LTIP with 21,167,184 votes for, 621,579 votes against, 189,533 votes abstaining and 5,720,893 broker non votes.

Item 6.	Exhibits
See the Exhibit Index following the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)
Date: August 7, 2009	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (As Amended and Restated Effective May 5, 2009) (incorporated by reference to Exhibit A to the Company’s 2009 Proxy Statement for the Annual Meeting held on May 5, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.