Form 10-Q
period 2009-09-30
Consolidated Communications Holdings, Inc.
filed 2009-11-06
CIK 1304421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 3, 2009 was 29,642,228.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$101,590	$103,824	$305,342	$315,682
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	36,151	37,778	108,595	107,749
Selling, general and administrative expenses	25,600	26,162	79,327	81,217
Depreciation and amortization	21,341	22,841	63,999	68,062

Income from operations	18,498	17,043	53,421	58,654
Other income (expense):
Interest income	10	41	47	329
Interest expense	(14,785)	(13,637)	(43,841)	(47,963)
Investment income	6,237	5,918	18,046	15,125
Loss on extinguishment of debt	—	—	—	(9,224)
Other, net	(183)	13	1,032	(101)

Income before income taxes	9,777	9,378	28,705	16,820
Income tax expense	2,494	4,262	10,066	7,410

Net income	7,283	5,116	18,639	9,410
Less: Net income attributable to noncontrolling interest	226	145	769	550

Net income attributable to Consolidated Communications Holdings, Inc.	$7,057	$4,971	$17,870	$8,860

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders’ -
Basic	$0.24	$0.17	$0.60	$0.30

Diluted	$0.24	$0.17	$0.60	$0.30

Cash dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,883	$15,471
Accounts receivable, net of allowance of $1,892 and $1,908, respectively	44,990	45,092
Inventories	7,118	7,482
Deferred income taxes	7,093	3,600
Prepaid expenses and other current assets	7,348	6,931

Total current assets	98,432	78,576

Property, plant and equipment, net	382,642	400,286
Intangibles and other assets:
Investments	97,809	95,657
Goodwill	520,562	520,562
Customer lists, net	107,629	124,249
Tradenames	14,291	14,291
Deferred financing costs and other assets	6,926	8,005

Total assets	$1,228,291	$1,241,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$581	$922
Current portion of pension and post retirement benefit obligations	2,960	2,960
Accounts payable	11,467	12,336
Advance billings and customer deposits	22,162	19,102
Dividends payable	11,484	11,388
Accrued expenses	22,435	24,584

Total current liabilities	71,089	71,292

Capital lease obligations less current portion	—	344
Long-term debt	880,000	880,000
Deferred income taxes	70,180	58,134
Pension and postretirement benefit obligations	100,577	107,741
Other liabilities	38,228	48,830

Total liabilities	1,160,074	1,166,341

Equity:
Consolidated Communications Holdings, Inc. stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares, authorized, 29,642,228 and 29,488,408 issued and outstanding, respectively	296	295
Paid in capital	114,029	129,284
Retained earnings	—	—
Accumulated other comprehensive loss	(52,062)	(59,479)

Total Consolidated Communications Holdings, Inc. stockholders’ equity	62,263	70,100
Noncontrolling interest	5,954	5,185

Total equity	68,217	75,285

Total liabilities and stockholders’ equity	$1,228,291	$1,241,626

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$18,639	$9,410
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63,999	68,062
Loss on extinguishment of debt	—	9,224
Deferred income tax	8,553	(2,961)
Partnership income	(2,299)	(1,823)
Non-cash stock-based compensation	1,434	1,402
Amortization of deferred financing costs	978	1,119
Changes in operating assets and liabilities:
Accounts receivable	102	(2,324)
Inventories	364	(730)
Other assets	651	(1,215)
Accounts payable	(869)	(6,665)
Accrued expenses and other liabilities	(9,342)	(6,853)

Net cash provided by operating activities	82,210	66,646

INVESTING ACTIVITIES
Proceeds from sale of assets	300	—
Capital expenditures	(30,952)	(37,131)

Net cash used in investing activities	(30,652)	(37,131)

FINANCING ACTIVITIES
Proceeds from long-term obligations	—	120,000
Payments made on long-term obligations	—	(136,337)
Payment of deferred financing costs	—	(240)
Payment of capital lease obligation	(685)	(750)
Purchase and retirement of common stock	(9)	(8)
Dividends on common stock	(34,452)	(34,086)

Net cash used in financing activities	(35,146)	(51,421)

Net increase (decrease) in cash and cash equivalents	16,412	(21,906)
Cash and cash equivalents at beginning of period	15,471	34,341

Cash and cash equivalents at end of period	$31,883	$12,435

See accompanying notes

Consolidated Communications Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2009
(Amounts in thousands, except share amounts)
(Unaudited)

	Consolidated Communications Holdings, Inc. Stockholders Equity
					Accumulated
					Other
	Common Stock			Retained	Comprehensive	Noncontrolling
	Shares	Amount	Paid in Capital	Earnings	Loss	Interest	Total
Balance, January 1, 2009	29,488,408	$295	$129,284	$—	$(59,479)	$5,185	$75,285

Net income	—	—	—	17,870	—	769	18,639
Dividends on common stock	—	—	(16,582)	(17,870)	—	—	(34,452)
Shares issued under employee plan, net of forfeitures	154,752	1	(1)	—	—	—	—
Non-cash stock compensation	—	—	1,434	—	—	—	1,434
Purchase and retirement of common stock	(932)	—	(9)	—	—	—	(9)
Pension tax adjustment	—	—	(97)	—	97	—	—
Change in prior service cost and net loss, net of $478 of tax	—	—	—	—	780	—	780
Change in fair value of cash flow hedges, net of $3,753 of tax	—	—	—	—	6,540	—	6,540

Balance, September 30, 2009	29,642,228	$296	$114,029	$—	$(52,062)	$5,954	$68,217

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2009 and 2008
(1.) Description of Business
          Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries, which are collectively referred to as “Consolidated”, the “Company”, “we”, “our” or “us” unless the context otherwise requires, operates its businesses under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With 250,370 local access lines, an estimated 71,723 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 97,750 digital subscriber lines (“DSL”) and 21,518 Internet Protocol digital television (“IPTV”) subscribers at September 30, 2009, the Company offers a wide range of telecommunications services, including local and long distance service, digital telephone service (VOIP), custom calling features, private line services, dial-up and high-speed broadband internet access, IPTV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. The Company also operates a number of complementary businesses, including telemarketing and order fulfillment; telephone services to county jails and state prisons; equipment sales; and operator services.
(2.) Presentation of Interim Financial Statements
          These unaudited interim condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
          We have prepared the unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
          The accompanying unaudited interim condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2009 and 2008. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
          Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total assets, total stockholders’ equity, total revenue, income from operations or net income.
(3.) Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

          Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
          The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
          In December 2007, the FASB issued authoritative guidance on the presentation of noncontrolling interests in consolidated financial statements. This guidance clarifies that a noncontrolling interest in a consolidated subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We adopted this guidance effective January 1, 2009 on a retrospective basis. As of December 31, 2008, equity increased by approximately $5.2 million for the reclassification of noncontrolling interests.
          In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal years beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008. Adoption of this guidance on January 1, 2009 had no impact on the Company’s results of operations and financial position. However, we expect this guidance will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.
          In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance addresses enhanced disclosures concerning (a) the manner in which an entity uses derivatives (and the reasons it uses them), (b) the manner in which derivatives and related hedged items are accounted for and (c) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. Adoption of this guidance on January 1, 2009 did not have a material impact on our financial position or results of operations (see Note 7).
          In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share (“EPS”). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. This guidance was effective for fiscal years beginning on or after December 15, 2008. Adoption of this guidance on January 1, 2009 did not have a material impact on our results of operations and financial position, or on basic or diluted earnings per share.
          In December 2008, the FASB issued guidance on an employers’ disclosures about postretirement benefit plan assets. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. This guidance is effective for us as of December 31, 2009. Because this guidance applies only to financial statement disclosures, the adoption is not expected to have a material effect on our consolidated financial statements.
          In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim reporting periods ending after June 15, 2009. Adoption of this guidance had no effect on our results of operations or financial condition (see Note 8).

          In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. Adoption of this guidance did not have an impact on our consolidated results of operations or financial position (see Note 16).
          In August 2009, the FASB updated its authoritative guidance on fair value measurements and disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for our annual financial statements for the year ended December 31, 2009. We have not yet determined the impact that this update may have on our financial statements.
(4.) Goodwill and Customer Lists
     The following table summarizes the carrying value of goodwill by segment:

	September 30,	December 31,
(In thousands)	2009	2008
Telephone Operations	$519,428	$519,428
Other Operations	1,134	1,134

	$520,562	$520,562

          The Company’s customer lists consist of an established core base of customers that subscribe to its services. The carrying amount of customer lists is as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Gross carrying amount	$205,648	$205,648
Less: accumulated amortization	(98,019)	(81,399)

Net carrying amount	$107,629	$124,249

          The aggregate amortization expense associated with customer lists was approximately $5.5 million for each of the three month periods ended September 30, 2009 and 2008, and approximately $16.6 million for each of the nine month periods ended September 30, 2009 and 2008. The net carrying value at September 30, 2009 is being amortized using a weighted average life of approximately 5.8 years.
(5.) Retirement and Other Postretirement Benefit Plans
          We have 401(k) plans covering substantially all of our employees. We recorded expense with respect to these plans for the three month periods ended September 30, 2009 and 2008 of $0.6 million and $0.7 million, respectively, and expense of $2.0 million for the nine month periods ended September 30, 2009 and 2008. Contributions made under our defined contribution plans include a match, at the Company’s discretion, based on employee salaries contributed to the plans.
          We sponsor several defined benefit pension plans covering substantially all of our hourly employees. Certain salaried employees are also covered by these defined benefit plans, although the benefits of most salaried employees have been frozen. The pension plans, which generally are noncontributory, provide retirement benefits based on years of service and earnings. The Company contributes amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws.
          We have a qualified supplemental pension plan (the “Restoration Plan”) covering certain former North Pittsburgh employees. The Restoration Plan restores benefits that are precluded under the pension plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the pension plan’s definition of earnings. The cost associated with the Restoration Plan is included in the “Pension Benefits” columns in the table that follows.
          We also currently provide other postretirement benefits (shown as “Other Benefits” in the table that follows) consisting of health care and life insurance for certain groups of retired employees. Retirees share in the cost of health care benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed. We generally pay covered expenses for retiree health benefits as they are incurred. Postretirement life insurance benefits are fully insured.
     The following tables present the components of net periodic benefit cost:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Three months ended September 30,
Service cost	$527	$498	$177	$170
Interest cost	2,789	2,837	450	552
Expected return on plan assets	(2,355)	(3,008)	—	—
Amortization prior service cost	(10)	(4)	(240)	(158)
Amortization net (gain) loss	676	8	(5)	(26)

Net periodic benefit cost	$1,627	$331	$382	$538

Nine months ended September 30,
Service cost	$1,582	$1,590	$610	$675
Interest cost	8,367	8,449	1,609	1,815
Expected return on plan assets	(7,066)	(9,518)	—	—
Amortization prior service cost	(32)	(10)	(722)	(478)
Amortization net (gain) loss	2,029	24	(16)	—

Net periodic benefit cost	$4,880	$535	$1,481	$2,012

          The Company made cash contributions to its tax-qualified plans approximately $0.7 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $9.8 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in contributions to its pension funds for the three and nine month periods ended September 30, 2009 is primarily the result of the decline in the value of plan investments that occurred in 2008. Contributions of approximately $0.7 million are expected to be paid during the remaining three months for 2009.

(6). Long-Term Debt
          Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Senior Secured Credit Facility
Revolving loan	$—	$—
Term loan	880,000	880,000
Obligations under capital lease	581	1,266

	880,581	881,266
Less: current portion	(581)	(922)

	$880,000	$880,344

          In 2007, the Company, through certain of its wholly-owned subsidiaries, entered into a credit agreement with several financial institutions, which provides for borrowings of up to $950 million, consisting of a $760 million term loan facility, a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit), and a $140 million delayed draw term loan facility (“DDTL”). The DDTL’s sole purpose was for the funding of the redemption of our then outstanding senior notes plus any associated fees or redemption premium. As described more fully below, we borrowed $120 million under the DDTL on April 1, 2008, at which time the commitment for the remaining $20 million that was originally available under the DDTL expired. The other borrowings under the credit facility were used to retire a previously outstanding $464 million credit facility and to fund our acquisition of North Pittsburgh Systems, Inc. Borrowings under the credit facility are secured by substantially all of the assets of Consolidated with the exception of Illinois Consolidated Telephone Company. The term loan and DDTL require no principal reductions prior to maturity and thus mature in full on December 31, 2014. The revolving credit facility matures on December 31, 2013. There were no borrowings outstanding under the revolving credit facility as of September 30, 2009.
          At our election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. As of September 30, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans. The applicable margin for our $880 million term loan is fixed for the duration of the loan. The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid. Based on our leverage ratio of 4.79:1 at September 30, 2009, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings for the three month period ending December 31, 2009. The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.
          The weighted average interest rate incurred on our credit facilities during the three month periods ended September 30, 2009 and 2008, including the effect of interest rate swaps and the applicable margin, was 6.26% and 6.91% per annum, respectively.
          The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures. We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement. As of September 30, 2009, we were in compliance with the credit agreement covenants.
          On April 1, 2008, we redeemed all $130 million of our then outstanding senior notes. The total amount of the redemption was approximately $136.3 million, including a call premium of $6.3 million. The senior note redemption and payment of accrued interest through the redemption date was funded using $120 million of borrowings on the DDTL together with cash on hand. We recognized a loss on extinguishment of debt of approximately $9.2 million related to the redemption premium of $6.3 million and the write-off of unamortized deferred financing costs of $2.9 million.

(7.) Derivatives
          In order to manage the risk associated with changes in interest rates, we maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments. During the third quarter of 2009, the amount of our floating-rate term debt that was fixed as a result of the interest rate swap agreements totaled $740 million, or 84.1% of our outstanding debt. On September 30, 2009, the notional amount of outstanding floating to fixed interest rate swap agreements declined to $680 million. The swaps expire at various times from December 2009 through March 2013. The swaps are designated as cash flow hedges of our expected future interest payments. Under our interest rate swap agreements, we receive 3-month LIBOR based interest payments from the swap counterparties and pay a fixed rate.
          In September 2008, due to the larger than normal spread between 1-month LIBOR and 3-month LIBOR, we added basis swaps, under which we make 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR. At the same time, we began utilizing 1-month LIBOR resets on our credit facility. To further reduce potential future income statement impacts from hedge ineffectiveness, we de-designated the original interest rate swap contracts and re-designated them, in conjunction with the basis swaps, as of September 4, 2008 as a cash flow hedge designed to mitigate the changes in cash flows on our credit facility. The effect of the swap portfolio is to fix the cash interest payments on the floating portion of $680 million of debt at a weighted average LIBO rate of 4.43% exclusive of the applicable borrowing margin on the loans.
          We report the gross fair market value of our derivatives in either Other Assets or Other Liabilities on the balance sheet and do not net swaps in an asset position against swaps in a liability position. The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under the applicable accounting guidance:

September 30, 2009	Fair Value	December 31, 2008	Fair Value
(In thousands)
Other Liabilities	$37,559	Other Liabilities	$47,908
          In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. The effect of the interest rate swaps on our financial performance for the periods presented was:

	For the three months ended
	September 30,	September 30,
(In thousands)	2009	2008
Loss recognized in OCI on the effective portion of the derivatives, net of tax	$(144)	$(2,150)

Loss reclassified from Accumulated OCI into Interest Expense (Effective Portion)	(2,884)	—

Gain (loss) recognized in Interest Expense on the ineffective portion of the derivatives	(7)	2,406

	For the nine months ended
	September 30,	September 30,
(In thousands)	2009	2008
Gain (loss) recognized in OCI on the effective portion of the derivatives, net of tax	$6,540	$(2,028)

Loss reclassified from Accumulated OCI into Interest Expense (Effective Portion)	(8,764)	—

Gain recognized in Interest Expense on the ineffective portion of the derivatives	55	2,406
          We expect to reclassify approximately $6.2 million from Accumulated Other Comprehensive Income to Interest Expense during the next twelve months.
          In total, we have nineteen interest rate swaps. The counterparties to the various swaps are five major U.S. and European banks. None of the swap agreements provide for either Consolidated or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties. The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility. Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties. This provision allows us to partially mitigate the risk of non-performance by a counterparty.
(8.) Fair Value Measurements
          The Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis. The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR based yield curve and estimates of counterparty and Consolidated’s non-performance risk as the most significant inputs. Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

          The following table summarizes the valuation of our financial instruments which are carried at fair value as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
(In thousands)		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$37,559		$37,559

          The following table presents the Company’s net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined by the applicable guidance at September 30, 2009:

Measurements
Using Significant
Unobservable
Inputs (Level 3)
Interest Rate
(In thousands)	Swaps
Balance at December 31, 2008	$47,908
Settlements	(14,852)
Total gains or losses (realized/unrealized)
Unrealized gain included in earnings	(62)
Unrealized gain included in other comprehensive income from basis swap	(1,361)
Unrealized loss included in other comprehensive income	5,693
Transfers out of level 3	(37,326)

Balance at September 30, 2009	$—

The amount of total gain for the period included in earnings as a component of interest expense	$62

          We have not elected the fair value option for any of our financial assets or liabilities. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances. The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$49,133	n/a	$46,817	n/a
Investments, at cost	$44,400	n/a	$44,400	n/a
Long-term debt	$880,000	$880,000	$880,000	$880,000
          The Company’s investments at September 30, 2009 and December 31, 2008 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships. These investments are recorded using either the equity or cost methods, and it is not practical to estimate a fair value for these non-publicly traded entities.
          Our long-term debt allows us to select a one month LIBOR re-pricing option, which we have elected. As such, the fair value of this debt approximates its carrying value.

(9.) Stock-based Compensation
          The following table summarizes restricted stock activity during the nine months ended September 30, 2009:

Non-vested restricted shares outstanding, December 31, 2008	105,528
Shares granted	157,991
Shares vested	(7,202)
Shares forfeited or retired	(3,239)

Non-vested restricted shares outstanding, September 30, 2009	253,078

          We recognized non-cash stock-based compensation expense associated with our restricted share plan of approximately $0.5 million for each of the three month periods ended September 30, 2009 and 2008, and expense of approximately $1.4 million for each of the nine month periods ended September 30, 2009 and 2008. The shares granted during the nine months ended September 30, 2009 includes 96,447 restricted shares granted to certain key employees and directors as well as 61,544 performance based restricted shares. The performance based restricted shares were granted to key employees upon the Company achieving certain financial and operating targets for 2008 based on a sliding scale. In March 2009, a target of 97,487 performance based restricted shares were approved for issuance in the first quarter of 2010 based upon meeting certain operational and financial goals in 2009. The non-cash stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.
(10.) Income Taxes
          During the nine months ended September 30, 2009, we recorded no significant change to the balance of unrecognized tax benefits reported at December 31, 2008. At both September 30, 2009 and December 31, 2008, we had recorded unrecognized tax benefits totaling $5.7 million. All of our unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate. We do not expect any changes in our unrecognized tax benefits during the remainder of 2009.
          Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. Upon adoption of the FASB authoritative guidance on accounting for uncertainty in income taxes, we had no recorded liability for interest and penalties on unrecognized tax benefits. We had $0.9 million of interest and penalties relating to unrecognized tax benefits recorded as of September 30, 2009, of which a net $0.3 million was recorded during the nine months ended September 30, 2009 and $0.2 million was recorded during the nine months ended September 30, 2008. The net increase of $0.3 million for 2009 relates principally to the continued accrual of interest and penalties on our remaining unrecognized tax benefits.
          During the first quarter of 2009, we settled an IRS exam covering tax years 2005 through 2007 for the Consolidated Communications Holdings, Inc. consolidated filing group. As a result, we recorded additional income tax expense of $0.1 million. The only federal return periods subject to examination are the 2006 and 2007 consolidated returns for the acquired North Pittsburgh Systems, Inc. consolidated filing group, the 2006 through 2009 returns for East Texas Fiber Line, a non-consolidated subsidiary, and the 2008 consolidated return for the Consolidated Communications Holdings, Inc. consolidated filing group. The periods subject to examination for our state returns are for tax years 2005 through 2008. We are currently under examination by state tax authorities. We do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows. A decrease in unrecognized tax benefits of $5.4 million and $0.9 million of related accrued interest and penalties is expected in the next 12 months due to the settlement of audits and the expiration of federal and state statutes of limitations. There were no material changes to any of these amounts during the third quarter of 2009.

          Our effective tax rate was 35.1% and 44.1%, for the nine months ended September 30, 2009 and 2008, and 25.5% and 45.4% for the three months ended September 30, 2009 and 2008, respectively. The effective rates in 2009 are lower than 2008 due to state tax planning and completion of an internal restructuring as of December 31, 2008. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
          We filed 2008 tax returns for the Consolidated Communications Holdings, Inc. consolidated filing group and East Texas Fiber Line during the third quarter of 2009. We filed 2007 tax returns for the Consolidated Communications Holding, Inc. consolidated filing group, East Texas Fiber Line and the North Pittsburgh Systems, Inc. consolidated filing group during the third quarter of 2008. We recognized approximately $0.9 million of tax benefit in the third quarter of 2009 to adjust our 2008 provision to match our 2008 returns, and $0.2 million of tax benefit in the third quarter of 2008 to adjust our 2007 provision to match our 2007 returns.
(11.) Net Income per Common Share
          As discussed in Note 3, we adopted the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share on January 1, 2009 and began using the two-class method to compute basic and diluted earnings per share for all periods presented. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, expect per share amounts)	2009	2008	2009	2008
Basic Earnings Per Share Using Two-class Method:
Net income	$7,283	$5,116	$18,639	$9,410
Less: Net income attributable to noncontrolling interest	226	145	769	550

Net income attributable to common stockholders before allocation of earnings to participating securities	7,057	4,971	17,870	8,860
Less: Earnings allocated to participating securities	90	—	271	—

Net income attributable to common stockholders	6,967	4,971	17,599	8,860
Weighted average number of common shares outstanding	29,389	29,315	29,388	29,315

Net income per common share attributable to common stockholders — basic	$0.24	$0.17	0.60	$0.30

Diluted Earnings Per Share Using Two-class Method:
Net income attributable to common stockholders before allocation of earnings to participating securities	$7,057	$4,971	$17,870	$8,860
Less: Earnings allocated to participating securities	90	—	271	—

Net income attributable to common stockholders before the reallocation of earnings to participating securities	6,967	4,971	17,599	8,860
Reallocation of earnings of participating securities	—	—	—	—

Net income attributable to common stockholders	6,967	4,971	17,599	8,860
Weighted average number of common shares outstanding — basic	29,389	29,315	29,388	29,315
Dilutive impact of share-based compensation	—	—	—	—

Weighted average number of common shares outstanding — diluted	29,389	29,315	29,388	29,315

Net income per common share attributable to common stockholders — diluted	$0.24	$0.17	$0.60	$0.30

          We had 0.3 million and 0.2 million potentially dilutive securities outstanding representing unvested shares of restricted stock at September 30, 2009 and 2008, respectively, that were not included in the computation of potentially dilutive securities because they were anti-dilutive, and were therefore excluded from the calculation of diluted earnings per share in accordance with the FASB’s guidance on earnings per share.

(12.) Comprehensive Income
          The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net income	$7,283	$5,116	$18,639	$9,410
Other comprehensive income (loss):
Prior service cost and net loss, net of tax	259	(115)	780	(295)
Change in fair value of cash flow hedges, net of tax	(143)	(2,150)	6,540	(2,028)

Total other comprehensive income (loss), net of tax	116	(2,265)	7,320	(2,323)

Comprehensive income	7,399	2,851	25,959	7,087
Less: Comprehensive income attributable to noncontrolling interest	226	145	769	550

Comprehensive income attributable to Consolidated Communications Holdings, Inc.	$7,173	$2,706	$25,190	$6,537

(13.) Discontinuance of Accounting for the Effects of Certain Types of Regulation
          Historically, our Illinois and Texas ILEC operations followed the FASB’s authoritative guidance for regulated enterprises in accounting for the effects of certain types of regulation. This authoritative guidance required the recognition of the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Changes to our business, however, have impacted the dynamics of our operating environment. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets primarily due to traditional cable competitors offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our regulated Illinois and Texas operations. The conversion to price caps provides for greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand, we launched our own digital telephone service product offering as an alternative to our traditional wireline services. While there have been no material changes in our bundling strategy or in our end-user pricing, the pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
          Based on these and other factors impacting our business, we determined in late 2008 that the applicability of the authoritative guidance for regulated enterprises was no longer appropriate in the reporting of our financial results. As a result, we began to apply the authoritative guidance required for the discontinuance of application of regulatory accounting. This authoritative guidance requires the elimination of the effects of any actions of regulators that had been previously been recognized in accordance with the authoritative guidance for regulated enterprises, but that would not have been recognized by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to the authoritative guidance for regulated enterprises have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over-depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of the authoritative guidance for regulated enterprises, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of approximately $7.2 million, net of taxes of approximately $4.2 million in the three months ended December 31, 2008. Our Pennsylvania ILEC previously discontinued the application of the authoritative guidance for regulated enterprises prior to our acquisition of North Pittsburgh, and, as a result, was not affected by the change in 2008.
(14.) Business Segments
          We view and manage our businesses as two separate, but highly integrated, reportable business segments, “Telephone Operations” and “Other Operations”. Telephone Operations consists of a wide range of telecommunications services, including local and long distance service, digital telephone service (VOIP), custom calling features, private line services, dial-up and high speed broadband internet access, IPTV, carrier access services, network capacity services over a regional fiber optic network, and directory publishing. We also operate a number of complementary businesses that comprise “Other Operations,” including telemarketing and order fulfillment, telephone services to county jails and state prisons, equipment sales, and operator services. Management evaluates the performance of these business segments based upon revenue, gross margins, and net operating income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Operating revenues
Telephone Operations	$91,279	$94,323	$274,117	$284,934
Other Operations	10,311	9,501	31,225	30,748

Total	$101,590	$103,824	$305,342	$315,682

Operating income
Telephone Operations	$18,108	$17,204	$52,508	$58,804
Other Operations	390	(161)	913	(150)

Total	18,498	17,043	53,421	58,654

Interest income	10	41	47	329
Interest expense	(14,785)	(13,637)	(43,841)	(47,963)
Investment income	6,237	5,918	18,046	15,125
Loss on extinguishment of debt	—	—	—	(9,224)
Other, net	(183)	13	1,032	(101)

Income before income taxes	$9,777	$9,378	$28,705	$16,820

(15.) Litigation and Contingencies
          On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the Pennsylvania Public Utility Commission (“PAPUC”) claiming that our Pennsylvania CLEC’s intrastate switched access rates violated Pennsylvania law. The provision of Pennsylvania law that Verizon cited in its complaint requires CLEC intrastate switched access rates to be no higher than the corresponding incumbent rates unless the CLEC could demonstrate that the higher access rates were “cost justified”. Verizon’s original claim requested a refund of approximately $0.5 million for access billings through August 2006. Verizon later amended its complaint to include amounts from certain affiliates that had not been included in the original calculation. Verizon’s revised complaint sought approximately $1.3 million in refunds through December 2006.
          We believe that our CLEC’s switched access rates were permissible and valid under PAPUC rules. In an initial decision dated December 5, 2007, the presiding administrative law judge recommended that the PAPUC sustain Verizon’s complaint. As relief, the judge directed our Pennsylvania CLEC to reduce its access rates down to those of the underlying incumbent exchange carrier and refund to Verizon an amount equal to the access charges collected in excess of the new rate since November 30, 2004. We filed exceptions to the full PAPUC, which requested that Verizon and Consolidated attempt to resolve the issue through mediation.
          On July 10, 2009, we entered into a settlement agreement with Verizon Pennsylvania, Inc. resolving its complaint, recurring access rates and any liability issues. As a result, we reduced the previously recorded reserve we had established down to the settlement amount and recognized a gain of approximately $1.8 million during the second quarter 2009.
          On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages. We believe that these claims are without merit and, regardless of the merit of the claims, the damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint; however, the court ruled against our preliminary objections. On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter claim for trespass due to attaching to our poles without an authorized agreement and in an unsafe manner. We do not believe that these claims will have a material adverse impact on our financial results.
          We are from time to time involved in various legal proceedings and regulatory actions arising out of our operations. We are not involved in any legal or regulatory proceedings, individually or in the aggregate (other than those described herein), that we believe would have a material adverse effect upon our business, operating results or financial condition.
(16.) Subsequent Events
          We have evaluated all subsequent events through November 6, 2009, which represents the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 6, 2009, there were no subsequent events which required recognition or disclosure.

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
Forward-Looking Statements
          Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”. Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	various risks to stockholders of not receiving dividends and risks to our ability to pursue growth opportunities if we continue to pay dividends according to our current dividend policy;
•	the current volatility in economic conditions and the financial markets;
•	adverse changes in the value of assets or obligations associated with our employee benefit plans;
•	various risks to the price and volatility of our common stock;
•	our substantial amount of debt and our ability to incur additional debt in the future;
•	our need for a significant amount of cash to service and repay our debt and to pay dividends on our common stock;
•	restrictions contained in our debt agreements that limit the discretion of our management in operating our business;
•	the ability to refinance our existing debt as necessary;
•	rapid development and introduction of new technologies and intense competition in the telecommunications industry;
•	risks associated with our possible pursuit of future acquisitions;
•	the length and severity of weakened economic conditions in our service areas in Illinois, Texas and Pennsylvania;
•	system failures;
•	loss of large customers or government contracts;
•	risks associated with the rights-of-way for our network;
•	disruptions in our relationship with third party vendors;
•	loss of key management personnel and the inability to attract and retain highly qualified management and personnel in the future;

•	changes in the extensive governmental legislation and regulations governing telecommunications providers, the provision of telecommunications services and access charges and subsidies, which are a material part of our revenues;
•	telecommunications carriers disputing and/or avoiding their obligations to pay network access charges for use of our network;
•	high costs of regulatory compliance;
•	the competitive impact of legislation and regulatory changes in the telecommunications industry;
•	liability and compliance costs regarding environmental regulations; and
•	the additional risk factors outlined in Part I — Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.
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
Overview
          We are an established rural local exchange company that provides communications services to residential and business customers in Illinois, Texas, and Pennsylvania. Our main sources of revenues are our local telephone businesses, which offer an array of services, including local dial tone; digital telephone service (VOIP); custom calling features; private line services; long distance; dial-up internet access; high-speed broadband internet access, which we refer to as Digital Subscriber Line or DSL; inside wiring service and maintenance; carrier access; billing and collection services; telephone directory publishing; wholesale transport services on a fiber optic network in Texas; and Internet Protocol digital video service, which we refer to as IPTV. We also operate a number of complementary businesses that offer telephone services to county jails and state prisons, operator services, equipment sales, telemarketing, and order fulfillment services.
Acquisition of North Pittsburgh and new credit facility
          On December 31, 2007, we completed our acquisition of North Pittsburgh Systems, Inc (“North Pittsburgh”). At the effective time of the merger, 80% of the shares of North Pittsburgh common stock converted into the right to receive $25.00 in cash, without interest, per share, for an approximate total of $300.1 million. Each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of our common stock, or an approximate total of 3.32 million shares. The total purchase price, including fees, was $347.0 million, net of cash acquired.
          In connection with the acquisition, we, through certain of our wholly-owned subsidiaries, entered into a credit agreement with various financial institutions. The credit agreement provided for aggregate borrowings of $950 million, consisting of a $760 million term loan facility, a $50 million revolving credit facility (which remains fully available as of September 30, 2009 and includes a $10 million sub-limit for letters of credit), and a $140 million delayed draw term loan facility. We borrowed $120 million under the delayed draw term loan facility on April 1, 2008, to redeem our then outstanding senior notes. The commitment for the remaining $20 million under the delayed draw facility expired. Borrowings under the credit facility were also used to retire our previous $464 million credit facility and to fund the acquisition of North Pittsburgh.

Redemption of senior notes
          On April 1, 2008, we redeemed all of our then outstanding 9.75% senior notes using $120 million borrowed under the delayed draw term loan and cash on hand. The total amount of the redemption was approximately $136.3 million, including a redemption premium of 4.875%, or $6.3 million. We recognized a $9.2 million loss on the redemption of the notes. As a result of the transaction, we expect to realize a $4.0 million reduction in annualized cash interest expense.
Discontinuance of Accounting for the Effects of Certain Types of Regulation
          Historically, our Illinois and Texas ILEC operations followed the FASB’s authoritative guidance for regulated enterprises in accounting for the effects of certain types of regulation. This authoritative guidance required the recognition of the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Changes to our business, however, have impacted the dynamics of our operating environment. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets primarily due to traditional cable competitors offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our regulated Illinois and Texas operations. The conversion to price caps provides for greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand, we launched our own digital telephone service product offering as an alternative to our traditional wireline services. While there have been no material changes in our bundling strategy or in our end-user pricing, the pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
          Based on these and other factors impacting our business, we determined in late 2008 that the applicability of the authoritative guidance for regulated enterprises was no longer appropriate in the reporting of our financial results. As a result, we began to apply the authoritative guidance required for the discontinuance of application of regulatory accounting. This authoritative guidance requires the elimination of the effects of any actions of regulators that had been previously been recognized in accordance with the authoritative guidance for regulated enterprises, but that would not have been recognized by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to the authoritative guidance for regulated enterprises have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over-depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of the authoritative guidance for regulated enterprises, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of approximately $7.2 million, net of taxes of approximately $4.2 million in the three months ended December 31, 2008. Our Pennsylvania ILEC previously discontinued the application of the authoritative guidance for regulated enterprises prior to our acquisition of North Pittsburgh, and, as a result, was not affected by the change in 2008.
Factors affecting results of operations
Revenues
          Telephone Operations and Other Operations. Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas. Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in our Telephone Operations segment, except through acquisitions such as that of North Pittsburgh. However, we do expect relatively consistent cash flow from year to year because of stable customer demand, and a generally supportive regulatory environment.
          Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network. The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams. We had 250,370 and 264,323 local access lines in service as of September 30, 2009 and December 31, 2008, and 270,352 at September 30, 2008.
          Most wireline telephone companies have experienced a loss of local access lines due to challenging economic conditions and increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. In 2008, both Suddenlink and Comcast, cable competitors in Texas, as well as NewWave Communications in Illinois, launched a competing voice product, which contributed to a spike in our line loss. We estimate that cable companies are now offering voice service to all of their addressable customers, covering 85% of our entire service territory.
          We have been able in some instances to offset the decline in local access lines with increased average revenue per access line by:
♦	aggressively promoting DSL service, including selling DSL as a stand-alone offering;
♦	value bundling services, such as DSL or IPTV, with a combination of local service and custom calling features;
♦	maintaining excellent customer service standards; and

♦	keeping a strong local presence in the communities we serve.
          We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long distance) and by announcing special promotions, like discounted second lines. We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV. As of September 30, 2009, IPTV was available to over 169,800 homes in our markets. Our IPTV subscriber base has grown from 15,454 as of September 30, 2008, to 21,518 as of September 30, 2009. We also continue to experience substantial growth in the number of DSL subscribers we serve. We had 97,750, 91,817 and 89,129 DSL lines in service as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL-capable.
          In addition to our access line, DSL and video initiatives, we intend to continue to integrate best practices across our markets. We also continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives may include offering:
♦	hosted digital telephone service in certain Texas and Pennsylvania markets to meet the needs of small- to medium-sized business customers that want robust functionality without having to purchase a traditional key or PBX phone system;
♦	Digital telephone service for residential customers, which is being offered to our customers as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor. Since we began to more aggressively promote our digital telephone service in situations in which we are attempting to save or win back customers, we estimate that the product has allowed us to reduce our residential customer loss by 10%.
♦	DSL service—even to users who do not have our access line—which expands our customer base and creates additional revenue-generating opportunities;
♦	a DSL product with speeds up to 20 Mbps for those customers desiring greater Internet speed; and

♦	High definition video service and digital video recorders in all of our IPTV markets.
          We also utilize service bundles, which include combinations of local service, custom calling features, and Internet access, to generate revenue and retain customers. Our service bundles totaled 57,508, 42,054 and 43,902 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Service bundles at September 30, 2009 include 17,152 units from our Pennsylvania market. Pennsylvania units are not included in service bundle totals prior to September 30, 2009. As a result of converting the North Pittsburgh ILEC billing function to our legacy system in the second quarter of 2009, we are now able to quantify service bundles for our Pennsylvania market.
          The efforts described above may mitigate the financial impact of any line loss we experience. Nonetheless, we expect to continue to experience modest erosion in access lines both due to market forces and by switching our current customers to digital telephone service.
          The following sets forth several key metrics as of the end of the periods presented:

	September 30,	December 31,	September 30,
	2009	2008	2008
Local access lines in service:
Residential	148,857	162,067	167,581
Business	101,513	102,256	102,771

Total local access lines	250,370	264,323	270,352

Digital telephone subscribers	8,562	6,510	5,739
IPTV subscribers	21,518	16,666	15,454
ILEC DSL subscribers	97,750	91,817	89,129
CLEC access line equivalents (1)	71,723	74,687	74,762

Total connections	449,923	454,003	455,436

Long distance lines (2)	166,859	165,953	166,652
Dial-up subscribers	3,017	3,957	5,442

(1)	CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(2)	Reflects the inclusion of long distance service provided as part of our VOIP offering while excluding CLEC long distance subscribers.
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
          Selling, general and administrative expenses. Selling, general and administrative expenses include selling and marketing expenses; expenses associated with customer care; billing and other operating support systems; and corporate expenses, such as professional service fees and non-cash stock-based compensation.
          Our Telephone Operations segment incurs selling, marketing, and customer care expenses from our customer service centers and commissioned sales representatives. Our customer service centers are the primary sales channels for customers with one or two phone lines, whereas commissioned sales representatives provide customized systems for larger business customers. In addition, we use customer retail centers for various communications needs, including new telephone, Internet, and IPTV purchases.
          Each of our Other Operations businesses primarily uses an independent sales and marketing team comprising field sales account managers, management teams, and service representatives to execute our sales and marketing strategy.
          Our operating support and back office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations. We have migrated most key business processes onto a single company-wide system and platform. We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices. We have converted the North Pittsburgh accounting, payroll and ILEC billings functions to our existing systems. Our integration and restructuring expenses were $5.4 million and $3.2 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.
          Depreciation and amortization expenses. Prior to our discontinuance of the application of the authoritative guidance on accounting for the effects of certain types of regulation on December 31, 2008 as noted above, we recognized depreciation expenses for our regulated telephone plant using rates and lives approved by the state regulators for regulatory reporting purposes. Upon the discontinuance of the application of this authoritative guidance, we revised the useful lives on a prospective basis to be similar to a non-regulated entity.
          The provision for depreciation on property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	18-40
Network and outside plant facilities	3-50
Furniture, fixtures and equipment	3-15
Capital Leases	11
          Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested annually for impairment. Because tradenames have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life. The net carrying value of customer lists at September 30, 2009, is being amortized at a weighted average life of approximately 5.8 years.

Results of Operations
Segments
          We have two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.
For the Three Months Ended September 30, 2009 compared to September 30, 2008
          The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$24.3	23.9%	$26.0	25.0%
Network access services	20.9	20.6	23.4	22.5
Subsidies	14.5	14.3	13.8	13.3
Long distance services	4.9	4.8	5.8	5.6
Data and internet services	17.4	17.1	16.5	15.9
Other services	9.3	9.2	8.9	8.6

Total Telephone Operations	91.3	89.9	94.4	90.9
Other Operations	10.3	10.1	9.4	9.1

Total operating revenues	101.6	100.0	103.8	100.0

Expenses
Operating expenses
Telephone Operations	52.2	51.4	54.6	52.5
Other Operations	9.6	9.4	9.3	9.0
Depreciation and amortization	21.3	21.0	22.9	22.1

Total operating expenses	83.1	81.8	86.8	83.6

Income from operations	18.5	18.2	17.0	16.4
Interest expense, net	(14.8)	(14.6)	(13.6)	(13.1)
Other income, net	6.1	6.1	6.0	5.8
Income tax expense	(2.5)	(2.5)	(4.3)	(4.2)

Net income	7.3	7.2	5.1	4.9
Less: Net income attributable to noncontrolling interest	0.2	0.2	0.1	0.1

Net income attributable to Consolidated Communications Holdings, Inc.	$7.1	7.0%	$5.0	4.8%

Revenues
          Our revenues decreased by 2.1% or $2.2 million, to $101.6 million for the three months ended September 30, 2009, from $103.8 million for the three months ended September 30, 2008. Our discussion and analysis of the components of the variance follows:

     Telephone Operations Revenues
          Local calling services revenues decreased by 6.5%, or $1.7 million, to $24.3 million for the three months ended September 30, 2009 compared to $26.0 million for the same period in 2008. The decrease is primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
          Network access services revenues decreased by 10.7%, or $2.5 million, to $20.9 million for the three months ended September 30, 2009 compared to $23.4 million for the same period in 2008. Our switched access revenues decreased by $1.7 million of which $0.2 million can be attributed to our price cap rate reduction and the remainder due to declining minutes of use. In addition, subscriber line charge revenue decreased $0.8 million due to access line loss.
          Subsidies revenues increased by 5.1%, or $0.7 million, to $14.5 million for the three months ended September 30, 2009 compared to $13.8 million for the same period in 2008. The increase is primarily due to a $0.5 million increase in the interstate common line revenue requirement, a $1.9 million increase in high cost loop support and $1.7 million decrease in the state high cost support subsidy.
          Long distance services revenues decreased by 15.5%, or $0.9 million, to $4.9 million for the three months ended September 30, 2009 compared to $5.8 million for the same period in 2008. The decrease is primarily a result of a decline in billable minutes, as customers increasingly shift to our unlimited long distance calling plan.
          Data and Internet revenues increased by 5.5%, or $0.9 million, to $17.4 million for the three months ended September 30, 2009 compared to $16.5 million for the same period in 2008. The increase is primarily due to an increase in IPTV, DSL, metro Ethernet and digital telephone subscribers. These increases were partially offset by a decrease in broadband circuit revenue and the erosion of our dial-up Internet base.
          Other Services revenues increased by 4.5%, or $0.4 million, to $9.3 million for the three months ended September 30, 2009 compared to $8.9 million for the same period in 2008. The increase was primarily due to increases in revenues from our directory publishing and transport operations.
     Other Operations Revenue
          Other Operations revenues increased by 9.6%, or $0.9 million, to $10.3 million for the three months ended September 30, 2009 compared to $9.4 million for the same period in 2008. Revenue from our telemarketing business and prison systems calling service increased $1.4 million. These increases were partially offset by a decline of $0.3 million in Operator Services revenue due to a decrease in call attempts and $0.1 million decrease in equipment sales and installation.
Operating Expenses
          Our operating expenses decreased by 4.3%, or $3.7 million, to $83.1 million for the three months ended September 30, 2009 compared to $86.8 million for the same period in 2008. Depreciation and amortization expenses decreased by $1.6 million for the three months ended September 30, 2009 compared to the same period in 2008. In addition, operating expenses for Telephone Operations decreased $2.4 million offset by a $0.3 million increase in operating expenses for Other Operations. Our discussion and analysis of the components of the variance follows:
     Telephone Operations Operating Expense
          Operating expenses for Telephone Operations decreased by 4.4%, or $2.4 million, to $52.2 million for the three months ended September 30, 2009 compared to $54.6 million for the same period in 2008. Salaries and benefits for the third quarter of 2009 decreased by $2.4 million as compared to the third quarter of 2008 primarily as a result of personnel reductions related to both the continued integration of our North Pittsburgh operations and a company-wide reduction in workforce which occurred earlier in 2009. The cost of services and products decreased in the third quarter of 2009 by $1.9 million as compared to the same period in 2008. The decrease in cost of services and products is principally due to $1.2 million of costs incurred in 2008 related to the restoration of service as a result of Hurricane Ike. Lower access and interconnect fees, contract labor costs, repair and maintenance expenses and material costs also contributed to the decline in services and product costs in the third quarter of 2009. Incremental increases in pension costs of $1.3 million, integration and severance costs of $0.4 million, and postretirement expenses of $0.2 million also negatively impacted operating expenses in the third quarter of 2009. Severance and integration costs incurred in the third quarter of 2009 totaled $0.8 million as compared to $0.4 million in the third quarter of 2008. The increase in pension expense is primarily the result of the decline in investment balances that occurred in 2008.
     Other Operations Operating Expenses
          Operating expenses for Other Operations increased by 3.2%, or $0.3 million, to $9.6 million for the three months ended September 30, 2009 compared to $9.3 million for the same period in 2008. Cost of services and products increased by $0.5 million when compared to the same period in 2008. This increase was offset by a $0.2 million decrease in bad debt expense in our Public Services business due to an increase in the use of prepaid calling cards.
     Depreciation and Amortization
          Depreciation and amortization expenses decreased by 7.0% , or $1.6 million, to $21.3 million for the three months ended September 30, 2009 compared to $22.9 million for the same period in 2008. As mentioned above, the Company discontinued the application of authoritative guidance on accounting for the effects of certain types of regulation in the fourth quarter of 2008. Depreciation expense decreased by $0.6 million for the three months ended September 30, 2009 compared to the same period in 2008 as a result of this accounting change. The remaining decrease in depreciation expense is due to a decline in the depreciable asset base.
Non-Operating Income
     Interest Expense, Net
          Interest expense, net of interest income, increased by 8.8%, or $1.2 million, to $14.8 million for the three months ended September 30, 2009 compared to $13.6 million for the same period in 2008. During the third quarter of 2008 we entered into $790 million of basis swaps as described in Note 7 to the unaudited condensed consolidated financial statements. The recognition of ineffectiveness on our interest rate swaps created a non-cash benefit of $2.4 million to interest expense in the third quarter of 2008. Excluding the $2.4 million non-cash benefit, interest expense decreased $1.2 million compared to the same period in 2008. The weighed average interest rate on our term loan borrowings is approximately 6.3% as of September 30, 2009 compared to 6.9% as of September 30, 2008.
     Other Income, net
          Other income, net increased by 1.7%, or $0.1 million, to $6.1 million for the three months ended September 30, 2009 compared to $6.0 million for the same period in 2008. Our wireless partnership investments experienced a $0.3 million increase in income when compared to the same period in 2008. This increase was offset by a $0.2 million decrease in income from the disposal of assets.
     Income Taxes
          Our provision for income taxes was $2.5 million, with an effective tax rate of 25.5%, for the three months ended September 30, 2009 as compared to $4.3 million, with an effective tax rate of 45.4%, for the three months ended September 30, 2008. We filed 2008 tax returns for the Consolidated Communications Holdings, Inc. consolidated filing group and East Texas Fiber Line during the third quarter of 2009. We filed 2007 tax returns for the Consolidated Communications Holding, Inc. consolidated filing group, East Texas Fiber Line and the North Pittsburgh Systems, Inc. consolidated filing group during the third quarter of 2008. We recognized approximately $0.9 million of tax benefit in the third quarter of 2009 to adjust our 2008 provision to match our 2008 returns, and $0.2 million of tax benefit in the third quarter of 2008 to adjust our 2007 provision to match our 2007 returns. Exclusive of these adjustments, our effective tax rates for the three month periods ended September 30, 2009 and 2008 would have been approximately 34.6% and 47.6%, respectively. The effective tax rate in 2009 is lower than 2008 due to state tax planning and completion of an internal restructuring effective December 31, 2008. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
     Noncontrolling interest
          Income attributable to our joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, L.P. was $0.2 million for the three month period ended September 30, 2009 and $0.1 million for the three month period ended September 30, 2008.
For the Nine Months Ended September 30, 2009 Compared to September 30, 2008
          The following summarizes our revenues and operating expenses on a consolidated basis for the nine months ended September 30, 2009 and September 30, 2008:

	Nine Months Ended September 30,
	2009		2008
		% of Total		% of Total
	$ (millions)	Revenues	$ (millions)	Revenues
Revenues
Telephone Operations
Local calling services	$73.3	24.0%	$79.5	25.2%
Network access services	65.0	21.3	72.5	23.0
Subsidies	42.0	13.8	41.0	13.0
Long distance services	15.8	5.2	18.3	5.8
Data and internet services	50.5	16.5	46.1	14.6
Other services	27.5	9.0	27.6	8.7

Total Telephone Operations	274.1	89.8	285.0	90.3
Other Operations	31.2	10.2	30.7	9.7

Total operating revenues	305.3	100.0	315.7	100.0

Expenses
Operating expenses
Telephone Operations	158.5	51.9	159.1	50.4
Other Operations	29.4	9.6	29.9	9.5
Depreciation and amortization	64.0	21.0	68.1	21.6

Total operating expenses	251.9	82.5	257.1	81.5

Income from operations	53.4	17.5	58.6	18.5

Interest expense, net	(43.7)	(14.3)	(47.6)	(15.0)
Other income, net	19.1	6.3	5.8	1.8
Income tax expense	(10.1)	(3.4)	(7.4)	(2.3)

Net income	18.7	6.1	9.4	3.0
Less: Net income attributable to noncontrolling interest	0.8	0.2	0.5	0.2

Net income attributable to Consolidated Communications Holdings, Inc.	$17.9	5.9%	$8.9	2.8%

Revenues
          Our revenues decreased by 3.3% or $10.4 million, to $305.3 million for the nine months ended September 30, 2009, compared to $315.7 million for the nine months ended September 30, 2008. Our discussion and analysis of the components of the variance follows:
     Telephone Operations Revenues
          Local calling services revenues decreased by 7.8% or $6.2 million, to $73.3 million for the nine months ended September 30, 2009 compared to $79.5 million for the same period in 2008. The decrease is primarily due to a decline in local access lines as previously discussed under “Factors Affecting Results of Operations.”
          Network access services revenues decreased by 10.3%, or $7.5 million, to $65.0 million for the nine months ended September 30, 2009 compared to $72.5 million for the same period in 2008. Our switched access revenues decreased by $4.7 million, of which $0.6 million can be attributed to our price cap rate reduction and the remainder due to declining minutes of use. In addition, subscriber line charge revenue decreased $1.8 million due to access line loss. During 2008, the Texas Infrastructure Fund and Local Number Portability surcharge for Texas were eliminated, which reduced our 2009 revenues by approximately $1.5 million. These decreases were offset by a $0.4 million increase in special access revenue.
          Subsidies revenues increased by 2.4% or $1.0 million, to $42.0 million for the nine months ended September 30, 2009 compared to $41.0 million for the same period in 2008. The increase is primarily due to a $0.6 million increase in the interstate common line revenue requirement, a $5.8 million increase in high cost loop support and $5.3 million decrease in the state high cost loop support subsidy.
          Long distance services revenues decreased by 13.7% or $2.5 million, to $15.8 million for the nine months ended September 30, 2009 compared to $18.3 million for the same period in 2008. The decrease is primarily a result of a decline in billable minutes, as customers increasingly switch to our unlimited long distance calling plan.
          Data and Internet revenues increased by 9.5%, or $4.4 million, to $50.5 million for the nine months ended September 30, 2009 compared to $46.1 million for the same period in 2008. The increase is primarily due to an increase in IPTV, DSL, metro Ethernet and digital telephone subscribers. These increases were partially offset by a decrease in broadband circuit revenue and the erosion of our dial-up Internet base.
          Other Services revenues decreased by 0.1%, or $0.1 million, to $27.5 million for the nine months ended September 30, 2009 compared to $27.6 million for the same period in 2008. The decrease is primarily due to decreases in directory revenue of $0.1 million for the nine months ended September 30, 2009 compared to the same period in 2008.
     Other Operations Revenue
          Other Operations revenues increased by 1.6%, or $0.5 million, to $31.2 million for the nine months ended September 30, 2009 compared to $30.7 million for the same period in 2008. Revenues from our telemarketing business and prison systems calling service increased $1.5 million and $0.4 million, respectively, for the nine months ended September 30, 2009 when compared to the same period in 2008. These increases were offset by a decrease of $0.9 million from our operator services business when compared to the same period for 2008 as a result of decreased call attempts. In addition, revenue from equipment sales and installation has decreased $0.4 million for the period.
Operating Expenses
          Our operating expenses decreased by 2.0%, or $5.2 million, to $251.9 million for the nine months ended September 30, 2009 compared to $257.1 million for the same period in 2008. Our discussion and analysis of the components of the variance follows:

     Telephone Operations Operating Expense
          Operating expenses for Telephone Operations decreased by 0.1% or $0.6 million, to $158.5 million for the nine months ended September 30, 2009 compared to $159.1 million for the same period in 2008. Salaries and benefits decreased $4.0 million for the nine months ended September 30, 2009 when compared to the same period in 2008 as a result of decreased headcount that occurred throughout 2008 as the North Pittsburgh operations were further integrated into our legacy operations and additional headcount reductions in 2009 as a result of company-wide cost reduction efforts in response to the current economic downturn. In addition, professional fees decreased $1.2 million as a result of a decline in billing integration costs and cost of services and products decreased $2.4 million due to decreases in access and interconnect, contract labor, repairs and maintenance and materials. These expense decreases were offset by a $4.7 million increase in pension expense and a $2.3 million increase in severance payments compared to the same period for 2008. The increase in pension expense is primarily the result of the decline in investment balances that occurred in 2008. Through a voluntary early retirement incentive and an involuntary reduction in workforce, seventy-four employees left the Company during the nine months ended September 30, 2009. As a result of the reductions, we expect to reduce our wages and benefit expense by $6.8 million per year in 2010 and beyond.
     Other Operations Operating Expenses
          Operating expenses for Other Operations decreased by 1.7% or $0.5 million, to $29.4 million for the nine months ended September 30, 2009 compared to $29.9 million for the same period in 2008. Bad debt expense in our Public Services business decreased $0.7 million due to an increase in the use of prepaid calling cards.
     Depreciation and Amortization
          Depreciation and amortization expenses decreased by 6.0%, or $4.1 million, to $64.0 million for the nine months ended September 30, 2009 compared to $68.1 million for the same period in 2008. As mentioned above, the Company discontinued the application of authoritative guidance on accounting for the effects of certain types of regulation in the fourth quarter of 2008. Depreciation expense decreased by $2.0 million for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of this accounting change. The remaining decrease in depreciation expense is due to a decline the depreciable assets base.
Non-Operating Income (Expense)
     Interest Expense, Net
          Interest expense, net of interest income, decreased by 8.2%, or $3.9 million, to $43.7 million for the nine months ended September 30, 2009 compared to $47.6 million for the same period in 2008. During the third quarter of 2008 we entered into $790 million of basis swaps as described in Note 7 to the unaudited condensed consolidated financial statements. The recognition of ineffectiveness on our interest rate swaps created a non-cash benefit of $2.4 million to interest expense in the third quarter of 2008. Excluding the $2.4 million non-cash benefit, interest expense decreased $6.3 million compared to the same period in 2008. On April 1, 2008 we redeemed $130 million of senior notes paying 9.75% interest by borrowing $120 million at a rate of approximately 7.0% and using cash on hand. In addition, the weighted average interest rate on our term loan borrowings is approximately 6.3% as of September 30, 2009 compared to 6.9% as of September 30, 2008.
     Other Income, net
          Other income, net increased $13.3 million, to income of $19.1 million for the nine months ended September 30, 2009 compared to $5.8 million for the same period in 2008. In connection with the redemption of our senior notes on April 1, 2008, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write off of unamortized deferred financing costs of $2.9 million. In the second quarter 2009, we recognized a gain of $1.8 million in other income from the reversal of a previously established reserve in excess of the settlement amount of a dispute with Verizon

Pennsylvania, Inc. See Note 15 to the unaudited condensed consolidated financial statements included herein. Our wireless partnership investments experienced a $3.0 million increase in income when compared to the same period in 2008. These increases were offset by a $0.8 million loss on the disposal of assets.
     Income Taxes
          Our provision for income taxes was $10.1 million, with an effective tax rate of 35.1%, for the first nine months of 2009 as compared to $7.4 million, with an effective tax rate of 44.1%, for the first nine months of 2008. We filed 2008 tax returns for the Consolidated Communications Holdings, Inc. consolidated filing group and East Texas Fiber Line during the third quarter of 2009. We filed 2007 tax returns for the Consolidated Communications Holding, Inc. consolidated filing group, East Texas Fiber Line and the North Pittsburgh Systems, Inc. consolidated filing group during the third quarter of 2008. We recognized approximately $0.9 million of tax benefit in the third quarter of 2009 to adjust our 2008 provision to match our 2008 returns, and $0.2 million of tax benefit in the third quarter of 2008 to adjust our 2007 provision to match our 2007 returns. Exclusive of these adjustments, our effective tax rates for the nine month periods ended September 30, 2009 and 2008 would have been approximately 38.2% and 45.2%, respectively. The effective tax rate in 2009 is lower than 2008 due to state tax planning and completion of an internal restructuring effective December 31, 2008. Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.
Critical Accounting Policies and Use of Estimates
          This section provides an update of the accounting estimates and assumptions that were provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Goodwill and other intangible assets
          The FASB’s accounting guidance related to goodwill and other intangible assets requires us to perform an assessment, at least annually, of the carrying value of goodwill associated with each of our reporting units. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. We use a discounted cash flow approach to estimate the fair value of our reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include primarily revenue growth rates, profit margins, expense growth rates, future capital expenditures, working capital needs, discount rates and perpetual growth rates. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
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
          Following our $6.1 million impairment of goodwill in our Market Response reporting unit in the fourth quarter of 2008, neither Operator Services nor Market Response has a remaining goodwill balance. The carrying value of the goodwill by reporting unit as of September 30, 2009 is:

Telephone operations	$519.5	million
Prison Systems	$ 0.2	million
Business Systems	$ 0.8	million
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
          The discounted cash flow valuation model used in our impairment assessment involves numerous assumptions, as noted above. While economic conditions applicable at the time of the valuation indicate the combination of assumptions utilized in the valuations are reasonable, as market conditions change so will the assumptions, with a resulting impact on the valuation and consequently a potential impairment charge. At November 30, 2008, increasing the WACC to 11% or decreasing the estimated fair value of each reporting unit by 5% would not have indicated a potential impairment, exclusive of Market Response. In addition, the sum of the individual reporting units’ estimated fair value when using an 11% WACC would imply a control premium of approximately 22% above our market capitalization as of November 30, 2008, which we believe is reasonable.
          For the years ended December 31, 2008, 2007 and 2006, our Telephone Operations revenues increased by 31.8%, 2.3% and (0.7%), respectively, for an 11.1% average annual growth rate. In developing our income model, we considered this data and assumed annual growth in revenues of 1%, which we believe is conservative, but not inconsistent with our stable and slightly increasing historical revenue pattern of approximately 1.5% per year excluding the significant revenue growth associated with the acquisition of North Pittsburgh. At the same time, we assumed slightly declining gross margins in the short term as higher margin revenues generated from local access lines are being replaced by slightly lower margin revenues from DSL, IPTV, VOIP and other products. In light of the current economic and competitive environment in our markets, we reduced our estimate for 2009 revenue and cash flows with a return to modestly increasing annual revenue growth rates in 2010 and beyond. Despite the reduced revenue estimate for 2009, we believe that a return to modest growth in 2010 and beyond is reasonable since the effects of the launch of competitive voice products by cable companies in certain of our territories in 2008 is expected to have moderated based on historical precedent in our other territories. In the course of operating the business, management would intend to largely offset any unexpected revenue declines with proportional reductions in selling, general and administrative expenses. However, if we were unable to implement adequate cost reduction measures and all other material inputs in our income model were to remain constant, our revenues could decline by over 1.5% annually without triggering a goodwill impairment charge.
Liquidity and Capital Resources
Outlook and Overview
          The following table sets forth selected information concerning our financial condition.

	September 30,	December 31,
(In thousands)	2009	2008
Cash and cash equivalents	$31,883	$15,471
Working capital	27,343	7,284
Total debt	880,581	881,266
Current ratio	1.38	1.10
          Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities. We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.
          As a general matter, we expect that our liquidity needs for the remainder of 2009 will arise primarily from: (i) a dividend payment of $11.5 million; (ii) interest payments on our indebtedness of approximately $14.1 million; (iii) capital expenditures of approximately $11.0 million; (iv) cash income tax payments; (v) pension plan contributions of approximately $0.7 million; and (vi) certain other costs. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
          We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next twelve months to fund our currently anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.
          We may be unable to access the cash flows of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements, or subject to statutory or regulatory restrictions, that restrict the payment of dividends or making intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries’ ability to pay dividends or advance cash in any other manner to us.
          To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities. There can be no assurance that we will be able to generate sufficient cash flows from operations in the future, that anticipated revenue growth will be realized, or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash. Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition and the results of operations.
          In recent months liquidity in the capital markets has become scarce and in many cases commercial banks have been reluctant to lend money. As discussed below, our term loan has been fully funded at a fixed spread above LIBOR and we have $50 million available under our revolving credit facility. Based on our discussion with banks participating in the bank group, we expect that the funds will be available under the revolving credit facility if necessary.
Sources of Liquidity
          Our current principal sources of liquidity are cash, cash equivalents, working capital, cash available under our secured revolving credit facility, and cash provided by operations.
          Cash and cash equivalents. For the first nine months of 2009, cash and cash equivalents increased by $16.4 million as compared to decreasing by $21.9 million in the first nine months of 2008. Cash and cash equivalents as of September 30, 2009 and December 31, 2008 were $31.9 million and $15.5 million, respectively.
          Cash provided by operations. Net cash provided by operating activities in the first nine months of 2009 was $82.2 million, as compared to cash provided by operating activities of $66.6 million in the first nine months of 2008. Cash provided by operations in 2009 increased primarily as a result of increased cash provided from our wireless partnerships, and working capital changes, primarily accrued expenses, accounts receivable and accounts payable.
          Working capital. Our net working capital position increased $20.0 million in the first nine months of 2009 as a result of cash generated by operations.
          Cash available under our secured revolving credit facility. At September 30, 2009, we had no borrowing outstanding under our secured revolving credit facility and $50 million of availability (see a more detail description of our secured revolving credit facility below).
Uses of Liquidity
          Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.
          Dividend payments. During the first nine months of 2009, we used $34.5 million of cash to make dividend payments to shareholders. During the first nine months of 2008, we used $34.1 million of cash to make dividend payments to shareholders. Our current annual dividend rate is $1.55 per share.
          Interest and other payments related to outstanding debt. During the first nine months of 2009, we used $42.1 million of cash to make required interest payments on our outstanding debt. We also used $0.7 million of cash in the first nine months of 2009 to reduce our capital lease obligations.

          Pension and postretirement obligations. In the first nine months of 2009, we used $14.1 million of cash to fund pension, 401(k) and other postretirement obligations.
          Capital expenditures. During the first nine months of 2009, we spent approximately $31.0 million on capital projects.
Debt
          The following table summarizes our indebtedness as of September 30, 2009:
Debt and Capital Leases as of September 30, 2009
(In Millions)

	Balance	Maturity Date	Rate (1)
Capital lease	$0.6	April 12, 2010	7.40%
Revolving credit facility	-	December 31, 2013	LIBOR + 2.75%
Term loan	880.0	December 31, 2014	LIBOR + 2.50%

(1)	As of September 30, 2009, the 1-month LIBOR rate in effect on our borrowings was 0.25%.
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
          As of September 30, 2009, we had no borrowings outstanding under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of September 30, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR based term loan and 2.75% for the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and 1.75% for the revolving credit facility. For the third quarter ended September 30, 2009, the weighted average interest rate incurred on our credit facilities, including the effect of our interest rate swaps, was 6.26% per annum.
          On April 1, 2008 we redeemed all of our then outstanding senior notes in part utilizing $120 million of borrowings under the DDTL provision of our credit facility. The ability to utilize the DDTL for additional borrowings expired on May 1, 2008. The relevant terms of the DDTL are the same as our term loan.
     Derivative Instruments
          As of September 30, 2009, we had $680 million notional amount of floating to fixed interest rate swap agreements outstanding and $680 million notional amount of basis swaps outstanding. Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate. Under the basis swaps, we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR. Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility. The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate. The terms of our credit agreement require us to maintain a minimum fixed to floating ratio of 50%. During the third quarter of 2009, the percentage of our floating-rate term debt that was fixed as a result of the interest rate swap agreements averaged 84.1%. The maturity dates of these swaps are laddered to minimize any potential exposure to unfavorable rates when an individual swap expires. The swaps expire at various times through March 31, 2013, and have a weighted average fixed rate of approximately 4.43%. The current effect of the swap portfolio is to fix our cash interest payments on $680 million of floating rate debt at a rate of 6.26%, including our borrowing margin of 2.50% over LIBOR as discussed above.
Covenant Compliance
          In general our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through September 30, 2009, and after taking into consideration dividend payments (including the $11.4 million dividend declared in August 2009 and paid on November 1, 2009), we continue to have $91.4 million in dividend availability under the credit facility covenant.
          Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of September 30, 2009, our total net leverage ratio was 4.79:1.00 and our interest coverage ratio was 2.99:1.00.
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
     Surety Bonds
          In the ordinary course of business, we enter into surety, performance, and similar bonds. As of September 30, 2009, we had approximately $2.1 million of these bonds outstanding.
Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“the Codification”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.
          Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
          The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
          In December 2007, the FASB issued authoritative guidance on the presentation of noncontrolling interests in consolidated financial statements. This guidance clarifies that a noncontrolling interest in a consolidated subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We adopted this guidance effective January 1, 2009 on a retrospective basis. As of December 31, 2008, equity increased by approximately $5.2 million for the reclassification of noncontrolling interests.
          In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal years beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008. Adoption of this guidance on January 1, 2009 had no impact on the Company’s results of operations and financial position. However, we expect this guidance will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.
          In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance addresses enhanced disclosures concerning (a) the manner in which an entity uses derivatives (and the reasons it uses them), (b) the manner in which derivatives and related hedged items are accounted for and (c) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. Adoption of this guidance on January 1, 2009 did not have a material impact on our financial position or results of operations (see Note 7 to the unaudited condensed consolidated financial statements).
          In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share (“EPS”). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. This guidance was effective for fiscal years beginning on or after December 15, 2008. Adoption of this guidance on January 1, 2009 did not have a material impact on our results of operations and financial position, or on basic or diluted earnings per share.
          In December 2008, the FASB issued guidance on an employers’ disclosures about postretirement benefit plan assets. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  This guidance is effective for us as of December 31, 2009. Because this guidance applies only to financial statement disclosures, the adoption is not expected to have a material effect on our consolidated financial statements.
          In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim reporting periods ending after June 15, 2009. Adoption of this guidance had no effect on our results of operations or financial condition (see Note 8 to the unaudited condensed consolidated financial statements).
          In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. Adoption of this guidance did not have an impact on our consolidated results of operations or financial position (see Note 16 to the unaudited condensed consolidated financial statements).
          In August 2009, the FASB updated its authoritative guidance on fair value measurements and disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for our annual financial statements for the year ended December 31, 2009. We have not yet determined the impact that this update may have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          We are exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations. We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not hedged through the interest rate swap agreements.
          During the first nine months of 2009, the interest rate on approximately $140 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates. If market interest rates changed by 1.0% from the average rates that prevailed during the first nine months of this year, interest expense would have increased or decreased by approximately $1.1 million for this nine period.
          As of September 30, 2009, the fair value of interest rate swap agreements amounted to a liability of $23.6 million, net of taxes, which is recognized as a deferred loss within accumulated other comprehensive income.
Item 4. Controls and Procedures
            We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages. We believe that these claims are without merit and, regardless of the merit of the claims, the damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter of 2008 we filed preliminary objections and responses to Salsgiver’s complaint; however, the court ruled against our preliminary objections. On November 3, 2008 we responded to Salsgiver’s amended complaint and filed a counter claim for trespass due to attaching to our poles without an authorized agreement and in an unsafe manner. We do not believe that these claims will have a material adverse impact on our financial results.
          On October 23, 2006, Verizon Pennsylvania, Inc. and several of its affiliates filed a formal complaint with the Pennsylvania Public Utility Commission claiming that our Pennsylvania CLEC’s intrastate switched access rates violate Pennsylvania law. On July 10, 2009, we entered into a settlement agreement with Verizon. See Note 15 to the condensed consolidated financial statements included herein.
          Each of the two matters described above was previously described in the Company’s Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
          We are from time to time involved in various legal proceedings and regulatory actions arising out of our operations. We are not involved in any legal or regulatory proceedings, individually or in the aggregate (other than those described herein), that we believe would have a material adverse effect upon our business, operating results or financial condition.
Item 5. Other Information.
          On November 2, 2009, the Board of Directors of the Company adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”). The amendments to the existing Bylaws took effect immediately upon adoption by the Board of Directors. A complete copy of the Bylaws, as amended, is attached to this Form 10-Q as Exhibit 3.1. Specifically, Article II, Section 2.02 of the Bylaws was amended to, among other things:
(i) expand the disclosure a stockholder must provide, under the Company’s advance notice bylaw, when submitting a proposal for consideration or nominating a candidate or candidates for election as directors at a meeting of stockholders, to include, among other things, disclosure of derivative transactions in the Company’s stock and arrangements among the proposer, stockholders and other associated persons;
(ii) provide that the stockholder notice provisions of Article II, Section 2.02 shall be the exclusive means for a stockholder to bring business before any meeting of stockholders, or to nominate persons for elections as directors at any stockholders meeting duly called for the election of directors; and
(iii) clarify that any public announcement of a postponement of an annual meeting shall not commence a new time period for the giving of a stockholder’s notice regarding proposals or director nominations.

          The advance notice provisions, as amended, do not affect stockholder proposals pursuant to Rule 14a-8 under the Exchange Act or the rights of stockholders to request inclusion of proposals in the Company’s proxy statement pursuant to Rule 14a-8 under the Exchange Act.
Item 6. Exhibits
          See the Exhibit Index following the signature page of this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consolidated Communications Holdings, Inc. (Registrant)

Date: November 6, 2009	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated By-Laws of Consolidated Communications Holdings, Inc., as amended as of November 2, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.