Form 10-K
period 2009-12-31
Consolidated Communications Holdings, Inc.
filed 2010-03-08
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[Mark One]

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number 000-51446
CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0636095

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

121 South 17th Street
Mattoon, Illinois	61938

(Address of principal executive offices)	(Zip Code)
(217) 235-3311
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:

Common Stock, $0.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $271,905,064 based upon the closing price of the Common Stock reported for such date on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 3, 2010

Common Stock, $0.01 par value	29,608,653 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2010 are incorporated by reference into Part III.

FORM 10-K
YEAR ENDED DECEMBER 31, 2009

Acronyms Used in this Annual Report on Form 10-K

ARPU	Average revenue per user
CLEC	Competitive local exchange carrier
CSA	Carrier serving area
DSL	Digital subscriber line
DVR	Digital video recorder
EBITDA	Earnings before interest, taxes, depreciation and amortization
ETFL	East Texas Fiber Line, Inc.
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
GAAP	Generally accepted accounting principles
HD	High definition
ICC	Illinois Commerce Commission
ICTC	Illinois Consolidated Telephone Company
ILEC	Incumbent local exchange carrier
IP	Internet protocol
IPO	Initial public offering
IPTV	Internet protocol digital television
ISP	Internet service provider
LIBOR	London interbank offer rate
mbps	megabit per second
MPLS	Multi-protocol label switching
NECA	National Exchange Carrier Association
NOC	Network operations center
NOL	Net operating loss
PAPUC	Pennsylvania Public Utility Commission
PAUSF	Pennsylvania Universal Service Fund
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utilities Regulatory Act
RBOC	Regional Bell Operating Company
RLEC	Rural local exchange carrier
SONET	Synchronous Optical Network
SPCOA	Service Provider Certificate of Operating Authority
TXUCV	TXU Communications Ventures Company
UNE	Unbundled network element
UNE-P	Unbundled network element platform
VOIP	Voice over Internet Protocol
WACC	Weighted-average cost of capital

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
Competitive local exchange carriers (“CLECs”) are telecommunications providers formed after enactment of the Telecommunications Act of 1996 to provide local exchange service that competes with ILECs and other established carriers.
Digital telephone or VOIP service involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the telephone system.
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
Incumbent local exchange telephone companies (“ILECs”) are the local telephone companies that provided local telephone exchange service on the effective date of the Telecommunications Act of 1996, or their predecessors. This designation is important because ILECs have statutory obligations that other telephone companies do not have. For example, ILECs are required to give other carriers access to certain equipment (known as unbundled network elements) or to house equipment for other carriers (known as collocation), on reasonable and nondiscriminatory terms. For more information, see Part I—Item 1—“Business—Regulatory Environment.”
Metro Ethernet is the use of carrier Ethernet technology in metropolitan area networks. Metro Ethernet services are provided over a standard, widely used Ethernet interface and can connect business local area networks to wide area networks or to the Internet. Metro Ethernet offers cost-effectiveness, reliability, scalability and bandwidth management superior to most proprietary networks.
MPLS or Multiprotocol Label Switching refers to a highly scalable data-carrying mechanism in which data packets are assigned labels. Packet-forwarding decisions are made solely on the contents of this label, without the need to examine the packet itself. This allows for end-to-end circuits across any type of transport medium, using any protocol.
Rural telephone companies provide communications services to geographic areas that are not heavily populated. This designation is important because rural telephone companies are eligible to receive government subsidies to compensate for the disproportionate cost of providing service in low density areas. In addition, ILECs that are statutory rural telephone companies, as defined in the Telecommunications Act of 1996, are exempt from some obligations to provide access to competitors.
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
MARKET AND INDUSTRY DATA
Market and industry data and other information used throughout this report are based on independent industry publications, government publications, publicly available information, reports by market research firms, or other published independent sources. Although we believe these sources are reliable, we have not verified the information. Some data is also based on estimates that members of management derive from their industry knowledge and review of internal surveys.
We cannot know, or reasonably determine, our market share in each of our markets or for our services because there is significant overlap in the telecommunications industry; it is difficult to isolate information regarding individual services. For example, wireless providers both compete with and complement our local telephone services.

PART I
Item 1. Business
General
Consolidated Communications Holdings, Inc. and its subsidiaries, (“Consolidated”, the “Company”, “we”, “our” or “us”) operates its businesses under the name Consolidated Communications. We are an established rural local exchange carrier (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With 247,235 local access lines, an estimated 72,681 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 100,122 digital subscriber lines (“DSL”) and 23,127 Internet Protocol digital television (“IPTV”) subscribers at December 31, 2009, we believe that we are one of the largest pure play RLECs in the United States. The Company offers a wide range of telecommunications services, including local and long-distance service, digital telephone service (“VOIP”), custom calling features, private line services, dial-up and high-speed broadband Internet access, IPTV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. We also operate a number of non-core complementary businesses, including providing telephone services to county jails and state prisons and equipment sales. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events”.
Founded in 1894 as the Mattoon Telephone Company by the great-grandfather of our current Chairman, Richard A. Lumpkin, we began as one of the nation’s first independent telephone companies. After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company (“ICTC”) on April 10, 1924. In 1997, McLeodUSA acquired ICTC and all related businesses from the Lumpkin family. In 2002, Mr. Lumpkin and two private equity firms, Spectrum Equity and Providence Equity, repurchased ICTC and several related businesses.
On April 14, 2004, we acquired TXU Communications Ventures Company (“TXUCV”) from TXU Corporation. TXUCV owned rural telephone operations in Lufkin, Conroe, and Katy, Texas, which had been operating in those markets for over 90 years. This acquisition approximately tripled the size of the Company.
On July 27, 2005, we completed an initial public offering of our common stock. At the same time, Spectrum Equity sold its entire investment and Providence Equity sold 50% of its investment. In July 2006, we repurchased the remaining shares owned by Providence Equity.
On December 31, 2007, we acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”). Through its subsidiaries, North Pittsburgh provides advanced communication services to residential and business customers in several counties in western Pennsylvania and operates a CLEC in the Pittsburgh metropolitan area. The results of operations for North Pittsburgh are included in the Company’s Telephone Operations segment beginning January 1, 2008 and thereafter.
We are a Delaware corporation organized in 2002, and are the successor to businesses engaged in providing telecommunications services since 1894.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on our website, at no charge, at www.consolidated.com, as soon as reasonably practicable after electronic filing or furnishing such information to the U.S. Securities and Exchange Commission (“SEC”). Also available on our website, or in print upon written request at no charge, are our corporate governance guidelines, the charters of our audit, compensation and corporate governance committees, and a copy of our code of business conduct and ethics that applies to our directors, officers and employees, including our chief executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions. Information on our website should not be considered to be part of this annual report on Form 10-K.
Business Overview
We derive our revenue principally from the sale of telecommunication services, including local and long-distance telephone (both traditional telephone service and VOIP), high-speed broadband Internet, and standard and high-definition IPTV services to residential and business customers in Illinois, Texas and Pennsylvania. We also derive revenues from a number of complementary non-core businesses, including telephone services to county jails and state prisons; equipment sales; and prior to 2010, telemarketing and order fulfillment and operator services. We operate in two reportable segments: Telephone Operations and Other Operations. Our Telephone Operations segment generates the substantial majority of our revenue and operating income and substantially all of our cash flow from operations.
Sources of Revenue
The following chart summarizes our sources of revenue for the last three years:

	2009		2008		2007
		% of		% of		% of
(in millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues

Telephone operations:
Local calling services	97.2	23.9	104.6	25.0	82.8	25.2
Network access services	86.3	21.3	95.3	22.8	70.9	21.5
Subsidies	56.0	13.8	55.2	13.2	46.0	14.0
Long-distance services	20.4	5.0	24.1	5.7	14.2	4.3
Data and Internet services	68.1	16.8	62.7	15.0	38.0	11.5
Other services	36.6	9.0	37.1	8.9	36.3	11.0

Total telephone operations	364.6	89.8	379.0	90.6	288.2	87.5
Other operations	41.6	10.2	39.4	9.4	41.0	12.5

Total operating revenue	406.2	100.0	418.4	100.0	329.2	100.0

Telephone Operations
Our Telephone Operations segment consists of local calling services, network access services, subsidies, long-distance services, data and Internet services (including DSL, IPTV and VOIP), and other services. Our Telephone Operations segment had the following service lines as of December 31:

	December 31,
	2009	2008	2007

Residential access lines in service	146,766	162,067	183,070
Business access lines in service	100,469	102,256	103,116

Total local access lines in service	247,235	264,323	286,186

VOIP telephone subscribers	8,665	6,510	2,494
IPTV subscribers	23,127	16,666	12,241
ILEC DSL subscribers	100,122	91,817	81,337

Total broadband connections	131,914	114,993	96,072

CLEC access line equivalents (1)	72,681	74,687	70,063

Total connections	451,830	454,003	452,321

Long-distance lines (2)	165,714	165,953	166,599
Dial-up subscribers	2,371	3,957	5,578

(1)
CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(2)	Reflects the inclusion of long-distance service provided as part of our VOIP offering while excluding CLEC long-distance subscribers.
Our Telephone Operations segment generated approximately $115.8 million and $91.9 million of cash flows from operating activities for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, our Telephone Operations had total assets of approximately $1.2 billion.
Local calling services
These services include dial tone and other basic services. We generally charge residential and business customers a fixed monthly rate for access to the network and for originating and receiving telephone calls within their local calling area.
Custom calling features include caller name and number identification, call forwarding, and call waiting. Value-added services include teleconferencing and voice mail. We usually charge a flat monthly fee for custom calling features and value-added services. Otherwise, we bundle the selected services with local calling services at a discounted rate.

We offer private lines that provide direct connections between two or more local locations—primarily to business customers—at flat monthly rates. In our Pennsylvania and Texas markets, we offer small- and medium-sized businesses a hosted VOIP package, which utilizes our current switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system to get the features. The package bundles local service, calling features, IP business telephones, and unified messaging, which integrates multiple messaging technologies into a single system, such as allowing the customer to receive and listen to voice messages through email. We also offer a similar product to our residential customers in Texas, Pennsylvania and Illinois.
Network access services
A significant portion of our revenue comes from network access charges paid by long-distance and other carriers for originating or terminating calls within our service areas. These services allow customers to make or receive calls in our service area. Our long-distance customers typically pay a monthly fee for this service. In addition, other carriers pay network access charges for originating or terminating calls within our service areas. These charges, which are regulated, also apply to private lines that connect a customer in one of our service areas to a location outside of our service areas. Network access charges include subscriber line charges (a fee for being connected to the telephone network), local number portability fees (whereby consumers can keep their telephone number when changing carriers), and universal services surcharges, as well as the costs of originating and terminating calls from or to our local exchanges. The amount of network access charge revenues we receive is based on rates set or approved by federal and state regulatory commissions that are subject to change at any time.
We record the details of long-distance and switched access calls through our carrier access billing system and bill the applicable carriers on a monthly basis. The network access charge rates for intrastate long-distance calls and private lines within Illinois, Texas, and Pennsylvania are regulated and approved by the Illinois Commerce Commission (“ICC”), the Public Utility Commission of Texas (“PUCT”), and the Pennsylvania Public Utility Commission (“PAPUC”), respectively. The access charge rates for interstate long-distance calls and private lines are regulated and approved by the Federal Communications Commission (“FCC”). See “Regulatory Environment—Federal Regulation” and “Regulatory Environment—Access Charges.”
Subsidies
Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas. Subsidies come from pools to which we and other telecommunications providers, including local, long-distance, and wireless carriers, contribute on a monthly basis. Subsidies are allocated and distributed to rural carriers monthly based upon their respective costs for providing local service. Like access charges, subsidies are regulated by federal and state regulatory commissions. In Illinois, we receive federal but not state subsidies. In Texas and Pennsylvania, we receive both federal and state subsidies.
Long-distance services
Long-distance services enable customers to make calls that terminate outside their local calling area. We offer a variety of long-distance plans, including an unlimited calling plan, and offer a combination of subscription and usage fees.

Data and Internet services
Data and Internet services include revenues from non-local private lines (typically inter-city) and for providing access to the Internet and IPTV. We also offer a variety of data connectivity services, including Asynchronous Transfer Mode and gigabit Ethernet products and frame relay networks. In our Pennsylvania markets, we also provide virtual hosting services, collocation services and e-commerce enabling technologies.
Other services
Other services include revenues from telephone directory publishing, wholesale transport services on our fiber-optic network in Texas, billing and collection services, inside wiring service, and maintenance.
Other Operations
Prior to 2010, our Other Operations segment consisted of Public Services, Business Systems, Market Response (telemarketing and order fulfillment) (“CMR”), and Operator Services. In early 2010, we sold CMR. Also in early 2010, we made a decision to exit the Operator Services business, which we expect to be completed during the first half of 2010. Our on-going Other Operations segment consists of two complementary non-core businesses:
•	Public Services provides local and long-distance service and automated calling service for correctional facilities.
•	Business Systems sells and installs telecommunications equipment, such as key, private branch exchange (PBX), and IP-based telephone systems, to business customers in Texas and Illinois.
Our Other Operations segment generated approximately $0.5 million of cash flows from operating activities for the years ended December 31, 2009 and 2008. As of December 31, 2009, Other Operations had total assets of approximately $12.3 million.
Wireless partnerships
Wireless partnership investment income is included as a component of other income. This includes our limited partnership interests in Boulevard Communications, a competitive access provider, and five cellular partnerships: GTE Mobilnet of South Texas, GTE Mobilnet of Texas RSA #17, Pittsburgh SMSA, Pennsylvania RSA 6(I), and Pennsylvania RSA 6(II).
We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas. Because we have a minor ownership interest and cannot influence operations, we account for this investment using the cost basis; income is recognized only on cash distributions paid to us up to our proportionate earnings in the partnership. We recognized income on cash distributions of $5.7 million from this partnership for the year ended December 31, 2009, and $4.1 million for the year ended December 31, 2008.

We own 17.02% of GTE Mobilnet of Texas RSA #17, which serves areas in and around Conroe, Texas. Because we have some influence over the operating and financial policies of this partnership, we account for the investment under the equity method, recognizing income based on the proportion of the earnings generated by the partnership that would be allocated to us. Cash distributions are recorded as a reduction in our investment amount. For the years ended December 31, 2009 and 2008, we recognized income from this partnership of $4.0 million and $2.6 million, respectively and received cash distributions of $2.0 million and $0.9 million, respectively.
San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both GTE Mobilnet of South Texas and GTE Mobilnet of Texas RSA #17.
We own 3.6% of Pittsburgh SMSA, 16.6725% of Pennsylvania RSA 6(I), and 23.67% of Pennsylvania RSA 6(II) wireless partnerships, all of which are majority owned and operated by Verizon Wireless. These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania ILEC and CLEC operations. Because of our limited influence over Pittsburgh SMSA, we account for the investment using the cost basis. For the years ended December 31, 2009 and 2008, we recognized income on cash distributions from Pittsburgh SMSA of $6.3 million and $5.6 million, respectively. The Pennsylvania RSA 6(I) and RSA 6(II) partnerships are accounted for under the equity method. For the years ended December 31, 2009 and 2008, we recognized income of $9.1 million and $7.5 million, respectively, and received cash distributions of $8.3 million and $7.0 million, respectively, from these partnerships.
Boulevard Communications, L.L.P. is a Pennsylvania limited liability partnership equally owned by us and a company in the Armstrong Holdings, Inc. group of companies. Boulevard provides point-to-point data services to businesses in western Pennsylvania, including access to ISPs, connections to inter-exchange carriers, and high-speed data transmission. We account for the Boulevard investment under the equity method. Our investment in this partnership and the income/loss generated is immaterial.
Customers and Markets
Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas. We cover an area of approximately 2,681 square miles, primarily in five central Illinois counties: Coles, Christian, Montgomery, Effingham, and Shelby. We provide basic telephone services in this territory, with 63,866 local access lines, or 23.8 lines per square mile, as of December 31, 2009. Approximately 55.2% of our local access lines serve residential customers, with the remainder serving business customers. Our Illinois business customers are predominantly small retail, commercial, light manufacturing, and service industry accounts, as well as universities and hospitals.
Our 21 exchanges in Texas serve three principal geographic markets—Lufkin, Conroe, and Katy—in an approximately 2,054 square mile area. We provide basic telephone services in this territory, with 128,591 local access lines, or approximately 62.6 lines per square mile, as of December 31, 2009. Approximately 64.5% of our Texas local access lines serve residential customers, with the remainder serving business customers. Our Texas business customers are predominately manufacturing and retail industries; our largest business customers are hospitals, local governments, and school districts.

The Lufkin market is centered primarily in Angelina County in east Texas, approximately 120 miles northeast of Houston, and extends into three neighboring counties. The area is a center for the lumber industry and includes other significant industries such as education, healthcare, manufacturing, retail, and social services.
The Conroe market is located primarily in Montgomery County and is centered approximately 40 miles north of Houston. Parts of the Conroe operating territory extend south to within 28 miles of downtown Houston, including parts of the affluent suburb of The Woodlands. Major industries in this market include education, healthcare, manufacturing, retail, and social services.
The Katy market is located in parts of Fort Bend, Harris, Waller, and Brazoria Counties and is centered approximately 30 miles west of downtown Houston along the busy and expanding I-10 corridor. Most of the Katy market is considered part of metropolitan Houston, with major industries including administrative, education, healthcare, management, professional, retail, scientific and waste management services.
The Pennsylvania ILEC territory covers 285 square miles and serves portions of Allegheny, Armstrong, Butler, and Westmorland Counties in western Pennsylvania. The southernmost point of the ILEC territory is 12 miles north of the city of Pittsburgh. We provide basic telephone services in this territory, with approximately 54,778 local access lines, or approximately 192.2 lines per square mile, as of December 31, 2009. Approximately 52.2% of our local access lines in this territory serve residential customers and the remainder service business customers. The CLEC operations expand south to serve the city of Pittsburgh and north to serve the city of Butler. The CLEC primarily targets small to mid-sized businesses, educational institutions, and healthcare facilities.
Sales and Marketing
Telephone Operations
The key components of our overall marketing strategy in the Telephone Operations segment include:
•	Positioning ourselves as a single point of contact for our customers’ communications needs;
•	Providing customers with a broad array of voice and data services, and bundling these services whenever possible;
•	Providing excellent customer service, including 24-hour, 7-days a week centralized customer support to coordinate installation of new services, repair and maintenance functions;
•	Developing and delivering new services to meet evolving customer needs and market demands; and
•	Leveraging our history and involvement with local communities and expanding “Consolidated Communications” and “Consolidated” brand recognition.
Our consumer sales strategy is focused on increasing our penetration of broadband services, including DSL, IPTV and VOIP, in all of our service areas. We are also focused on cross-selling our services, developing additional services to maximize revenues and increase revenues per user, and increasing customer loyalty through superior service, local presence, and compelling product offerings.

Our Telephone Operations segment currently has three sales channels: call centers, communication centers, and commissioned sales people. Our customer service call centers serve as the primary sales channels for residential and small business customers. We also have a group of commissioned sales people, called our “Feet on the Street” team. This team canvasses our territories offering residential customers our full suite of products, leading with our triple-play bundled offering of voice, DSL, and IPTV services. In addition to being a strong sales point of contact, this sales effort also helps us to identify and address customer service issues, if any, on a proactive, face-to-face basis. This team of individuals can be scaled up or down to match our business needs, including, for example, if we launch a new product.
In both the ILEC and CLEC markets, we have sales teams led by a manager who has geographic market responsibility. Sales representatives/account managers support the existing base of larger business customers and new prospects. Individual sales representatives are responsible for the entire telecom product set, customize proposals to meet the customer needs (access lines, long-distance, Metro-Ethernet circuits, data connectivity, hosted VOIP and business systems) and in most cases are charged with retaining and growing the telecom services within their account base.
Our customers also can visit one of our communications centers to address various communications needs, including paying bills or ordering new service. We believe that customer availability to communication centers has helped decrease late payments and bad debt, and reinforces our local presence.
Our Telephone Operations sales efforts are supported by direct mail, bill inserts, newspaper advertising, public relations activities, sponsorship of community events, and website promotions.
Our Directory Publishing business is supported by a dedicated sales force, which is focused on each of the directory markets in order to maximize sales with both traditional print and online advertising products. We believe the directory business has been an efficient tool for marketing our other services and for promoting brand development and awareness.
Our Transport Services business has a sales force of commissioned sales people specializing in wholesale transport products.
Other Operations
Each of our Other Operations businesses executes our sales and marketing strategy primarily through an independent sales and marketing team comprised of dedicated field sales account managers, management, and service representatives. Our executives enhance these efforts by attending industry trade shows and assuming leadership roles in industry groups including the U.S. Telecom Association, the Associated Communications Companies of America, and the Independent Telephone and Telecommunications Alliance.
Information Technology and Support Systems
Our information technology and support systems staff is a seasoned organization that supports day-to-day operations and develops system enhancements. The technology supporting our Telephone Operations segment is centered on a core of commercially available and internally maintained systems.
We have successfully migrated most of the key business processes from all of our previous acquisitions into a single company-wide system and platform, which includes common network provisioning, network management, workforce management systems, and financial systems. Our core systems and hardware platforms are readily expandable.

Network Architecture and Technology
All of our local networks are based on Carrier Serving Area (“CSA”) architecture. CSA architecture allows access equipment to be placed closer to customer premises, which means customers can be connected to the equipment over shorter copper loops than would be possible if all customers were connected directly to the carrier’s main switch. The access equipment is connected back to the main switch on a high capacity fiber circuit, resulting in extensive fiber deployment throughout our network, which enables us to provide broadband services in excess of 20 megabits per second (“mbps”) to our customers.
A single engineering team is responsible for the overall architecture and inter-operability of the various elements in the combined network of our Illinois, Texas, and Pennsylvania telephone operations. Our combined network operations center (“NOC”) in Mattoon, Illinois, monitors the performance of our enterprise-wide communications network around the clock and deals with customer-specific issues. We believe our NOC allows our Telephone Operations to maintain superior network performance standards using common network systems and platforms, which allows us to efficiently handle weekend and after-hours coverage amongst all of our markets and more efficiently allocate personnel to manage fluctuations in our workload volumes.
Our network is supported by advanced 100% digital switches, with a fiber network connecting 64 of our 65 exchanges. These switches provide all of our local telephone customers with access to custom calling features, value-added services, and dial-up Internet access. We have four additional switches: one that supports feature-rich VOIP, two dedicated to long-distance service, and one that supports our Public Services and Operator Services businesses.
In the past 10 years, we have invested over $400 million to develop a high-quality 100% digital switching network, comprising 65 central offices and 482 CSAs. The CSA architecture has enabled us to provide DSL service, with speeds up to 3 mbps, to over 95% of our access lines. In addition, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links, as well as the majority of business parks within our ILEC service area.
As a result of our advanced network, we introduced IPTV service in selected Illinois markets in 2005, Texas markets in 2006, and Pennsylvania markets in 2008. As of December 31, 2009, IPTV was available to approximately 188,000 homes in our markets. Our IPTV subscriber base continues to grow and now totals 23,127 subscribers as of December 31, 2009. We do not anticipate having to make any material capital upgrades to our network infrastructure in connection with the continued growth of our IPTV product except for providing set-top boxes to future subscribers and adding head-end equipment and capacity as we further increase our high-definition channel offerings.
We also operate a 2,000 mile fiber network in the State of Texas. Approximately 52% of this network consists of cable sheath that we own, either directly or through our majority-owned subsidiary East Texas Fiber Line, Inc. (“ETFL”). For most of the remaining route-miles of the network, we utilize strands on third-party fiber networks under contracts commonly known as indefeasible rights of use. We sell competitive wholesale capacity on this network to other carriers, wireless providers, CLECs and large commercial customers. In addition, this fiber infrastructure provides the connectivity required to provide IPTV, Internet and long-distance services to all Consolidated residential and enterprise customers.

In Pennsylvania, we operate a CLEC with an extensive network consisting of over 557 route miles of fiber-optic facilities in the Pittsburgh metropolitan area. The CLEC has placed equipment in 27 Verizon central offices and one Embarq central office, and primarily serves its customers using UNE loops. In the Pittsburgh market, the CLEC operates a carrier hotel that serves as the hub for its fiber-optic network. We offer space in this carrier hotel to ISPs, long-distance carriers, other CLECs, and other customers who need a carrier-class location to house voice and data equipment and access to a number of networks, including ours.
Employees
At December 31 2009, we had 1,095 full-time and 118 part-time employees. Approximately 52% of our employees are covered by collective bargaining agreements as shown in the table below:

	# of		Contract
	Employees	Union	Expiration
Location	Covered	(1)	Date

Illinois	340	IBEW	11/15/2012
Lufkin/Conroe, Texas	181	CWA	10/16/2010
Pennsylvania (ILEC)	66	CWA	09/30/2011
Katy, Texas	38	CWA	02/28/2011
Pennsylvania (CLEC)	11	CWA	02/29/2012

Totals	636

(1)	IBEW — International Brotherhood of Electrical Workers

CWA — Communication Workers of America
As a whole, we believe our relations with our employees are good.
We expect the number of employees to be reduced by approximately 75 full-time and 90 part-time positions as a result of the sale of CMR and our exit of the Operator Services business. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events”.
Our Strengths
Technologically advanced network
We have made significant investments building our technologically advanced telecommunications network. As a result, we are able to deliver high-quality, reliable video, data, and voice services in all of the markets we serve. Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network closer to the customer premises, we can increase our service offerings, quality and bandwidth services.
Our Internet Protocol (“IP”) backbone network provides a high-quality, flexible platform that allows us to deliver broadband applications to our customers at competitive prices. Approximately 95% of our total local access lines were DSL-capable as of December 31, 2009, and approximately 96% of these DSL-capable lines are capable of speeds of 3 mbps or greater. Metro-Ethernet, VOIP services, and other additional IP services leverage the extensive MPLS (Multi-Protocol Label Switching) core network, making it more efficient and scalable. Our existing network can support increased IPTV subscribers with limited additional network preparation thereby driving additional revenue growth.

Attractive markets
The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories.
Our Lufkin, Texas, and central Illinois markets have experienced only nominal population growth over the past decade. As of December 31, 2009, 99,583, or 40.3%, of our local access lines were located in these markets. However, this low growth, low customer density and the predominantly rural residential character of these areas have historically discouraged competitors from making the significant capital investment required to offer competing services.
Our Conroe and Katy, Texas markets are suburbs of the Houston metropolitan area. As of December 31, 2009, 92,874, or 37.6%, of our local access lines were located in these markets. Conroe and Katy have experienced above-average population and business employment growth over the past decade as compared to the remainder of Texas and the United States as a whole. According to the most recent census, the median household income in the primary county in our Conroe market was $50,000 per year, and $60,000 per year in our Katy market. In contrast, the median annual household income was $39,927 in Texas and $42,148 in the United States.
Our Pennsylvania ILEC operates in a territory covering approximately 285 square miles, including portions of Allegheny, Armstrong, Butler, and Westmoreland counties in western Pennsylvania. Over the past decade, our ILEC territory has experienced population growth as the suburban communities in its territory have been expanding (the southernmost point of this territory is only 12 miles from Pittsburgh). For similar reasons, the ILEC has benefited from growth in business activity and favorable market demographics. As of December 31, 2009, 54,778, or 22.1%, of our local access lines are located in our Pennsylvania ILEC territory.
Our Pennsylvania CLEC assets provide telecommunications and broadband services south of our ILEC territory to customers in the metropolitan Pittsburgh area, and to the north of the ILECs territory in the City of Butler and surrounding areas.
Broad product offerings and bundling of services
We are able to leverage our long-standing relationship with our customers by offering them a broad suite of telecommunications and information services that enables us to pursue increased revenue per access line by selling additional services through a bundling strategy, that includes our triple play offering of voice, DSL, and IPTV services. Our residential and business customers have access to a broad array of competitively priced advanced television programming, data, and voice service choices with a single point of contact. In addition to providing local and long-distance telephone service, customers can choose multiple speeds of DSL service and IPTV programming with over 230 all-digital channels, 50 high-definition (“HD”) offerings, and digital video recorder (“DVR”) services. We also offer custom calling services, carrier access services, VOIP service to residential and business customers, and directory publishing.

By bundling our service offerings, we are able to offer and sell a more complete package of services, which we believe simultaneously increases our average revenue per user (“ARPU”) and adds value for the consumer. We also believe that bundling leads to increased customer loyalty and retention. As of December 31, 2009, we had 56,856 customers who subscribed to service bundles that included local service and a selection of other services including custom calling features, DSL, and IPTV.
Experienced management team with proven track record
With an average of over 25 years of experience in both regulated and non-regulated telecommunications businesses, our management team has demonstrated that it can deliver profitable growth while providing high levels of customer satisfaction. Specifically, our management team has a proven track record of:
•	Providing superior quality services to rural customers in a regulated environment;
•	Implementing successful business acquisitions and integrations; and
•	Launching and growing new services, such as DSL and IPTV, along with managing CLEC businesses and complementary services, such as transport, business systems and directory publishing.
Generally supportive regulatory environment
As a RLEC, we benefit from federal and Texas and Pennsylvania state subsidies designed to promote “universal service”, or widely available quality telephone service at affordable prices in rural areas. For the year ended December 31, 2009, we received $34.6 million in payments from the federal universal service fund, $16.2 million from the Texas universal service fund, and $5.2 million from the Pennsylvania universal service fund. In the aggregate, these payments constituted 13.8% of our total revenues in 2009. For the year ended December 31, 2008, we received $32.1 million from the federal universal service fund, $17.9 million from the Texas universal service fund, and $5.2 million from the Pennsylvania universal service fund. In the aggregate, these payments constituted 13.2% of our total revenues in 2008.
Business Strategies
Increase revenues per customer
We continue to focus on increasing our revenue per customer, primarily by improving our DSL and IPTV market penetration, increasing the sale of other value-added services, and encouraging customers to subscribe to our service bundles.
We now provide IPTV service in all of our markets. After making necessary upgrades to our network and purchasing programming content, we launched IPTV in our Pennsylvania markets in April 2008, four months after acquiring the company. All of our markets offer HD programming and DVR service that further increases our ARPU. As of December 31, 2009, over 93% of our video customers have subscribed to our triple play offering. At December 31, 2009, we had 23,127 video subscribers and the capability of offering the service to over 188,000 households in our territories.

Improve operating efficiency
Over the years, we have made significant operational improvements in our business which has resulted in significant cost savings and reductions in headcount. In particular, we have centralized most of the business and back office operations from our acquisitions into one functional organization with common work groups, processes, and systems removing redundant costs. During 2009, we completed the conversion of our Pennsylvania ILEC billing system to the common platform used by our Illinois and Texas operations. We have consolidated most of our principal accounting functions to our Illinois corporate office. We also completed combining two separate network operation centers into one. We are also currently in the process of realigning our customer care centers, decreasing the number of such centers from six to two. When completed, we will have one residential customer care center in Texas and one business customer care center in Illinois. Because of these efficiencies, we are better able to deliver a consistent customer experience and service our customers in a more cost-effective manner. We have also identified several “fast track” projects that allowed us to improve our cost structure while launching new products and improving the customer experience.
Maintain capital expenditure discipline
Across all of our territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital. For example, specific investments in our IP core and access networks allow us to continue to have significant flexibility to expand our new service offerings, such as IPTV and VOIP services in a very cost-efficient manner while maintaining our reputation as a high-quality service provider.
Pursue selective acquisitions
We have in the past taken, and expect to continue to take in the future, a disciplined approach in pursuing the acquisition of access lines or operating companies. When we evaluate potential transactions, important considerations include whether or not:
•	The market is attractive;
•	The network is of appropriate quality;
•	We can integrate the acquired company efficiently;
•	There are significant potential operating synergies; and
•	The transaction is cash flow accretive from day one.
Competition
Competition continues to increase for telecommunications and information services. Technological advances have expanded the types and uses of services and products available. In addition, lack of or a reduced level of regulation of comparable alternatives (e.g., cable, wireless and VOIP providers) has lowered costs for these alternative communications service providers. As a result, we face heightened competition as well as some new opportunities in significant portions of our business. We expect competition to remain a significant factor affecting our operating results in 2010 and beyond. See “Item 1A — Risk Factors — Risks Relating To Our Business — The Telecommunications Industry is Constantly Changing and Competition is Increasing”.
Local telephone market
In general, telecommunications service in rural areas is more costly to provide than service in urban areas; the lower customer density necessitates higher capital expenditures on a per-customer basis. As a result, it generally is not economically viable for new entrants to overlap existing networks in rural territories.

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
Mediacom, which serves portions of our Illinois territories, offers VOIP that competes with our basic voice services. In 2008, NewWave Communications launched a competing voice product in the portions of our Illinois territory not served by Mediacom. In addition, both Suddenlink and Comcast, cable competitors in Texas, launched a competing voice product in 2008. These companies also compete with us for customers interested in video and DSL services. In our Pennsylvania territory, each of the two incumbent cable providers, Armstrong and Comcast, offer a competitive VOIP service. In all markets, our competitors offer aggressive triple play packages of voice, video, and broadband service. In general, cable companies have modern networks and the capacity to serve a substantial number of customers. We estimate that cable companies now cover 85% of our territory.
Wireless service
Rural telephone companies usually face less wireless competition than non-rural providers of voice services because wireless networks in rural areas generally are less developed. Our service areas in Conroe and Katy, Texas are exceptions to this general rule because they are close to Houston. As a result, we are facing increased competition from wireless service providers in those markets. Our Pennsylvania markets are also exposed to increased competition from wireless service providers because of the concentration of interstate and major highways in the territory. We have experienced the loss of access lines by customers choosing to eliminate their wireline service in favor of a wireless provider. We believe that wireless substitution will continue to be a competitive threat in the years to come.
Internet service
The Internet services market is highly competitive and there are few barriers to entry. Internet services—meaning wired and wireless Internet access and online content services—are provided by cable providers, Internet service providers, long-distance carriers, and satellite-based companies. Many of these companies provide direct access to the Internet and a variety of supporting services. In addition, many companies offer access to closed, proprietary information networks.

Cable providers have aggressively entered the Internet access market over the last few years, and have substantial transmission capabilities, traditionally carry data to large numbers of customers, and have a billing system infrastructure that permits them to add new services. Industry sources expect, and we agree, that competition for Internet services will continue to be very competitive.
Long-distance service
The long-distance telecommunications market is highly competitive. Competition in the long-distance business is based primarily on price, although service bundling, branding, customer service, billing service, and quality all influence customers’ choices.
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
At the federal level, the FCC generally exercises jurisdiction over facilities and services of local exchange carriers, such as our rural telephone companies, to the extent they are used to provide, originate, or terminate interstate or international communications. The FCC has the authority to condition, modify, cancel, terminate, or revoke our operating authority for failure to comply with applicable federal laws or FCC rules, regulations, and policies. Fines or penalties also may be imposed for any of these violations.
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
The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers. All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers. Local exchange carriers, including our rural telephone companies, are required to:
•	Allow other carriers to resell their services;
•	Provide number portability where feasible;
•	Ensure dialing parity, meaning that consumers can choose their default local or long-distance telephone company without having to dial additional digits;
•	Ensure that competitors’ customers receive non-discriminatory access to telephone numbers, operator service, directory assistance, and directory listings;
•	Afford competitors access to telephone poles, ducts, conduits, and rights-of-way; and
•	Establish reciprocal compensation arrangements with other carriers for the transport and termination of telecommunications traffic.
Furthermore, the Telecommunications Act imposes on incumbent telephone companies (other than rural telephone companies that maintain their so-called “rural exemption” as our subsidiaries do) additional obligations to:
•	Negotiate interconnection agreements with other carriers in good faith;
•
Interconnect their facilities and equipment with any requesting telecommunications carrier, at any technically feasible point, at non-discriminatory rates and on non-discriminatory terms and conditions;

•	Offer their retail services to other carriers for resale at discounted wholesale rates;
•
Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability; and

•
Provide, at rates, terms, and conditions that are just, reasonable, and non-discriminatory, for the physical collocation of other carriers’ equipment necessary for interconnection or access to UNEs at the premises of the incumbent telephone company.

Access charges
A significant portion of our rural telephone companies’ revenues come from network access charges paid by long-distance and other carriers for using our companies’ local telephone facilities for originating or terminating calls within our service areas. The amount of network access charge revenues our rural telephone companies receive is based on rates set or approved by federal and state regulatory commissions, and these rates are subject to change at any time.
Intrastate network access charges are regulated by state commissions. Network access charges in our Illinois market currently mirror interstate charges for everything but local switching. Interstate and intrastate network access charges in our Pennsylvania market also are very similar. In contrast, as required by Texas regulators, our Texas rural telephone companies impose significantly higher network access charges for intrastate calls than for interstate calls.
The FCC regulates the prices we may charge for the use of our local telephone facilities to originate or terminate interstate and international calls. The FCC has structured these prices as a combination of flat monthly charges paid by customers and both usage-sensitive (per-minute) charges and flat monthly charges paid by long-distance or other carriers.
The FCC regulates levels of interstate network access charges by imposing price caps on Regional Bell Operating Companies, referred to as RBOC’s, and other large incumbent telephone companies. These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings. Incumbent telephone companies, such as our local telephone companies, may elect to base network access charges on price caps, but are not required to do so.
Historically, all of our rural telephone companies had elected not to apply federal price caps. Instead, they employed a rate-of-return regulation for their network interstate access charges, whereby they earned a fixed return on their investment over and above operating costs. In December 2007, we filed a petition with the FCC seeking to permit our Illinois and Texas companies to convert to price cap regulation. Our petition was approved on May 6, 2008, and was effective on July 1, 2008. This conversion gives us greater pricing flexibility for interstate services, especially the increasingly competitive special access segment. It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services. On the other hand, we were required to reduce our interstate access charges in Illinois significantly, and because our Illinois intrastate access charges generally mirror interstate rates, this conversion also resulted in lower intrastate revenues in Illinois. In addition, we now receive somewhat reduced subsidies from the interstate Universal Service Fund program.
Our Pennsylvania rural telephone company is an average schedule rate-of-return company, which means its interstate access revenues are based upon a statistical formula developed by the National Exchange Carrier Association (“NECA”) and approved by the FCC, rather than upon its actual costs. In its 2006 and 2007 annual revisions of the average schedule formulas, NECA proposed and the FCC approved structural changes that were fully phased-in during 2008, reducing our Pennsylvania rural telephone company’s annual interstate revenues by approximately $3.7 million compared to periods prior to the phase-in of the structural changes. The NECA and the FCC may make further changes to the formulas in future years, which could have an additional impact on our revenues. Our Pennsylvania rural telephone company has the option to become a cost company, meaning its rates would be subject to its own individual cost and demand data studies, but this option would be irrevocable if exercised. We cannot predict whether or when it would be advantageous to make this conversion.

Traditionally, regulators have allowed network access rates for rural areas to be set higher than the actual cost of terminating or originating long-distance calls as an implicit means of subsidizing the high cost of providing local service in rural areas. Following a series of federal court decisions ruling that subsidies must be explicit rather than implicit, the FCC adopted reforms in 2001 that reduced per-minute network access charges and shifted a portion of cost recovery, which historically was imposed on long-distance carriers, to flat-rate, monthly subscriber line charges imposed on end-user customers. While the FCC also increased explicit subsidies to rural telephone companies through the universal service fund, the aggregate amount of interstate network access charges paid by long-distance carriers to access providers, such as our rural telephone companies, has decreased and may continue to decrease. The FCC has been considering further changes to interstate network access charges since 2001, and has requested public comments on several different approaches to the issue, but has not yet taken action on any of these proposals. We continue to actively participate in shaping intercarrier compensation and universal service reforms through our own efforts as well as through industry associations and coalitions.
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
In recent years, carriers have become more aggressive in disputing the FCC’s interstate access charge rates and the application of access charges to their telecommunications traffic. We believe these disputes have increased in part because advances in technology have made it more difficult to determine the identity and jurisdiction of traffic, giving carriers an increased opportunity to challenge access costs for their traffic. For example, in September 2003, Vonage Holdings Corporation filed a petition with the FCC to preempt an order of the Minnesota Public Utilities Commission asserting jurisdiction over Vonage. The FCC determined that it was impossible to divide Vonage’s VOIP service into interstate and intrastate components without negating federal rules and policies. Accordingly, the FCC found it was an interstate service not subject to traditional state telephone regulation. While the FCC order did not specifically address whether intrastate access charges were applicable to Vonage’s VOIP service, the fact that the service was found to be solely interstate raises that concern. We cannot predict what other actions other long-distance carriers may take before the FCC or with their local exchange carriers, including our rural telephone companies, to challenge the applicability of access charges. We have not received any such claims to date, but we cannot guarantee that none will arise. Due to the increasing deployment of VOIP services and other technological changes, we believe these types of disputes and claims are likely to increase.
Unbundled network element rules
The unbundling requirements have been some of the most controversial provisions of the Telecommunications Act. In its initial implementation of the law, the FCC generally required incumbent telephone companies to lease a wide range of UNE’s to CLEC’s. Those rules were designed to enable competitors to deliver services to their customers in combination with their existing networks or as recombined service offerings on an unbundled network element platform, commonly known as UNE-P, which allowed competitors with no facilities of their own to purchase all the elements of local telephone service from the incumbent and resell them to customers. These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on the incumbent telephone companies and made it easier for customers to shift their business to other carriers. After a court challenge and a decision vacating portions of the UNE rules, the FCC issued revised rules in February 2005 that reinstated some unbundling requirements for incumbent telephone companies that are not protected by the rural exemption, but eliminated the UNE-P option and certain other unbundling requirements.

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas. As discussed above, the Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements. However, the Telecommunications Act provides that the rural exemption will cease to apply as to competing cable companies if and when the rural carrier introduces video services in a service area. In that event, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect. Since each of our subsidiaries now provides video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas. Additionally, in Texas, the PUCT has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies. We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.
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
The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILECs have rural exemptions. Our Pennsylvania CLEC operations were not significantly affected by the 2005 changes to the UNE rules because they use their own switching for business customers that are served by high capacity loops. In July 2008, our Pennsylvania CLEC renewed, for a three-year term, a commercial agreement with Verizon that sets the terms of the pricing and provisioning of lines previously served utilizing UNE-P, including Verizon switching service. Our Pennsylvania CLEC currently provisions 3.63% of our CLEC access lines utilizing this commercial arrangement. Although the costs for this arrangement will increase over time pursuant to the terms of the agreement, our relatively low use of Verizon’s switching and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure. The CLEC has experienced moderate increases in the overall cost to provision high-capacity loops, interoffice transport facilities, and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.
In 2006, Verizon filed a petition requesting that the FCC to refrain from applying a number of regulations to the Verizon operations in six major metropolitan markets, including the Pittsburgh market area. Among other things, Verizon urged the FCC to forbear from applying loop and transport unbundling regulations, claiming there was sufficient competition in the Pittsburgh market to mitigate the need for these rules. The FCC denied Verizon’s petition in December 2007, but a federal court of appeals remanded this decision to the FCC for further analysis in 2009. If the FCC grants this remanded petition or any similar forbearance petitions in markets in which our CLEC operates, our cost to obtain access to loop and transport facilities could increase substantially.

Promotion of universal service
In general, telecommunications service in rural areas is more costly to provide than service in urban areas. The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain. By supporting the high cost of operations in rural markets, federal universal service fund subsidies promote widely available, quality telephone service at affordable prices in rural areas. In 2009, we received $56.0 million in aggregate payments from the federal universal service fund, the Pennsylvania universal service fund and the Texas universal service fund. In 2008, we received $55.2 million from the federal universal service fund, the Pennsylvania universal service fund and the Texas universal service fund.
Federal universal service fund subsidies are paid only to carriers that are designated eligible telecommunications carriers, or ETCs, by a state commission. Each of our rural telephone companies has been designated an ETC. However, under FCC rules prior to 2008, competitors could obtain the same level of federal universal service fund subsidies as we do, per line served, if the applicable state regulator determined that granting such federal universal service fund subsidies to competitors would be in the public interest and the competitors offer and advertise certain services as required by the Telecommunications Act and the FCC. The ICC has granted several petitions for ETC designations, but to date no other ETCs are operating in our Illinois service area. We are not aware that any carriers have filed petitions to be designated an ETC in our Pennsylvania or Texas service areas. In May 2008, the FCC adopted an interim cap on payments to ETCs that are not incumbent telephone companies, based on the payments received by such companies in March 2008, which reduces (but does not eliminate) the incentive for ETCs to seek to compete against our rural telephone companies.
The formula the FCC uses to calculate universal service fund subsidies is in flux. In November 2007, the Federal-State Joint Board on Universal Service offered some proposals to the FCC to address the long-term reform issues facing the high-cost universal service support system and to make fundamental revisions in the structure of existing universal service mechanisms. In November 2008, the FCC declined to adopt any of the Joint Board’s proposals, but it continues to study universal service reform. It is widely reported that the FCC’s National Broadband Plan, to be released on March 16, 2010, will include proposals for reforming the universal service fund, which most likely will result in the initiation of new rulemaking proceedings to implement the proposals.
We cannot predict the outcome of any FCC rulemaking or similar proceedings. The outcome of any proceeding or other legislative or regulatory changes could affect the amount of universal service support our rural telephone companies receive.
State regulation of CCI Illinois
Our Illinois Telephone Operations’ long-distance, operator services, and payphone services subsidiary holds the necessary certifications in Illinois (and the other states in which it operates). This subsidiary is required to file tariffs with the ICC, but generally can change the prices, terms, and conditions stated in its tariffs on one day’s notice, with prior notice of price increases to affected customers. Our Illinois Telephone Operations’ other services are not subject to any significant state regulations in Illinois, and our Other Illinois Operations are not subject to any significant state regulation outside of any specific contractually imposed obligations.

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
The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and can require our Illinois rural telephone company to take actions to ensure that it meets its statutory obligation to provide reliable local exchange service. For example, as part of its approval of the reorganization we implemented in connection with our 2005 IPO, the ICC imposed various conditions, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if ICTC fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics, and (2) the requirement that ICTC have access to $5.0 million or its currently approved capital expenditure budget (whichever is higher) for each calendar year through a combination of available cash and credit facilities. During 2009, we satisfied each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.
The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on at least three occasions since 1985. Most recently, in 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ICC to replace the existing system of individual town franchises. This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services. The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the new law. Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future. The Illinois General Assembly concluded its session in May 2009 and made no additional changes to the current state telecommunications law, which currently has a sunset date of July 1, 2009. We expect that the Illinois legislature will consider additional amendments in 2010.
State regulation of CCI Texas
Our Texas rural telephone companies are each certified by the PUCT to provide local telephone services in their respective territories. In addition, our Texas long-distance and transport subsidiaries are registered with the PUCT as interexchange carriers. The transport subsidiary also has obtained a service provider certificate of operating authority (“SPCOA”) to better assist the transport subsidiary with its operations in municipal areas. Recently, to assist with expanding services offerings, Consolidated Communications Enterprise Services, Inc. also obtained an SPCOA from the PUCT. While our Texas rural telephone company services are extensively regulated, our other services, such as long-distance and transport services, are not subject to any significant state regulation.
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

Currently, both of our Texas rural telephone companies have immunity from adjustments to their rates, including their intrastate network access rates, because they elected “incentive regulation” under the Texas Public Utilities Regulatory Act (“PURA”). In order to qualify for incentive regulation, our rural telephone companies agreed to fulfill certain infrastructure requirements. In exchange, they are not subject to challenge by the PUCT regarding their rates, overall revenues, return on invested capital, or net income.
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
In September 2005, the Texas legislature adopted significant telecommunications legislation. Among other things, this legislation created a statewide video franchise for telecommunications carriers; established a framework to deregulate the retail telecommunications services offered by incumbent local telecommunications carriers, and imposed concurrent requirements to reduce intrastate access charges; and directed the PUCT to initiate a study of the Texas Universal Service Fund. The PUCT study submitted to the legislature in 2007 recommended that the Small Company Area High-Cost Program, which covers our Texas telephone companies, should be reviewed by the PUCT from a policy perspective regarding basic local telephone service rates and lines eligible for support. The PUCT has only addressed the large company fund and has no immediate plans to conduct a small company review. The Texas legislature may address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2011 legislative session.
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

State regulation of CCI Pennsylvania
The PAPUC regulates the rates, the system of financial accounts for reporting purposes, and certain aspects of service quality, billing procedures and universal service funding, among other things, related to our rural telephone company and CLEC’s provision of intrastate services. In addition, the PAPUC sets the rates and terms for interconnection between carriers within the guidelines ordered by the FCC.
Price regulation in Pennsylvania
Pennsylvania intrastate rates are regulated under a statutory framework referred to as Act 183. Under this statute, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases. In return, we have committed to continue to upgrade our network to ensure that all its customers would have access to broadband services, and to deploy a ubiquitous broadband (defined as 1.544 mbps) network throughout our entire service area by December 31, 2008, which we did.
Pennsylvania universal service and access charges
On September 30, 1999, as part of a proceeding that resolved a number of pending issues, the PAPUC ordered ILECs, including our Pennsylvania property, to rebalance and reduce intrastate toll and switched access rates. In that same order, the PAPUC also created a Pennsylvania Universal Service Fund (PAUSF) to help offset the resulting loss of ILEC revenues. In 2003, the PAPUC ordered ILECs to further rebalance and reduce intrastate access charges and left the PAUSF in place pending further review. In 2008, our Pennsylvania ILECs annual receipts from and contributions to the PAUSF total $5.2 million and $0.3 million, respectively. Our Pennsylvania CLEC receives no funding from the PAUSF but currently contributes $0.2 million annually. Since Act 183 was adopted in 2004, the PAPUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis.
In 2004, PAPUC instituted a third review of access charges. This proceeding may affect access charge rates for both our Pennsylvania ILEC and CLEC properties, as well as the amount of funding that our ILEC receives from the PAUSF and the amounts that both companies contribute to that fund. Since 2004, the PAPUC has twice agreed to stay those proceedings while awaiting an FCC ruling in its Unified Compensation docket. The request for a third stay is now pending before the PAPUC and is opposed by several parties. Parties have filed testimony and the PAPUC held the first round of hearings beginning in February 2009. It is not known when the PAPUC will rule. During the period of the stay, the current PAUSF continues under the existing regulations.
Local government authorizations
In Illinois, we historically have been required to obtain franchises from each incorporated municipality in which our rural telephone company operates. An Illinois state statute prescribes the fees that a municipality may impose for the privilege of originating and terminating messages and placing facilities within the municipality. Our Illinois Telephone Operations also may be required to obtain permits for street opening and construction, or for operating franchises to install and expand fiber optic facilities. These permits or other licenses or agreements typically require the payment of fees.

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
Broadband and Internet regulatory obligations
To date, the FCC has treated ISPs as enhanced service providers rather than common carriers. As a result, ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal universal service fund. Currently, there is a relatively limited body of law and regulation that governs access to, or commerce on, the Internet, including such matters as protection of children from exposure to indecent content, and protection of private consumer data. As the Internet usage increases, government at all levels may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is reviewing the appropriate regulatory framework governing high speed access to the Internet through telephone and cable providers’ communications networks. We cannot predict the outcome of these proceedings, and they may affect our regulatory obligations and the form of competition for these services.
In 2005, the FCC adopted a comprehensive regulatory framework for facilities-based providers of wireline broadband Internet access service after determining that such service is an information service. This decision places the federal regulatory treatment of DSL service in parity with the federal regulatory treatment of cable modem service. Facilities-based wireline carriers are permitted to offer broadband Internet access transmission arrangements for wireline broadband Internet access services on a common carrier basis or a non-common carrier basis. Revenues from wireline non-common carrier broadband Internet access service are not subject to assessment for the federal universal service fund.
VOIP can be used to carry voice communications over a broadband Internet connection. The FCC has ruled that some VOIP arrangements are not subject to regulation as telephone services. In particular, in 2004, the FCC ruled that certain VOIP services are jurisdictionally interstate, which means that states cannot regulate those applications or the service providers. A number of state regulators filed judicial challenges to that decision. Expanded use of VOIP technology could reduce the access revenues received by local exchange carriers like our ILECs and our CLEC. We cannot predict whether or when VOIP providers may be required to pay or be entitled to receive access charges, the extent to which users will substitute VOIP calls for traditional wireline communications, or the impact of the growth of VOIP on our revenues.
Video service over broadband is lightly regulated by the FCC and states. Such regulation is limited to company registration, broadcast signal call sign management, fee collection, service and billing requirements and administrative matters such as Equal Employment Opportunity reporting. IPTV rates are not regulated.

American Recovery and Reinvestment Act of 2009
The American Recovery and Reinvestment Act of 2009 (“ARRA”) allowed for two major telecommunications activities to occur, the first is to create $4 billion in grants and loans to help build broadband infrastructure which will be administered by the Department of Agriculture’s Rural Utilities Service (“RUS”) and the Commerce Department’s National Telecommunications and Information Administration (“NTIA”). The second is to have the FCC develop a national broadband plan.
Broadband Stimulus (ARRA)
The ARRA program administered by NTIA is primarily a grant program, and RUS is a grant and loan program. Both have specific target areas and directives and are required by Congress to complete the application and funding process by September 2010. They are in the process of completing round one and will begin round two in March 2010. Consolidated reviewed both program opportunities for round one and determined that neither made economic sense to pursue at this time. There were several companies that applied for stimulus dollars in our territories that we provided comments on to NTIA and RUS. The outcome of round one applications is still being determined.
National Broadband Plan
On April 8, 2009, the FCC began the process of developing a national broadband plan that will seek to ensure that every American has access to broadband capability. ARRA requires the plan to address four major areas of broadband deployment and use; (1) Ensure broadband access to all Americans effectively and efficiently, (2) Affordability and utilization, (3) Status of deployment and (4) broadband advancement on civic and public services. The plan, which is due to be released on March 16, 2010, likely will propose changes to a number of FCC policies and regulations in an effort to promote these goals.
Item 1A. Risk Factors
Risks Relating to Current Economic Conditions
The current volatility in economic conditions and the financial markets may adversely affect our industry, business, and financial performance.
Beginning in 2008, economic conditions caused unprecedented disruptions in the financial markets, including volatility in asset values and constraints on the availability of credit. At the same time, the U.S. economy entered into a recession. While we are unable in certain instances to quantify the impact of these factors on our business or results of operations, the current economic and financial market conditions have accentuated each of the risks discussed below and magnified their potential effect on us. Moreover, disruptions in the financial markets could adversely affect our ability to obtain additional credit or refinance existing loans.

Unfavorable changes in financial markets could adversely affect pension plan investments resulting in material funding requirements to meet our pension obligations.
Our pension plans have investments in marketable securities, including marketable debt and equity securities, whose values are exposed to changes in the financial markets. During 2008, the fair market value of these investments declined materially. As a result, we were required in 2009 to make significant cash contributions to our pension funds. Although the value of these pension investments increased in 2009 as the market in general recovered, we expect that we will continue to make future cash contributions to the plans, the amount and timing of which will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan. Returns generated on plan assets have historically funded a large portion of the benefits paid under these plans. Continued returns below the estimated long-term rate of return could significantly increase our contribution requirements, which could adversely affect cash flows from operations.
Weak economic conditions in our service areas could cause us to lose subscriber connections and revenues.
Substantially all of our customers and operations are located in Illinois, Pennsylvania, and Texas. Our customer base is small and geographically concentrated, particularly for residential customers. Because of our geographic focus, the successful operation and growth of our business depends primarily on economic conditions in the service areas of our rural telephone companies. The economies of these areas, in turn, are dependent upon many factors, including:
•	Demographic trends;
•	In Illinois, the strength of the agricultural markets and the light manufacturing and services industries, continued demand from universities and hospitals, and the level of government spending;
•	In Pennsylvania, the strength of small- to medium-sized businesses, healthcare, and education spending; and
•	In Texas, the strength of the manufacturing, healthcare, waste management, and retail industries and continued demand from schools and hospitals.
Downturns in the economic conditions in the markets we serve could cause our existing customers to reduce their purchases of our services and make it difficult for us to obtain new customers which could negatively impact local access lines and revenues.
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
While our estimated cash available to pay dividends for the year ended December 31, 2009, was sufficient to pay dividends in accordance with our dividend policy, if our future estimated cash available were to fall below our expectations, or if our assumptions as to estimated cash needs prove incorrect, we may need to:
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
As a holding company, we have no direct operations, and our principal assets are the equity interests we hold in our subsidiaries. However, our subsidiaries are legally distinct and have no obligation to transfer funds to us. As a result, we are dependent on our subsidiaries’ results of operations, existing and future debt agreements, governing state law and regulatory requirements, and the ability to transfer funds to us to meet our obligations and to pay dividends.
Restrictions in our debt agreements or applicable state legal and regulatory requirements may prevent us from paying dividends.
Our ability to pay dividends will be restricted by current and future agreements governing our debt, including our credit agreement, as well as the corporate law and regulatory requirements in several states.
Based on the results of operations from October 1, 2005, through December 31, 2009, we would have been able to pay a dividend of $110.4 million under the restricted payment covenants in our credit agreement. After giving effect to the dividend of $11.5 million, which was declared in November 2009 and paid in February 2010, we could pay a dividend of $98.9 million under the credit facility.
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
We expect that our estimated tax payments related to our federal income tax liability will increase in the future as we have utilized all of our federal net operating losses, which may reduce the amount of cash available to pay dividends.
Under the Internal Revenue Code, a corporation that incurs losses in excess of taxable income (known as a “net operating loss,” or NOL) generally may carry the loss back or forward and use it to offset taxable income in a different period. We have utilized all our federal net operating losses, net of valuation allowances, that we can carry forward to future periods. Since our NOLs have been used or have expired, we will be required to pay additional cash income taxes. The increase in our cash income tax liability may reduce the amount of cash available to pay dividends and could require us to reduce the amount of dividends we pay in the future.

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
We also are subject to laws that may have a similar effect. For example, federal, Illinois, and Pennsylvania telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval. Similarly, Section 203 of the Delaware General Corporation Law restricts our ability to engage in a business combination with an “interested stockholder.” These laws and regulations make it difficult for another company to acquire us, and therefore could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that we may issue in the future.

The concentration of the voting power of our common stock could limit a shareholder’s ability to influence corporate matters.
On December 31, 2009, Central Illinois Telephone, which is controlled by our Chairman, Richard A. Lumpkin, owned approximately 14.2% of our common stock, and our executive management and directors (excluding Mr. Lumpkin) owned approximately 2.4%. As a result, these investors will be able to significantly influence all matters requiring stockholder approval, including:
•	The election of directors;
•	Significant corporate transactions, such as a merger or other sale of our company or its assets;
•	Acquisitions that increase our indebtedness or the sale of revenue-generating assets;
•	Corporate and management policies;
•	Amendments to our organizational documents; and
•	Other matters submitted to our stockholders for approval.
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
As of December 31, 2009, we had $880.0 million of total long-term debt outstanding, excluding the current portion, and $80.7 million of stockholders’ equity. This amount of leverage could have important consequences, including:
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
We currently expect our cash interest expense to be approximately $51.0 million to $54.0 million in 2010. Interest expense rose significantly beginning in 2008 after the North Pittsburgh acquisition as a result of the additional indebtedness incurred. We cannot guarantee that we will generate sufficient revenues to service and repay our debt and have adequate funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets, or pay dividends to our stockholders.

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
As of December 31, 2009, our credit agreement would have permitted us to incur approximately $101.2 million of additional debt. However, additional debt would exacerbate the risks described above.
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
Risks Relating to Our Business
The telecommunications industry is constantly changing and competition is increasing.
The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including:
•	Increased competition within established markets from providers that may offer competing or alternative services;
•	The blurring of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long-distance, wireless, cable, and data and Internet services; and
•	An increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets.
We expect competition to intensify as a result of new competitors and the development of new technologies, products, and services. Consequently, we may need to spend significantly more in capital expenditures than we currently anticipate to keep existing customers and to attract new ones.
Many of our voice and data competitors, such as cable providers, Internet access providers, wireless service providers, and long-distance carriers, have substantially larger operational and financial resources, own larger and more diverse networks, are subject to less regulation and have superior brand recognition. In addition, due to consolidation and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time. Competition could adversely affect us in several ways including the loss of customers and resulting revenue and market share, the possibility of customers reducing their usage of our services or shifting to less profitable services, our need to lower prices or increase marketing expenses to remain competitive and our inability to diversify by successfully offering new products or services.
The use of new technologies by other companies may increase our costs and cause us to lose customers and revenues.
The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions, and evolving industry standards. Technological developments may make our services less competitive. We may need to respond by making unbudgeted upgrades or significant capital expenditures or by developing additional services, which could be expensive and time consuming. If we fail to respond successfully to technological changes or obsolescence, or fail to make use of important new technologies, we could lose customers and revenues and be limited in our ability to attract new customers. The successful development of new services, which is an element of our business strategy, is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services, which would reduce our profitability. We cannot predict the effect of these changes on our competitive position, costs, or profitability.

In addition, we expect that an increasing amount of our revenues will come from providing DSL, VOIP and IPTV services. The market for high-speed Internet access is still developing, and we expect current competitors and new market entrants to introduce competing services and to develop new technologies. Likewise, the ability to deliver high-quality video service over traditional telephone lines is a recent advance that is still developing. The markets for these services could fail to develop, grow more slowly than anticipated, or become saturated with competitors with superior pricing or services. In addition, federal or state regulators may expand their control over DSL, VOIP service and IPTV offerings. We cannot predict the outcome of these regulatory developments or how they may affect our obligations or the form of competition for these services. As a result, we could have higher costs and capital expenditures, lower revenues, and greater competition than expected for DSL, VOIP and IPTV services.
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
If we are successful in closing an acquisition, we would face several risks in integrating the acquired business. For example, we may face unexpected difficulties entering markets in which we have little or no direct prior experience or generating expected revenue and cash flow from the acquired company or assets. We have in the past incurred significant integration and restructuring costs associated with acquisitions we have completed. Although we would expect to realize efficiencies from the integration of businesses that will offset the incremental transaction, integration and restructuring costs over time, there can be no assurances that we would achieve such efficiencies to offset any expenses.
Any of these potential problems could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness, and pay dividends.
A system failure could cause delays or interruptions of service, which could cause us to lose customers.
We have in the past experienced short, localized disruptions in our service due to factors such as cable damage, inclement weather, and service failures by our third-party service providers. To be successful, we need to continue to provide our customers reliable service over our network. The principal risks to our network and infrastructure include physical damage to our central offices or local access lines, power surges or outages, software defects, and other disruptions beyond our control.
Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

The State of Illinois is a significant customer, and our contracts with the state are favorable to the government.
In 2009, 2008 and 2007, 45.4%, 47.4%, 47.5%, respectively, of our Other Operations revenues were derived from our relationships with various agencies of the State of Illinois—principally the Department of Corrections through Public Services. Our relationship with the Department of Corrections accounted for 91.2%, 91.6% and 93.5% of our Public Services revenues during 2009, 2008, and 2007, respectively. Our relationship (initially through our predecessor) with the Department of Corrections has continued uninterrupted since 1990, despite changes in government administrations. Nevertheless, obtaining contracts from government agencies is challenging, and government contracts often include provisions that are favorable to the government in ways that are not standard in private commercial transactions. Specifically, each of our contracts with the State of Illinois:
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
We have employees who are covered by collective bargaining agreements and could be adversely affected by labor disputes.
At December 31, 2009, approximately 52% of our employees were covered by collective bargaining agreements. These employees are hourly workers located in all of our service territories and are represented by various unions and locals. Our existing collective bargaining agreements begin expiring in 2010 and continue to expire through 2012. While we believe our relations with the unions representing these employees are good, any protracted labor disputes or labor disruptions by any of our employees could have a significant negative effect on our financial results and operations.
If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.
We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments, and transit authorities. We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms. Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks. This would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses, and permits may result in an event of default under our credit agreement.

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
A significant portion of our ILECs’ revenues come from network access charges paid by long-distance and other carriers for using our local telephone facilities to originate or terminate long-distance calls in our service areas. The amount of network access charge revenues that our ILECs receive is based on interstate rates set by the FCC and intrastate rates set by state regulators. The FCC has reformed, and continues to reform, the federal network access charge system.
The FCC is currently considering sweeping potential changes in network access charges including switched access, special access and broadband services. Depending on the FCC’s decisions, our network access charge revenues could decline materially. We do not know whether increases in other revenues, such as subsidies and monthly line charges, will effectively offset any reductions in access charges. The state regulators also may make changes in our intrastate network access charges that could reduce our revenues. To the extent regulators permit competitive telephone companies to increase their operations in the areas served by our rural telephone companies, a portion of long-distance and other carriers’ network access charges will be paid to those competitors rather than to our companies. Finally, the compensation our companies receive from network access charges could be reduced due to competition from wireless carriers.

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
The federal and state systems of subsidies, which constitute a significant portion of our revenues, may be modified. During the last two years, the FCC has modified the federal universal service fund system to change the sources of support and the method for determining the level of support that will be distributed. The FCC is considering proposals for additional changes to the federal universal service fund. These issues may become the subject of legislative amendments to the Telecommunications Act. In addition, the Pennsylvania PUC has a proceeding to review its state universal service fund program. As part of the proceeding, the Commission could attempt to override the current Pennsylvania statute 183 which provides for revenue offsets for any reduction to intrastate access.
If our rural telephone companies do not continue to receive federal and state subsidies, or if these subsidies are reduced, these subsidiaries likely will have lower revenues and may not be able to operate as profitably as they have in the past.
Proposed access and universal service reforms could have an adverse impact on our revenues.
When the FCC issues its National Broadband Plan on March 16, 2010, it is expected to include proposals for comprehensive reform in the areas of access and universal service regimes, the treatment of VoIP traffic, broadband services and net neutrality, all of which could have an adverse impact on our revenues.
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
Currently, there is only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the Internet usage continues to grow, governments at all levels may adopt new rules and regulations or find new ways to apply existing laws and regulations. The FCC currently is reviewing the appropriate regulatory framework governing broadband consumer protections for high-speed Internet access through telephone and cable providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services, which could have a material adverse effect on our revenues.
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
Our operations and properties are subject to federal, state, and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage, and disposal of hazardous materials, asbestos, and petroleum products. We also are subject to laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including:
•
Hazardous materials may have been released at properties that we currently own or formerly owned (perhaps through our predecessors). Under certain environmental laws, we could be held liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties, and for contamination associated with disposal by us or our predecessors of hazardous materials at third-party disposal sites.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters and most of the administrative offices for our Telephone Operations are located in Mattoon, Illinois.

We lease properties pursuant to agreements that expire at various times between 2010 and 2015. The following chart summarizes the principal facilities owned or leased by us as of December 31, 2009.

			Operating segment		Approximate
		Owned/	Telephone	Other	square
Location	Primary Use	leased	Operations	Operations	footage
Gibsonia, PA	Office and switching	Owned	X	X	91,141
Conroe, TX	Regional office	Owned	X	X	51,900
Mattoon, IL	Order fulfillment	Leased		X	50,000
Mattoon, IL	Corporate office	Leased	X	X	49,100
Mattoon, IL	Operator services and operations	Owned	X	X	36,300
Charleston, IL	Communications center and office	Leased	X	X	34,000
Mattoon, IL	Operations and distribution center	Leased	X	X	30,900
Mattoon, IL	Sales and administration center	Leased	X	X	30,700
Lufkin, TX	Office and switching	Owned	X	X	28,707
Conroe, TX	Warehouse and plant	Owned	X	X	28,500
Terre Haute, IN	Communications center and office	Leased	X	X	25,450
Lufkin, TX	Communications center and office	Owned	X	X	23,190
Katy, TX	Warehouse and office	Owned	X	X	19,716
Butler, PA	Office and switching	Owned	X	X	18,564
Taylorville, IL	Communications center and office	Owned	X	X	15,900
Taylorville, IL	Operations and distribution center	Leased	X	X	14,700
Lufkin, TX	Warehouse	Owned	X	X	14,200
Cranberry Township, PA	Office and switching	Owned	X	X	13,110
Charleston, IL	Communications center and office	Owned	X	X	12,661
Litchfield, IL	Office and switching	Owned	X	X	12,190
Lufkin, TX	Office and data center	Owned	X	X	11,900
Conroe, TX	Office	Owned	X	X	10,650
Mattoon, IL	Office	Owned	X	X	10,100
In addition to the facilities listed above, we own or have the right to use approximately 710 additional properties consisting of equipment at point of presence sites, central offices, remote switching sites and buildings, tower sites, small offices, storage sites and parking lots. Some of the facilities listed above also serve as central office locations.

Item 3. Legal Proceedings
On July 10, 2009, we entered into a settlement agreement with Verizon Pennsylvania, Inc. resolving its complaint, recurring access rates and any liability issues. As a result, we reduced the previously recorded reserve we had established down to the settlement amount and recognized a gain of approximately $1.8 million during the second quarter of 2009.
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million but does not request a specific dollar amount in damages. We believe that these claims are without merit and the alleged damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint; however, the court ruled against our preliminary objections. On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner. We are currently in the discovery and deposition stage. In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments. We believe that these are violations of an FCC order regarding Salsgiver’s complaint against North Pittsburgh. We do not believe that these claims will have a material adverse impact on our financial results.
We are from time to time involved in various legal proceedings and regulatory actions arising out of our operations. We are not involved in any legal or regulatory proceedings, individually or in the aggregate (other than those described herein), that we believe would have a material adverse effect upon our business, operating results or financial condition.
Item 4. [Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for our Common Stock and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “CNSL”. As of March 3, 2009, we had 1,539 stockholders of record. Because many of our outstanding shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated:

	2009		2008
Period	High	Low	High	Low
First quarter	12.48	7.90	19.19	14.00
Second quarter	12.12	10.24	15.71	13.70
Third quarter	16.01	11.17	15.74	13.48
Fourth quarter	17.48	13.60	14.65	7.82
Our Board of Directors declared (and we paid) dividends totaling $0.38738 per share in each of the periods listed above.
Dividend Policy and Restrictions
Our Board of Directors has adopted a dividend policy that reflects its judgment that our stockholders are better served if we distribute a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining the cash or using it for investments, acquisitions, or other purposes. We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2010 but only if and to the extent declared by our Board of Directors and subject to various restrictions on our ability to do so. Dividends on our common stock are not cumulative.
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

Performance Graph
Set forth below is a line graph comparing the total stockholder return on our Common Stock since our shares began trading on the NASDAQ Global Select on July 27, 2005, with the cumulative total stockholder returns of both the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications Index and a Custom Composite Index made up of our peer group consisting of Alaska Communications, Fairpoint Communications and Iowa Telecom.
COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*
Among Consolidated Communications Holdings, The S&P 500 Index,
The Dow Jones US Fixed-Line Telecommunications Index And A Peer Group

*	$100 invested on 7/22/05 in stock or 6/30/05 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved. Copyright© 2010 Dow Jones & Co. All rights reserved.

	At December 31,
(In dollars)	2009	2008	2007	2006	2005

Consolidated	197.31	118.58	177.23	172.70	97.12
S&P Telecom Services	102.94	81.40	129.21	122.48	105.77
Dow Jones US Fixed — Line Tele.	137.54	126.59	174.36	149.99	100.47
Peer Group	39.03	26.70	92.59	199.36	115.13

Issuer Purchases of Common Stock During the Quarter Ended December 31, 2009
During the quarter ended December 31, 2009, we reacquired and cancelled 33,575 common shares surrendered by employees to pay taxes in connection with the vesting of restricted common shares issued under our stock-based compensation plan. The following table provides information about the shares reacquired:

			Total number of	Maximum number
			Shares purchased	of shares that may
	Total number of	Average price paid	As part of publicly	yet be purchased
Purchase period	Shares purchased	Per share	announced plans	under the plans

October 2009	2,646	$15.66	n/a	n/a
November 2009	1,954	$14.20	n/a	n/a
December 2009	28,975	$16.11	n/a	n/a
Item 6. Selected Financial Data
The selected financial information set forth below has been derived from the audited consolidated financial statements of Consolidated as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. The following selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements beginning on page F-1.
The balance sheet data presented below as of December 31, 2009 and 2008, and the statement of operations data presented below for each of the years in the three-year period ended December 31, 2009, are derived from our audited consolidated financial statements beginning on page F-1. The other balance sheet data and statement of operations data is derived from our previously audited consolidated financial statements included in our prior Form 10-K filings.

	Year ended December 31,
(In millions, except per share amounts)	2009	2008	2007 (6)	2006	2005

Telephone operations revenues	$364.6	$379.0	$288.2	$280.4	$282.3
Other operations revenues	41.6	39.4	41.0	40.4	39.1

Total operating revenues	406.2	418.4	329.2	320.8	321.4

Cost of products and services (exclusive of depreciation and amortization shown separately below)	145.5	143.5	107.3	98.1	101.1
Selling, general and administrative expense	104.8	108.8	89.6	94.7	98.8
Intangible asset impairment	—	6.1	—	11.3	—
Depreciation and amortization	85.2	91.7	65.7	67.4	67.4

Income from operations	70.7	68.3	66.6	49.3	54.1

Interest expense, net (1) (2)	(57.9)	(66.3)	(46.5)	(42.9)	(53.4)
Other, net (3)	25.5	10.8	(3.4)	8.0	6.4

Income before income taxes and extraordinary item	38.3	12.8	16.7	14.4	7.1
Income tax expense	12.4	6.6	4.7	0.4	10.9

Income (loss) before extraordinary item	25.9	6.2	12.0	14.0	(3.8)
Extraordinary item, net of tax	—	7.2	—	—	—

Net income (loss)	25.9	13.4	12.0	14.0	(3.8)
Net income of noncontrolling interest (4)	1.0	0.9	0.6	0.7	0.7

Net income (loss) attributable to common stockholders (4)	24.9	12.5	11.4	13.3	(4.5)

	Year ended December 31,
(In millions, except per share amounts)	2009	2008	2007 (6)	2006	2005

Dividends on redeemable preferred shares	—	—	—	—	(10.2)
Net income (loss) applicable to common shares	$24.9	$12.5	$11.4	$13.3	$(14.7)

Income per common share—basic: (5)
Income per common share before extraordinary item	$0.84	$0.18	$0.43	$0.48	$(0.83)
Extraordinary item per share	—	0.24	—	—	—

Net income per common share—basic	$0.84	$0.42	$0.43	$0.48	$(0.83)
Basic weighted-average number of shares	29,396	29,321	25,764	27,740	17,822

Income per common share—diluted: (5)
Income per common share before extraordinary item	$0.84	$0.18	$0.43	$0.48	$(0.83)
Extraordinary item per share	—	0.24	—	—	—

Net income per common share—diluted	$0.84	$0.42	$0.43	$0.48	$(0.83)
Diluted weighted-average number of common and common equivalent shares	29,396	29,321	25,764	28,171	17,822

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$0.80

Consolidated cash flow data:
Cash flows from operating activities	$116.3	$92.4	$82.1	$84.6	$79.3
Cash flows used for investing activities	(41.6)	(48.0)	(305.3)	(26.7)	(31.1)
Cash flows used for financing activities	(47.4)	(63.3)	230.9	(62.7)	(68.9)
Capital expenditures	42.4	48.0	33.5	33.4	31.1

Consolidated Balance Sheet:
Cash and cash equivalents	$42.8	$15.5	$34.3	$26.7	$31.4
Total current assets	104.4	78.6	99.6	74.2	79.0
Net property, plant and equipment (7)	377.2	400.3	411.6	314.4	335.1
Total assets	1,223.0	1,241.6	1,304.6	889.6	946.0
Total long-term debt (including current portion) (2)(8)	880.3	881.3	892.6	594.0	555.0
Stockholders equity	80.7	75.3	159.7	118.7	202.2

Other financial data (unaudited):
Adjusted EBITDA (9)	$188.8	$189.8	$143.8	$139.8	$136.8

Other data (as of the end of the period) (Unaudited):
Local access lines
Residential	146,766	162,067	183,070	155,354	162,231
Business	100,469	102,256	103,116	78,335	79,793

Total local access lines	247,235	264,323	286,186	233,689	242,024
CLEC access line equivalents	72,681	74,687	70,063	—	—
VOIP subscribers	8,665	6,510	2,494	—	—
IPTV subscribers	23,127	16,666	12,241	6.954	2,146
ILEC DSL subscribers	100,122	91,817	81,337	52,732	39,192

Total connections	451,830	454,003	452,321	293,375	283,362

(1)
Interest expense includes amortization of deferred financing costs totaling $1.3 million for the year ended December 31, 2009, $1.4 million for 2008, $3.2 million for 2007, $3.3 million for 2006, and $5.5 million for 2005.

(2)
In connection with the acquisition of North Pittsburgh on December 31, 2007, we incurred $296.0 million new term debt, net of the repayment of existing debt. All remaining senior notes were retired on April 1, 2008.

(3)
We recognized $0.3 million and $2.8 million of net proceeds in other income in 2007 and 2005, respectively, because we received key-man life insurance proceeds relating to the passing of former TXUCV employees.

(4)
We adopted the FASB’s authoritative guidance on the presentation of noncontrolling interests in consolidated financial statements effective January 1, 2009. This presentation has been retrospectively applied to all periods presented.

(5)
We adopted the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share on January 1, 2009. This presentation has been retrospectively applied to all periods presented.

(6)
We acquired North Pittsburgh on December 31, 2007. Balance sheet and other data as of that date includes the accounts of North Pittsburgh. Our results of operations include North Pittsburgh beginning January 1, 2008.

(7)
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

(8)
In July 2006, we repurchased and retired approximately 3.8 million shares of our common stock for approximately $56.7 million, or $15.00 per share. We financed this transaction using approximately $17.7 million of cash on hand and $39.0 million of additional term-loan borrowings.

(9)
We present Adjusted EBITDA for three reasons: we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends; it provides a measure of consistency in our financial reporting; and covenants in our credit facilities contain ratios based on Adjusted EBITDA.

Adjusted EBITDA (or Consolidated EBITDA) is defined in our current credit facility as:
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
(v) all non-recurring transaction fees, charges, and other amounts related to the acquisition of North Pittsburgh (excluding all amounts otherwise included in accordance with U.S. generally accepted accounting principles (“GAAP”) in determining Adjusted EBITDA), so long as such fees, charges, and other amounts do not exceed $18 million in the aggregate;
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
(g) plus (in the case of any period ending on December 31, 2007, and any period ending during the seven immediately succeeding fiscal quarters of the Company, to the extent not otherwise included in Adjusted EBITDA) cost savings to be realized by the Company and its subsidiaries in connection with the acquisition of North Pittsburgh that are attributable to the integration of the Company’s operations and businesses in Illinois and Texas with the acquired Pennsylvania operations, which cost savings are deemed to be the amounts set forth on a schedule to the credit agreement for each such fiscal quarter; and
(h) minus interest income.

If our Adjusted EBITDA were to decline below certain levels, there may be violations of covenants in our credit facilities that are based on this measure, including our total net leverage and interest coverage ratios covenants. The consequences could include a default or mandatory prepayment or a prohibition on dividends.
We believe that net cash provided by operating activities is the most directly comparable financial measure to Adjusted EBITDA under GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP. Adjusted EBITDA is not a complete measure of profitability because it does not include costs and expenses identified above. Nor is Adjusted EBITDA a complete net cash flow measure because it does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, make capital expenditures, make acquisitions, or pay its income taxes and dividends.
The following table sets forth a reconciliation of Cash Provided by Operating Activities to Adjusted EBITDA:

	Year ended December 31,
(In millions, unaudited)	2009	2008	2007	2006	2005

Net cash provided by operating activities	$116.3	$92.4	$82.1	$84.6	$79.3
Non-cash, stock-based compensation	(1.9)	(1.9)	(4.0)	(2.5)	(8.6)
Other adjustments, net (a)	(1.0)	3.8	(9.5)	(2.0)	(18.0)
Changes in operating assets and liabilities	(2.2)	9.9	8.5	0.6	10.2
Interest expense, net	57.9	66.3	46.5	42.9	53.4
Income taxes	12.4	6.6	4.7	0.4	10.9

EBITDA (b)	181.5	177.1	128.3	124.0	127.2
Adjustments to EBITDA (c):
Integration, restructuring and Sarbanes Oxley (d)	7.4	4.8	1.2	3.7	7.4
Professional service fees (e)		—	—	—	2.9
Other, net (f)	(24.4)	(19.9)	(6.6)	(7.1)	(3.0)
Investment distributions (g)	22.4	17.8	6.6	5.5	1.6
Pension curtailment gain (h)	—	—	—	—	(7.9)
Loss on extinguishment of debt (i)	—	9.2	10.3	—	—
Intangible asset impairment (a)	—	6.1	—	11.2	—
Extraordinary item (j)	—	(7.2)	—	—	—
Non-cash, stock-based compensation (k)	1.9	1.9	4.0	2.5	8.6

Adjusted EBITDA	$188.8	$189.8	$143.8	$139.8	$136.8

(a)
Other adjustments, net includes $6.1 million and $11.2 million of intangible asset impairment charges for years ended December 31, 2008 and December 31, 2006, respectively. During our annual impairment review for 2008, we determined that the projected future cash flows of CMR would not be sufficient to support the carrying value of the goodwill. In addition, based on a decline in estimated future cash flows of CMR and operator services business, our 2006 annual impairment review determined that the value of the customer lists associated with these businesses was impaired. Non-cash impairment charges are excluded in arriving at Adjusted EBITDA under our credit facility.

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

(f)
Other, net includes the equity earnings from our investments, dividend income, and certain other miscellaneous non-operating items. Key man life insurance proceeds of $0.3 million and $2.8 million received in 2007 and 2005, respectively, are not deducted to arrive at Adjusted EBITDA.

(g)	For purposes of calculating Adjusted EBITDA, we include all cash dividends and other cash distributions received from our investments.

(h)
Represents a $7.9 million curtailment gain associated with the amendment of our Texas pension plan. The gain was recorded in general and administrative expenses. However, because the gain is non-cash, it is excluded from Adjusted EBITDA.

(i)
Represents the redemption premium and write-off of unamortized debt issuance costs in connection with the redemption and retirement of our senior notes during 2008 and the write-off of debt issuance costs in connection with retiring the obligations under our former credit facility and entering into a new credit facility contemporaneously with the North Pittsburgh acquisition.

(j)
Upon making the election to discontinue the applicable accounting guidance for regulated enterprises in accounting for the effects of certain types of regulation, we recognized an extraordinary non-cash gain and began to apply the authoritative guidance required for the discontinuance of the application of regulatory accounting. See the financial statements and footnotes for additional information.

(k)	Represents compensation expenses in connection with our Restricted Share Plan. Because of their non-cash nature, these expenses are excluded from Adjusted EBITDA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our consolidated operating results and financial condition for the three years ended December 31, 2009, should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1.
“Consolidated Communications” or the “Company” refers to Consolidated Communications Holdings, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our,” or “us,” they refer to the Company and its subsidiaries.
Overview
We are an established rural local exchange company that provides communications services to residential and business customers in Illinois, Texas, and Pennsylvania. We offer a wide range of telecommunications services, including local and long-distance service, VOIP, custom calling features, private line services, dial-up and high-speed broadband Internet access, IPTV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. We also operate a number of non-core complementary businesses, including providing telephone services to county jails and state prisons and equipment.
Executive Summary
We generated net income attributable to common stockholders of $24.9 million, or $0.84 per diluted share in 2009, as compared to net income attributable to common stockholders of $12.5 million, or $0.42 per diluted share, in 2008. Net income in 2009 benefited from increased earnings from our wireless partnerships, lower depreciation expense and an overall reduction in operating expenses. Operating expenses declined principally as a result of cost reductions from a reduction in workforce initiated in early 2009 and from cost savings resulting from our integration projects. Operating expenses were negatively impacted in 2009 by a $5.1 million increase in pension and postretirement expense and $7.4 million of integration and restructuring expenses for which we expect to receive cost savings going forward. Net income in 2008 benefited from $7.2 million net of tax, or $0.24 per diluted share, of extraordinary income, and was negatively impacted by $9.2 million (pretax) and $6.1 million (pretax) for loss on the early extinguishment of debt and an intangible asset impairment, respectively. Operating expenses in 2008 was also negatively impacted by $4.8 million of integration and restructuring expense.
Revenue in 2009 decreased to $406.2 million as compared to $418.4 million in 2008. Decreased revenue in 2009 resulted primarily from local access line loss although the rate of decrease slowed significantly as the year progressed, offset partially by increases in DSL and IPTV subscriptions.
Acquisition of North Pittsburgh and new credit facility
On December 31, 2007, we completed the acquisition of North Pittsburgh Systems, Inc. (“North Pittsburgh”). At the effective time of the merger, 80% of the shares of North Pittsburgh common stock converted into the right to receive $25.00 in cash, without interest, per share, for an approximate total of $300.1 million. Each of the remaining shares of North Pittsburgh common stock converted into the right to receive 1.1061947 shares of common stock of the Company, or an approximate total of 3.32 million shares. The total purchase price, including fees, was $347.0 million, net of cash acquired.

In connection with the acquisition, we, through our wholly owned subsidiaries, entered into a credit agreement with various financial institutions. The credit agreement provides for aggregate borrowings of $950.0 million, consisting of a $760.0 million term loan facility, a $50.0 million revolving credit facility (which remains fully available as of December 31, 2009), and a $140.0 million delayed draw term loan (“DDTL”) facility. We borrowed $120.0 million under the DDTL on April 1, 2008, to redeem our then-outstanding senior notes. The commitment for the remaining $20 million under the DDTL expired. Other borrowings under the credit facility were used to retire the Company’s previous $464.0 million credit facility and to fund the acquisition of North Pittsburgh.
Redemption of senior notes
On April 1, 2008, we redeemed all of the then-outstanding 9.75% senior notes using $120.0 million borrowed under the DDTL and cash on hand. The total amount of the redemption was $136.3 million, including a redemption premium of 4.875%, or $6.3 million. We recognized a $9.2 million loss on the redemption of the notes. As a result of the transaction, our annualized cash interest expense is expected to be reduced by $4 million.
Discontinuance of Accounting for the Effects of Certain Types of Regulation
Historically, our Illinois and Texas ILEC operations followed the Financial Accounting Standards Board’s (“FASB”) authoritative guidance for regulated enterprises in accounting for the effects of certain types of regulation. This authoritative guidance required the recognition of the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Changes to our business, however, have impacted the dynamics of our operating environment. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets primarily due to traditional cable competitors offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our regulated Illinois and Texas operations. The conversion to price caps provides for greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand, we launched our own VOIP service product offering as an alternative to our traditional wireline services. While there have been no material changes in our bundling strategy or in our end-user pricing, the pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
Based on these and other factors impacting our business, we determined in late 2008 that the applicability of the authoritative guidance for regulated enterprises was no longer appropriate in the reporting of our financial results. As a result, we began to apply the authoritative guidance required for the discontinuance of application of regulatory accounting. This authoritative guidance requires the elimination of the effects of any actions of regulators that had previously been recognized in accordance with the authoritative guidance for regulated enterprises but that would not have been recognized by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to the authoritative guidance for regulated enterprises have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over-depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of the authoritative guidance for regulated enterprises, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of approximately $7.2 million, net of taxes of approximately $4.2 million, in the three months ended December 31, 2008. Our Pennsylvania ILEC previously discontinued the application of the authoritative guidance for regulated enterprises prior to our acquisition of North Pittsburgh, and, as a result, was not affected by the change in 2008.

General
The following general factors should be considered in analyzing our results of operations:
Revenues
Telephone Operations and Other Operations. Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas. Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in our Telephone Operations segment except through acquisitions. However, we do expect relatively consistent cash flow from year to year because of stable customer demand, and a generally supportive regulatory environment.
Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network. The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams. We had 247,235, 264,323 and 286,186 local access lines, respectively, in service as of December 31, 2009, 2008 and 2007.
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
In addition, since we began to more aggressively promote our VOIP service, we estimate that approximately one-half of our VOIP telephone subscriber additions are switching from one of our traditional access lines. We expect to continue to experience modest erosion in access lines both due to market forces and through our own cannibalization.
We have been able in some instances to offset the decline in local access lines with increased average revenue per access line by:
•	Aggressively promoting DSL service, including selling DSL as a stand-alone offering;
•	Value bundling services, such as DSL or IPTV, with a combination of local service and custom calling features;
•	Maintaining excellent customer service standards; and
•	Keeping a strong local presence in the communities we serve.

We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long-distance) and by announcing special promotions, like discounted second lines. We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV. As of December 31, 2009, IPTV was available to approximately 188,000 homes in our markets. Our IPTV subscriber base has grown substantially over the last three years and totaled 23,127, 16,666 and 12,241 subscribers at December 31, 2009, 2008 and 2007, respectively.
We also continue to experience substantial growth in the number of DSL subscribers we serve. We had 100,122, 91,817 and 81,337 DSL lines in service as of December 31, 2009, 2008 and 2007, respectively. Currently over 95% of our rural telephone companies’ local access lines are DSL-capable.
In addition to our access line, DSL and video initiatives, we intend to continue to integrate best practices across our markets. We also continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives have included:
•
Hosted VOIP service in all of our markets to meet the needs of small- to medium-sized business customers that want robust functionality without having to purchase a traditional key or PBX phone system;

•
VOIP service for residential customers, which is being offered to our customers as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor. Since we began to more aggressively promote our VOIP service in situations in which we are attempting to save or win back customers, we estimate that the product has allowed us to reduce our residential customer loss by 10%;

•	DSL service—even to users who do not have our access line—which expands our customer base and creates additional revenue-generating opportunities;
•	Metro-Ethernet services delivered over our copper infrastructure with speeds of 25 mbps to 40 mbps;
•	DSL product with speeds up to 20 mbps for those customers desiring greater Internet speed; and
•	High definition video service and digital video recorders in all of our IPTV markets.
These efforts may mitigate the financial impact of any access line loss we experience.
As noted above, we also utilize service bundles to generate revenue and retain customers. Our service bundles totaled 56,856, 42,054 and 45,971 at December 31, 2009, 2008 and 2007, respectively. Service bundles at December 31, 2009 include 16,864 units from our Pennsylvania market. Pennsylvania units are not included in service bundle totals prior to 2009. As a result of converting the North Pittsburgh ILEC billing function to our legacy system in the second quarter of 2009, we are now able to quantify service bundles for our Pennsylvania market.
Expenses
Our primary operating expenses consist of cost of services; selling, general and administrative expenses; and depreciation and amortization expenses.

Cost of services and products. Our cost of services includes the following:
•	Operating expenses relating to plant costs, including those related to the network and general support costs, central office switching and transmission costs, and cable and wire facilities;
•	General plant costs, such as testing, provisioning, network, administration, power, and engineering; and
•	The cost of transport and termination of long-distance and private lines outside our rural telephone companies’ service area.
We have agreements with various carriers to provide long-distance transport and termination services. We believe we will meet all of our commitments in these agreements and will be able to procure services for periods after our current agreements expire. We do not expect any material adverse effects from any changes in any new service contract.
Selling, general and administrative expenses. Selling, general and administrative expenses include selling and marketing expenses; expenses associated with customer care; billing and other operating support systems; and corporate expenses, such as professional service fees and non-cash, stock-based compensation.
Our operating support and back-office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations. We have migrated most key business processes onto a single company-wide system and platform. We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices. We have converted the North Pittsburgh accounting, payroll and ILEC billings functions to our existing systems. Our integration and restructuring expenses totaled $7.4 million, $4.8 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Depreciation and amortization expenses. Prior to our discontinuance of the application of the authoritative guidance on accounting for the effects of certain types of regulation on December 31, 2008 as noted above, we recognized depreciation expenses for our regulated telephone operations using rates and lives approved by the state regulators for regulatory reporting purposes. Upon the discontinuance of the application of this authoritative guidance, we revised the useful lives on a prospective basis to be similar to a non-regulated entity.
The provision for depreciation on property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	18–40
Network and outside plant facilities	3–50
Furniture, fixtures and equipment	3–15
Capital Leases	11
Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Because tradenames have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life. The net carrying value of customer lists at December 31, 2009, is being amortized at a weighted-average life of approximately 3.3 years.

Results of Operations
Segments
We have two reportable business segments, Telephone Operations and Other Operations. The results of operations discussed below reflect our consolidated results.
For the year ended December 31, 2009, compared to December 31, 2008
The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009		2008
(in million, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	97.2	23.9	104.6	25.0
Network access services	86.3	21.3	95.3	22.8
Subsidies	56.0	13.8	55.2	13.2
Long-distance services	20.4	5.0	24.1	5.7
Data and Internet services	68.1	16.8	62.7	15.0
Other services	36.6	9.0	37.1	8.9

Total telephone operations	364.6	89.8	379.0	90.6
Other operations	41.6	10.2	39.4	9.4

Total operating revenue	406.2	100.0	418.4	100.0

Expenses
Telephone operations	211.1	52.0	214.5	51.2
Other operations	39.2	9.6	43.8	10.5
Depreciation and amortization	85.2	21.0	91.7	21.9

Total operating expense	335.5	82.6	350.0	83.6

Income from operations	70.7	17.4	68.4	16.4

Interest expense, net	57.9	14.3	66.3	15.9
Other income	25.5	6.3	10.7	2.6
Income tax expense	12.4	3.0	6.6	1.6

Income before extraordinary item	25.9	6.4	6.2	1.5

Extraordinary item, net of tax	—	—	7.2	1.7

Net income	25.9	6.4	13.4	3.2
Net income attributable to noncontrolling interest	1.0	0.3	0.9	0.2

Net income attributable to common stockholders	24.9	6.1	12.5	3.0

Revenue
Revenue in 2009 declined by $12.2 million, or 2.9%, to $406.2 million from $418.4 million in 2008. Overall, the decline in revenue was principally the result of year-over-year declines in the number of access lines, which impacted revenue for local calling services, network access services, and long-distance services. This access line loss was partially offset by an increase in broadband connections. VOIP, DSL and IPTV connections all increased significantly in 2009. Connections by type are as follows:

	December 31,
	2009	2008

Residential access lines in service	146,766	162,067
Business access lines in service	100,469	102,256

Total local access lines in service	247,235	264,323

VOIP subscribers	8,665	6,510
IPTV subscribers	23,127	16,666
ILEC DSL subscribers	100,122	91,817

Total broadband connections	131,914	114,993

CLEC access line equivalents (1)	72,681	74,687

Total connections	451,830	454,003

Long-distance lines (2)	165,714	165,953
Dial-up subscribers	2,371	3,957

(1)
CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(2)	Reflects the inclusion of long-distance service provided as part of our VOIP offering while excluding CLEC long-distance subscribers
Telephone Operations Revenue
Local calling services revenue decreased by $7.4 million, or 7.1%, to $97.2 million in 2009 compared to $104.6 million in 2008. The decrease is primarily due to the decline in local access lines, as discussed under “—Trends and Factors that May Affect Future Operating Results”.
Network access services revenue decreased by $9.0 million, or 9.4%, to $86.3 million in 2009 compared to $95.3 million in 2008. The decrease is primarily due to a decline in switched access revenue as a result of a decline in minutes of use. In addition, we experienced a decrease in subscriber line charge revenue due to access line loss.
Subsidy revenue was basically flat, totaling $56.0 million in 2009 versus $55.2 million in 2008, a $0.8 million increase or 1.4%. Increases in the amount of federal high cost fund support received was offset somewhat by a decline in the amount of state high cost fund support received.

Long-distance services revenue decreased by $3.7 million, or 15.4%, to $20.4 million in 2009 as compared to $24.1 million in 2008. The decrease is primarily due to a decline in billable minutes as customers move to our unlimited long-distance plan.
Data and Internet revenue increased by $5.4 million, or 8.6%, to $68.1 million in 2009 as compared to $62.7 million in 2008. The increase is primarily due to an increase in DSL and IPTV subscribers.
Other services revenue decreased by $0.5 million, or 1.3%, to $36.6 million in 2009 as compared to $37.1 million in 2008. The decrease is primarily due to a reduction in revenue related to our transport business.
Other Operations Revenue
Other Operations revenue increased by $2.2 million, or 5.6%, to $41.6 million in 2009 as compared to $39.4 million in 2008. Decreased incoming calls in our operator services business was offset by increases in our telemarketing and public services businesses.
Operating Expenses
Operating expenses (excluding a goodwill impairment change of $6.1 million in 2008) decreased in 2009 by $1.9 million, or 0.8%, to $250.3 million as compared to $252.2 million in 2008. Reductions in operating expenses by segment are discussed below.
Telephone Operations Operating Expenses
Operating expenses for Telephone Operations decreased by $3.4 million, or 1.6%, to $211.1 million in 2009 as compared to $214.5 million in 2008. The overall decrease in operating expenses was principally driven from a reduction in workforce implemented in early 2009, lower costs paid for access services as a result of lower minutes of usage, and from cost reductions resulting from our integration projects. In 2009, we successfully migrated our customer billing platform in Pennsylvania to the same billing system used by our ILECs in Texas and Illinois. We also consolidated most of our corporate accounting functions into our Illinois corporate office and completed our consolidation into one network operations center based in Mattoon, Illinois. 2009 operating expenses were negatively affected by significantly higher pension and other postretirement costs and to a lesser extent from increased personal property and real estate taxes. 2008 operating expenses were negatively affected by costs incurred as a result of Hurricane Ike, which caused severe power outages in both Texas and Pennsylvania.
Other Operations Operating Expenses
Operating expenses for Other Operations (excluding a goodwill impairment charge of $6.1 million in 2008) increased by $1.5 million, or 4.0%, to $39.2 million in 2009 as compared to $37.7 million in 2008.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $6.5 million, or 7.1%, to $85.2 million in 2009 compared to $91.7 million in 2008. The decrease in depreciation and amortization is principally the result of the discontinuance of the accounting for the effects of certain types of regulation at December 31, 2008.

Interest Expense, Net
Interest expense, net of interest income, decreased by $8.4 million, or 12.7%, to $57.9 million in 2009 compared to $66.3 million in 2008. Interest expense in 2009 benefited from the expiration in 2009 of $135 million of fixed interest rate swaps as the fixed rates paid on the swaps were at a significantly higher rate than the LIBOR rates we received in return. Interest expense also benefited in 2009 from significantly lower overall LIBOR rates, as well as the repayment on April 1, 2008, of our senior notes which paid interest at 9.375%.
Other Income (Expense)
Other income increased $14.8 million to $25.5 million in 2009 compared to $10.7 million in 2008. The increase was principally due to the $9.2 million loss on early extinguishment of debt recognized in 2008 related to the early redemption of our then outstanding senior notes and the related write-off of unamortized debt financing costs. In 2009, our wireless partnership interests also showed improved earnings.
Extraordinary Item
In the fourth quarter of 2008, we determined it was no longer appropriate to continue the application of the FASB’s authoritative guidance on the accounting for the effect of certain types of regulation for certain wholly owned subsidiaries —Illinois Consolidated Telephone Company, Consolidated Communications of Texas Company, and Consolidated Communications of Fort Bend Company.
The decision to discontinue the application of this authoritative accounting guidance was based on recent changes to our operations which have impacted the dynamics of the Company’s business environment. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets as, primarily, our traditional cable competitors started offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our Illinois and Texas operations. The conversion to price caps gives us greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand we have also launched our own VOIP product offering as an alternative to our traditional wireline services. While there has been no material changes in our bundling strategy or in end-user pricing, our pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions. As required by the provisions of the applicable accounting guidance for regulated enterprises, we recorded a non-cash extraordinary gain of $7.2 million, net of tax of $4.2 million, from the write off of asset removal costs in excess of the salvage value of regulatory fixed assets which had previously been charged to depreciation over the assets’ useful life.
Income Taxes
Our provision for income taxes increased by $5.8 million to $12.4 million in 2009 compared to $6.6 million in 2008. The effective tax rate was 32.3% for 2009 and 52.0% for 2008.
We adopted the applicable accounting guidance related to noncontrolling interest on January 1, 2009. The presentation and disclosure requirements were applied retrospectively. However, the income tax provision was not adjusted. The result is a lower effective income tax rate due to the inclusion of income attributable to noncontrolling interest in income before the provision for income taxes. The effective rate prior to adoption was 55.8% for 2008.

The effective rate was lower in 2009 due to state tax planning and the changes to our state tax reporting structure resulting from the completion of the internal restructuring effective December 31, 2008. This change resulted in an additional net decrease in our state deferred income tax rate. This change in the state deferred income tax rate resulted in an approximate $1.0 million of tax benefit in 2009 due to applying a lower effective deferred income tax rate to previously recorded tax liabilities. In addition, various prior-year state returns were amended and filed resulting in a $0.5 million state tax benefit.
Taxes were higher during 2008 due to state income taxes owed in certain states where we were required to file on a separate legal entity basis and the rate impact of the extraordinary gain presented net of tax. In addition, we completed a tax free legal entity reorganization project resulting in changes to our state reporting structure. This change resulted in a net decrease in our state deferred income tax rate. This change in the state deferred income tax rate resulted in approximately $1.2 million tax benefit in 2008 due to applying a lower effective deferred income tax rate to previously recorded deferred tax liabilities. Also, during 2008, the state of Texas completed an audit of two Texas subsidiaries resulting in additional tax expense of $.8 million.
Exclusive of these adjustments, our effective tax rate would have been approximately 36.2% for the year ended December 31, 2009, compared to 48.1% for the year ended December 31, 2008.
Net Income Attributable to Noncontrolling Interest
The net income attributable to noncontrolling interest totaled $1.0 million in 2009 versus $0.9 million in 2008. The income for our ETFL subsidiary was relatively stable year over year.

For the year ended December 31, 2008, compared to December 31, 2007
The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2008 and 2007:

	For the years ended December 31,
	2008		2007
(in million, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	104.6	25.0	82.8	25.2
Network access services	95.3	22.8	70.9	21.5
Subsidies	55.2	13.2	46.0	14.0
Long-distance services	24.1	5.7	14.2	4.3
Data and Internet services	62.7	15.0	38.0	11.5
Other services	37.1	8.9	36.3	11.0

Total telephone operations	379.0	90.6	288.2	87.5
Other operations	39.4	9.4	41.0	12.5

Total operating revenue	418.4	100.0	329.2	100.0

Expenses
Telephone operations	214.5	51.2	155.0	47.1
Other operations	43.8	10.5	41.9	12.7
Depreciation and amortization	91.7	21.9	65.7	20.0

Total operating expense	350.0	83.6	262.6	79.8

Income from operations	68.4	16.4	66.6	20.2

Interest expense, net	66.3	15.9	46.5	14.1
Other income	10.7	2.6	(3.4)	(1.0)
Income tax expense	6.6	1.6	4.7	1.4

Income before extraordinary item	6.2	1.5	12.0	3.7

Extraordinary item, net of tax	7.2	1.7	—	—

Net income	13.4	3.2	12.0	3.7
Net income attributable to noncontrolling interest	0.9	0.2	0.6	0.2

Net income attributable to common stockholders	12.5	3.0	11.4	3.5

Revenues
Revenue in 2008 increased by $89.2 million, or 27.1%, to $418.4 million from $329.2 million in 2007. Overall, the increase in revenue was the result of our acquisition of North Pittsburgh at the end of 2007. The addition of North Pittsburgh added $94.8 million of revenue in 2008. Excluding the positive effect on revenue as a result of our acquisition of North Pittsburgh, revenues year over year would have declined $5.6 million principally as a result of declines in the number of access lines, which impacted revenues for local calling services, network access services, subsidies and long-distance services, offset by increases in broadband connections. VOIP, DSL and IPTV connections all increased significantly in 2008. Connections by type are as follows:

	December 31,
	2008	2007

Residential access lines in service	162,067	183,070
Business access lines in service	102,256	103,116

Total local access lines in service	264,323	286,186

VOIP subscribers	6,510	2,494
IPTV subscribers	16,666	12,241
ILEC DSL subscribers	91,817	81,337

Total broadband connections	114,993	96,072

CLEC access line equivalents (1)	74,687	70,063

Total connections	454,003	452,321

Long-distance lines (2)	165,953	166,599
Dial-up subscribers	3,957	5,578

(1)
CLEC access line equivalents represent a combination of voice services and data circuits. The calculations represent a conversion of data circuits to an access line basis. Equivalents are calculated by converting data circuits (basic rate interface, primary rate interface, DSL, DS-1, DS-3 and Ethernet) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line.

(2)	Reflects the inclusion of long-distance service provided as part of our VOIP offering while excluding CLEC long-distance subscribers
Telephone Operations Revenue
Local calling services revenue increased by $21.8 million, or 26.3%, to $104.6 million in 2008 as compared to $82.8 million in 2007. The increase is primarily due to $27.5 million of new local calling revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, local calling revenue decreased by $5.7 million, primarily due to a decline in local access lines, as discussed under “—Factors Affecting Results of Operations.”
Network access services revenue increased by $24.4 million, or 34.4%, to $95.3 million in 2008 as compared to $70.9 million in 2007. The increase is primarily due to $29.5 million of new network access revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, network access revenue decreased by $5.1 million. The decline in network access revenue excluding the North Pittsburgh acquisition was principally the result of lower line charge and switched access revenue due to access line loss and declining minutes of use. In 2008, the elimination of the Texas Infrastructure Fund and Local Number Portability surcharges also negatively impacted revenues.
Subsidy revenue increased by $9.2 million, or 20.0%, to $55.2 million in 2008 as compared to $46.0 million in 2007. The increase is primarily due to $7.3 million of new federal and state subsidy revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, subsidy revenue increased by $1.9 million. The increase excluding the effects of the acquisition of North Pittsburgh is primarily due to differences in prior period payments between the years.
Long-distance services revenue increased by $9.9 million, or 69.7%, to $24.1 million in 2008 as compared to $14.2 million in 2007. The increase is primarily due to $11.6 million of new long- distance revenue as a result of the acquisition of North Pittsburgh. Without the effect of North Pittsburgh, long-distance revenue decreased as a result of a decline in billable minutes.

Data and Internet revenue increased by $24.7 million, or 65.0%, to $62.7 million in 2008 as compared to $38.0 million in 2007. The increase is primarily due to $16.7 million of new data and Internet revenue as a result of the acquisition of North Pittsburgh. Without the effect of the North Pittsburgh acquisition, data and Internet revenues increased as a result of the increase in DSL and IPTV subscribers.
Other services revenue increased by $0.8 million, or 2.2%, to $37.1 million in 2008 as compared to $36.3 million in 2007. The acquisition of North Pittsburgh resulted in $2.2 million of new other services revenue. Without the effect of the North Pittsburgh acquisition, other service revenues decreased by $1.4 million due principally to a decrease in inside wiring revenue in 2008.
Other Operations Revenue
Other Operations revenue decreased by $1.6 million, or 3.9%, to $39.4 million in 2008 as compared to $41.0 million in 2007. Revenues declined as a result of a decline in our operator services business, business system sales, and lower revenues from our prison systems calling and mobile and paging services, offset partially by gains in our telemarketing business.
Operating Expenses
Operating expenses (excluding a $6.1 million impairment charge in 2008) increased in 2008 by $55.3 million, or 28.1%, to $252.2 million as compared to $196.9 million in 2007. The increase in operating expenses by segment is discussed below.
Telephone Operations Operating Expenses
Operating expenses for Telephone Operations increased by $59.5 million, or 38.4%, to $214.5 million in 2008 compared to $155.0 million in 2007. The increase is primarily due to higher telephone operations operating expenses and depreciation and amortization as a result of our acquisition of North Pittsburgh, as well as costs incurred during the recovery from Hurricane Ike, which caused severe power outages in both Texas and Pennsylvania in 2008.
Other Operations Operating Expenses
Operating expenses for Other Operations (excluding a $6.1 million impairment charge in 2008) decreased by $4.2 million, or 10.0%, to $37.7 million in 2008 compared to $41.9 million in 2007. Cost of services declined by $1.8 million directly related to the decrease in revenues for the various Other Operations businesses. In addition, our operator services business experienced a $1.5 million decrease on operating expense as a result of salary and benefit reductions.
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

Interest Expense, Net
Interest expense, net of interest income, increased by 42.6%, or $19.8 million, to $66.3 million in 2008 compared to $46.5 million in 2007. The increase is primarily due to an increase of $296.0 million in our long-term debt as a result of the acquisition of North Pittsburgh. The increase in interest expense resulting from the acquisition was partially offset by the redemption of our senior notes. On April 1, 2008, we redeemed $130.0 million of senior notes paying 9.75% interest by using cash on hand and borrowing $120.0 million at a rate of approximately 7.0%. In addition, during the third quarter of 2008, we entered into $790.0 million of basis swaps. The recognition of ineffectiveness on our interest rate swaps created a non-cash charge of $0.4 million to interest expense.
Other Income (Expense)
Other income, net increased $14.1 million, to $10.7 million in 2008 compared to ($3.4) million in 2007. $13.1 million of income was recognized from three additional cellular partnerships acquired as part of the acquisition of North Pittsburgh, as well as additional earnings from our previously held wireless partnership investments in Texas. In connection with the 2008 redemption of our senior notes, we recognized a loss on extinguishment of debt of $9.2 million, which included a redemption premium of $6.3 million and the write-off of unamortized deferred financing costs of $2.9 million. During 2007, we recognized a loss on extinguishment of debt of $10.3 million related to the debt refinancing from the acquisition of North Pittsburgh.
Extraordinary Item
In the fourth quarter of 2008, we determined it was no longer appropriate to continue the application of the FASB’s authoritative guidance on the accounting for the effects of certain types of regulation for certain wholly owned subsidiaries —Illinois Consolidated Telephone Company, Consolidated Communications of Texas Company, and Consolidated Communications of Fort Bend Company.
The decision to discontinue the application of this authoritative accounting guidance was based on recent changes to our operations which have impacted the dynamics of the Company’s business environment. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets as, primarily, our traditional cable competitors started offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our Illinois and Texas operations. The conversion to price caps gave us greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand we have also launched our own VOIP product offering as an alternative to our traditional wireline services. While there have been no material changes in our bundling strategy or in end-user pricing, our pricing structure is transitioned from being based on the recovery of costs to a pricing structure based on market conditions. As required by the provisions of the applicable accounting guidance for regulated enterprises, we recorded a non-cash extraordinary gain of $7.2 million, net of tax of $4.2 million, from the write-off of asset removal costs in excess of the salvage value of regulatory fixed assets which had previously been charged to depreciation over the assets’ useful life.

Income Taxes
Provision for income taxes increased by $1.9 million to $6.6 million in 2008 compared to $4.7 million in 2007. The effective tax rate was 52.0% for 2008 and 27.9% for 2007. The effective rate for 2008, including the extraordinary gain and corresponding tax, was 46.3%.
We adopted the accounting guidance applicable to noncontrolling interest on January 1, 2009. The presentation and disclosure requirements were applied retrospectively. However, the income tax provision was not adjusted. The result is a lower effective income tax rate due to the inclusion of income attributable to noncontrolling interest in income before the provision for income taxes. The effective rate prior to adoption was 55.8% for 2008 and 29% for 2007.
Taxes were higher during 2008 due to state income taxes owed in certain states where we were required to file on a separate legal entity basis and the rate impact of the extraordinary gain presented net of tax. In addition, we completed a tax free legal entity reorganization project resulting in changes to our state reporting structure. This change resulted in a net decrease in our state deferred income tax rate. This change in the state deferred income tax rate resulted in an approximate $1.2 million tax benefit in 2008 due to applying a lower effective deferred income tax rate to previously recorded deferred tax liabilities. Also, during 2008, the state of Texas completed an audit of two Texas subsidiaries resulting in additional tax expense of $0.8 million.
The effective tax rate during 2007 was lower than the statutory rate due to a 2007 amendment to Texas tax legislation first enacted in 2006. For us, the most significant aspect of this amendment was the revision to the temporary credit on taxable margin to convert state loss carryforwards to a state tax credit carryforward. This new legislation effectively reduced our net deferred tax liabilities and corresponding tax provision by approximately $1.7 million. Under Illinois tax law, North Pittsburgh and its directly owned subsidiaries joined Consolidated Communications Holdings, Inc. and its directly owned subsidiaries in the Illinois unitary tax group for 2008. The addition of our Pennsylvania entities to our Illinois unitary group reduced our state deferred income tax rate. When applied to previously recorded deferred tax liabilities that reduced rate lowered income tax expense by approximately $0.9 million in 2007.
Exclusive of these adjustments, our effective tax rate would have been approximately 48.1% for the year ended December 31, 2008, compared to 45.1% for the year ended December 31, 2007.
Net Income Attributable to Noncontrolling Interest
The net income attributable to noncontrolling interest totaled $0.9 million in 2008 versus $0.6 million in 2007. This change reflects the improved operating performance of our ETFL subsidiary year over year.
Trends and Factors that May Affect Future Operating Results
Growth of Data and Internet services
We are continuing to expand our deployment of broadband and IPTV services. Our business plan is based on growing revenues by expanding the number of customers who subscribe to our data and Internet services, including our IPTV service. As of December 31, 2009, over 95% of our connections are DSL capable at speeds up to 3 mbps, and we have passed approximately 188,000 homes with our IPTV service. We expect to continue increasing the percentage of households in our territories who subscribe to these services. We also expect to continue working with our vendors to improve the requisite hardware and software technology. If we are unable to continue to increase our penetration of our data and Internet services, our future cash flows and results of operations may suffer.

Loss of Access Lines
Most wireline telephone companies have experienced a loss of local access lines due to challenging economic conditions and increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. In 2009 and 2008, our number of access lines decreased by 17,088 and 21,863, respectively. The number of local access lines in service directly affects the monthly recurring revenue we generate from end-users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams. We expect this trend to continue although on a declining scale. The continued decline in local access lines may have a negative impact on our future cash flow and results of operations.
Competition and Regulation
Technological, regulatory and market changes have provided us both new opportunities and challenges. These changes have allowed us to offer new types of services in an increasingly competitive market. At the same time, they have allowed other service providers to broaden the scope of their own competitive offerings. Current and potential competitors for network services include other telephone companies, cable companies, wireless service providers, satellite providers, Internet service providers, providers of VOIP services, and other companies that offer network services using a variety of technologies. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. Many of our competitors also remain subject to fewer regulatory constraints than us. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities.
Summary of Critical Accounting Policies
We base this discussion and analysis of our results of operations, cash flow and financial condition on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S.
Goodwill and other intangible assets
Goodwill
The Financial Accounting Standards Board (“FASB”) accounting guidance related to goodwill and other intangible assets requires us to perform an assessment, no less than annually, of the carrying value of goodwill associated with each of our reporting units. The goodwill impairment analysis is a two-step process. The first step identifies potential impairment by comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To calculate the reporting unit’s fair value, we utilized both a discounted cash flow approach to estimate the fair value of our reporting units as well as a marketing approach. Significant management judgment is required in developing the assumptions used in the discounted cash flow model. These significant assumptions include increases or decreases in growth rates for revenues and expenses, expected amounts for future capital expenditures, working capital needs, and discount rates (weighted-average cost of capital). If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and a secondary step is performed to measure the amount of any potential impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated potential impairment. The implied fair value of goodwill is determined by deducting the estimated fair value of all assets and liabilities of the reporting unit determined based on a hypothetical purchase price allocation from the fair value of the reporting unit determined in step one. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value of goodwill to the implied fair value.
In 2008 and the preceding years, we considered our reporting units to be the Telephone Operations services in our Illinois ILEC territory, Telephone Operations services in our Texas ILEC territories, Telephone Operations services in our Pennsylvania ILEC territory, Pennsylvania CLEC Operations and each of the companies in our Other Operations Segment, which includes Prison Systems, Business Systems, Operator Services and CMR.
Beginning in 2009, after undergoing an internal legal entity restructuring and completing the final stages of the integration of our Texas, Illinois and Pennsylvania operations, we re-evaluated our reporting units based on how our business is currently being managed. Segment management evaluates the operations of the telephone operations segment on a consolidated basis rather than at a geographic level. In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units. As a result of the integration, the operations of our Illinois, Texas and Pennsylvania properties can no longer be easily separated. These operations share network operations monitoring, call routing, remittance, customer service, billing systems and research and development costs. In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory, and all of the networks provide redundancy. As such, a substantial portion of the assets could not be sold individually without incurring substantial cost to separate processes, systems and technologies. As a result, beginning in 2009, we have combined the Telephone Operations of our Illinois, Texas and Pennsylvania territories and our Pennsylvania CLEC operations into a single reporting unit, Telephone Operations. Had the individual telephone operations territories been aggregated when goodwill was tested in 2008, the results would not have changed.
Following the impairment of goodwill recognized in our CMR reporting unit in the fourth quarter of 2008, the only remaining reporting units in the Other Operations segment which have a goodwill intangible balance are our Prison Systems and Business Systems entities. The carrying value of the goodwill by reporting unit as of December 31, 2009 is:

Telephone operations	$519.5 million
Prison Systems	$0.2 million
Business Systems	$0.8 million

We perform our annual assessment of the carrying value of goodwill as of November 30 of each year, or more frequently if circumstances arise which would indicate a reduction in the fair value of a reporting unit below its carrying value. Each year as of November 30, we determine the estimated fair value of each of our reporting units using a discounted cash flow model. Our 2009 and 2008 impairment testing did not result in any impairment of any reporting units, except for the CMR reporting unit in 2008. In 2008, we recorded an impairment charge of $6.1 million as the carrying value of the CMR reporting unit exceeded the implied fair value of goodwill as of the testing date.
The discount rate, sales growth and profitability assumptions are material assumptions utilized in our discounted cash flow model. The discount rate is an after-tax, weighted-average cost of capital (“WACC”). The WACC is calculated based on observable market data. Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time. Sales growth rates and profitability assumptions are aligned with our long-term strategic planning process and reflect the best estimate of future results based on all information available to us at the assessment date.
In 2009, the equity portion of our WACC included an equity risk premium of 6.5%, a beta of 1.26, a risk-free treasury rate of 3.21%, and a small stock risk premium of 2.35%. In addition, we used a debt yield of 7.39%, which represents the weighted-average yield applicable to some of our competitors based upon debt yields for issuances in 2009, and added an additional adjustment of 1.50% to recognize the amount of leverage of our Company versus some of our peer group.
Using the inputs above, the WACC used in our discounted cash flow model was 8.3% at November, 30, 2009, compared to 8.7% at November 30, 2008. In general, the lower rate was the result of a lower debt component as the capital markets began to again finance transactions within the telecom sector. Holding all other inputs in our model constant, we could increase the WACC rate to approximately 11.4% without the reporting unit’s calculated fair value falling below its carrying value. In addition, the fair value of our reporting units could decrease by up to 28% without the calculated fair value falling below the carrying value.
Our discounted cash flow model assumes that revenues decline slightly in 2010 and 2011 and that, longer term, our broadband business (both Internet and IPTV) continues to grow, offsetting a projected continued decline in the wireline telephone business. The model assumes a slowing decline rate in the loss of access lines, which is consistent with recent trends. Overall, while revenue shows continued growth longer term, we have assumed a declining margin as higher margin revenues generated from local access lines are being replaced by slightly lower margin revenues from DSL, IPTV, VOIP and other products. For the reporting units in our Other Operation segment, we assumed slightly growing revenue and expenses, resulting in steady margins, which is consistent with the recent operations of these businesses. Despite these conservative assumptions, our analysis continues to allow us to conclude that there is no impairment of the carrying value of our goodwill in any of our reporting units.
We also evaluated the carrying value of our reporting units using a market approach. In applying this methodology, we looked at recent transactions involving other comparable RLECs and the market multiples being paid relative to enterprise value. This approach confirmed the indicative fair values indicated under the discounted cash flow approach.
In the course of operating the business, should our assumptions not be realized, we would generally attempt to offset any unexpected revenue declines with proportional reductions in selling, general and administrative expenses.

Other Intangible Assets
Intangible assets, other than goodwill, not being amortized are also reviewed for impairment as part of our annual business planning cycle in the fourth quarter or whenever events or circumstances make it more likely than not that an impairment may have occurred. Several factors could trigger an impairment review, including:
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
We determine if impairment exists primarily based on a method that uses discounted cash flows. This requires management to make certain assumptions regarding future income, royalty rates, and discount rates, all of which would affect our impairment calculation. Our 2009 review did not result in any impairment.
Revenue recognition
Revenue is generally recognized when evidence of an arrangement exists, the earnings process is complete, and collectability is reasonably assured. Marketing incentives, including bundle discounts, are recognized as revenue reductions in the period the service is provided.
Local calling services, enhanced calling features, special access circuits, long-distance flat-rate calling plans, and most data services are billed to end-users in advance. Billed but unearned revenue is deferred and recorded in advance billings and customer deposits.
Revenues for usage-based services, such as per-minute long-distance service and access charges billed to other telephone carriers for originating and terminating long-distance calls on our network, are billed in arrears. We recognize revenue from these services in the period the services are rendered rather than billed. Earned but unbilled usage-based services are recorded in accounts receivable.
Subsidies, including universal service revenues, are government-sponsored support to subsidize services in mostly rural, high-cost areas. These revenues typically are based on information provided by the Company and are calculated by the administering government agency. Subsidies are recognized in the period the service is provided.
Revenues from operator services, paging services and CMR are recognized monthly as services are provided. Telephone equipment revenues generated from retail channels are recorded at the point of sale. Telecommunications systems and structured cabling project revenues are recognized when the project is completed and billed. Maintenance services are provided on both a contract and time and material basis and are recorded when the service is provided. Print advertising and publishing revenues are recognized ratably over the life of the related directory, generally 12 months.
The Company reports taxes imposed by governmental authorities on revenue-producing transactions between the Company and our customers that are within the scope of the FASB’s authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement in the consolidated financial statements on a net basis.

Derivatives
We have designated as cash flow hedges derivative contracts which will convert a portion of future cash flows associated with the interest to be paid on our credit facility from a floating rate to a fixed rate. The change in the market value of these derivative contracts has in the past been highly effective at offsetting changes in interest rate movements of our hedged item. Gains and losses arising from the change in fair value of the hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of interest expense in the period in which the hedged item affects earnings. If the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these instruments would be recorded in the statement of earnings as a component of interest expense.
Our interest rate swaps are measured using an internal valuation model which relies on an expected LIBOR-based yield curve and estimates of counterparty and our non-performance risk as the most significant inputs. Because each of these inputs are directly observable or can be corroborated by observable market data, we have considered these interest rate swaps to be within Level 2 in the fair value hierarchy.
Income taxes
Our current and deferred income taxes and associated valuation allowances are impacted by events and transactions arising in the normal course of business as well as in connection with the adoption of new accounting standards, acquisitions of businesses, and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. We account for tax benefits taken or expected to be taken in our tax returns in accordance with the accounting guidance applicable for uncertainty in income taxes, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return.
Subsidies revenues
We recognize revenues from universal service subsidies and charges to inter-exchange carriers for switched and special access services. In certain cases, our rural telephone companies participate in interstate revenue and cost-sharing arrangements, referred to as pools, with other telephone companies. Pools are funded by charges imposed by participating companies on their respective customers. The revenue we receive from our participation in pools is based on our actual cost of providing interstate services. These costs are not precisely known until special jurisdictional cost studies are completed—generally during the second quarter of the following year.

Allowance for uncollectible accounts
We use estimates and assumptions when evaluating the collectability of our accounts receivable. When we are aware that a specific customer is unable to meet its financial obligations, such as following a bankruptcy filing or substantial downgrading of credit scores, we record a specific allowance against amounts due to set the net receivable to an amount we believe we can collect. For all other customers, we generally reserve an amount based upon a rolling four month average of actual write-offs. If circumstances change, we may review the adequacy of the allowance to determine if we should modify our estimates of the recoverability of amounts due us by a material amount. At December 31, 2009 and 2008, our total allowance for uncollectible accounts for all business segments was $1.8 million and $1.9 million, respectively.
Pension and postretirement benefits
The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.
We make significant assumptions in regards to our pension and postretirement plans, including the expected long-term rate of return on plan assets and the discount rate used to value the periodic pension expense and liabilities. Our pension investment strategy is to maximize long-term return on invested plan assets while minimizing the risk of volatility. Accordingly, we target our allocation percentage at 50% to 60% in equity funds, with the remainder in fixed income and cash equivalents. Our assumed rate considers this investment mix as well as past trends. We used a weighted-average expected long-term rate of return of 7.7% in 2009 and 8.0% in 2008. In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations. For 2009 and 2008, we used a weighted-average discount rate of 6.23% and 6.12%, respectively for our pension plans and 6.10% and 6.15% for 2009 and 2008, respectively, for our other postretirement plans.
Net pension and postretirement costs were $8.5 million, $3.4 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, we contributed $10.5 million to our pension plans and $2.8 million to our other postretirement plans. In 2008, we contributed $6.1 million to our pension plans and $2.5 million to our other postretirement plans. In 2010, we expect to make contributions totaling $0.1 million to our non-qualified pension plan and $2.9 million to our other postretirement plans. We are not required to make a contribution to our qualified pension plan during 2010.
Liquidity and Capital Resources
Outlook and Overview
The following table sets forth selected information concerning our financial condition.

	December 31,
(In thousands)	2009	2008
Cash and cash equivalents	$42,758	$15,471
Working capital	23,789	2,841
Total debt	880,344	881,266
Current ratio	1.30	1.04
Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities. We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for 2010 will arise primarily from: (i) an expected dividend payment of $45.0 million to $46.0 million; (ii) interest payments on our indebtedness of approximately $51.0 million to $54.0 million; (iii) capital expenditures of between $40.0 million and $42.0 million; (iv) cash income tax payments of between $21.0 million to $23.0 million; (v) pension and other postretirement plan contributions of approximately $3.0 million; and (vi) certain other costs. In addition, we may use cash and incur additional debt to fund selective acquisitions. However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.
We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next 12 months to fund our currently anticipated uses of cash. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.
We may be unable to access the cash flows of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements or subject to statutory or regulatory restrictions, that restrict the payment of dividends or making intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries’ ability to pay dividends or advance cash in any other manner to us.
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
As discussed below, our term loan has been fully funded at a fixed spread above LIBOR, and we have $50 million available under our revolving credit facility. Based on our discussion with banks participating in the bank group, we expect that the funds will be available under the revolving credit facility if necessary.
Sources of Liquidity
Our current principal sources of liquidity are cash, cash equivalents, cash available under our secured revolving credit facility, cash provided by operations and working capital.
Cash and cash equivalents. During 2009, cash and cash equivalents increased by $27.3 million as compared to decreasing by $18.8 million in 2008. Cash and cash equivalents as of December 31, 2009 and 2008 were $42.8 million and $15.5 million, respectively.

Cash provided by operations. Net cash provided by operating activities in 2009 was $116.3 million, as compared to cash provided by operating activities of $92.4 million in 2008. Cash provided by operations in 2009 increased primarily as a result of better operating performance, including an increase in cash provided from our wireless partnerships, lower operating expenses and lower interest expense.
Cash available under our secured revolving credit facility. At December 31, 2009, we had no borrowing outstanding under our secured revolving credit facility and $50 million of availability (see a more detail description of our secured revolving credit facility below).
Working capital. Our net working capital position increased by $20.9 million in 2009 versus 2008. Our improved working capital position in 2009 is the result of more cash generated from better operating results and from better working capital management. In 2009, although we had a decline in revenue, we were able to better manage our outgoing cash payments.
Uses of Liquidity
Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.
Dividend payments. During 2009, we used $45.9 million of cash to make dividend payments to shareholders. In 2008, we used $45.4 million of cash to make dividend payments to shareholders. Our current annual dividend rate is approximately $1.55 per share.
Interest and other payments related to outstanding debt. During 2009, we used $56.0 million of cash to make required interest payments on our outstanding debt, including payments to settle swap liabilities. We also used $0.9 million of cash during 2009 to reduce our capital lease obligations. In 2008, we used $65.1 million of cash to make required interest payments on our outstanding debt, including swap liabilities. We also used $1.0 million of cash during 2008 to reduce our capital lease obligations.
Pension and postretirement obligations. During 2009, we used $15.9 million of cash to fund pension, 401(k) and other postretirement obligations. In 2010, we expect to make payments totaling $3 million for pension and postretirement expense and approximately $2.6 million in 401(k) contributions. The reduction in expected contributions in 2010 relates primarily to better market performance in asset returns on pension plan assets in 2009.
Capital expenditures. During 2009, we spent approximately $42.4 million on capital projects. In 2008, we spent approximately $48.0 million on capital projects.
Debt
The following table summarizes our indebtedness as of December 31, 2009:

(in thousands)	Balance	Maturity Date	Rate (1)
Capital lease	$344	April 12, 2010	7.4%
Revolving credit facility	—	December 31, 2013	LIBOR plus 2.75%
Term loan	$880,000	December 31, 2014	LIBOR plus 2.50%

(1)	As of December 31, 2009, the 1-month LIBOR rate in effect on our borrowings was 0.23%.

Credit Facilities
Borrowings under our credit facilities are our senior, secured obligations that are secured by substantially all of the assets of the borrower, Consolidated Communications, Inc., and the guarantors (the Company and each of the existing subsidiaries of Consolidated Communications, Inc. other than Illinois Consolidated Telephone Company and certain future subsidiaries). The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct. In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.
At December 31, 2009, we had no borrowings outstanding under the revolving credit facility. Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR. As of December 31, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loan and 2.75% for the revolving credit facility. The applicable margin for alternative base rate loans was 1.50% per year for the term loan and 1.75% for the revolving credit facility. During the quarter ended December 31, 2009, the weighted-average interest rate incurred on our credit facilities, including the effect of our interest rate swaps, was 5.96% per annum.
On April 1, 2008 we redeemed all of our then-outstanding senior notes in part utilizing $120 million of borrowings under the DDTL provision of our credit facility. The ability to utilize the DDTL for additional borrowings expired on May 1, 2008. The relevant terms of the DDTL are the same as our term loan.
Derivative Instruments
As of December 31, 2009, we had $605 million notional amount of floating to fixed interest rate swap agreements outstanding and $605 million notional amount of basis swaps outstanding. Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate. Under the basis swaps, we pay 3-month LIBOR-based payments, less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR. Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility. The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate. The terms of our credit agreement require us to maintain a minimum fixed to floating ratio of 50%. During the fourth quarter of 2009, the percentage of our floating-rate term debt that was fixed as a result of the interest rate swap agreements averaged 77.3%. The maturity dates of these swaps are laddered to minimize any potential exposure to unfavorable rates when an individual swap expires. The swaps expire at various times through March 31, 2013, and have a weighted-average fixed rate of approximately 4.42%. The current effect of the swap portfolio is to fix our cash interest payments on $605 million of floating rate debt at an average rate of 6.92%, including our borrowing margin of 2.50% over LIBOR as discussed above.

Covenant Compliance
In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Adjusted EBITDA (a) minus, to the extent not deducted in the determination of Adjusted EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period, net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Adjusted EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through December 31, 2009, and after taking into consideration dividend payments (including the $11.5 million dividend declared in November 2009 and paid on February 1, 2010), we continue to have $98.9 million in dividend availability under the credit facility covenant.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2009, our total net leverage ratio was 4.71:1.00, and our interest coverage ratio was 3.26:1.00.
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
Dividends
The cash required to fund dividend payments is in addition to our other expected cash needs, both of which we expect to be funded with cash flows from operations. We expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs although we do not intend to borrow under this facility to pay dividends.

We believe that our dividend policy will limit, but not preclude, our ability to grow. If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash and may need to seek refinancing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. In addition, because we expect a significant portion of cash available will be distributed to holders of common stock under our dividend policy, our ability to pursue any material expansion of our business will depend more than it otherwise would on our ability to obtain third-party financing.
Surety Bonds
In the ordinary course of business, we enter into surety, performance, and similar bonds. As of December 31, 2009, we had approximately $2.1 million of these bonds outstanding.
Table of contractual obligations and commitments
The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2009. Other non-current liabilities included in our Consolidated Balance Sheet that may not be fully disclosed below include accrued pension and postretirement costs. Refer to Notes 15 and 16 of the Notes to the Consolidated Financial Statements.

	Payments due or expiring by period
		Less Than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	years
Contractual obligations:
Term loan and associated interest (a)	$1,142,240	$52,448	$104,896	$984,896	$—
Capital lease	344	344	—	—	—
Operating leases	6,514	3,151	2,301	652	410
Interest rate swaps	32,179	6,074	17,094	9,011	—
Other (b)	2,590	1,438	952	133	67

Total Contractual obligations	$1,183,867	$63,455	$125,243	$994,692	$477

(a)
These items consist of interest and principal payments under our credit facilities. The credit facilities consist of a $760.0 million term loan facility and a $120.0 million DDTL facility, both maturing on December 31, 2014, and a $50.0 million revolving credit facility, which was fully available but undrawn as of December 31, 2009. For purposes of this table, we assumed a fixed interest rate of 5.96% throughout the entire term of the loan, which was the average rate in effect during the fourth quarter of 2009. The actual rate will vary depending on the LIBO rates in effect at the time of payment and the expiration dates of the swap agreements.

(b)
Represents payments for four operational support systems obligations. Should we terminate any of the contracts prior to their expiration, we will be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts. In addition, we have a contractual obligation for network maintenance.

Under accounting guidance applicable for uncertainty in income taxes, unrecognized tax benefits of $5.7 million are excluded from the contractual obligations table because the timing of future cash outflows to settle these liabilities is highly uncertain.

Market Risks
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
At December 31, 2009, the interest rate on $275 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates. If market interest rates changed by 1.0% from the average rates that prevailed during 2009, interest expense would have increased or decreased by approximately $1.7 million for the year.
As of December 31, 2009, the fair value of interest rate swap agreements amounted to a liability of $32.2 million. The deferred loss, net of taxes, recognized in accumulated other comprehensive loss for our interest rate swaps totaled $20.2 million at December 31, 2009.
Subsequent Events
In early 2010, we sold our CMR reporting unit. The sales price, assets and revenues of CMR are non-core to our ongoing business and are immaterial to the overall assets and revenues of Consolidated. The divestiture is expected to be slightly accretive to our overall results of operations going forward.
On February 12, 2010, we announced plans to phase out our operator services unit. Our operator services unit provides directory assistance and call completion services for us and several other telecommunications providers. It is expected that this business will be phased out by June 30, 2010. The assets and revenues of operator services are non-core to our business and are immaterial to the overall assets and revenues of Consolidated. The phaseout of operator services is expected to be slightly accretive to our overall results of operations going forward.
Both CMR and operator services were part of our Other Operations segment.
Impact of Recently Issued Accounting Standards
See Note 2, Summary of Significant Accounting Policies — Adoption of Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is contained in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The following financial statements and supplementary data of the Company and its subsidiaries are included below on pages F-1 through F-70 of this report:
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Currey and Childers, there has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of Messrs. Currey and Childers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.
The effectiveness of internal control on financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report on page 79 included in this Annual Report on Form 10-K.
Inherent Limitation of the Effectiveness of Internal Control
A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Consolidated Communications Holdings, Inc.
We have audited Consolidated Communications Holdings, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Consolidated Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 8, 2010, expressed an unqualified opinion therein.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 8, 2010

Item 9B. Other Information
None.

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
Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 4, 2010, which proxy statement will be filed before April 30, 2010.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 4, 2010, which proxy statement will be filed before April 30, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 4, 2010, which proxy statement will be filed before April 30, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 4, 2010, which proxy statement will be filed before April 30, 2010.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 4, 2010, which proxy statement will be filed before April 30, 2010.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Index to exhibits, financial statements and schedules.
(1)	The following consolidated financial statements and reports are included beginning on page F-1 hereof:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations — For the years ended December 31, 2009, 2008, and 2007.

Consolidated Balance Sheets — December 31, 2009 and 2008.

Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Cash Flows — For the years ended December 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Pennsylvania RSA 6(II) Limited Partnership Balance Sheets — December 31, 2009 and 2008.

Pennsylvania RSA 6(II) Limited Partnership Statements of Operations — For the years ended December 31, 2009, 2008 and 2007.

Pennsylvania RSA 6(II) Limited Partnership Statements of Changes in Partners’ Capital — For the years ended December 31, 2009, 2008 and 2007.

Pennsylvania RSA 6(II) Limited Partnership Statements of Cash Flows — For the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

GTE Mobilnet of Texas #17 Limited Partnership Balance Sheets — December 31, 2009 and 2008.

GTE Mobilnet of Texas #17 Limited Partnership Statements of Operations — For the years ended December 31, 2009, 2008 and 2007.

GTE Mobilnet of Texas #17 Limited Partnership Statements of Changes in Partners’ Capital — For the years ended December 31, 2009, 2008 and 2007.

GTE Mobilnet of Texas #17 Limited Partnership Statements of Cash Flows — For the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(2)	The following consolidated financial statement schedule of the Company is included on page F-43 hereof:
SCHEDULE II Valuation and Qualifying Accounts
All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
(3)	Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of July 1, 2007, by and among Consolidated Communications Holdings, Inc., North Pittsburgh Systems, Inc. and Fort Pitt Acquisition Sub Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated July 12, 2007).

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

3.2	Form of Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended September 30, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005).

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

10.6.1
Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002 (incorporated by reference to Exhibit 10.14 to Form S-4 dated October 26, 2004).

10.8	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005).

Exhibit
Number		Description
10.9	*
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

10.11	*	Form of Employment Security Agreement with Robert J. Currey (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 4, 2009).

10.12	*	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 4, 2009).

10.13	*
Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to Form 10-K for the period ended December 31, 2007).

10.14	*	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 12, 2007).

10.15		Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 12, 2007).

10.16		Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to Form 8-K dated March 12, 2007).

10.17	*	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to Form 8-K dated March 12, 2007).

10.18	*	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to Form 8-K dated March 12, 2007).

10.19
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

10.20
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

21.1		List of subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

23.2		Consent of Deloitte & Touché LLP

31.1		Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934

32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mattoon, State of Illinois, on the 8th day of March 2010.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ Robert J. Currey
	Name:	Robert J. Currey
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Robert J. Currey Robert J. Currey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010

By:	/s/ Steven L. Childers Steven L. Childers	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010

By:	/s/ Richard A. Lumpkin Richard A. Lumpkin	Non-Executive Chairman of the Board and Director	March 8, 2010

By:	/s/ Jack W. Blumenstein Jack W. Blumenstein	Director	March 8, 2010

By:	/s/ Roger H. Moore Roger H. Moore	Director	March 8, 2010

By:	/s/ Maribeth S. Rahe Maribeth S. Rahe	Director	March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Consolidated Communications Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of GTE Mobilnet of Texas RSA #17 Limited Partnership (a partnership in which the Company has a 17.02% interest), Pennsylvania RSA 6(I) Limited Partnership (a partnership in which the Company has a 16.67% interest), and Pennsylvania RSA 6(II) Limited Partnership (a partnership in which the Company has a 23.67% interest) (collectively the Limited Partnerships) have been audited by other auditors whose reports have been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for the Limited Partnerships, is based solely on the reports of the other auditors. In the consolidated financial statements, the Company’s investment in the Limited Partnerships is stated at $49.4 million and $46.7 million, respectively, at December 31, 2009 and 2008, and the Company’s equity in the net income of the Limited Partnerships is stated at $13.2 million, $10.1 million, and $2.3 million for each of the three years in the period ended December 31, 2009.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method for accounting for noncontrolling interests and its method for accounting for earnings per share and on December 31, 2008, the Company changed its method for accounting for the effects of certain types of regulation.
We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Pennsylvania RSA 6 (I) Limited Partnership:
We have audited the accompanying balance sheets of Pennsylvania RSA 6 (I) Limited Partnership (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Such financial statements are not presented separately herein. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, GA
March 8, 2010

Consolidated Communications Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2009	2008	2007

Net revenues	$406,167	$418,424	$329,248
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	145,460	143,563	107,290
Selling, general and administrative expenses	104,774	108,769	89,662
Intangible asset impairment	—	6,050	—
Depreciation and amortization	85,227	91,678	65,659

Operating income	70,706	68,364	66,637
Other income (expense):
Interest income	56	367	893
Interest expense	(57,991)	(66,659)	(47,350)
Investment income	25,770	20,495	7,034
Loss on early extinguishment of debt	—	(9,224)	(10,323)
Other, net	(207)	(577)	(167)

Income before income taxes and extraordinary item	38,334	12,766	16,724
Income tax expense	12,399	6,639	4,674

Income before extraordinary item	25,935	6,127	12,050
Extraordinary item (net of income tax of $4,154)	—	7,240	—

Net income	25,935	13,367	12,050
Less: Net income attributable to noncontrolling interest	1,030	863	627

Net income attributable to common stockholders	$24,905	$12,504	$11,423

Net income per common share attributable to common stockholders—basic:
Income per common share before extraordinary item	$0.84	$0.18	$0.43
Extraordinary item per share	—	0.24	—

Net income per common share attributable to common stockholders—basic	$0.84	$0.42	$0.43

Net income per common share attributable to common stockholders—diluted:
Income per common share before extraordinary item	$0.84	$0.18	$0.43
Extraordinary item per share	—	0.24	—

Net income per common share attributable to common stockholders—diluted	$0.84	$0.42	$0.43

Cash dividends per common share	$1.55	$1.55	$1.55

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands except share and per share amounts)	2009	2008
Assets
Current assets:
Cash and equivalents	$42,758	$15,471
Accounts receivable, net of allowance for doubtful accounts of $1,796 in 2009 and $1,908 in 2008	42,125	45,092
Inventories	6,874	7,482
Deferred income taxes	5,970	3,600
Prepaid expenses and other current assets	6,639	6,931

Total current assets	104,366	78,576

Property, plant and equipment, net	377,200	400,286
Investments	98,748	95,657
Goodwill	520,562	520,562
Customer lists, net	102,088	124,249
Tradenames	13,446	14,291
Deferred debt issuance costs, net and other assets	6,633	8,005

Total assets	$1,223,043	$1,241,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,482	$12,336
Advance billings and customer deposits	20,025	19,102
Dividends payable	11,476	11,388
Accrued expense	26,268	24,584
Current portion of capital lease obligations	344	922
Current portion of derivative liability	6,074	4,443
Current portion of pension and postretirement benefit obligations	2,908	2,960

Total current liabilities	80,577	75,735
Long-term portion of capital lease obligation	—	344
Senior secured long-term debt	880,000	880,000
Deferred income taxes	74,711	58,134
Pension and other postretirement obligations	80,298	107,741
Other long-term liabilities	26,740	44,387

Total liabilities	1,142,326	1,166,341

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,608,653 and 29,488,408, shares outstanding as of December 31, 2009 and 2008, respectively	296	295
Additional paid-in capital	109,746	129,284
Retained earnings	—	—
Accumulated other comprehensive loss, net	(35,540)	(59,479)
Noncontrolling interest	6,215	5,185

Total stockholders’ equity	80,717	75,285

Total liabilities and stockholders’ equity	$1,223,043	$1,241,626

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Income (loss)	Interest	Total

Balance, January 1, 2007	26,001,872	$260	$112,496	$—	$2,202	$3,695	$118,653

Dividends on common stock		—	(30,090)	(11,423)	—	—	(41,513)
Issuance of common stock	3,319,142	34	74,376	—	—	—	74,410
Shares issued under employee plan, net of forfeitures	126,834
Non-cash, stock-based compensation		—	4.034	—	—	—	4,034
Purchase and retirement of common stock	(7,261)	—	(131)	—	—	—	(131)
Tax on restricted stock vesting		—	38	—	—	—	38
Comprehensive income:		—	—	—	—	—
Net income		—	—	11,423	—	627	12,050
Recognition of funded status of pension and other postretirement plans, net of tax of $1,606		—	—	—	2,785	—	2,785
Change in fair value of cash flow hedges, net of tax of $(6,139)		—	—	—	(10,638)	—	(10,638)

Total comprehensive income							4,197

Balance, December 31, 2007	29,440,587	$294	$160,723	$—	$(5,651)	$4,322	$159,688

Effects of accounting change regarding postretirement plan measurement dates pursuant to accounting guidance:
Service cost, interest cost and expected return on plan assets for October 1, 2007 through December 31, 2007, net of tax of $(88)		—	—	(154)	—	—	(154)
Amortization of prior service costs and net loss for October 1, 2007 through December 31, 2007, net of tax of $(9)		—	—	(15)	15	—	—

Balance, January 1, 2008	29,440,587	$294	$160,723	$(169)	$(5,636)	$4,322	$159,534

Dividends on common stock		—	(33,141)	(12,335)	—	—	(45,476)
Shares issued under employee plan, net of forfeitures	71,467	—	—	—	—	—	—
Non-cash, stock-based compensation		1	1,900	—	—	—	1,901
Purchase and retirement of common stock	(23,646)	—	(257)	—	—	—	(257)
Tax on restricted stock vesting		—	(38)	—	—	—	(38)
Pension tax adjustment		—	97	—	—	—	97
Comprehensive (loss):
Net income		—	—	12,504	—	863	13,367
Change in prior service cost and net loss, net of tax of $(18,730)		—	—	—	(31,765)	—	(31,765)
Change in fair value of cash flow hedges, net of tax of $(12,666)		—	—	—	(22,078)	—	(22,078)

Total comprehensive loss							(40,476)

Balance, December 31, 2008	29,488,408	$295	$129,284	$—	$(59,479)	$5,185	$75,285

Dividends on common stock		—	(21,021)	(24,905)	—	—	(45,926)
Shares issued under employee plan, net of forfeitures	154,752	1	—	—	—	—	1
Non-cash, stock-based compensation		—	1,927	—	—	—	1,927
Purchase and retirement of common stock	(34,507)	—	(545)	—	—	—	(545)
Tax on restricted stock vesting		—	198	—	—	—	198
Pension tax adjustment		—	(97)	—	—	—	(97)
Comprehensive income (loss):
Net income		—	—	24,905	—	1,030	25,935
Change in prior service cost and net loss, net of tax of $8,345		—	—	—	14,022	—	14,022
Change in fair value of cash flow hedges, net of tax of $5,707		—	—	—	9,917	—	9,917

Total comprehensive income							49,874

Balance, December 31, 2009	29,608,653	$296	$109,746	$—	$(35,540)	$6,215	$80,717

Consolidated Communications Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2009	2008	2007

Operating Activities
Net income	$25,935	$13,367	$12,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,227	91,678	65,659
Loss on extinguishment of debt	—	9,224	10,323
Deferred income taxes	57	(12,032)	(4,271)
Intangible asset impairment	—	6,050	—
Extraordinary item, net of tax	—	(7,240)	—
Loss on disposal of assets	2,491	—	—
Non-cash partnership income	(3,091)	(2,056)	(333)
Stock-based compensation expense	1,927	1,901	4,034
Amortization of deferred financing costs	1,301	1,431	3,128
Changes in operating assets and liabilities:
Accounts receivable, net	2,967	(1,091)	171
Inventories	608	(1,118)	(228)
Other assets	363	5,083	5,544
Accounts payable	1,146	(5,050)	1,258
Accrued expenses and other liabilities	(2,624)	(7,736)	(15,266)

Net cash provided by operating activities	116,307	92,411	82,069
Investing Activities
Additions to property, plant and equipment, net	(42,352)	(48,027)	(33,495)
Proceeds from the sale of investments	725	—	10,625
Securities purchased	—	—	(10,625)
Acquisition, net of cash acquired	—	—	(271,780)

Net cash used for investing activities	(41,627)	(48,027)	(305,275)
Financing Activities
Proceeds from issuance of stock	—	—	12
Proceeds from long-term obligations	—	120,000	760,000
Payments made on long-term obligations	—	(136,337)	(464,000)
Repayment of North Pittsburgh long-term obligations	—	—	(15,426)
Costs paid to issue common stock	—	—	(400)
Payment of deferred financing costs	—	(240)	(8,988)
Payment of capital lease obligation	(922)	(971)	—
Repurchase and retirement of common stock	(545)	(257)	(131)
Dividends on common stock	(45,926)	(45,449)	(40,192)

Net cash provided by (used for) financing activities	(47,393)	(63,254)	230,875

Net increase (decrease) in cash and equivalents	27,287	(18,870)	7,669
Cash and equivalents at beginning of year	15,471	34,341	26,672

Cash and equivalents at end of year	$42,758	$15,471	$34,341

Supplemental disclosure of cash flow:
Interest paid	$56,026	$65,061	$44,343
Income taxes paid	$10,996	$13,540	$13,976

Consolidated Communications Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Nature of Operations
Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries, which are collectively referred to as “Consolidated”, the “Company”, “we”, “our” or “us” unless the context otherwise requires, operates its businesses under the name Consolidated Communications. The Company is an established rural local exchange company (“RLEC”) providing communications services to residential and business customers in Illinois, Texas and Pennsylvania. With 247,235 local access lines, an estimated 72,681 Competitive Local Exchange Carrier (“CLEC”) access line equivalents, 100,122 digital subscriber lines (“DSL”) and 23,127 Internet Protocol digital television (“IPTV”) subscribers at December 31, 2009, the Company offers a wide range of telecommunications services, including local and long-distance service, digital telephone service (“VOIP”), custom calling features, private line services, dial-up and high-speed broadband Internet access, IPTV, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC calling services. The Company also operates a number of complementary non-core businesses, including telemarketing and order fulfillment (“CMR”); telephone services to county jails and state prisons; equipment sales; and operator services.
Founded in 1894 as the Mattoon Telephone Company by the great-grandfather of our current Chairman, Richard A. Lumpkin, we began as one of the nation’s first independent telephone companies. After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company (“ICTC”), on April 10, 1924. In 1997, McLeodUSA acquired ICTC and all related businesses from the Lumpkin family. In 2002, Mr. Lumpkin and two private equity firms, Spectrum Equity and Providence Equity, repurchased ICTC and several related businesses.
On April 14, 2004, we acquired TXU Communications Ventures Company, or TXUCV, from TXU Corporation. TXUCV owned rural telephone operations in Lufkin, Conroe, and Katy, Texas, which had been operating in those markets for over 90 years. This acquisition approximately tripled the size of the Company.
On July 27, 2005, we completed an initial public offering of our common stock. At the same time, Spectrum Equity sold its entire investment and Providence Equity sold 50% of its investment. In July 2006, we repurchased the remaining shares owned by Providence Equity.
On December 31, 2007, we acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”). Through its subsidiaries, North Pittsburgh provides advanced communication services to residential and business customers in several counties in western Pennsylvania and operates a CLEC in the Pittsburgh metropolitan area. The results of operations for North Pittsburgh are included in the Company’s Telephone Operations segment beginning January 1, 2008 and thereafter.
We are a Delaware corporation organized in 2002 and are the successor to businesses engaged in providing telecommunication services since 1894.
2. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Industry Segments
We operate in two reportable segments: Telephone Operations and Other Operations.
Discontinuance of Accounting for the Effects of Certain Types of Regulation
Historically, our Illinois and Texas ILEC operations followed the Financial Accounting Standards Board’s (“FASB”) authoritative guidance for regulated enterprises in accounting for the effects of certain types of regulation. This authoritative guidance required the recognition of the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Changes to our business, however, have impacted the dynamics of our operating environment. In the last half of 2008, we experienced a significant increase in competition in our Illinois and Texas markets primarily due to traditional cable competitors offering voice services. Also, effective July 1, 2008, we made an election to transition from rate of return to price cap regulation at the interstate level for our regulated Illinois and Texas operations. The conversion to price caps provides for greater pricing flexibility, especially in the increasingly competitive special access segment and in launching new products. Additionally, in response to customer demand, we launched our own VOIP service product offering as an alternative to our traditional wireline services. While there have been no material changes in our bundling strategy or in our end-user pricing, the pricing structure is transitioning from being based on the recovery of costs to a pricing structure based on market conditions.
Based on these and other factors impacting our business, we determined in late 2008 that the applicability of the authoritative guidance for regulated enterprises was no longer appropriate in the reporting of our financial results. As a result, we began to apply the authoritative guidance required for the discontinuance of application of regulatory accounting. This authoritative guidance requires the elimination of the effects of any actions of regulators that had previously been recognized in accordance with the authoritative guidance for regulated enterprises but that would not have been recognized by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to the authoritative guidance for regulated enterprises have historically included a systematic charge for removal costs in excess of the related estimated salvage value on those assets, resulting in a net over-depreciation of those assets over their useful lives. Costs of removal were then appropriately applied against this reserve. Upon discontinuance of the authoritative guidance for regulated enterprises, we reversed the impact of recognizing removal costs in excess of the related estimated salvage value, which resulted in recording a non-cash extraordinary gain of approximately $7.2 million, net of taxes of approximately $4.2 million, in the three months ended December 31, 2008. Our Pennsylvania ILEC previously discontinued the application of the authoritative guidance for regulated enterprises prior to our acquisition of North Pittsburgh, and, as a result, was not affected by the change in 2008.
Cash equivalents
We consider all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

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
Goodwill and other intangible assets
In accordance with the applicable guidance on accounting for goodwill and other intangible assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Tradenames have been determined to have indefinite lives; thus they are not amortized but are tested annually for impairment using discounted cash flows based on a relief from royalty method. We evaluate the carrying value of goodwill in the fourth quarter of each year and compare the carrying value of each reporting unit to its fair value to determine whether or not a potential impairment exists. Our analysis conducted during the fourth quarter of 2009 determined that there was no impairment of our assets. In 2008, we recorded an impairment charge and reduced goodwill by $6.1 million for CMR, which is part of the Other Operations segment.
The accounting guidance applicable to intangible assets also provides that assets that have finite lives should be amortized over their useful lives. Customer lists are amortized on a straight-line basis over their estimated useful lives (ranging from 5 to 13 years) based upon our historical experience with customer attrition. In accordance with the applicable guidance relating to the impairment or disposal of long-lived assets, we evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.

Fair Values of Financial Instruments
We use the following methods in estimating fair value disclosures for financial instruments:
Cash and equivalents, short-term investments, accounts receivable, financial derivatives and accounts payable: The carrying amount reported in the Consolidated Balance Sheets approximates fair value.
Long-term debt: Because our long-term debt reprices monthly, the carrying amount of our borrowings under our secured credit facility approximates fair value.
Derivatives and Hedging Activities
Derivative instruments are accounted for in accordance with the FASB applicable guidance on accounting for derivative instruments and hedging activity. This guidance provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It also requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities, or firm commitments; hedges of variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company currently uses derivatives only to hedge the variable cash flows of future interest payments on long-term debt. To the extent a derivative qualifies as a cash flow hedge, the gain or loss associated with the effective portion is recorded as a component of Accumulated Other Comprehensive Income (Loss). Changes in the fair value of derivatives that do not meet the criteria for hedge accounting are recognized in the consolidated statements of operations. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation. We do not anticipate any nonperformance by any counterparty.
Property, plant and equipment
Property, plant and equipment are recorded at cost. The costs of additions, replacements, and major improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation is determined based upon the assets’ estimated useful lives using either the group or unit method.
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

Estimated useful lives are as follows:

Years

Buildings	18–40
Network and outside plant facilities	3–50
Furniture, fixtures and equipment	3–15
Capital leases	11
Employment-Related Benefits
Employment-related benefits associated with pensions and postretirement healthcare are expensed as actuarially determined. The recognition of expense is impacted by estimates made by management, such as discount rates used to value certain liabilities, investment rates of return on plan assets, increases in future wage amounts, and future healthcare costs. We use third-party specialists to assist us in appropriately measuring the expense and liabilities associated with employment-related benefits.
We determine our actuarial assumptions for the pension and postretirement plans, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined based on a spot yield curve that includes bonds that are rated Corporate AA- or higher with maturities that match expected benefit payments under the plan.
The expected long-term rate of return on plan assets reflects projected returns for the investment mix that have been determined to meet the plans’ investment objectives. The expected long-term rate of return on plan assets is selected by taking into account the expected weighted averages of the investments of the assets, the fact that the plan assets are actively managed to mitigate downside risks, the historical performance of the market in general and the historical performance of the retirement plan assets over the past ten years.
Revenue recognition
Revenue is generally recognized when evidence of an arrangement exists, the earnings process is complete, and collectability is reasonably assured. Marketing incentives, including bundle discounts, are recognized as revenue reductions in the period the service is provided.
Local calling services, enhanced calling features, special access circuits, long-distance flat-rate calling plans, and most data services are billed to end-users in advance. Billed but unearned revenue is deferred and recorded in advance billings and customer deposits.
Revenues for usage-based services, such as per-minute long-distance service and access charges billed to other telephone carriers for originating and terminating long-distance calls on our network, are billed in arrears. We recognize revenue from these services in the period the services are rendered rather than billed. Earned but unbilled usage-based services are recorded in accounts receivable.
Subsidies, including universal service revenues, are government-sponsored support to subsidize services in mostly rural, high-cost areas. These revenues typically are based on information provided by the Company and are calculated by the administering government agency. Subsidies are recognized in the period the service is provided. There is a reasonable possibility that out of period subsidy adjustments may be recorded in the future, but they are anticipated to be immaterial to our results of operation and financial position.
Revenues from operator services, paging services and CMR are recognized monthly as services are provided. Telephone equipment revenues generated from retail channels are recorded at the point of sale. Telecommunications systems and structured cabling project revenues are recognized when the project is completed and billed. Maintenance services are provided on both a contract and time and material basis and are recorded when the service is provided. Print advertising and publishing revenues are recognized ratably over the life of the related directory, generally 12 months.

The Company reports taxes imposed by governmental authorities on revenue-producing transactions between the Company and our customers that are within the scope of the FASB’s authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement in the consolidated financial statements on a net basis.
Advertising costs
The costs of advertising are charged to expense as incurred. Advertising expenses totaled $1.7 million, $2.3 million and $1.9 million in 2009, 2008, and 2007, respectively.
Income taxes
We and our wholly owned subsidiaries file a consolidated federal income tax return. Our majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), files a separate federal income tax return. Some state income tax returns are filed on a consolidated basis; others are filed on a separate legal entity basis. Federal and state income tax expense or benefit is allocated to each subsidiary based on separately determined taxable income or loss.
Amounts in the financial statements related to income taxes are calculated in accordance with the FASB’s authoritative guidance on accounting for income taxes. We also apply the FASB’s authoritative guidance on accounting for uncertainty in income taxes to account for uncertainty in income taxes recognized in our financial statements in accordance with the authoritative guidance on accounting for income taxes. For more information, please see Note 18.
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
Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax law and also may include, in the current period, the cumulative effect of any changes in tax rates from those used to determine deferred tax assets and liabilities. Such provisions may differ from the amounts currently receivable or payable because certain items of income and expense are recognized in one time period for financial reporting purposes and in another for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. Even if the Company believes its tax positions are fully supportable, it will establish reserves for income tax when it is more likely than not there remain income tax contingencies that will be challenged and possibly disallowed. The consolidated tax provision and related accruals include the impact of such reasonably estimated losses. To the extent the probable tax outcomes of these matters change, those changes will alter the income tax provision in the period in which such determination is made.
Stock-based compensation
We maintain one stock-based compensation plan. The plan provides for the grant of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees. We account for stock-based compensation under the applicable accounting guidance which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We recognized stock-based compensation expense of $1.9 million in 2009 and 2008, and $4.0 million in 2007.

Earnings per Common Share
We adopted the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share on January 1, 2009, and began using the two-class method to compute basic and diluted earnings per share for all periods presented. To the extent that stock-based compensation is anti-dilutive, it is excluded from the calculation of diluted earnings per share.
Noncontrolling Interest
ETFL is a joint venture owned 63% by the Company and 37% by Eastex Celco. ETFL provides connectivity to certain customers within Texas over a fiber optic transport network.
Reclassifications
Certain prior-year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on total assets, total stockholders equity, total revenue, income from operations or net income.
Adoption of Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.
Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third quarter 2009 financial statements, and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
In September 2006, the FASB issued updated authoritative guidance on employers’ accounting for defined-benefit pension and other postretirement plans. This guidance requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined-benefit postretirement plan’s funded status, (b) measure a defined-benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined-benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of this guidance effective December 31, 2006. After combining our Texas and Illinois pension plans on December 31, 2007, we adopted the measurement date provisions effective January 1, 2008 for pension and postretirement plans with measurement dates other than December 31, resulting in an increase to opening accumulated deficit on January 1, 2008, of $0.2 million net of tax of $0.1 million.

In December 2007, the FASB issued authoritative guidance on the presentation of noncontrolling interests in consolidated financial statements. This guidance clarifies that a noncontrolling interest in a consolidated subsidiary should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest holder. We adopted this guidance effective January 1, 2009 on a retrospective basis. As a result, equity increased by approximately $5.2 million for the reclassification of noncontrolling interests as of December 31, 2008, and net income increased by $0.9 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.
In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. This guidance significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under the new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal years beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008. Adoption of this guidance on January 1, 2009 had no impact on the Company’s results of operations and financial position. However, we expect this guidance will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition. In addition, subsequent to the adoption, $5.7 million of the liability for unrecognized tax benefits discussed in Note 18, relate to tax positions of acquired entities taken prior to their acquisition by us. Liabilities settled for lesser amounts will affect the income tax expense in the period of reversal.
In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance addresses enhanced disclosures concerning: (a) the manner in which an entity uses derivatives (and the reasons it uses them), (b) the manner in which derivatives and related hedged items are accounted for and (c) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. Adoption of this guidance on January 1, 2009 did not have a material impact on our financial position or results of operations although it did impact our disclosures (see Note 13).
In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share (“EPS”). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. This guidance was effective for fiscal years beginning on or after December 15, 2008. Adoption of this guidance on January 1, 2009 on a retrospective basis for all periods presented did not have a material impact on our results of operations and financial position, or on basic or diluted earnings per share.
In December 2008, the FASB issued guidance on an employers’ disclosures about postretirement benefit plan assets. This guidance requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. This guidance became effective for us as of December 31, 2009, and because this guidance applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial statements (See Note 15).

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. Adoption of this guidance did not have an impact on our consolidated results of operations or financial position (see Note 25).
In August 2009, the FASB updated its authoritative guidance on fair value measurements and disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 became effective for our annual financial statements for the year ended December 31, 2009. Adoption of this guidance did not have an impact on our consolidated results of operations or financial position.
In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
3. Acquisition
On December 31, 2007, we acquired all of the capital stock of North Pittsburgh. North Pittsburgh’s assets consist of a RLEC that serves portions of Allegheny, Armstrong, Butler, and Westmoreland counties in western Pennsylvania; a CLEC that serves small to mid-sized businesses in Pittsburgh and its surrounding suburbs as well as in Butler County; an Internet Service Provider that furnishes broadband services in western Pennsylvania; and minority interests in three cellular partnerships and one competitive access provider. The results of operations for North Pittsburgh are included in the Company’s Telephone Operations segment beginning January 1, 2008 and thereafter.
We accounted for the North Pittsburgh acquisition using the purchase method of accounting. Accordingly, the financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired based on their respective fair values. At the time of the acquisition, 80% of the shares of North Pittsburgh converted into the right to receive $25.00 per share in cash; each of the remaining shares converted into the right to receive 1.1061947 shares of common stock of the Company, or approximately 3.3 million shares of stock valued at approximately $74.4 million, net of issuance fees. The total purchase price, including acquisition costs and net of $32.9 million of cash acquired, was allocated according to the following table, which summarizes the fair values of the North Pittsburgh assets acquired and liabilities assumed:

(In thousands)
Current assets	$17,729
Property, plant and equipment	116,308
Customer lists	49,000
Goodwill	214,562
Investments and other assets	53,360
Liabilities assumed	(103,933)

Net purchase price	$347,026

Upon finalization of the purchase price allocation, adjustments of approximately $0.2 million were made to goodwill during the year ended December 31, 2008. The adjustments consist of approximately $0.4 million in additional acquisition costs incurred, a $0.3 million adjustment to the capital lease liability and ($0.6) million in liabilities assumed.
The aggregate purchase price was through a negotiated bid and was influenced by our assessment of the value of the overall North Pittsburgh business. The significant goodwill value reflects our view that the North Pittsburgh business could generate strong cash flow and sales and earnings following the acquisition. All of the goodwill recorded as part of this acquisition is allocated to the Telephone Operations segment. The customer list is being amortized over its estimated useful life of five years. The goodwill and other intangibles associated with this acquisition were not deductible for tax purposes.
Because the acquisition occurred on December 31, 2007, our consolidated financial statements prior to January 1, 2008 do not include the results of operations for North Pittsburgh. Unaudited pro forma results of operations data for the year ended December 31, 2007 as if the acquisition had occurred at the beginning of the period presented is as follows:

December 31,
(in thousands, except per share amounts)	2007

Total revenues	$424,917
Income from operations	59,752
Pro forma net income	5,592
Income per share — basic	0.19
Income per share — diluted	0.19
4. Affiliated Transactions
Richard A. Lumpkin, non-executive Chairman of the Board, together with his family, beneficially owns 49.7% of Agracel, Inc. (“Agracel”), a real estate investment company. Mr. Lumpkin also is a director of Agracel.
Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”). Mr. Lumpkin directly owns the remaining 50% of LATEL. The Company leases certain office and warehouse space from LATEL. The triple net leases requires us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes associated with the leased facilities. We recognized rent expense of $1.4 million in 2009, 2008 and 2007 in connection with these operating leases. There was no associated lease payable balance outstanding at December 31, 2009 or 2008. The leases expire in July 2011 but contain provisions for automatic renewal of one-year terms through 2013.
Agracel is the sole managing member and 66.7% owner of MACC, LLC (“MACC”). Mr. Lumpkin, together with his family, owns the remainder of MACC. The Company leases certain office space from MACC. We recognized rent expense in the amount of $0.2 million in 2009, 2008 and 2007 in connection with this lease, which expires in August 2012.
Mr. Lumpkin, together with members of his family, beneficially owns 100% of SKL Investment Group, LLC (“SKL”). The Company charged SKL $45 thousand in 2009, 2008 and 2007, respectively, for use of office space, computers, telephone service, and other office-related services.

Mr. Lumpkin also has an ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”), which provides the Company with general banking services, including depository, disbursement, and payroll accounts and retirement plan administrative services, on terms comparable to those available to other large business accounts. The Company provides telecommunications products and services to First Mid-Illinois based upon standard prices for strategic business customers. Following is a summary of the transactions between us and First Mid-Illinois for the years ended December 31:

(In thousands)	2009	2008	2007
Fees charged from First Mid-Illinois for:
Banking services	$10	$11	$10
401K plan administration	11	65	81
Interest income earned on deposits at First Mid-Illinois	6	48	174
Fees charged to first Mid-Illinois for telecommunication services	456	482	465
In 2008 and 2007, the Checkley Agency, a wholly owned insurance brokerage subsidiary of First Mid-Illinois, received approximately $0.2 million and $0.1 million, respectively, in commissions relating to insurance and risk management services provided to the Company. We ceased using the Checkley Agency after 2008.
5. Prepaid and other current assets
Prepaid and other current assets at December 31 are as follows:

(in thousands)	2009	2008

Prepaid expenses	$5,866	$5,913
Deferred charges	718	981
Other current assets	55	37

Total	$6,639	$6,931

6. Property, plant and equipment
Property, plant and equipment at December 31 are as follows:

(in thousands)	2009	2008

Land and buildings	$66,700	$65,840
Network and outside plant facilities	833,879	808,886
Furniture, fixtures and equipment	80,315	83,889
Assets under capital lease	5,144	5,144
Less: accumulated depreciation	(617,141)	(574,013)

	368,897	389,746
Construction in progress	8,303	10,540

Totals	$377,200	$400,286

Depreciation expense totaled $63.1 million, $69.5 million and $52.8 million in 2009, 2008 and 2007, respectively.
Prior to our discontinuance of the application of the authoritative guidance on accounting for the effects of certain types of regulation on December 31, 2008 (See Note 2), we recognized depreciation expenses for our regulated telephone operations using rates and lives approved by the state regulators for regulatory reporting purposes. Upon the discontinuance of the application of this authoritative guidance, we revised the useful lives on a prospective basis to be similar to a non-regulated entity.

7. Investments
Investments at December 31 are as follows:

(in thousands)	2009	2008

Cash surrender value of life insurance policies	$1,797	$1,779
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34%)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60%)	22,950	22,950
CoBank, ACB Stock	2,917	2,651
Other	45	10
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,080	17,116
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,301	7,276
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,049	22,267
Boulevard Communications, LLP (50% interest)	159	158

Total	$98,748	$95,657

CoBank is a cooperative bank owned by its customers. Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, who has traditionally been a significant lender in the Company’s credit facility. The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.
We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area. Because of our limited influence over these partnerships, we use the cost method to account for both of these investments. In 2009 and 2008, we received cash distributions from these partnerships totaling $12.0 million and $9.7 million, respectively.
We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”). RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provides cellular service in and around our Pennsylvania service territory. In addition, we have a 50% ownership interest in Boulevard Communications, LLP, a competitive access provider in western Pennsylvania. Because we have some influence over the operating and financial policies of these four entities, we account for the investments using the equity method. In 2009 and 2008, we received cash distributions from these partnerships totaling $10.4 million and $7.9 million, respectively.

Selective summarized financial information for these investments at December 31 was as follows:

(in thousands)	2009	2008	2007

Total revenues	$236,835	$212,498	$180,412
Income from operations	65,565	50,479	41,682
Income before taxes	66,832	50,479	42,680
Net income	66,501	50,619	42,680

Current assets	47,894	33,586	31,049
Non-current assets	76,906	74,521	64,172
Current liabilities	11,035	8,937	8,869
Non-current liabilities	623	567	468
Partnership equity	113,260	98,603	85,885
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
The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2009 were as follows:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$32,179	$—	$32,179	$—

The following table presents our net liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the applicable accounting guidance at December 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
(In thousands)	Inputs (Level 3)

Balance at December 31, 2008	$47,908
Settlements	(14,852)
Unrealized gain included in earnings	(62)
Unrealized gain included in other comprehensive income from basis swap	(1,361)
Unrealized loss included in other comprehensive income	5,693
Transfers out of Level 3	(37,326)

Balance at December 31, 2009	$—

Gain arising from ineffectiveness included in interest expense	$107

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.
We have not elected the fair value option for any of our financial assets or liabilities. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances. The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$49,589	n/a	$46,817	n/a
Investments, at cost	$47,362	n/a	$47,061	n/a
Long-term debt	$880,000	$880,000	$880,000	$880,000
The Company’s investments at December 31, 2009 and 2008 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships. These investments are recorded using either the equity or cost methods, and it is not practical to estimate a fair value for these non-publicly traded entities.
Our long-term debt allows us to select a one month LIBOR repricing option, which we have elected. As such, the fair value of this debt approximates its carrying value.
9. Goodwill and Other Intangible Assets
In accordance with the applicable accounting guidance, goodwill and tradenames are not amortized but are subject to impairment testing—no less than annually or more frequently if circumstances indicate potential impairment.
In 2008 and the preceding years, we considered our reporting units to be the Telephone Operations services in our Illinois ILEC territory, Telephone Operations services in our Texas ILEC territories, Telephone Operations services in our Pennsylvania ILEC territory, Pennsylvania CLEC Operations and each of the companies in our Other Operations Segment, which includes Prison Systems, Business Systems, Operator Services and CMR.
Beginning in 2009, after undergoing an internal legal entity restructuring and completing the final stages of the integration of our Texas, Illinois and Pennsylvania operations, we re-evaluated our reporting units based on how our business is currently being managed. Segment management evaluates the operations of the telephone operations segment on a consolidated basis rather than at a geographic level. In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units. As a result of the integration, the operations of our Illinois, Texas and Pennsylvania properties can no longer be easily separated. These operations share network operations monitoring, call routing, remittance, customer service, billing systems and research and development costs. In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory and all of the networks provide redundancy. As such, a substantial portion of the assets could not be sold individually without incurring substantial cost to separate processes, systems and technologies. As a result, beginning in 2009, we have combined the Telephone Operations of our Illinois, Texas and Pennsylvania territories and our Pennsylvania CLEC operations into a single reporting unit, Telephone Operations. Had the individual telephone operations territories been aggregated when goodwill was tested in 2008, the results would not have changed.

We complete our 2009 annual impairment test relying on both a discounted cash flow valuation technique, and to a lesser extent, a market approach. The discount rate, sales growth and profitability assumptions are material assumptions utilized in our discounted cash flow model. The discount rate is an after-tax, weighted-average cost of capital (“WACC”). The WACC is calculated based on observable market data. Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time. Sales growth rates and profitability assumptions are aligned with our long-term strategic planning process and reflect the best estimate of future results based on all information available to us at the assessment date.
We also evaluated the carrying value of our reporting units using a market-based approach. In applying this methodology, we looked at recent transactions involving other comparable RLECs and the market multiples being paid relative to enterprise value. This approach confirmed the indicative fair values indicated under the discounted cash flow approach.
The impairment testing in 2009 indicated no impairment of goodwill. In 2008, our annual impairment testing determined that goodwill was impaired in our CMR reporting unit within the Other Operations segment because of a decline in fair value due to underperformance of the business unit. As a result, we recorded an impairment charge of $6.1 million in 2008. Testing of goodwill in 2007 resulted in no impairment of goodwill.
The following table presents the carrying amount of goodwill by segment:

	Telephone	Other
(In thousands)	Operations	Operations	Total

Balance at December 31, 2007	$519,355	$7,084	$526,439

Adjustment to purchase of North Pittsburgh	173	—	173
Impairment	—	(6,050)	(6,050)

Balance at December 31, 2008	$519,528	$1,034	$520,562

Balance at December 31, 2009	$519,528	$1,034	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles. The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure. All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name. These tradenames are indefinitely renewable intangibles. The carrying value of the tradenames was $13.4 million at December 31, 2009 and $14.3 million at December 31, 2008. For the years ended December 31, 2009 and 2008, we completed our annual impairment test using discounted cash flows based on a relief from royalty method and determined that there was no impairment of our tradenames. However, as part of the sale of CMR (see Note 25), we agreed to allow the buyer to use the name Consolidated Market Response. As a result, we reduced the value of the tradenames by the amount which had previously been allocated to CMR.
The Company’s customer lists consist of an established base of customers that subscribe to its services. The carrying amount of customer lists at December 31 is as follows:

	Telephone Operations		Other Operations
(In thousands)	2009	2008	2009	2008

Gross carrying amount	$193,124	$193,124	$11,712	$12,524
Less: accumulated amortization	(92,358)	(70,660)	(10,390)	(10,739)

Net carrying amount	$100,766	$122,464	$1,322	$1,785

Amortization associated with customer lists totaled approximately $22.2 million in 2009 and 2008, and $12.9 million in 2007. The weighted-average remaining period over which customer lists are being amortized is 3.3 years. The estimated future amortization expense is as follows:

(in thousands)

2010	$22,139
2011	22,139
2012	22,139
2013	8,323
2014	8,323
2015	8,323
2016	8,323
2017	2,379

Total	$102,088

10. Deferred Debt Issuance Costs, Net and Other Assets
Deferred financing costs, net and other assets at December 31 are as follows:

(in thousands)	2009	2008

Deferred debt issuance costs, net	$6,464	$7,765
Other assets	169	240

Total	$6,633	$8,005

Deferred debt issuance costs are subject to amortization. Remaining deferred debt issuance costs of $6.5 million related to our secured credit facility will be amortized utilizing a method which approximates the effective interest method over the remaining life of 5 years, resulting in amortization expense of $1.3 million yearly unless the facility is extinguished earlier.
11. Accrued Expenses
Accrued expenses at December 31 are as follows:

(In thousands)	2009	2008

Salaries and employee benefits	$11,727	$9,453
Taxes payable	7,766	6,004
Accrued interest	1,177	785
Other accrued expenses	5,598	8,342

Totals	$26,268	$24,584

12. Debt
Long-term debt at December 31 consists of the following:

(In thousands)	2009	2008

Senior secured credit facility — revolving loan	$—	$—
Senior secured credit facility — term loan	880,000	880,000
Obligations under capital lease	344	1,266

	880,344	881,266
Less: current portion	(344)	(922)

Total long-term debt	$880,000	$880,344

Future maturities of long-term debt as of December 31, 2009, are as follows:

(In thousands)
2010	$—
2011	—
2012	—
2013	—
2014	880,000

$880,000

Credit Agreement
On December 31, 2007, the Company, through certain of its wholly owned subsidiaries, entered into a credit agreement with several financial institutions, providing for a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit), a $760 million term loan facility and $140 million delayed draw term loan (“DDTL”) facility. The DDTL’s sole purpose was for the funding of the redemption of our then-outstanding senior notes plus any associated fees or redemption premium. As described more fully below, we borrowed $120 million under the DDTL on April 1, 2008, at which time the commitment for the remaining $20 million that was originally available under the DDTL expired. The other borrowings under the credit facility were used to retire a previously outstanding $464 million credit facility and to fund our acquisition of North Pittsburgh. Borrowings under the credit facility are secured by substantially all of the assets of Consolidated with the exception of Illinois Consolidated Telephone Company. The term loan and DDTL require no principal reductions prior to maturity and thus mature in full on December 31, 2014. The revolving credit facility matures on December 31, 2013. There were no borrowings outstanding under the revolving credit facility as of December 31, 2009.
At our election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR. As of December 31, 2009, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans. The applicable margin for our $880 million term loan is fixed for the duration of the loan. The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid. Based on our leverage ratio of 4.71:1 at December 31, 2009, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings for the three-month period ending March 31, 2010. The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.
The weighted-average interest rate incurred on our credit facilities during the three-month periods ended December 31, 2009 and 2008, including the effect of interest rate swaps and the applicable margin, was 5.96% and 6.30% per annum, respectively. Interest is payable at least quarterly.
The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures. We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement. As of December 31, 2009, we were in compliance with the credit agreement covenants.

Covenant Compliance
In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005. Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then-outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect to extraordinary or unusual gains; and (iii) net decreases in revolving loans. Based on the results of operations from October 1, 2005 through December 31, 2009, and after taking into consideration dividend payments (including the $11.5 million dividend declared in December 2009 and paid on February 1, 2010), we continue to have $98.9 million in dividend availability under the credit facility covenant.
Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things. In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing. Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2009, our total net leverage ratio was 4.71:1.00, and our interest coverage ratio was 3.26:1.00.
The description of the covenants above and for our credit agreement in this Report are summaries only. They do not contain a full description, including definitions, of the provisions summarized. As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Senior notes
On April 1, 2008, we redeemed all of the then outstanding senior notes. The total amount of the redemption was $136.3 million, including a call premium of $6.3 million. The senior note redemption and payment of accrued interest through the redemption date was funded using $120 million of borrowing on the DDTL together with cash on hand. We recognized a loss on extinguishment of debt of $9.2 million related to the redemption premium and the write-off of unamortized deferred financing costs.
Capital lease
The Company has a capital lease, which expires in 2010, for certain equipment used in its operations. As of December 31, 2009, the present value of the minimum remaining lease commitments was $0.3 million, all of which is due and payable within the next 12 months.

13. Derivatives
In order to manage the risk associated with changes in interest rates, we maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments. During the fourth quarter of 2009, the amount of our floating-rate term debt that was fixed as a result of the interest rate swap agreements averaged $680 million or 77.3% of our outstanding debt. On December 31, 2009, the notional amount of outstanding floating to fixed interest rate swap agreements was $605 million. The swaps expire at various times from December 2010 through March 2013. The swaps are designated as cash flow hedges of our expected future interest payments. Under our interest rate swap agreements, we receive 3-month LIBOR based interest payments from the swap counterparties and pay a fixed rate.
In September 2008, due to the larger than normal spread between 1-month LIBOR and 3-month LIBOR, we added basis swaps, under which we make 3-month LIBOR-based payments, less a fixed percentage to the basis swap counterparties and receive 1-month LIBOR. At the same time, we began utilizing 1-month LIBOR resets on our credit facility. To further reduce potential future income statement impacts from hedge ineffectiveness, we de-designated the original interest rate swap contracts and redesignated them, in conjunction with the basis swaps, as of September 4, 2008 as a cash flow hedge designed to mitigate the changes in cash flows on our credit facility. The effect of the swap portfolio is to fix the cash interest payments on the floating portion of $605 million of debt at a weighted-average LIBO rate of 4.42% exclusive of the applicable borrowing margin on the loans.
We report the gross fair market value of our derivatives in either Other Assets or Other Liabilities on the balance sheet and do not net swaps in an asset position against swaps in a liability position. The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under the applicable accounting guidance:

	Fair Value
	December 31,
(In thousands)	2009	2008

Current portion of derivative liability	$6,074	$4,443
Other liabilities	26,105	43,465
In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. At December 31, 2009 and 2008, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $31.9 million and $47.5 million, respectively. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. The effect of the interest rate swaps on our financial performance for the periods presented was:

	For the Twelve Months
	Ended December 31,
(In thousands)	2009	2008

Loss reclassified from OCI into interest expense (effective portion)	$11,050	$6,377
Loss (gain) arising from ineffectiveness included in interest expense	(107)	395
We expect to reclassify approximately $4.7 million from Accumulated Other Comprehensive Income to Interest Expense during the next 12 months.

In total, we have 16 interest rate swaps. The counterparties to the various swaps are 5 major U.S. and European banks. None of the swap agreements provide for either Consolidated or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties. The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility. Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties. This provision allows us to partially mitigate the risk of non-performance by a counterparty.
14. Interest Expense
The following table summarizes interest expense:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Interest expense — credit facility	$25,443	$49,656	$33,488
Interest expense — high-yield debt	—	3,204	12,675
Payments on swap liabilities, net	29,918	10,524	(2,624)
Other interest	1,475	2,072	804
Amortization of deferred financing fees	1,273	1,431	3,128
Capitalized interest	(118)	(228)	(121)

Total interest expense	$57,991	$66,659	$47,350

15. Retirement and Pension Plans
We have 401(k) plans covering substantially all of our employees. We provide, at our discretion, a match of employee salaries contributed to the plans. We recorded expense with respect to these plans of $2.6 million in 2009 and 2008, and $2.4 million in 2007.
Qualified Retirement Plan
We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements. Certain salaried employees are also covered by the Retirement Plan although these benefits have previously been frozen. We contribute amounts necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.
The average asset allocations for our Retirement Plan at December 31 are as follows:

	2009	2008

Equity securities	61.8%	52.2%
Debt securities	35.0	44.2
Cash and equivalents	3.2	3.6

Total	100.0%	100.0%

We have established a Pension Committee that is responsible for overseeing the investments of the pension plan assets. The Pension Committee is responsible for determining and monitoring the appropriate asset allocations and for selecting or replacing investment managers, trustees, and custodians. The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The Retirement Plan’s current investment target allocations are 50% — 60% equities, with the remainder in fixed income funds and cash equivalents. The Pension Committee reviews the actual asset allocation in light of these targets periodically and rebalances investments as necessary. They also evaluate the performance of investment managers as compared to the performance of specified benchmarks and peers, and monitor the investment managers to ensure adherence to their stated investment style and to the Retirement Plan’s investment guidelines.
The fair values of the Company’s pension plan assets at December 31, 2009, utilizing the fair value hierarchy discussed in Note 8, is as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market	$4,508	$4,508	—	—

Equities:
U.S. common stocks	51,864	51,864	—	—
International stocks	25,003	25,003	—	—
Stock funds	10,843	—	10,843	—

Fixed Income:
Government agency	8,729	8,729	—	—
U.S. corporate bonds	41,034	41,034	—	—

Total	$141,981	$131,138	10,843	—

On December 31, 2009, the annual measurement date, our Retirement Plan had a projected benefit obligation of $184.9 million while the fair value of the Retirement Plan’s assets were $142.0 million. In accordance with the applicable accounting guidance, we recognized the unfunded status of the plan by recording an accrued pension liability of $42.9 million.
Items not yet recognized as a component of net periodic pension cost and amounts recognized in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2009	2008

Funded (Unfunded) status	$(42,924)	$(68,616)

Amounts recognized in
Long-term liabilities	(42,924)	(68,616)
Deferred taxes	10,458	18,625
Accumulated other comprehensive loss:
Unamortized prior service credit	(260)	(288)
Unamortized net actuarial loss	17,821	31,596

The amount of unamortized prior service credit that will be recognized as a component of net periodic pension cost in 2010 is expected to be $43 thousand. The amount of unamortized net actuarial losses that will be recognized as a component of net periodic pension cost in 2010 is expected to be approximately $0.8 million.
A summary of the components of net periodic pension cost for the Retirement Plan for the years ended December 31 is as follows:

(In thousands)	2009	2008	2007

Service cost	$2,109	$2,120	$1,802
Interest cost	11,099	11,004	7,324
Expected return on plan assets	(9,422)	(12,690)	(8,035)
Net amortization loss	2,673	—	—
Prior service credit amortization	(43)	(13)	(13)

Net periodic pension cost	$6,416	$421	$1,078

Certain assumptions utilized in determining the net periodic benefit cost and the benefit obligation for the years ended December 31 are as follows:

	2009	2008	2007

Discount rate	6.23%	6.12%	6.30%
Expected long-term rate of return on plan assets	7.70%	8.00%	8.00%
Rate of compensation/salary increase	3.16%	3.73%	3.50%
The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2009	2008

Benefit obligation at the beginning of the year	$187,065	$181,197
Service costs	2,109	2,120
Interest costs	11,099	11,004
Actuarial (gain) loss	(3,183)	3,448
Termination benefits and settlements	—	49
Service cost adjustment to retained earnings	—	202
Interest cost adjustment to retained earnings	—	976
Plan amendments	—	(320)
Benefits paid	(12,186)	(11,611)

Benefit obligation at the end of the year	$184,904	$187,065

At December 31, 2009 and 2008, the projected benefit obligation exceeded the accumulated benefit obligation by $5.7 million and $7.2 million, respectively.
The actuarial gain and loss for the year ended December 31, 2009 and 2008 results primarily from demographic experience, including assumption changes, and from investment returns differing from assumptions during the prior year.

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2009	2008

Fair value of plan assets at the beginning of the year	$118,449	$166,639
Employer contributions	10,447	215
Actual return on plan assets	25,271	(36,794)
Benefits paid	(12,186)	(11,611)

Fair value of plan assets at the end of the year	$141,981	$118,449

We are not required to make a contribution to our qualified pension plan in 2010.
The expected future benefits payments for the plan are as follows:

(in thousands)
2010	$12,404
2011	12,472
2012	12,637
2013	12,656
2014	12,646
2015 — 2019	64,791
Non-qualified Pension Plan
The Company also has a non-qualified supplemental pension plan (“Restoration Plan”), which it acquired as part of its North Pittsburgh and TXUCV acquisitions. The Restoration Plan covers certain former employees of our Pennsylvania and Texas operations. The Restoration Plan restores benefits that were precluded under the Retirement Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the Retirement Plan’s definition of earnings. In 2008, we paid lump-sum settlements of $5.9 million to all former North Pittsburgh employees, except for one participant who continues to receive an annuity payment of approximately $4 thousand annually. The remaining participants, with the exception of the lone Pennsylvania annuity, are all former employees of our Texas properties.
On December 31, 2009, the annual measurement date, our Restoration Plan had a projected benefit obligation of $1.0 million. The Restoration Plan is unfunded and has no assets, and the benefits paid under the Restoration Plan come from the general operating funds of the Company.
In accordance with the applicable accounting guidance, we recognized the underfunded status of the plan by recording an accrued pension liability of $1.0 million.
Items not yet recognized as a component of net periodic pension cost and amounts recognized in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2009	2008

Funded (Unfunded) status	$(954)	$(967)

Amounts recognized in
Current liabilities	(53)	(52)
Long-term liabilities	(901)	(915)
Deferred taxes	151	169
Accumulated other comprehensive loss:
Unamortized net actuarial loss	261	293

The amount of unamortized net actuarial losses that will be recognized as a component of net periodic pension cost in 2010 is expected to be $30 thousand.
A summary of the components of net periodic pension cost for the Restoration Plan for the years ended December 31 is as follows:

(In thousands)	2009	2008	2007

Service cost	$—	$—	$—
Interest cost	57	210	55
Special termination benefits charge	—	2	—
Net amortization loss	33	32	34

Net periodic pension cost	$90	$244	$89

Certain assumptions utilized in determining the net periodic benefit cost and the benefit obligation for the years ended December 31 are as follows:

	2009	2008	2007

Discount rate	6.23%	6.08%	6.30%
The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2009	2008

Benefit obligation at the beginning of the year	$967	$6,654
Service costs	—	—
Interest costs	57	210
Actuarial (gain) loss	(17)	26
Benefits paid	(53)	(5,923)

Benefit obligation at the end of the year	$954	$967

At December 31, 2009 and 2008, the projected benefit obligation equaled the accumulated benefit obligation.
The actuarial gain and loss for the years ended December 31, 2009 and 2008 results primarily from changes in demographic experience, including assumption changes.
The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2009	2008

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	53	5,923
Benefits paid	(53)	(5,923)

Fair value of plan assets at the end of the year	$—	$—

In 2010, we anticipate making contributions to our non-qualified pension plans totaling approximately $0.1 million.

The expected future benefits payments for the plan are as follows:

(in thousands)
2010	$53
2011	53
2012	53
2013	53
2014	53
2015 — 2019	270
Other Non-qualified Deferred Compensation Agreements
We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004. The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant. Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV. Payments related to the deferred compensation agreements totaled approximately $0.5 million in 2009 and $0.6 million in 2008. The net present value of the remaining obligations was approximately $3.1 million and $3.4 million as of December 31, 2009, and 2008, respectively, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.
We also maintain 40 life insurance policies on certain of the participating former directors and employees. We did not recognize any proceeds in other income in 2009 or 2008 due to the receipt of life insurance proceeds. The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.8 million at both December 31, 2009 and 2008. These amounts are included in investments in the accompanying balance sheets. Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows. The aggregate death benefit payable under these policies totaled $8.1 million and $8.0 million as of December 31, 2009 and 2008, respectively.
16. Postretirement Benefit Obligation
We sponsor a healthcare plan and life insurance plan (“Postretirement Plan”) that provides postretirement medical benefits and life insurance to certain groups of retired employees. Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed. We generally pay the covered expenses for retiree health benefits as they are incurred. Postretirement life insurance benefits are fully insured.
On December 31, 2009, the annual measurement date, our Postretirement Plan had a projected benefit obligation of $36.2 million, which is less than the projected benefit obligation at December 31, 2008 of $37.7 million. The Postretirement Plan is unfunded and has no assets, and the benefits paid under the Postretirement Plan come from the general operating funds of the Company.

Items not yet recognized as a component of net periodic pension cost and amounts recognized in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2009	2008

Unfunded status	$(36,214)	$(37,723)

Amounts recognized in:
Current liabilities	(2,856)	(2,908)
Long-term liabilities	(33,358)	(34,815)
Deferred taxes	1,645	1,485
Accumulated other comprehensive (income) loss:
Unamortized prior service credit	(1,430)	(2,043)
Unamortized net actuarial gain	(1,128)	(107)
We expect to recognize an amortization of net prior service credit of approximately $0.4 million in 2010.
Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

(In thousands)	2009	2008	2007

Service cost	$813	$900	$809
Interest cost	2,146	2,421	1,527
Net prior service cost amortization	(963)	(638)	(711)
Special termination benefits charge		40	—
Net loss (gain) amortization	(22)	—	44

Net periodic postretirement benefit cost	$1,974	$2,723	$1,669

The change in benefit obligation for the years ended December 31 includes the following components:

(In thousands)	2009	2008

Benefit obligation at the beginning of the year	$37,723	$40,895
Service cost	813	900
Interest cost	2,146	2,420
Service cost adjustment to retained earnings	—	72
Interest cost adjustment to retained earnings	—	163
Post-measurement date contributions	—	(339)
Plan participant contributions	500	375
Special termination benefits and settlements	—	41
Plan amendments	—	(3,724)
Actuarial loss (gain)	(1,642)	(207)
Benefits paid	(3,326)	(2,873)

Benefit obligation at the end of the year	$36,214	$37,723

The weighted-average discount rate used to determine net periodic postretirement benefit cost and the benefit obligation was 6.1% at December 31, 2009 and 6.15% at December 31, 2008.

The expected future benefits payments for the plan are as follows:

(in thousands)
2010	$2,942
2011	3,116
2012	3,096
2013	2,986
2014	3,031
2015 — 2019	14,590
For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 9% annual rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) was assumed for the plan in 2009, declining to a rate of 5.00% in 2016. Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$251	$(313)
Effect on postretirement benefit obligation	$3,097	$(2,702)
17. Stock-based Compensation Plans
As of December 31, 2009, we maintained one stock-based compensation plan, the Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-term Incentive Plan (the “Plan”). The Plan was initially approved by stockholders effective July 21, 2005, and was amended on May 5, 2009. The Plan provides for the grant of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors. The term of the awards granted under the Plan is determined by the Compensation Committee of the Board of Directors and cannot exceed 10 years from the date of grant. Shares generally vest at the rate of 25% per year on the anniversary of their grant date. The maximum number of shares of common stock that may be issued under the Plan is limited to 750,000 provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year. Unless terminated sooner, the Plan will continue in effect until May 5, 2019.
Beginning in 2007, the Company commenced an ongoing performance-based incentive program under the Plan. The performance-based incentive program provides for regular annual grants of performance shares. Performance shares are restricted stock that is issued, to the extent earned, at the end of each performance cycle. Under the performance-based incentive program, each participant is given a target award expressed as a number of shares, with a payout opportunity ranging from 0% to 120% of the target, depending on performance relative to predetermined goals. In accordance with the applicable accounting guidance, an accounting estimate of the number of these shares that are expected to vest is made, and these shares are then expensed utilizing the grant-date fair value of the shares from the grant date through the end of the vesting period.
Pretax stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
(in millions)	2009	2008	2007

Restricted stock	$1.1	$1.1	$3.6
Performance shares	0.8	0.8	0.4

Total	$1.9	$1.9	$4.0

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.
As of December 31, 2009, we had not yet recognized compensation expense on the following non-vested awards.

		Average Remaining
	Non-recognized	Recognition Period
(in millions)	Compensation	(years)

Restricted stock	$0.9	1.4
Performance shares	0.9	2.5

Total	$1.8	1.8

The following table presents restricted stock activity by year:

	2009		2008		2007
	# of		# of		# of
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)

Non-vested restricted shares outstanding — January 1	74,391	$16.62	122,367	$17.07	248,745	$12.95
Shares granted	96,447	9.05	14,750	14.92	127,334	19.99
Shares vested	(64,499)	12.65	(48,016)	16.95	(237,792)	18.08
Shares forfeited, cancelled or retired	(23,964)	12.44	(14,710)	17.57	(15,920)	13.66

Non-vested restricted shares outstanding — December 31	82,375	$12.08	74,391	$16.62	122,367	$17.07

(1)	Represents the weighted—average fair value on date of grant.
The following table presents performance-based share activity by year:

	2009		2008		2007
	# of		# of		# of
	Shares	Price(1)	Shares	Price(1)	Shares	Price(1)

Non-vested performance shares outstanding — January 1	31,137	$15.68	6,935	$20.01	—	$—
Shares granted	61,544	9.05	56,717	14.92	9,250	20.01
Shares vested	(32,321)	10.89	(23,579)	15.33	(1,886)	20.01
Shares forfeited, cancelled or retired	(13,782)	10.67	(8,936)	15.15	(429)	20.01

Non-vested performance shares outstanding — December 31	46,578	$11.72	31,137	$15.68	6,935	$20.01

(1)	Represents the weighted—average fair value on date of grant.
18. Income Taxes
The components of the income tax provision for the years ended December 31 are as follows:

(In thousands)	2009	2008	2007
Current:
Federal	$9,778	$12,519	$7,790
State	2,564	6,152	1,155
Deferred:
Federal	2,266	(9,650)	(1,523)
State	(2,209)	(2,382)	(2,748)

Total income tax expense	$12,399	$6,639	$4,674

We adopted the accounting guidance applicable to non-controlling interests effective January 1, 2009. The presentation and disclosure requirements were applied retrospectively. However, the income tax provision was not adjusted. The result is a lower effective income tax rate due to the inclusion of income attributable to noncontrolling interests in income before the provision for income taxes. The effective rate prior to adoption was 55.8% for 2008 and 29% for 2007.
The following is a reconciliation between the statutory federal income tax rate and the Company’s overall effective tax rate for the years ended December 31:

(In percentages)	2009	2008	2007
Statutory federal income tax rate	35.0	35.0	35.0
State income taxes, net of federal benefit	2.9	27.0	2.5
Other permanent differences	0.1	4.3	1.9
Change in tax law	—	—	(10.7)
Change in deferred rate	(2.7)	(9.9)	(5.4)
Other	(2.9)	(4.4)	4.6

	32.4	52.0	27.9

Cash paid for federal and state income taxes was $11.0 million during 2009, $13.5 million during 2008, and $14.0 million 2007.
Deferred Taxes
Net deferred taxes consist of the following components at December 31:

(In thousands)	2009	2008
Current deferred tax assets:
Reserve for uncollectible accounts	$765	$862
Accrued vacation pay deducted when paid	1,160	1,200
Accrued expenses and deferred revenue	4,045	1,538

	5,970	3,600

Non-current deferred tax assets:
Net operating loss carryforwards	1,720	1,998
Pension and postretirement obligations	30,952	40,184
Stock-based compensation expense	297	251
Derivative instruments	11,649	17,321
State tax credit carryforwards	2,327	2,450

	46,945	62,204

Non-current deferred tax liabilities:
Goodwill and other intangibles	(39,822)	(44,487)
Partnership investments	(22,142)	(22,203)
Property, plant and equipment	(59,692)	(53,648)

	(121,656)	(120,338)

Net non-current deferred taxes	(74,711)	(58,134)

Net deferred income tax liabilities	$(68,741)	$(54,534)

Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and assets and liabilities recognized for tax purposes. The ultimate realization of deferred tax assets depends upon taxable income during the future periods in which those temporary differences become deductible. To determine whether deferred tax assets can be realized, management assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, taking into consideration the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies.
Based upon historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences. However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced. The amount of projected future taxable income is expected to allow for the full utilization of the net operating loss (“NOL”) carryforwards as described below.
ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards at December 31, 2009, of approximately $3.1 million for federal income tax purposes to offset future taxable income. ETFL’s federal NOL carryforwards expire from 2010 to 2024.
We estimate that we have available state NOL carryforwards at December 31, 2009, of approximately $9.8 million and related deferred tax assets of approximately $0.6 million. The state NOL carryforwards expire from 2020 to 2027.
We estimate that we have available state tax credit carryforwards at December 31, 2009, of approximately $3.6 million and related deferred tax assets of approximately $2.3 million. During 2009, approximately $0.1 million of the state tax credit carryforward was utilized. The state tax credit carryforward is limited annually and expires in 2027.
Unrecognized Tax Benefits
We adopted the accounting guidance applicable to uncertainty in income taxes effective January 1, 2007 with no impact on its results of operations or financial condition, and have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns as well as all open tax years in these jurisdictions. This accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As of December 31, 2009 and 2008, the amount of unrecognized tax benefits was approximately $5.7 million. Subsequent to the adoption of the accounting guidance applicable to business combinations on January 1, 2009, the total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is approximately $5.7 million.
For the year ended December 31, 2009, there was a net decrease of approximately $0.1 million to the balance of unrecognized tax benefits reported at December 31, 2008. This net decrease is due to the expiration of 2004 state statutes of limitations.
We are continuing our practice of recognizing interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively. When we adopted the accounting guidance applicable to uncertainty in income taxes, we had no accrual balance for interest and penalties. For the 12 months ended December 31, 2009, we accrued approximately $0.5 million of net interest and penalties and in total have recognized a liability for interest and penalties of approximately $1.1 million. For the 12 months ended December 31, 2008, we accrued approximately $0.2 million of net interest and penalties and in total had recognized a liability for interest and penalties of approximately $0.6 million.

The only periods subject to examination for our federal return are years 2006 through 2008. The periods subject to examination for our state returns are years 2005 through 2008. We are not currently under examination by either federal or state taxing authorities.
A decrease in unrecognized tax benefits of $5.4 million and $1.0 million of related accrued interest is expected in the third quarter of 2010 due to the expiration of a federal statue of limitation. The tax benefit attributable to the $5.4 million decrease in unrecognized tax benefits will have a significant effect on the Company’s effective tax rate. There were no material changes to any of these amounts during 2009.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for
Unrecognized
(In thousands)	Tax Benefits

Balance at January 1, 2008	$5,740
Additions (reductions) for tax positions in the current year	—
Additions for tax positions of prior years	—
Additions (reductions) relating to settlements with taxing authorities	—
Reduction for lapse of federal statute of limitations	—
Reductions for lapse of 2004 state statute of limitations	(81)

Balance at December 31, 2009	$5,659

19. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31 is comprised of the following components:

(In thousands)	2009	2008

Fair value of cash flow hedges	$(31,891)	$(47,513)
Prior service credits and net losses on postretirement plans	(24,229)	(46,598)

	(56,120)	(94,111)
Deferred taxes	20,580	34,632

Totals	$(35,540)	$(59,479)

20. Environmental Remediation Liabilities
Environmental remediation liabilities were $0.3 million and $0.5 million at December 31, 2009, and 2008, respectively, and are included in other liabilities. These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted. The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

21. Commitments and Contingencies
Legal proceedings
On July 10, 2009, we entered into a settlement agreement with Verizon Pennsylvania, Inc. resolving its complaint, recurring access rates and any liability issues. As a result, we reduced the previously recorded reserve we had established down to the settlement amount and recognized a gain of approximately $1.8 million during the second quarter 2009.
On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting its fiber optic cables to North Pittsburgh’s utility poles. Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs. It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages. We believe that these claims are without merit and that the alleged damages are completely unfounded. We intend to defend against these claims vigorously. In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint; however, the court ruled against our preliminary objections. On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner. We are currently in the discovery and deposition stage. In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments. We believe that these are violations of an FCC order regarding Salsgiver’s complaint against North Pittsburgh. We do not believe that these claims will have a material adverse impact on our financial results.
We are from time to time involved in various legal proceedings and regulatory actions arising out of our operations. We are not involved in any legal or regulatory proceedings, individually or in the aggregate (other than those described herein), that we believe would have a material adverse effect upon our business, operating results or financial condition.
Operating leases
The Company has entered into several operating leases covering buildings, office space and equipment. Rent expense totaled $4.2 million in 2009, $4.2 million in 2008, and $3.8 million in 2007. Future minimum lease payments under existing agreements are as follows: 2010—$3.1 million, 2011—$1.7 million, 2012—$0.6 million, 2013—$0.4 million, 2014—$0.3 million, and thereafter—$0.4 million.
Other commitments
The Company has entered into four operational support systems contracts. Should we terminate any of the contracts prior to their expiration, we would be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts. In addition, we have a contractual obligation for network maintenance. The total of the Company’s other commitments are due as follows: 2010—$1.4 million, 2011—$0.9 million, 2012—$0.1 million, 2013—$0.1 million, 2014—$0.1 million, and thereafter—$0.1 million.

22. Net Income per Common Share
We adopted the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share on January 1, 2009, and began using the two-class method to compute basic and diluted earnings per share for all periods presented. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted earnings per share for the years ended December 31:

(In thousands, except per share amounts)	2009	2008	2007

Basic Earnings Per Share Using Two-class Method:
Net income	$25,935	$13,367	$12,050
Less: net income attributable to noncontrolling interest	1,030	863	627
Net income attributable to common shareholders before allocation of earnings to participating securities	24,905	12,504	11,423
Less: earnings allocated to participating securities	309	241	264

Net income attributable to common stockholders	$24,596	$12,263	$11,159

Weighted-average number of common shares outstanding	29,396	29,321	25,764

Net income per common share attributable to common stockholders — basic	$0.84	$0.42	$0.43

Diluted Earnings Per Share Using Two-class Method:
Net income	$25,935	$13,367	$12,050
Less: net income attributable to noncontrolling interest	1,030	863	627
Net income attributable to common shareholders before allocation of earnings to participating securities	24,905	12,504	11,423
Less: earnings allocated to participating securities	309	241	264

Net income attributable to common stockholders	$24,596	$12,263	$11,159

Weighted-average number of common shares outstanding (1)	29,396	29,321	25,764

Net income per common share attributable to common stockholders — diluted	$0.84	$0.42	$0.43

(1)	to the extent that restricted shares are anti-dilutive, they have been excluded from the calculation of diluted earnings per share in accordance with the applicable accounting guidance.
We had additional potential dilutive securities outstanding representing 0.2 million common shares that were not included in the computation of potentially dilutive securities at December 31, 2009, 2008 and 2007, because they were anti-dilutive.

23. Business Segments
The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations.” Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, VOIP service, custom calling features, private line services, dial-up and DSL Internet access, IPTV, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing. The Company also operates a number of complementary non-core businesses that comprise “Other Operations,” including CMR, telephone services to county jails and state prisons, equipment sales and operator services. Management evaluates the performance of these business segments based upon net revenue, operating income, and income before extraordinary items.

(In thousands)	2009	2008	2007

Telephone operations	$364,548	$379,027	$288,174
Other operations	41,619	39,397	41,074

Total net revenue	406,167	418,424	329,248

Operating expense — telephone operations	211,068	214,519	154,999
Operating expense — other operations	39,166	37,813	41,953
Operating expense — impairment charge	—	6,050	—

Total operating expense	250,234	258,382	196,952

Depreciation and amortization expense — telephone operations	84,018	90,394	63,213
Depreciation and amortization expense — other operations	1,209	1,284	2,446

Total depreciation expense	85,227	91,678	65,659

Operating income — telephone operations	69,462	74,114	68,562
Operating income — other operations	1,244	(5,750)	(1,925)

Total operating income	70,706	68,364	66,637

Interest income	56	367	893
Interest expense	(57,991)	(66,659)	(47,350)
Investment income	25,770	20,495	7,034
Loss on extinguishment of debt	—	(9,224)	(10,323)
Other, net	(207)	(577)	(167)

Income before taxes and extraordinary item	$38,334	$12,766	16,724

Capital expenditures:
Telephone operations	$41,853	$47,181	$32,245
Other operations	499	846	1,250

Total	$42,352	$48,027	$33,495

Goodwill:
Telephone operations	$519,428	$519,428	$519,255
Other operations	1,134	1,134	7,184

Total	$520,562	$520,562	$526,439

Total assets:
Telephone operations (1)	$1,210,765	$1,227,320	$1,281,011
Other operations	12,278	14,306	23,580

Total	$1,223,043	$1,241,626	$1,304,591

(1)	Included within the telephone operations segment assets are our equity method investments totaling $49.6 million, $46.8 million and $44.8 million at December 31, 2009, 2008 and 2007, respectively.

24. Quarterly Financial Information (unaudited)

(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2009:
Net revenues	$101,710	$102,042	$101,590	$100,825
Operating expenses:
Cost of services and products	36,100	36,344	36,151	36,865
Selling, general and administrative expenses	27,877	25,850	25,600	25,447
Depreciation and amortization	21,677	20,981	21,341	21,228

Total operating expense	85,654	83,175	83,092	83,540

Operating income	16,056	18,867	18,498	17,285
Other expenses, net	9,973	6,022	8,721	7,656

Income before income taxes	6,083	12,845	9,777	9,629
Income tax expense	2,386	5,186	2,494	2,333

Net Income	3,697	7,659	7,283	7,296
Less: Income attributable to noncontrolling interest	407	136	226	261

Net income attributable to common stockholders	$3,290	$7,523	$7,057	$7,035

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders
Basic	$0.11	$0.25	$0.24	$0.24
Diluted	$0.11	$0.25	$0.24	$0.24

2008:
Revenues	$105,414	$106,444	$103,824	$102,742
Operating expenses:
Cost of services and products	33,863	36,108	37,778	35,814
Selling, general and administrative expenses	28,144	26,911	26,162	27,552
Intangible asset impairment	—	—	—	6,050
Depreciation and amortization	22,871	22,350	22,841	23,616

Total operating expense	84,878	85,369	86,781	93,032

Income from operations	20,536	21,075	17,043	9,710
Other expenses, net	13,677	11,268	7,665	13,764
Loss on extinguishment of debt	—	9,224		—

Income (loss) before income taxes	6,859	583	9,378	(4,054)
Income tax expense (benefit)	2,878	270	4,262	(771)

Net Income before extraordinary item	3,981	313	5,116	(3,283)
Extraordinary item ( net of income tax of $4,154)	—	—	—	7,240

Net income	3,981	313	5,116	3,957
Less: Income attributable to noncontrolling interest	272	133	145	313

Net income attributable to common shareholders	$3,709	$180	$4,971	$3,644

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders
Income per common share before extraordinary item	$0.13	$0.01	$0.17	$(0.13)
Extraordinary item per share	—	—	—	$0.24

Net income per common share — basic	$0.13	$0.01	$0.17	$0.11

Income per common share before extraordinary item	$0.13	$0.01	$0.17	$(0.13)
Extraordinary item per share	—	—	—	$0.24
Net income per common share — diluted	$0.13	$0.01	$0.17	$0.11

25. Subsequent Events
In early 2010, we sold the assets of our CMR reporting unit. The sales price, assets and revenues of CMR are non-core to our ongoing business and are immaterial to the overall assets and revenues of Consolidated. The divestiture is expected to be slightly accretive to our overall results of operations going forward.
On February 12, 2010, we announced plans to phase out our operator services unit. Our operator services unit provides directory assistance and call completion services for us and several other telecommunications providers. It is expected that this business will be phased out by June 30, 2010. The assets and revenues of operator services are non-core to our business and are immaterial to the overall assets and revenues of Consolidated. The phase out of operator services is expected to be slightly accretive to our overall results of operations going forward.
Both CMR and operator services were part of our Other Operations segment.

Schedule II—Valuation Reserves is set forth below.

(In thousands)	2009	2008	2007

Allowance for doubtful accounts:
Balance at beginning of year	$1,908	$2,440	$2,110
North Pittsburgh acquisition	—	—	471
Provision charged to expense	4,812	4,819	4,734
Write-offs, less recoveries	(4,924)	(5,351)	(4,875)

Balance at end of year	$1,796	$1,908	$2,440

Inventory reserve:
Balance at beginning of year	$878	$400	$429
North Pittsburgh acquisition	—	—	171
Provision charged to expense	542	597	125
Write-offs, less recoveries	(719)	(119)	(325)

Balance at end of year	$701	$878	$400

Income tax valuation allowance:
Balance at beginning of year	$—	$2,871	$5,349
North Pittsburgh acquisition	—	—	1,530
North Pittsburgh adjustment to goodwill	—	(1,530)	—
Reduction of related deferred tax asset	—	(1,341)	(3,984)
Provision charged to expense	—	—	(24)
Release of valuation allowance	—	—	—

Balance at end of year	$—	$—	$2,871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Pennsylvania RSA 6 (II) Limited Partnership:
We have audited the accompanying balance sheets of Pennsylvania RSA 6 (II) Limited Partnership (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, GA
March 8, 2010

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Dollars in Thousands)

	2009	2008
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $184 and $225	$8,627	$7,964
Unbilled revenue	873	784
Due from affiliate	9,741	6,412
Prepaid expenses and other current assets	20	17

Total current assets	19,261	15,177

PROPERTY, PLANT AND EQUIPMENT—Net	11,993	12,418

OTHER ASSETS	108	140

TOTAL ASSETS	$31,362	$27,735

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,372	$2,173
Advance billings and customer deposits	2,509	2,392

Total current liabilities	4,881	4,565

LONG TERM LIABILITIES	203	187

Total liabilities	5,084	4,752

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	26,278	22,983

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$31,362	$27,735

See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

	2009	2008	2007

OPERATING REVENUES
Service revenues, net	$92,054	$83,807	$72,777
Equipment, net and other revenues	23,616	24,652	23,332

Total operating revenues	115,670	108,459	96,109

OPERATING COSTS AND EXPENSES:
Cost of service (excluding depreciation and amortization related to network assets included below)	32,875	31,276	26,726
Cost of equipment	23,183	25,329	22,718
Selling, general and administrative	28,396	26,566	24,645
Depreciation and amortization	2,376	2,177	2,356

Total operating costs and expenses	86,830	85,348	76,445

OPERATING INCOME	28,840	23,111	19,664

INTEREST INCOME, NET	455	235	270

NET INCOME	$29,295	$23,346	$19,934

Allocation of Net Income:
Limited Partners	$11,817	$9,417	$8,042
General Partner	$17,478	$13,929	$11,892
See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

	General
	Partner	Limited Partners
		Consolidated	Venus
		Communications	Cellular
		of Pennsylvania	Telephone	Total
	Cellco	Company	Services,	Partners’
	Partnership	(Note 1)	Inc.	Capital
BALANCE—January 1, 2007	$10,562	$4,190	$2,951	$17,703

Distributions	(9,546)	(3,787)	(2,667)	(16,000)

Net income	11,892	4,719	3,323	19,934

BALANCE—December 31, 2007	12,908	5,122	3,607	21,637

Distributions	(13,125)	(5,207)	(3,668)	(22,000)

Net income	13,929	5,525	3,892	23,346

BALANCE—December 31, 2008	13,712	5,440	3,831	22,983

Distributions	(15,512)	(6,154)	(4,334)	(26,000)

Net income	17,478	6,934	4,883	29,295

BALANCE—December 31, 2009	$15,678	$6,220	$4,380	$26,278

See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,295	$23,346	$19,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,376	2,177	2,356
Provision for losses on accounts receivable	391	483	278
Changes in certain assets and liabilities:
Accounts receivable	(1,054)	(1,809)	(1,149)
Unbilled revenue	(89)	(57)	409
Prepaid expenses and other current assets	(3)	—	(1)
Accounts payable and accrued liabilities	212	58	(390)
Advance billings and customer deposits	117	295	302
Other long term liabilities	16	27	11

Net cash provided by operating activities	31,261	24,520	21,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures from affiliates, net	(1,932)	(2,453)	(3,206)
Purchase of Customers from an affiliate	—	(182)	—
Change in due from affiliate, net	(3,329)	115	(2,544)

Net cash used in investing activities	(5,261)	(2,520)	(5,750)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to partners	(26,000)	(22,000)	(16,000)

Net cash used in financing activities	(26,000)	(22,000)	(16,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	$2	$15	$14

See notes to financial statements.

PENNSYLVANIA RSA 6 (II) LIMITED Partnership
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

The partners and their respective ownership percentages as of December 31, 2009, 2008 and 2007 are as follows:

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition— The Partnership earns revenue by providing access to our network (access revenue) and for usage of our network (usage revenue), which includes voice and data revenue. Customers are associated with the partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees are considered additional consideration, and to the extent that we incur costs in excess of fees, these fees are recorded as equipment and other revenue at the time of customer acceptance. For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record revenue gross. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports, on a gross basis, taxes imposed by governmental authorities on revenue-producing transactions between us and our customers that are within the scope of the accounting standard related to how taxes collected from customers and remitted to governmental authorities should be presented in the statement of operations in the financial statements.

Cellular service revenues and expenses resulting from cell site agreements with affiliates of Cellco are recognized based upon a rate per minute of use. See note 5.

Operating Costs and Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes of use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Retail Stores—The daily operations of all retail stores located within the Partnership’s operating area are managed by Cellco. However all income and expenses incurred by and fixed assets and liabilities related to these retail stores are recorded on the books of the Partnership.

Income Taxes—The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory—Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

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

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value.

Network engineering and interest costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction-in-progress until the projects are completed and placed into service.

Other Assets — Other assets consist of a customer list acquired in 2008. The Partnership amortizes the customer list over its expected useful life of 6 years using a method consistent with historical customer turnover rates. As of December 31, 2009, the gross carrying value is $182 and the accumulated amortization is $74. As of December 31, 2009, the scheduled amortization of the customer list for the next four years is $27 for the years 2010 through 2013.

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in October 2010 and April 2017. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

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

Cellco re-evaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses.

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct income-based value approach. This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $30 related to the spectrum lease, as discussed in Note 5).Cellco evaluated its wireless licenses for potential impairment as of December 15, 2009 and December 15, 2008. These evaluations resulted in no impairment of wireless licenses.

Fair Value Measurements — In accordance with the accounting standard regarding fair value measurements, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This accounting standard also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 — No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Concentrations—To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

Cellco and the Partnership rely on local and long-distance telephone companies, some of whom are related parties, and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership’s operating results.

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

Due from affiliate—Due from affiliate principally represents the Partnership’s cash position. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the Cellco’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.8%, 4.0%, and 5.4% for the years ended December 31, 2009, 2008 and 2007, respectively. Included in net interest income is interest income of $460, $240, and $273 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the due from affiliate.

Distributions — Distributions are made to partners at the discretion of the General Partner based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.

Recently Adopted Accounting Pronouncements — The adoption of the following accounting standards and updates during 2009 did not result in a significant impact to the Partnership financial statements:

On January 1, 2009, the Partnership adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

On June 15, 2009, the Partnership adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard regarding estimating fair value measurements when the volume and level of activity for the asset or liability has significantly decreased which also provides guidance for identifying transactions that are not orderly. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On August 28, 2009, the Partnership adopted the accounting standard update regarding the measurement of liabilities at fair value. This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This standard update is effective prospectively for all annual reporting periods upon issuance.

Other Recent Accounting Standard — In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all period presented. The Partnership is currently evaluating the impact this standard update will have on our consolidated financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31, 2009 and 2008:

	Useful Lives	2009	2008

Buildings and improvements	10-40 years	$6,321	$5,915
Cellular plant equipment	3-15 years	20,401	22,043
Furniture, fixtures and equipment	2-5 years	550	346
Leasehold improvements	5 years	1,383	1,068

		28,655	29,372

Less accumulated depreciation and amortization		16,662	16,954

Property, plant and equipment, net		$11,993	$12,418

Capitalized network engineering costs of $89 and $126 were recorded during the years ended December 31, 2009 and 2008 respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $207 and $154 at December 31, 2009 and 2008 respectively.

4.	CURRENT LIABILITIES
Accounts payable and accrued liabilities consist of the following as of December 31, 2009 and 2008:

	2009	2008

Accounts payable	$1,983	$1,784
Accrued liabilities	389	389

Accounts payable and accrued libilities	$2,372	$2,173

Advance billings and customer deposits consist of the following as of December 31, 2009 and 2008:

	2009	2008

Advance billings	$2,357	$2,220
Customer deposits	152	172

Advance billings and customer deposits	$2,509	$2,392

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Affiliate transactions include, but are not limited to, allocations, intra-company roaming, the salaries and related expenses of employees of Cellco, PCS spectrum lease payments and direct payments to a related party of the Partnership, such as rent or commissions. Revenues and expenses were allocated based on the Partnership’s percentage of customers or gross customer additions or minutes of use, where applicable. Cellco believes the allocations are reasonable. The affiliate transactions are not necessarily conducted at arm’s length.

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Service revenues (a)	$17,610	$15,720	$13,707
Equipment and other revenues (b)	350	1,066	1,084
Cost of service (c)	31,513	29,439	25,803
Cost of equipment (d)	1,358	1,354	1,089
Selling, general and administrative (e)	19,384	17,040	15,889

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long-distance, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include cell sharing revenues, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)
Cost of service includes roaming costs relating to customers roaming in other affiliated markets, switch costs, cell sharing costs and allocated cost of telecom, long-distance, and handset applications.

(d)	Cost of equipment includes allocated handsets, accessories, warehousing and freight.

(e)	Selling, general and administrative expenses include salaries, commissions and billing, and allocated office telecom, customer care, sales and marketing, advertising, and commissions.
On January 1, 2008, the Partnership purchased 318 customers from an affiliate for $182.

The Partnership is involved in several cell sharing agreements with related affiliates in which the Partnership receives revenues from affiliates for the use of the Partnership’s cell sites and incurs costs for the use of affiliates’ cell sites. Cell sharing revenues were $1,126, $1,419 and $1,447 for the years ended December 31, 2009, 2008 and 2007, respectively. Cell sharing costs were $1,794, $2,240 and $1,880 for the years ended December 31, 2009, 2008 and 2007 respectively.

On January 1, 2007, the Partnership entered into lease agreements for the right to use additional spectrum owned by Cellco. The initial term of these agreements is ten years. The 2009, 2008 and 2007 annual lease commitment of $30, $30 and $29 respectively represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments have been entered into by the Partnership as of December 31, 2009.

6.	COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2009, 2008 and 2007, the Partnership recognized a total of $1,188, $1,100 and $853, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2010	$1,113
2011	1,065
2012	990
2013	942
2014	790
2015 and thereafter	7,790

Total minimum payments	$12,690

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.
7.	CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2009 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2009	$225	$391	$(432)	$184
2008	154	483	(412)	225
2007	202	278	(326)	154
******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of GTE Mobilnet of Texas #17 Limited Partnership:
We have audited the accompanying balance sheets of GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, GA
March 8, 2010

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Dollars in Thousands)

	2009	2008
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $480 and $385	$3,735	$3,388
Unbilled revenue	1,521	1,051
Due from affiliate	14,469	6,320
Prepaid expenses and other current assets	16	20

Total current assets	19,741	10,779

PROPERTY, PLANT AND EQUIPMENT—Net	54,672	50,719

TOTAL ASSETS	$74,413	$61,498

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,589	$1,896
Advance billings and customer deposits	997	940

Total current liabilities	3,586	2,836

LONG TERM LIABILITIES	370	335

Total liabilities	3,956	3,171

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	70,457	58,327

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$74,413	$61,498

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

	2009	2008	2007

OPERATING REVENUES
Service revenues, net	$69,844	$55,376	$48,096
Equipment, net and other revenues	4,381	5,081	4,341

Total operating revenues	74,225	60,457	52,437

OPERATING COSTS AND EXPENSES
Cost of service (excluding depreciation and amortization related to network assets included below)	18,908	17,327	15,028
Cost of equipment	7,537	6,609	5,085
Selling, general and administrative	16,925	16,132	14,142
Depreciation and amortization	7,362	6,013	5,020

Total operating costs and expenses	50,732	46,081	39,275

OPERATING INCOME	23,493	14,376	13,162

OTHER INCOME:
Interest income, net	637	142	550

Total other income	637	142	550

NET INCOME	$24,130	$14,518	$13,712

Allocation of Net Income:
Limited partners	$19,303	$11,614	$10,970
General Partner	$4,827	$2,904	$2,742
See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

	General
	Partner	Limited Partners
	San	Eastex		Consolidated	ALLTEL	San
	Antonio	Telecom	Telecom	Communications	Communications	Antonio	Total
	MTA,	Investments,	Supply,	Transport	Investments,	MTA,	Partners’
	L.P.	L.P.	Inc.	Company	Inc.	L.P.	Capital

BALANCE—January 1, 2007	$9,220	$7,846	$7,846	$7,846	$7,846	$5,493	$46,097

Distributions	(2,200)	(1,872)	(1,872)	(1,872)	(1,872)	(1,312)	(11,000)

Net income	2,742	2,334	2,334	2,334	2,334	1,634	13,712

BALANCE—December 31, 2007	9,762	8,308	8,308	8,308	8,308	5,815	48,809

Distributions	(1,000)	(851)	(851)	(851)	(851)	(596)	(5,000)

Net income	2,904	2,471	2,471	2,471	2,471	1,730	14,518

BALANCE—December 31, 2008	11,666	9,928	9,928	9,928	9,928	6,949	58,327

Distributions	(2,401)	(2,042)	(2,042)	(2,042)	(2,042)	(1,431)	(12,000)

Net income	4,827	4,107	4,107	4,107	4,107	2,875	24,130

BALANCE—December 31, 2009	$14,092	$11,993	$11,993	$11,993	$11,993	$8,393	$70,457

See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,130	$14,518	$13,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,362	6,013	5,020
Provision for losses on accounts receivable	1,014	936	887
Changes in certain assets and liabilities:
Accounts receivable	(1,361)	(1,318)	(1,291)
Unbilled revenue	(470)	(99)	95
Prepaid expenses and other current assets	4	(12)	5
Accounts payable and accrued liabilities	645	542	(149)
Advance billings and customer deposits	57	167	152
Long term liabilities	35	65	24

Net cash provided by operating activities	31,416	20,812	18,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures from affiliates, net	(11,267)	(16,895)	(10,799)
Change in due from affiliate, net	(8,149)	1,083	3,344

Net cash used in investing activities	(19,416)	(15,812)	(7,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(12,000)	(5,000)	(11,000)

Net cash used in financing activities	(12,000)	(5,000)	(11,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	$249	$178	$242
See notes to financial statements.

GTE MOBILNET OF TEXAS #17 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in Thousands)
1.	ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas #17 Limited Partnership—GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) was formed on June 13, 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

The partners and their respective ownership percentages as of December 31, 2009, 2008 and 2007 are as follows:

General Partner:
San Antonio MTA, L.P.*	20.0000%

Limited Partners:
Eastex Telecom Investments, L.P.	17.0213%
Telecom Supply, Inc.	17.0213%
Consolidated Communications Transport Company	17.0213%
ALLTEL Communications Investments, Inc.*	17.0213%
San Antonio MTA, L.P.*	11.9148%

*	San Antonio MTA, L.P. (“General Partner”) and ALLTEL Communications Investments, Inc. are wholly-owned subsidiaries of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.
2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition— The Partnership earns revenue by providing access to our network (access revenue) and for usage of our network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees are considered additional consideration, and to the extent that we incur costs in excess of fees, these fees are recorded as equipment and other revenue at the time of customer acceptance. For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record revenue gross. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports, on a gross basis, taxes imposed by governmental authorities on revenue-producing transactions between us and our customers that are within the scope of the accounting standard related to how taxes collected from customers and remitted to governmental authorities should be presented in the statement of operations in the financial statements.

Operating Costs and Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain selling, general and administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Income Taxes—Except for the Texas Franchise Tax the Partnership is not subject to any domestic federal, state or local taxes based on income. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory—Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

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

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statements of operations. All property and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value.

Network engineering and interest costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction-in-progress until the projects are completed and placed into service.

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in December 2019. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

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

Cellco reevaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses.

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct income-based value approach. This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $76 related to the spectrum lease, as discussed in Note 5). Cellco evaluated its wireless licenses for potential impairment as of December 15, 2009 and December 15, 2008. These evaluations resulted in no impairment of wireless licenses.

Fair Value Measurements — In accordance with the accounting standard regarding fair value measurements, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This accounting standard also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 — No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Concentrations—To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

Cellco and the Partnership rely on local and long-distance telephone companies, some of whom are related parties, and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership’s operating results.

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

Due from affiliate—Due from affiliate principally represents the Partnership’s cash position. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying Cellco’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.8%, 4.0% and 5.4% for the years ended December 31, 2009, 2008 and 2007, respectively. Included in net interest income is interest income of $644, $148 and $554 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the due from affiliate.

Distributions — The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Pronouncements — The adoption of the following accounting standards and updates during 2009 did not result in a significant impact to the Partnership’s financial statements:

On January 1, 2009, the Partnership adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

On June 15, 2009, the Partnership adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard regarding estimating fair value measurements when the volume and level of activity for the asset or liability has significantly decreased which also provides guidance for identifying transactions that are not orderly. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On August 28, 2009, the Partnership adopted the accounting standard update regarding the measurement of liabilities at fair value. This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This standard update is effective prospectively for all annual reporting periods upon issuance.

Other Recent Accounting Standard — In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all period presented. The Partnership is currently evaluating the impact this standard update will have on the financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31, 2009 and 2008:

	Useful lives	2009	2008

Buildings and improvements	10-40 years	$20,327	$18,790
Cellular plant equipment	3-15 years	62,324	54,396
Furniture, fixtures and equipment	2-10 years	76	75
Leasehold improvements	5 years	3,717	3,563

		86,444	76,824

Less accumulated depreciation and amortization		31,772	26,105

Property, plant and equipment, net		$54,672	$50,719

Capitalized network engineering costs of $641 and $565 were recorded during the years ended December 31, 2009 and 2008, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $5,096 and $3,570 at December 31, 2009 and 2008, respectively.

4.	CURRENT LIABILITIES
Accounts payable and accrued liabilities consist of the following as of December 31, 2009 and 2008:

	2009	2008

Accounts payable	$787	$551
Non-income based taxes and regulatory fees	1,081	600
Texas margin tax payable	370	520
Accrued commissions	351	225

Accounts payable and accrued liabilities	$2,589	$1,896

Advance billings and customer deposits consist of the following as of December 31, 2009 and 2008:

	2009	2008

Advance billings	$819	$732
Customer deposits	178	208

Advance billings and customer deposits	$997	$940

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Affiliate transactions include, but are not limited to, allocations, intra-company roaming, the salaries and related expenses of employees of Cellco, PCS spectrum lease payments and direct payments to a related party of the Partnership, such as rent or commissions. Revenues and expenses were allocated based on the Partnership’s percentage of customers or gross customer additions or minutes of use, where applicable. Cellco believes the allocations are reasonable. The affiliate transactions are not necessarily conducted at arm’s length.

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Service revenues (a)	$26,920	$15,459	$13,035
Equipment and other revenues (b)	(816)	(289)	(259)
Cost of service (c)	16,017	13,517	11,909
Cost of equipment (d)	1,489	1,140	1,037
Selling, general and administrative (e)	10,611	9,180	8,330

(f)	Service revenues include roaming revenues relating to customers of other affiliated markets, long-distance, paging, data and allocated contra-revenues including revenue concessions.

(g)	Equipment and other revenues include sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(h)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, paging, switch usage and allocated cost of telecom, long-distance and handset applications.

(i)	Cost of equipment includes allocated handsets, accessories, warehousing and freight.

(j)	Selling, general and administrative expenses include commissions and billing, and allocated office telecom, customer care, salaries, sales and marketing, advertising, and commissions.

On January 1, 2005, the Partnership entered into a lease agreement for the right to use additional spectrum owned by Cellco. The initial term of this agreement was one year, with annual renewal terms. The Partnership renewed the lease through June 23, 2015. The annual lease commitment of $76 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments have been entered into by the Partnership as of December 31, 2009.

6.	COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2009, 2008 and 2007, the Partnership recognized a total of $2,563, $2,511 and $1,811, respectively, as rent expense related to payments under these operating leases, which was included in cost of service in the accompanying statements of operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2010	$2,416
2011	2,188
2012	2,144
2013	2,099
2014	2,013
2015 and thereafter	17,693

Total minimum payments	$28,553

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.
7.	CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2009 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2009	$385	$1,014	$(919)	$480
2008	$373	$936	$(924)	$385
2007	$329	$887	$(843)	373
******