Form 10-Q
period 2010-03-31
Consolidated Communications Holdings, Inc.
filed 2010-05-07
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .

COMMISSION FILE NUMBER 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

121 South 17th Street
Mattoon, Illinois	61938-3987
(Address of Principal Executive Offices)	(Zip Code)

(217) 235-3311

(Registrant’s Telephone Number, including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐   NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of May 5, 2010
Common Stock, $0.01 Par Value	29,822,604 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands except per share amounts)	2010	2009

Net revenues	$98,302	$101,710
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	35,940	36,100
Selling, general and administrative expenses	22,803	27,877
Depreciation and amortization	21,542	21,677
Operating income	18,017	16,056
Other income (expense):
Interest income	16	22
Interest expense	(12,921)	(14,492)
Investment income	6,302	5,048
Other, net	64	(551)
Income before income taxes	11,478	6,083
Income tax expense	4,427	2,386
Net income	7,051	3,697
Less: net income attributable to noncontrolling interest	131	407
Net income attributable to common stockholders	$6,920	$3,290

Net income per common share—basic	$0.23	$0.11

Net income per common share—diluted	$0.23	$0.11

Cash dividends per common share	$0.39	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and equivalents	$44,339	$42,758
Accounts receivable, net of allowance for doubtful accounts of $1,894 in 2010 and $1,796 in 2009	42,635	42,125
Inventories	7,582	6,874
Deferred income taxes	5,970	5,970
Prepaid expenses and other current assets	8,770	6,639
Total current assets	109,296	104,366

Property, plant and equipment, net	371,622	377,200
Investments	97,912	98,748
Goodwill	520,562	520,562
Customer lists, net	96,553	102,088
Tradenames	13,446	13,446
Deferred debt issuance costs, net and other assets	6,243	6,633
Total assets	$1,215,634	$1,223,043

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,530	$13,482
Advance billings and customer deposits	22,731	20,025
Dividends payable	11,553	11,476
Accrued expense	20,410	26,268
Current portion of capital lease obligations	103	344
Current portion of derivative liability	4,926	6,074
Current portion of pension and postretirement benefit obligations	2,908	2,908
Total current liabilities	75,161	80,577
Senior secured long-term debt	880,000	880,000
Deferred income taxes	74,791	74,711
Pension and other postretirement obligations	80,985	80,298
Other long-term liabilities	27,835	26,740
Total liabilities	1,138,772	1,142,326

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,822,604 and 29,608,653, shares outstanding as of March 31, 2010 and December 31, 2009, respectively	298	296
Additional paid-in capital	105,621	109,746
Retained earnings	—	—
Accumulated other comprehensive loss, net	(35,403)	(35,540)
Noncontrolling interest	6,346	6,215
Total stockholders’ equity	76,862	80,717
Total liabilities and stockholders’ equity	$1,215,634	$1,223,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid in	Retained	Other Comprehensive	Non-controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss, net	Interest	Total

Balance - December 31, 2009	29,608,653	$296	$109,746	$—	$(35,540)	$6,215	$80,717

Dividends on common stock	—	—	(4,626)	(6,920)	—	—	(11,546)
Shares issued under employee plan, net of forfeitures	213,951	2	(2)	—	—	—	—
Non-cash, stock-based compensation	—	—	503	—	—	—	503
Comprehensive income:
Net income	—	—	—	6,920	—	131	7,051
Change in prior service cost and net loss, net of tax of $26	—	—	—	—	47	—	47
Change in fair value of cash flow hedges, net of tax of $54	—	—	—	—	90	—	90
Total comprehensive income							7,188
Balance - March 31, 2010	29,822,604	$298	$105,621	$—	$(35,403)	$6,346	$76,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-months ended March 31,
(In thousands)	2010	2009
Operating Activities
Net income	$7,051	$3,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,542	21,677
Deferred income taxes	80	(1,944)
Loss on disposal of assets	4	—
Cash distributions from wireless partnerships in excess of earnings	705	169
Stock-based compensation expense	503	433
Amortization of deferred financing costs	324	332
Changes in operating assets and liabilities:
Accounts receivable, net	(510)	(797)
Inventories	(708)	109
Other assets	(2,126)	974
Accounts payable	(952)	(2,183)
Accrued expenses and other liabilities	(2,124)	(3,113)
Net cash provided by operating activities	23,789	19,354
Investing Activities
Additions to property, plant and equipment, net	(10,935)	(10,157)
Proceeds from the sale of investments	514	300
Net cash used for investing activities	(10,421)	(9.857)
Financing Activities
Payment of capital lease obligation	(241)	(224)
Repurchase and retirement of common stock	—	(9)
Dividends on common stock	(11,546)	(11,388)
Net cash used for financing activities	(11,787)	(11,621)
Net increase (decrease) in cash and equivalents	1,581	(2,124)
Cash and equivalents at beginning of year	42,758	15,471
Cash and equivalents at end of year	$44,339	$13,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.             Nature of Operations

The accompanying unaudited condensed consolidated financial statements include the accounts of Consolidated Communications Holdings, Inc. and its subsidiaries, which are collectively referred to as “Consolidated”,  the “Company”, “we”, “our” or “us”, unless the context otherwise requires.  All significant intercompany transactions have been eliminated in consolidation.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2010 and 2009.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

As of March 31, 2010, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2009, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on total assets, total stockholders’ equity, total revenue, income from operations or net income

2.                                      Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the Financial Accounting Standards Board’s (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of the Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers.  In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number).  The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements.  The guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.  Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements.  We have updated our disclosures to comply with the updated guidance.  Adoption of the updated guidance did not have an impact on our consolidated results of operations or financial condition.

3.             Prepaid and other current assets

Prepaid and other current assets are as follows:

(In thousands)	March 31, 2010	December 31, 2009

Prepaid maintenance	$2,732	$3,152
Prepaid taxes	1,640	43
Deferred charges	1,025	718
Prepaid insurance	685	471
Prepaid expense - other	2,569	2,200
Current portion of swap assets	44	—
Other current assets	75	55
Total	$8,770	$6,639

4.             Property, plant and equipment

Property, plant and equipment are as follows:

(In thousands)	March 31, 2010	December 31, 2009

Land and buildings	$66,703	$66,700
Network and outside plant facilities	836,351	833,879
Furniture, fixtures and equipment	80,415	80,315
Assets under capital lease	5,144	5,144
Less: accumulated depreciation	(631,104)	(617,141)
	357,509	368,897
Construction in progress	14,113	8,303
Totals	$371,622	$377,200

Depreciation expense totaled $16.0 million and $16.1 million for the three month periods ended March 31, 2010 and 2009, respectively.

7.             Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  For the three months ended March 31, 2010 and

2009, we received cash distributions from these partnerships totaling $3.0 million and $2.4 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  In addition, we have a 50% ownership interest in Boulevard Communications LLP, a competitive access provider in western Pennsylvania.  Because we have some influence over the operating and financial policies of these four entities, we account for the investments using the equity method.  For the three months ended March 31, 2010 and 2009, we received cash distributions from these partnerships totaling $3.9 million and $2.7 million, respectively.

Our investments are as follows:

(In thousands)	March 31, 2010	December 31, 2009

Cash surrender value of life insurance policies	$1,605	$1,797
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34%)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60%)	22,950	22,950
CoBank, ACB Stock	2,963	2,902
Other	60	60
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	18,900	19,080
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	6,977	7,301
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	22,850	23,049
Boulevard Communications, LLP (50% interest)	157	159
Total	$97,912	$98,748

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, who has traditionally been a significant lender in the Company’s credit facility.   The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Because the income from our investment in Pennsylvania RSA 6(II) for the first quarter of 2010 exceeds 10% of our pretax income, below is a summary of unaudited summarized income statement information of Pennsylvania RSA 6(II):

	Three months ended March 31,
(In thousands)	2010	2009

Total revenues	$28,973	$27,707
Income from operations	7,871	6,384
Net income before taxes	8,045	6,520
Net income	8,045	6,520

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

The Company’s swap assets and liabilities measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	March 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$44	—	44	—
Long-term interest rate swap assets	52	—	52	—
Current interest rate swap liabilities	(4,926)	—	(4,926)	—
Long-term interest rate swap liabilities	(27,233)	—	(27,233)	—
Totals	$(32,063)	$—	$(32,063)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$48,884	n/a	$49,589	n/a
Investments, at cost	$47,423	n/a	$47,362	n/a
Long-term debt	$880,000	$880,000	$880,000	$880,000

The Company’s investments at March 31, 2010 and December 31, 2009 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods, and it is not practical to estimate a fair value for these non-publicly traded entities.

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

The following table presents the carrying amount of goodwill by segment:

(In thousands)	March 31, 2010	December 31, 2009

Telephone Operations	$519,541	$519,541
Other Operations	1,021	1,021
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $13.4 million at both March 31, 2010 and December 31, 2009.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Gross carrying amount	$193,124	$193,124	$11,712	$11,712
Less: accumulated amortization	(97,783)	(92,358)	(10,500)	(10,390)
Net carrying amount	$95,341	$100,766	$1,212	$1,322

Amortization associated with customer lists totaled approximately $5.5 million in each of the three month periods ended March 31, 2010 and 2009.

10.          Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	March 31, 2010	December 31, 2009

Deferred debt issuance costs, net	$6,140	$6,464
Long-term swap assets	52	—
Other assets	51	169
Total	$6,243	$6,633

Deferred debt issuance costs are subject to amortization.  Remaining deferred debt issuance costs of $6.1 million at March 31, 2010 related to our secured credit facility will be amortized utilizing a method which approximates the effective interest method over the remaining life of 4.75 years, resulting in amortization expense of $1.3 million yearly unless the facility is extinguished earlier.

11.          Accrued Expenses

Accrued expenses are as follows:

(In thousands)	March 31, 2010	December 31, 2009

Salaries and employee benefits	$10,242	$11,727
Taxes payable	2,774	7,766
Accrued interest	1,314	1,177
Other accrued expenses	6,080	5,598
Total accrued expenses	$20,410	$26,268

12.          Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2010	December 31, 2009

Senior secured credit facility - revolving loan	$—	$—
Senior secured credit facility - term loan	880,000	880,000
Obligations under capital lease	103	344
	880,103	880,344
Less: current portion	(103)	(344)
Total long-term debt	$880,000	$880,000

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has outstanding a credit agreement with several financial institutions, which consists of a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit) and a $880 million term loan facility.  Borrowings under the credit facility are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.  The term loan requires no principal reductions prior to maturity and thus matures in full on December 31, 2014.  The revolving credit facility matures on December 31, 2013.  There were no borrowings outstanding under the revolving credit facility as of March 31, 2010.

At our election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR.  As of March 31, 2010, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans.  The applicable margin for our $880 million term loan is fixed for the duration of the loan.  The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid.  Based on our leverage ratio of 4.67:1 at March 31, 2010, borrowings under the revolving credit facility will be priced at a margin of 2.50% for LIBOR-based borrowings and 1.50% for alternative base rate borrowings for the three month period ending June 30, 2010.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended March 31, 2010 and 2009, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.57% and 6.31% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of March 31, 2010, we were in compliance with the credit agreement covenants.

13.                               Derivatives

In order to manage the risk associated with changes in interest rates, we maintain interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We account for these transactions as cash flow hedges under the FASB’s Accounting Standards Codification Topic 815 (“ASC 815”), Derivatives and Hedging.  The swaps are designated as cash flow hedges of our expected future interest payments.  In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Under our interest rate swap agreements, we receive 3-month LIBOR based interest payments from the swap counterparties and pay a fixed rate.  In addition, we make 3-month LIBOR-based payments, less a fixed percentage to a basis swap counterparty and receive 1-month LIBOR.  The combination effectively hedges the interest payments based on 1-month LIBOR resets on our credit facility.  The net effect of the swaps is that we pay a weighted average fixed rate of 4.42% to our swap counterparties on $605 million of notional amount and receive 1-month LIBOR less a fixed percentage, which amounted to 0.06% for the first quarter of 2010.  At both March 31, 2010 and December 31, 2009, interest on 68.75% of our outstanding debt was fixed through the use of interest rate swap agreements.

The counterparties to our various swaps are 5 major U.S. and European banks.  None of the swap agreements provide for either Consolidated or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

We report the gross fair value of our derivatives in:  (i) Prepaid expenses and other current assets, (ii) Deferred debt issuance costs, net and other assets, (iii) Current portion of derivative liability, and (iv) Other long-term liabilities on our Condensed Consolidated Balance Sheets.  The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under ASC 815:

	Fair Value
	March 31,	December 31,
(In thousands)	2010	2009

Prepaid expenses and other current assets	$44	$—
Deferred debt issuance costs, net and other assets	52	—
Current portion of derivative liability	(4,926)	(6,074)
Other long-term liabilities	(27,233)	(26,105)

Information regarding our cash flow hedge transactions is as follows:

	For the Three Months Ended March 31,
(In thousands)	2010	2009

Loss (gain) arising from ineffectiveness included in interest expense	$29	$(22)
Losses reclassed from accumulated other comprehensive loss (“OCI”) to interest expense	$1,582	$2,855

	March 31,
(In thousands)	2010	2009

Aggregate notional value of derivatives outstanding	$605,000	$740,000
Period through which derivative positions currently exist	March 2013	March 2013
Loss in fair value of derivatives	$32,063	$46,083
Deferred losses included in OCI (pretax)	$31,747	$45,711
Losses included in OCI to be recognized in the next 12 months	$3,643	$9,777
Number of months over which loss in OCI is to be recognized	36	48

14.          Interest Expense

The following table summarizes interest expense:

	For the Three Months Ended March 31,
(In thousands)	2010	2009

Interest expense — credit facility	$6,020	$6,502
Payments on swap liabilities, net	6,246	7,355
Other interest	363	354
Amortization of deferred financing fees	323	319
Capitalized interest	(31)	(38)
Total interest expense	$12,921	$14,492

15.          Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  We recognized expense with respect to these plans of $0.7 million for each of the three month periods ended March 31, 2010 and 2009.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the three months ended March 31:

(In thousands)	2010	2009

Service cost	$467	$527
Interest cost	2,784	2,775
Expected return on plan assets	(2,546)	(2,355)
Net amortization loss	189	668
Prior service credit amortization	(11)	(10)
Net periodic pension cost	$883	$1,605

Non-qualified Pension Plan

The Company also has non-qualified supplemental pension plans (“Restoration Plans”), which we acquired as part of our North Pittsburgh Systems, Inc. (“North Pittsburgh”) and TXU Communications Venture Company (“TXUCV”) acquisitions.  The Restoration Plans covers certain former employees of our North Pittsburgh and TXUCV operations.  The Restoration Plans restore benefits that were precluded under the Retirement Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the Retirement Plan’s definition of earnings.  The Restoration Plans are unfunded and have no assets, and benefits paid under the Restoration Plans come from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the three months ended March 31:

(In thousands)	2010	2009

Service cost	$—	$—
Interest cost	15	14
Net amortization loss	8	8
Net periodic pension cost	$23	$22

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for the three-month periods ended March 31, 2010 and 2009.  The net present value of the remaining obligations was approximately

$3.0 million at March 31, 2010 and $3.1 million at December 31, 2009, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We did not recognize any proceeds in other income for the three-month periods ended March 31, 2010 or 2009 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.6 million at March 31, 2010 and $1.8 million at December 31, 2009.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

16.          Postretirement Benefit Obligation

We sponsor a healthcare plan and life insurance plan that provides postretirement medical benefits and life insurance to certain groups of retired employees.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  We generally pay the covered expenses for retiree health benefits as they are incurred.  Postretirement life insurance benefits are fully insured.  Our postretirement plan is unfunded and has no assets, and the benefits paid under the postretirement plan come from the general operating funds of the Company.

The following table summarizes the components of the net periodic costs for postretirement benefits for the three months ended March 31:

(In thousands)	2010	2009

Service cost	$206	$217
Interest cost	530	579
Net prior service cost amortization	(112)	(241)
Net amortization gain	—	(5)
Net periodic postretirement benefit cost	$624	$550

In March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”).  Based on the our analyses to date, we do not currently believe the provisions within the Acts will result in a material remeasurement of our postretirement health care liabilities.  We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.  The actual extent of impact cannot be actuarially determined until related regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Provisions within the Acts for which financial impacts to our postretirement health care liabilities are possible, but not currently determinable, include application of the excise tax on high-cost employer coverage.  We do not expect the other provisions within the Acts to materially impact our postretirement health care liabilities or results of operations.

17.          Stock-based Compensation Plans

Pretax stock-based compensation expense for the three month periods ended March 31 was as follows:

(In millions)	2010	2009

Restricted stock	$0.3	$0.3
Performance shares	0.2	0.1
Total	$0.5	$0.4

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of March 31, 2010, we had not yet recognized compensation expense on the following non-vested awards.

(In millions)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$2.8	1.8
Performance shares	2.2	1.6
Total	$5.0	1.7

The following table summarizes unvested restricted stock awards outstanding and changes during the three months ended March 31:

	2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding — January 1	82,375	$12.08	74,391	$16.62
Shares granted	115,949	18.65	96,447	9.05
Shares vested	(3,000)	13.00	(6,000)	13.45
Non-vested restricted shares outstanding — March 31	195,324	$15.97	164,838	$12.31

(1)           Represents the weighted—average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the three months ended March 31:

	2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding — January 1	46,578	$11.72	31,137	$15.68
Shares granted	98,002	18.65	61,544	9.05
Shares vested	—	—	(1,202)	13.42
Non-vested performance shares outstanding — March 31	144,580	$16.42	91,479	$11.25

(1)          Represents the weighted—average fair value on date of grant.

18.          Income Taxes

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2009.  As of March 31, 2010 and December 31, 2009, the amount of unrecognized tax benefits was $5.7 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $5.7 million.  A decrease in unrecognized tax benefits of $5.4 million and $1.2 million of related accrued interest is expected in the third quarter of 2010 due to the expiration of the federal statute of limitation.  This decrease will significantly reduce our effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  We had $1.2 million of interest and penalties relating to unrecognized tax benefits recorded as of March 31, 2010, of which $0.1 million was recorded during the three months ended March 31, 2010 and 2009.

The only periods subject to examination for our federal return are years 2006 through 2008.  The periods subject to examination for our state returns are years 2005 through 2008.  We are not currently under examination by either federal or state taxing authorities.

Our effective tax rate was 38.6% and 39.2%, for the three months ended March 31, 2010 and 2009, respectively.  The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.

During the quarter ended March 31, 2009 we settled an IRS exam covering years 2005 through 2007.  As a result, we recorded additional income tax expense of $78 thousand.

19.          Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is comprised of the following components at March 31, 2010 and December 31, 2009:

(In thousands)	2010	2009

Fair value of cash flow hedges	$(31,747)	$(31,891)
Prior service credits and net losses on postretirement plans	(24,155)	(24,229)
	(55,902)	(56,120)
Deferred taxes	20,499	20,580
Totals	$(35,403)	$(35,540)

20.          Environmental Remediation Liabilities

Environmental remediation liabilities were $0.3 million at March 31, 2010 and December 31, 2009, and are included in other liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

21.          Litigation and Contingencies

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us. We do not believe that these claims will have a material adverse impact on our financial results.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, would have a material adverse effect upon our business, operating results or financial condition.

22.          Net Income per Common Share

The following illustrates the earnings allocation method as required by the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share which we utilize in the calculation of basic and diluted earnings per share.

(In thousands, except per share amounts)	2010	2009

Basic Earnings Per Share Using Two-class Method:
Net income	$7,051	$3,697
Less: net income attributable to noncontrolling interest	131	407
Net income attributable to common shareholders before allocation of earnings to participating securities	6,920	3,290
Less: earnings allocated to participating securities	43	35
Net income attributable to common stockholders	$6,877	$3,255

Weighted-average number of common shares outstanding	29,483	29,386

Net income per common share attributable to common stockholders - basic	$0.23	$0.11

Diluted Earnings Per Share Using Two-class Method:
Net income	$7,051	$3,697
Less: net income attributable to noncontrolling interest	131	407
Net income attributable to common shareholders before allocation of earnings to participating securities	6,920	3,290
Less: earnings allocated to participating securities	43	35
Net income attributable to common stockholders	$6,877	$3,255

Weighted-average number of common shares outstanding	29,483	29,386

Net income per common share attributable to common stockholders - diluted	$0.23	$0.11

We had additional potential dilutive securities including unvested restricted shares and performance shares outstanding representing 0.3 million and 0.2 million common shares that were not included in the computation of potentially dilutive securities at March 31, 2010 and 2009, respectively, because they were anti-dilutive or the achievement of performance conditions had not been met at the end of the period.

23.          Business Segments

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations.”  Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, VOIP service, custom calling features, private line services, dial-up and DSL Internet access, IPTV, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  The Company also operates a number of complementary non-core businesses that comprise “Other Operations,” including telephone services to county jails and state prisons, equipment sales and operator services.  Management evaluates the performance of these business segments based upon net revenue, operating income, and income before extraordinary items.

	Three Months Ended March 31,
(In thousands)	2010	2009

Telephone operations	$88,783	$91,695
Other operations	9,519	10,015
Total net revenue	98,302	101,710

Operating expense – telephone operations	49,974	54,308
Operating expense – other operations	8,769	9,669
Total operating expense	58,743	63,977

Depreciation and amortization expense – telephone operations	21,326	21,359
Depreciation and amortization expense – other operations	216	318
Total depreciation expense	21,542	21,677

Operating income – telephone operations	17,483	16,028
Operating income - other operations	534	28
Total operating income	18,017	16,056

Interest income	16	22
Interest expense	(12,921)	(14,492)
Investment income	6,302	5,048
Other, net	64	(551)
Income before taxes	$11,478	$6,083

Capital expenditures:
Telephone operations	$10,912	$10,155
Other operations	23	2
Total	$10,935	$10,157

	March 31,	December 31,
	2010	2009
Goodwill:
Telephone operations	$519,541	$519,541
Other operations	1,021	1,021
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,204,602	$1,210,765
Other operations	11,032	12,278
Total	$1,215,634	$1,223,043

(1)  Included within the telephone operations segment assets are our equity method investments totaling $48.9 million and $49.6 million at March 31, 2010 and December 31, 2009, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three month periods ended March 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

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

•                  liability and compliance costs regarding environmental regulations; and

•                  the additional risk factors outlined in Part I — Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.

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

Overview

We are an established rural local exchange company that provides communications services to residential and business customers in Illinois, Texas, and Pennsylvania. We offer a wide range of telecommunications services, including local and long-distance service, digital telephone (“VOIP”), custom calling features, private line services, dial-up and high-speed broadband Internet access (“DSL”), internet protocol digital television (“IPTV”), carrier access services, network capacity services over our regional fiber optic network, directory publishing and competitive local exchange carrier (“CLEC”) calling services.  We also operate a number of non-core complementary businesses, including providing telephone services to county jails and state prisons and equipment sales.

Executive Summary

We generated net income attributable to common stockholders of $6.9 million, or $0.23 per diluted share in the first three months of 2010, as compared to net income attributable to common stockholders of $3.3 million, or $0.11 per diluted share, in the first three months of 2009.  Net income in the first three months of 2010 benefited from increased earnings from our wireless partnerships and significantly lower operating expenses.  Operating expenses declined principally due to lower salary and benefit expenses as a result of workforce reductions taken at the end of the first quarter of 2009, lower pension expense and professional fees, and lower integration and restructuring costs.  Operating expenses in the first quarter of 2010 were higher due to increased video programming costs.  Operating expenses in the first quarter of 2009 were higher due to $2.4 million of integration and restructuring expense for which we are receiving cost savings on an ongoing basis.

Revenue in the first quarter of 2010 decreased to $98.3 million as compared to $101.7 million in the first quarter of 2009.  Decreased revenue in the first three months of 2010 resulted primarily from local access line loss, offset partially by increases in DSL and IPTV subscriptions.

We completed the sale of our telemarketing business late in the first quarter of 2010, the assets and revenues of which were immaterial to our overall results of operations.

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

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 244,696, 247,235 and 259,787 local access lines, respectively, in service as of March 31, 2010, December 31, 2009 and March 31, 2009.

Most wireline telephone companies have experienced a loss of local access lines due to challenging economic conditions and increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators.  We have not been immune to these conditions.  Cable competitors in all of our markets offer a competing voice product.  We estimate that cable companies offer voice service to all of their addressable customers, covering 85% of our entire service territory.

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

We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long-distance) and by announcing special promotions, like discounted second lines.  We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV.  As of March 31, 2010, IPTV was available to approximately 194,000 homes in our markets.  Our IPTV subscriber base continues to grow and totaled 24,898, 23,127 and 18,207 subscribers at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 102,132, 100,122 and 94,554 DSL lines in service as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  Currently over 95% of our rural telephone companies’ local access lines are DSL-capable.

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

As noted above, we also utilize service bundles to generate revenue and retain customers.  Our service bundles totaled 56,522, 56,856 and 41,415 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

Expenses

Our primary operating expenses consist of the cost of services; selling, general and administrative expenses; and depreciation and amortization expenses.

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

•                  Video programming costs

We have agreements with various carriers to provide long-distance transport and termination services.   We believe we will meet all of our commitments in these agreements and will be able to procure services for periods after our current agreements expire.  We do not expect any material adverse effects from any changes in any new service contract.

Selling, general and administrative expenses.  Selling, general and administrative expenses include expenses associated with customer care; billing and other operating support systems; and corporate expenses, such as professional service fees and non-cash, stock-based compensation.

Our operating support and back-office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations.  We have migrated most key business processes onto a single company-wide system and platform.  We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices.  We incurred $2.4 million of integration and restructuring expenses during the first three months of 2009 related to moving the North Pittsburgh accounting, payroll and ILEC billings functions to our existing legacy systems.

Depreciation and amortization expenses.  The provision for depreciation on property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	18 - 40
Network and outside plant facilities	3 - 50
Furniture, fixtures and equipment	3 - 15
Capital Leases	11

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at March 31, 2010 is being amortized at a weighted-average life of approximately 3.2 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The results of operations discussed below reflect our consolidated results.

For the Three Months Ended March 31, 2010  Compared to March 31, 2009

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended March 31, 2010 and 2009:

	2010		2009
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$23.8	24.2	$24.7	24.3
Network access services	21.2	21.6	22.0	21.6
Subsidies	12.2	12.4	14.1	13.9
Long-distance services	4.6	4.7	5.5	5.4
Data and Internet services	18.0	18.3	16.4	16.1
Other services	9.0	9.1	9.0	8.9
Total telephone operations	88.8	90.3	91.7	90.2
Other operations	9.5	9.7	10.0	9.8

Total operating revenue	98.3	100.0	101.7	100.0

Expenses
Telephone operations	50.0	50.9	54.3	53.4
Other operations	8.8	8.9	9.7	9.5
Depreciation and amortization	21.5	21.9	21.6	21.3
Total operating expense	80.3	81.7	85.6	84.2

Income from operations	18.0	18.3	16.1	15.8

Interest expense, net	12.9	13.1	14.5	14.2
Other income	6.3	6.4	4.5	4.4
Income tax expense	4.4	4.5	2.4	2.4

Net income	7.0	7.1	3.7	3.6
Net income attributable to noncontrolling interest	0.1	0.1	0.4	0.4

Net income attributable to common stockholders	$6.9	7.0	$3.3	3.2

Revenue

Revenue in the first three months of 2010 declined by $3.4 million, or 3.3%, to $98.3 million from $101.7 million in the first three months of 2009.  Overall, the decline in revenue was principally the result of year-over-year declines in the number of access lines, which impacted revenue for local calling services, network access services, subsidies and long-distance services, as well as from the sale in the first quarter of 2010 of our telemarketing business.  Access line loss continues to moderate and is being partially offset by growth in our number of broadband connections.  VOIP, DSL and IPTV connections all increased during the first three months of 2010 as compared to 2009.  Connections by type are as follows:

	March 31,
	2010	2009

Residential access lines in service	144,855	156,935
Business access lines in service	99,841	102,852
Total local access lines in service	244,696	259,787

IPTV subscribers	24,898	18,207
ILEC DSL subscribers	102,132	94,554
Total broadband connections	127,030	112,761

VOIP subscribers	8,529	7,141
CLEC access line equivalents (1)	73,413	73,737

Total connections	453,668	453,426

Long-distance lines (2)	170,765	165,892
Dial-up subscribers	2,205	3,612

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

Telephone Operations Revenue

Local calling services revenue decreased by $0.9 million, or 3.6%, to $23.8 million in the first three months of 2010 compared to $24.7 million in the first three months of 2009.  The decrease is primarily due to the decline in local access lines.

Network access services revenue decreased by $0.8 million, or 3.6%, to $21.2 million in the first three months of 2010 compared to $22.0 million in the first three months of 2009.  The decrease is primarily due to a decline in switched access minutes of use, and to a lesser extent, a decline in special access revenue.

Subsidy revenue decreased by $1.9 million, or 13.5%, to $12.2 million in the first three months of 2010 compared to $14.1 million in the first three months of 2009.  The decrease is principally the result of an increase in the national average cost per loop component of the federal high cost fund as well as access line erosion.

Long-distance services revenue decreased by $0.9 million, or 16.4%, to $4.6 million in the first three months of 2010 as compared to $5.5 million in the first three months of 2009.  The decrease is primarily due to a decline in billable minutes, primarily due to customers moving to unlimited long-distance plans.

Data and Internet revenue increased by $1.6 million, or 9.8%, to $18.0 million in the first three months of 2010 as compared to $16.4 million in the first three months of 2009.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue was flat, at $9.0 million in the first three months of both 2010 and 2009.

Other Operations Revenue

Other Operations revenue decreased by $0.5 million, or 5.0%, to $9.5 million in the first three months of 2010 as compared to $10.0 million in the first three months of 2009.  Declines in revenue resulting from the sale of our telemarketing business and from a decrease in incoming calls in our operator services business was offset by increases in our prison systems and equipment sales businesses.

Operating Expenses

Operating expenses decreased in the first three months of 2010 by $5.2 million, or 8.1%, to $58.8 million as compared to $64.0 million in the first three months of 2009.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $4.3 million, or 7.9%, to $50.0 million in the first three months of 2010 as compared to $54.3 million in the first three months of 2009.  The overall decrease in operating expenses was principally driven by a reduction in salaries and benefits as a result of a workforce reduction implemented late in the first quarter of 2009, lower pension expense and professional fees, and lower integration and restructuring costs.  These were offset somewhat by higher video programming fees.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $0.9 million, or 9.3%, to $8.8 million in the first three months of 2010 as compared to $9.7 million in the first three months of 2009.  Operating expenses in our other Operations Segment declined as a result of lower costs related to the disposition of our telemarketing business.

Depreciation and Amortization

Depreciation and amortization expense was flat, totaling $21.5 million for the first three months of 2010 as compared to $21.6 million for the first three months of 2009.

Interest Expense, Net

Interest expense, net of interest income, declined by $1.6 million, or 11.0%, to $12.9 million for the first three moths of 2010 as compared to $14.5 million for the first three months of 2009.  Interest expense in the first quarter of 2010 benefited from the expiration of $135 million of floating to fixed interest rate swaps during 2009, as the fixed rates paid on the swaps were at a significantly higher rate than the LIBOR rates we received in return.  Interest expense also benefited in the first quarter of 2010 from lower interest rates in general.

Other Income (Expense)

Other income increased $1.8 million to $6.3 million in the first three months of 2010 compared to $4.5 million in the first three months of 2009.  The increase was principally due to improved earnings from our wireless partnership interests.

Income Taxes

Our provision for income taxes was $4.4 million in 2010 compared to $2.4 million in 2009.  Our effective tax rate was 38.6% for the three months ended March 31, 2010 compared to 39.2% for the three months ended March 31, 2009.  Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.1 million in the first three months of 2010 versus $0.4 million in the first three months of 2009.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) declined slightly period over period.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information concerning our financial condition.

(In thousands)	March 31, 2010	December 31, 2009
Cash and cash equivalents	$44,339	$42,758
Working capital	34,135	23,789
Total debt	880,103	880,344
Current ratio	1.45	1.30

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the remainder of 2010 will arise primarily from: (i) dividend payments of between $33.0 million and $34.0 million; (ii) interest payments on our indebtedness of between $38.0 million and $41.0 million; (iii) capital expenditures of between $29.0 million and $31.0 million; (iv) cash income tax payments; (v) pension, 401(k) and other post retirement contributions of approximately $4.0 million; and (vi) certain other costs.  In addition, we may use cash and incur additional debt to fund selective acquisitions.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Cash and cash equivalents.  For the first quarter of 2010, cash and cash equivalents increased by $1.5 million.

Cash provided by operations.  Net cash provided by operating activities in the first quarter of 2010 was $23.8 million, as compared to cash provided by operating activities of $19.4 million in the first quarter of 2009.  Cash provided by operations in 2010 increased primarily as a result of increased cash provided from our wireless partnerships, and improved operating performance.

Working capital.  Our net working capital position increased $10.2 million in the first quarter of 2010 over the fourth quarter of 2009 as a result of improved cash provided from operations.

Cash available under our secured revolving credit facility.  At March 31, 2010, we had no borrowings outstanding under our secured revolving credit facility and $50 million of availability.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  During the first quarter of 2010, we used $11.5 million of cash to make dividend payments to shareholders.  During the first quarter of 2009, we used $11.4 million of cash to make dividend payments to shareholders.  Our current quarterly dividend rate is approximately $0.39 per share.

Interest and other payments related to outstanding debt.  During the first quarter of 2010, we used $12.3 million of cash to make required interest payments on our outstanding debt.  We also used $0.2 million of cash in the first quarter of 2010 to reduce our capital lease obligations.

Pension and postretirement obligations.  In the first quarter of 2010, we used $1.5 million of cash to fund pension, 401(k) and other postretirement obligations.

Capital expenditures.  During the first quarter of 2010, we spent approximately $10.9 million on capital projects.

Debt

The following table summarizes our indebtedness as of March 31, 2010:

(In thousands)	Balance	Maturity Date	Rate (1)

Capital lease	$103	April 12, 2010	7.4%
Revolving credit facility	—	December 31, 2013	LIBOR plus 2.50%
Term loan	$880,000	December 31, 2014	LIBOR plus 2.50%

(1)          As of March 31, 2010, the 1-month LIBOR rate in effect on our borrowings was 0.23%.

Credit Facilities

Borrowings under our credit agreement are secured by substantially all of our assets (other than our Illinois Consolidated Telephone Company subsidiary, and certain future subsidiaries).  The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct.  In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.

As of March 31, 2010, we had no borrowings outstanding under the revolving credit facility.  Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR.  As of March 31, 2010, the applicable margin for interest rates was 2.50% per year for both the LIBOR based term loan and the revolving credit facility.  The applicable margin for alternative base rate loans was 1.50% per year for both the term loan and the revolving credit facility.  For the quarter ended March 31, 2010, the weighted average interest rate incurred on our credit facilities, including payments made under our interest rate swap agreement, was 5.57% per annum.

Derivative Instruments

As of March 31, 2010, we had $605 million notional amount of floating to fixed interest rate swap agreements outstanding and $605 million notional amount of basis swaps outstanding.  Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  Under the basis swaps, we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR.  Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.  The terms of our credit agreement require us to maintain a minimum floating to fixed ratio of 50%.  During the first quarter of 2010, the percentage of our floating-rate term debt that was fixed as a result of the interest rate swap agreements averaged 68.75%.  The maturity dates of these swaps are laddered to minimize any potential exposure to

unfavorable rates when an individual swap expires.  The swaps expire at various times through March 31, 2013.   The net effect of the swaps is that we pay a weighted-average fixed rate of 4.42% to our swap counterparties on $605 million notional amount and receive 1-month LIBOR less a fixed percentage, which amounted to 0.06% for the first quarter of 2010.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through March 31, 2010, and after taking into consideration dividend payments (including the $11.6 million dividend declared in March 2010 and paid on May 1, 2010), we continue to have $116.8 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of March 31, 2010, our total net leverage ratio was 4.67:1.00 and our interest coverage ratio was 3.38:1.00.

The descriptions of the covenants above and of our credit agreement generally in this Report are summaries only.  They do not contain a full description, including definitions, of the provisions summarized.  As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Dividends

The cash required to fund dividend payments is in addition to our other expected cash needs, which we expect to be fund with cash flows from our operations.  In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of March 31, 2010, we had approximately $2.1 million of these bonds outstanding.

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

During the first three months of 2010, the interest rate on approximately $275.0 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.   If market interest rates changed by 1.0% from the average rates that prevailed during the first three-months of this year, interest expense would have increased or decreased by approximately $0.7 million for this three-month period.

As of March 31, 2010, the fair value of our interest rate swap agreements amounted to a net liability of $20.2 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  It claims to have sustained losses of approximately $125 million but does not request a specific dollar amount in damages.  We believe that these claims are without merit and the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, would have a material adverse effect upon our business, operating results or financial condition.

Item 1A. Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2009 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    [Removed and Reserved]

Item 5.    Other Information

None

Item 6. Exhibits

(a)          Exhibits

31.1         Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2         Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

May 7, 2010	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2010	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)