Form 10-Q
period 2010-06-30
Consolidated Communications Holdings, Inc.
filed 2010-08-06
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 6, 2010
Common Stock, $0.01 Par Value	29,822,604 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2010	2009	2010	2009

Net revenues	$95,737	$102,042	$194,039	$203,752
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	35,649	36,344	71,589	72,444
Selling, general and administrative expenses	21,390	25,850	44,193	53,727
Depreciation and amortization	21,460	20,981	43,002	42,658
Operating income	17,238	18,867	35,255	34,923
Other income (expense):
Interest income	22	15	38	37
Interest expense	(13,069)	(14,564)	(25,990)	(29,056)
Investment income	7,136	6,761	13,438	11,809
Other, net	(516)	1,766	(452)	1,215
Income before income taxes	10,811	12,845	22,289	18,928
Income tax expense	3,638	5,186	8,064	7,572
Net income	7,173	7,659	14,225	11,356
Less: net income attributable to noncontrolling interest	124	136	255	543
Net income attributable to common stockholders	$7,049	$7,523	$13,970	$10,813

Net income per common share—basic	$0.24	$0.25	$0.47	$0.36

Net income per common share—diluted	$0.24	$0.25	$0.47	$0.36

Cash dividends per common share	$0.38	$0.38	$0.77	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)	June 30, 2010 (Unaudited)	December 31, 2009

Assets
Current assets:
Cash and equivalents	$53,574	$42,758
Accounts receivable, net of allowance for doubtful accounts of $1,931 in 2010 and $1,796 in 2009	41,898	42,125
Inventories	7,671	6,874
Deferred income taxes	5,970	5,970
Prepaid expenses and other current assets	7,802	6,639
Total current assets	116,915	104,366
Property, plant and equipment, net	365,195	377,200
Investments	98,277	98,748
Goodwill	520,562	520,562
Customer lists, net	91,019	102,088
Tradenames	13,446	13,446
Deferred debt issuance costs, net and other assets	5,838	6,633
Total assets	$1,211,252	$1,223,043
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,265	$13,482
Advance billings and customer deposits	21,797	20,025
Dividends payable	11,553	11,476
Accrued expense	17,249	26,268
Current portion of capital lease obligations	—	344
Current portion of derivative liability	3,308	6,074
Current portion of pension and postretirement benefit obligations	2,908	2,908
Total current liabilities	72,080	80,577
Senior secured long-term debt	880,000	880,000
Deferred income taxes	74,095	74,711
Pension and other postretirement obligations	81,972	80,298
Other long-term liabilities	31,212	26,740
Total liabilities	1,139,359	1,142,326
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,822,604 and 29,608,653, shares outstanding as of June 30, 2010 and December 31, 2009, respectively	298	296
Additional paid-in capital	101,733	109,746
Retained earnings	—	—
Accumulated other comprehensive loss	(36,608)	(35,540)
Noncontrolling interest	6,470	6,215
Total stockholders’ equity	71,893	80,717
Total liabilities and stockholders’ equity	$1,211,252	$1,223,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid in	Retained	Comprehensive	controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Interest	Total

Balance - December 31, 2009	29,608,653	$296	$109,746	$—	$(35,540)	$6,215	$80,717

Dividends on common stock	—	—	(4,626)	(6,920)	—	—	(11,546)
Shares issued under employee plan, net of forfeitures	213,951	2	(2)	—	—	—	—
Non-cash, stock-based compensation	—	—	503	—	—	—	503
Comprehensive income:
Net income	—	—	—	6,920	—	131	7,051
Change in prior service cost and net loss, net of tax of $26	—	—	—	—	47	—	47
Change in fair value of cash flow hedges, net of tax of $54	—	—	—	—	90	—	90
Total comprehensive income							7,188

Balance - March 31, 2010	29,822,604	$298	$105,621	$—	$(35,403)	$6,346	$76,862

Dividends on common stock	—	—	(4,504)	(7,049)	—	—	(11,553)
Non-cash, stock-based compensation	—	—	616	—	—	—	616
Comprehensive income:
Net income	—	—	—	7,049	—	124	7,173
Change in prior service cost and net loss, net of tax of $26	—	—	—	—	48	—	48
Change in fair value of cash flow hedges, net of tax of $(722)	—	—	—	—	(1,253)	—	(1,253)
Total comprehensive income							5,968

Balance - June 30, 2010	29,822,604	$298	$101,733	$—	$(36,608)	$6,470	$71,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
(In thousands)	2010	2009
Operating Activities
Net income	$14,225	$11,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,002	42,658
Deferred income taxes	616	1,392
Loss on disposal of assets	888	—
Cash distributions from wireless partnerships in excess of/(less than) current earnings	177	(1,972)
Stock-based compensation expense	1,119	932
Amortization of deferred financing costs	647	655
Changes in operating assets and liabilities:
Accounts receivable, net	227	(1,137)
Inventories	(797)	414
Other assets	(1,015)	1,678
Accounts payable	1,783	(1,546)
Accrued expenses and other liabilities	(5,800)	(6,432)
Net cash provided by operating activities	55,072	47,998
Investing Activities
Additions to property, plant and equipment, net	(21,820)	(20,375)
Proceeds from the sale of assets	972	300
Proceeds from the sale of investments	35	—
Net cash used for investing activities	(20,813)	(20,075)
Financing Activities
Payment of capital lease obligation	(344)	(453)
Repurchase and retirement of common stock	—	(9)
Dividends on common stock	(23,099)	(22,907)
Net cash used for financing activities	(23,443)	(23,369)
Net increase in cash and equivalents	10,816	4,554
Cash and equivalents at beginning of year	42,758	15,471
Cash and equivalents at end of period	$53,574	$20,025

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2010 and 2009.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of June 30, 2010, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2009, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

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

3.                                      Prepaid and other current assets

Prepaid and other current assets are as follows:

(In thousands)	June 30, 2010	December 31, 2009

Prepaid maintenance	$2,532	$3,152
Prepaid taxes	1,012	43
Deferred charges	1,178	718
Prepaid insurance	622	471
Prepaid expense - other	2,393	2,200
Other current assets	65	55
Total	$7,802	$6,639

4.                                      Property, plant and equipment

Property, plant and equipment are as follows:

(In thousands)	June 30, 2010	December 31, 2009

Land and buildings	$65,623	$66,700
Network and outside plant facilities	846,349	833,879
Furniture, fixtures and equipment	80,123	80,315
Assets under capital lease	5,144	5,144
Less: accumulated depreciation	(646,052)	(617,141)
	351,187	368,897
Construction in progress	14,008	8,303
Totals	$365,195	$377,200

Depreciation expense totaled $15.9 million and $15.4 million for the three months ended June 30, 2010 and 2009, respectively, and $31.9 million and $31.6 million for the six months ended June 30, 2010 and 2009, respectively.

5.                                      Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  For each of the three month periods ended June 30, 2010 and 2009, we received cash distributions from these partnerships totaling $3.0 million.  For the six months ended June 30, 2010 and 2009, we received cash distributions from these partnerships totaling $6.0 million and $5.5 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  In addition, we have a 50% ownership interest in Boulevard Communications LLP, a competitive access provider in western Pennsylvania.  Because we have significant influence over the operating and financial policies of these four entities, we account for the investments using the equity method.  For the three months ended June 30, 2010 and 2009, we received cash distributions from these partnerships totaling $3.6 million and $1.5 million, respectively.  For the six months ended June 30, 2010 and 2009, we received cash distributions from these partnerships totaling $7.5 million and $4.2 million, respectively.

Our investments are as follows:

(In thousands)	June 30, 2010	December 31, 2009

Cash surrender value of life insurance policies	$1,415	$1,797
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34%)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60%)	22,950	22,950
CoBank, ACB Stock	3,025	2,902
Other	25	60
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	18,984	19,080
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,187	7,301
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,084	23,049
Boulevard Communications, LLP (50% interest)	157	159
Total	$98,277	$98,748

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, who has traditionally been a significant lender in the Company’s credit facility.   The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

6.                                      Fair Value Measurements

The Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR-based yield curve and estimates of counterparty and Consolidated’s non-performance risk as the most significant inputs.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The Company’s swap liabilities measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap liabilities	$(3,308)	$—	$(3,308)	$—
Long-term interest rate swap liabilities	(30,623)	—	(30,623)	—
Totals	$(33,931)	$—	$(33,931)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010			As of December 31, 2009
(In thousands)	Carrying Value	Fair Value		Carrying Value	Fair Value
Investments, equity basis	$49,412		(a)	$49,589		(a)
Investments, at cost	$47,450		(a)	$47,362		(a)
Long-term debt	$880,000	$880,000		$880,000	$880,000

(a)  The Company’s investments at June 30, 2010 and December 31, 2009 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods, and it is not practical to estimate a fair value for these non-publicly traded entities.

Our long-term debt allows us to select a one month LIBOR repricing option, which we have elected.  As such, the fair value of this debt approximates its carrying value.

7.                                      Goodwill and Other Intangible Assets

In accordance with the applicable accounting guidance, goodwill and tradenames are not amortized but are subject to impairment testing—no less than annually or more frequently if circumstances indicate potential impairment.

The following table presents the carrying amount of goodwill by segment:

(In thousands)	June 30, 2010	December 31, 2009

Telephone Operations	$519,541	$519,541
Other Operations	1,021	1,021
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $13.4 million at both June 30, 2010 and December 31, 2009.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Gross carrying amount	$193,124	$193,124	$11,712	$11,712
Less: accumulated amortization	(103,207)	(92,358)	(10,610)	(10,390)
Net carrying amount	$89,917	$100,766	$1,102	$1,322

Amortization associated with customer lists totaled approximately $5.6 million and $11.1 million in each of the three and six month periods ended June 30, 2010 and 2009, respectively.

8.                                      Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	June 30, 2010	December 31, 2009

Deferred debt issuance costs, net	$5,817	$6,464
Other assets	21	169
Total	$5,838	$6,633

Deferred debt issuance costs are subject to amortization.  Remaining deferred debt issuance costs of $5.8 million at June 30, 2010 related to our secured credit facility will be amortized over the remaining life of 4.5 years, resulting in amortization expense of $1.3 million yearly unless the facility is extinguished earlier.

9.                                      Accrued Expenses

Accrued expenses are as follows:

(In thousands)	June 30, 2010	December 31, 2009

Salaries and employee benefits	$8,511	$11,727
Taxes payable	936	7,766
Accrued interest	1,458	1,177
Other accrued expenses	6,344	5,598
Total accrued expenses	$17,249	$26,268

10.                               Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2010	December 31, 2009

Senior secured credit facility — revolving loan	$—	$—
Senior secured credit facility - term loan	880,000	880,000
Obligations under capital lease	—	344
	880,000	880,344
Less: current portion	—	(344)
Total long-term debt	$880,000	$880,000

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has outstanding a credit agreement with several financial institutions, which consists of a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit) and an $880 million term loan facility.  Borrowings under the credit agreement are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.  The term loan requires no principal reductions prior to maturity and thus matures in full on December 31, 2014.  The revolving credit facility matures on December 31, 2013.  There were no borrowings outstanding under the revolving credit facility as of June 30, 2010.

At our election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR.  As of June 30, 2010, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans.  The applicable margin for our $880 million term loan is fixed for the duration of the loan.  The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid.  Based on our leverage ratio of 4.73:1 at June 30, 2010, borrowings under the revolving credit facility will be priced at a margin of 2.50% for LIBOR-based borrowings and 1.50% for alternative base rate borrowings for the three month period ending September 30, 2010.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.

The weighted-average interest rate incurred on our term loan facility during the three months ended June 30, 2010 and 2009, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.61% and 6.27% per annum, respectively.  The weighted-average interest rate incurred on our term loan facility during the six months ended June 30, 2010 and 2009, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.59% and 6.29% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of June 30, 2010, we were in compliance with our credit agreement covenants.

11.                               Derivatives

In order to manage the risk associated with changes in interest rates, we have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We account for these transactions as cash flow hedges under the FASB’s Accounting Standards Codification Topic 815 (“ASC 815”), Derivatives and Hedging.  The swaps are designated as cash flow hedges of our expected future interest payments.  In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

We currently have in place interest rate swap agreements whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  We also have interest rate swap agreements whereby we make 3-month LIBOR-based payments, less a fixed percentage to a counterparty and receive 1-month LIBOR.  The combination effectively hedges the interest payments based on 1-month LIBOR resets on a portion of our credit facility.  The net effect of these swaps is that we pay a weighted-average fixed rate of 4.42% to our swap counterparties on $605 million of notional amount and receive 1-month LIBOR less a fixed percentage, which amounted to 0.06% for the second quarter of 2010.  At both June 30, 2010 and December 31, 2009, interest on 68.75% of our outstanding debt was fixed through the use of interest rate swap agreements.

Our credit facility requires us to maintain a minimum floating to fixed ratio of no less than 50%.  On December 31, 2010, $175 million notional amount of existing interest rate swap agreements will expire, which would reduce our floating to fixed ratio to less than 50%.  As a result of this, and because interest rates continue to be near historic lows, we have entered into $200 million notional amount of forward floating to fixed interest rate swap agreements which become effective on December 31, 2010.  Under these floating to fixed rate forward swap agreements, we will make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  These forward swap agreements have a maturity date of March 31, 2013.

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

We report the gross fair value of our derivatives in either Current portion of derivative liability or Other long-term liabilities on our Condensed Consolidated Balance Sheets.  The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under ASC 815:

	Fair Value
	June 30,	December 31,
(In thousands)	2010	2009

Current portion of derivative liability	$(3,308)	$(6,074)
Other long-term liabilities	(30,623)	(26,105)

Information regarding our cash flow hedge transactions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Gain arising from ineffectiveness included in interest expense	$(107)	$(39)	$(78)	$(62)
Losses reclassed from accumulated other comprehensive loss (“OCI”) to interest expense	$1,334	$3,025	$2,916	$5,880

	June 30,
(In thousands)	2010	2009

Aggregate notional value of derivatives outstanding	$605,000	$740,000
Period through which derivative positions currently exist	March 2013	March 2013
Loss in fair value of derivatives	$33,931	$37,326
Deferred losses included in OCI (pretax)	$33,721	$36,993
Losses included in OCI to be recognized in the next 12 months	$2,711	$8,086
Number of months over which loss in OCI is to be recognized	33	45

12.                               Interest Expense

The following table summarizes interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Interest expense — credit facility	$6,229	$6,492	$12,249	$12,994
Payments on swap liabilities, net	6,217	7,497	12,463	14,852
Other interest	354	282	717	631
Amortization of deferred financing fees	323	323	646	647
Capitalized interest	(54)	(30)	(85)	(68)
Total interest expense	$13,069	$14,564	$25,990	$29,056

13.                               Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  We recognized expense with respect to these plans of $0.6 million and $0.7 million for the three month periods ended June 30, 2010 and 2009 respectively, and $1.3 and $1.4 million for the six month periods ended June 30, 2010 and 2009, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Service cost	$467	$527	$934	$1,054
Interest cost	2,784	2,775	5,568	5,550
Expected return on plan assets	(2,546)	(2,355)	(5,092)	(4,710)
Net amortization loss	189	668	378	1,336
Prior service credit amortization	(11)	(10)	(22)	(20)
Net periodic pension cost	$883	$1,605	$1,766	$3,210

Non-qualified Pension Plan

The Company also has non-qualified supplemental pension plans (“Restoration Plans”), which we acquired as part of our North Pittsburgh Systems, Inc. (“North Pittsburgh”) and TXU Communications Venture Company (“TXUCV”) acquisitions.  The Restoration Plans cover certain former employees of our North Pittsburgh and TXUCV operations.  The Restoration Plans restore benefits that were precluded under the Retirement Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the Retirement Plan’s definition of earnings.  The Restoration Plans are unfunded and have no assets, and benefits paid under the Restoration Plans come from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Service cost	$—	$—	$—	$—
Interest cost	15	14	30	28
Net amortization loss	8	8	16	16
Net periodic pension cost	$23	$22	$46	$44

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for the three month periods ended June 30, 2010 and 2009 and $0.3 million for the six month periods ended June 30, 2010 and 2009.  The net present value of the remaining obligations was approximately $3.0 million at June 30, 2010 and $3.1 million at December 31, 2009, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We did not recognize any proceeds in other income for the three or six month periods ended June 30, 2010 or 2009 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.4 million at June 30, 2010 and $1.8 million at December 31, 2009.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

14.                               Postretirement Benefit Obligation

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

The following table summarizes the components of the net periodic costs for postretirement benefits for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Service cost	$206	$216	$412	$433
Interest cost	530	580	1,060	1,159
Net prior service cost amortization	(112)	(241)	(224)	(482)
Net amortization gain	—	(6)	—	(11)
Net periodic postretirement benefit cost	$624	$549	$1,248	$1,099

In March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”).  Based on our analyses to date, we do not currently believe the provisions within the Acts will result in a material remeasurement of our postretirement health care liabilities.  We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.  The actual extent of impact cannot be actuarially determined until related regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Provisions within the Acts for which financial impacts to our postretirement health care liabilities are possible, but not currently determinable, include application of the excise tax on high-cost employer coverage.  We do not expect the other provisions within the Acts to materially impact our postretirement health care liabilities or results of operations.

15.                               Stock-based Compensation Plans

Pretax stock-based compensation expense for the three and six month periods ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Restricted stock	$339	$275	$677	$551
Performance shares	277	225	442	381
Total	$616	$500	$1,119	$932

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of June 30, 2010, we had not yet recognized compensation expense on the following non-vested awards.

(Dollars in thousands)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$2,410	1.6
Performance shares	1,709	1.3
Total	$4,119	1.5

The following table summarizes unvested restricted stock awards outstanding and changes during the six month periods ended June 30:

	2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding — January 1	82,375	$12.08	74,391	$16.62
Shares granted	115,949	18.65	96,447	9.05
Shares vested	(3,000)	13.00	(6,000)	13.45
Non-vested restricted shares outstanding — June 30	195,324	$15.97	164,838	$12.31

(1)           Represents the weighted—average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the six month periods ended June 30:

	2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding — January 1	46,578	$11.72	31,137	$15.68
Shares granted	98,002	18.65	61,544	9.05
Shares vested	—	—	(1,202)	13.42
Non-vested performance shares outstanding — June 30	144,580	$16.42	91,479	$11.25

(1)          Represents the weighted—average fair value on date of grant.

16.                               Income Taxes

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2009.  As of June 30, 2010 and December 31, 2009, the amount of unrecognized tax benefits was $5.7 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $5.7 million.  A decrease in unrecognized tax benefits of $5.4 million and $1.4 million of related accrued interest is expected in the third quarter of 2010 due to the expiration of the federal statute of limitation.  This decrease will significantly reduce our effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  We had $1.3 million of interest and penalties relating to unrecognized tax benefits recorded as of June 30, 2010, of which $0.1 million was recorded during the three months ended June 30, 2010.

The only periods subject to examination for our federal return are years 2006 through 2008.  The periods subject to examination for our state returns are years 2005 through 2008.  We are not currently under examination by either federal or state taxing authorities.

Our effective tax rate was 33.7% and 40.4%, for the three months ended June 30, 2010 and 2009, respectively and 36.2% and 40.0%, for the six months ended June 30, 2010 and 2009, respectively.  Our effective tax rates differ from the federal and state statutory rates primarily due to state tax planning and the changes to our state tax reporting structure resulting from the completion of internal restructuring and related intercompany agreements.

During the quarter ended March 31, 2009 we settled an IRS exam covering years 2005 through 2007.  As a result, we recorded additional income tax expense of $0.1 million.

17.                               Accumulated Other Comprehensive Loss,

Accumulated other comprehensive loss is comprised of the following components at June 30, 2010 and December 31, 2009:

(In thousands)	2010	2009

Fair value of cash flow hedges	$(33,721)	$(31,891)
Prior service credits and net losses on postretirement plans	(24,082)	(24,229)
	(57,803)	(56,120)
Deferred taxes	21,195	20,580
Totals	$(36,608)	$(35,540)

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Net income	$7,173	$7,659	$14,225	$11,356
Other comprehensive loss:
Prior service cost and net loss, net of tax	48	261	95	521
Change in fair value of cash flow hedges, net of tax	(1,253)	5,539	(1,163)	6,683
Comprehensive income	5,968	13,459	13,157	18,560
Less: comprehensive income attributable to noncontrolling interest	124	136	255	543
Comprehensive income attributable to common stockholders	$5,844	$13,323	$12,902	$18,017

18.                               Environmental Remediation Liabilities

Environmental remediation liabilities were $0.4 million at June 30, 2010 and $0.3 million at December 31, 2009, and are included in other liabilities.  These liabilities, which relate to anticipated remediation and monitoring costs, are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

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

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

20.                               Net Income per Common Share

The following illustrates the earnings allocation method as required by the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share which we utilize in the calculation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Basic Earnings Per Share Using Two-class Method:
Net income	$7,173	$7,659	$14,225	$11,356
Less: net income attributable to noncontrolling interest	124	136	255	543
Net income attributable to common shareholders before allocation of earnings to participating securities	7,049	7,523	13,970	10,813
Less: earnings allocated to participating securities	132	146	182	181
Net income attributable to common stockholders	$6,917	$7,377	13,788	$10,632

Weighted-average number of common shares outstanding	29,483	29,389	29,483	29,388

Net income per common share attributable to common stockholders - basic	$0.24	$0.25	$0.47	$0.36

Diluted Earnings Per Share Using Two-class Method:
Net income	$7,173	$7,659	$14,225	$11,356
Less: net income attributable to noncontrolling interest	124	136	255	543
Net income attributable to common shareholders before allocation of earnings to participating securities	7,049	7,523	13,970	10,813
Less: earnings allocated to participating securities	132	146	182	181
Net income attributable to common stockholders	$6,917	$7,377	13,788	$10,632

Weighted-average number of common shares outstanding	29,483	29,674	29,483	29,620

Net income per common share attributable to common stockholders - diluted	$0.24	$0.25	$0.47	$0.36

We had additional potential dilutive securities including unvested restricted shares and performance shares outstanding representing 0.3 million and 0.2 million common shares that were not included in the computation of potentially dilutive securities at June 30, 2010 and 2009, respectively, because they were anti-dilutive or the achievement of performance conditions had not been met at the end of the period.

21.                               Business Segments

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Telephone operations	$87,713	$91,143	$176,496	$182,838
Other operations	8,024	10,899	17,543	20,914
Total net revenue	95,737	102,042	194,039	203,752

Operating expense — telephone operations	49,790	52,101	99,764	106,409
Operating expense — other operations	7,249	10,093	16,018	19,762
Total operating expense	57,039	62,194	115,782	126,171

Depreciation and amortization — telephone operations	21,247	20,670	42,573	42,029
Depreciation and amortization — other operations	213	311	429	629
Total depreciation expense	21,460	20,981	43,002	42,658

Operating income — telephone operations	16,676	18,372	34,159	34,400
Operating income - other operations	562	495	1,096	523
Total operating income	17,238	18,867	35,255	34,923

Interest income	22	15	38	37
Interest expense	(13,069)	(14,564)	(25,990)	(29,056)
Investment income	7,136	6,761	13,438	11,809
Other, net	(516)	1,766	(452)	1,215
Income before income taxes	$10,811	$12,845	$22,289	$18,928

Capital expenditures:
Telephone operations	$10,833	$10,118	$21,744	$20,305
Other operations	53	100	76	70
Total	$10,886	$10,218	$21,820	$20,375

	June 30,	December 31,
(In thousands)	2010	2009

Goodwill:
Telephone operations	$519,541	$519,541
Other operations	1,021	1,021
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,201,454	$1,210,765
Other operations	9,798	12,278
Total	$1,211,252	$1,223,043

(1)  Included within the telephone operations segment assets are our equity method investments totaling $49.4 million and $49.6 million at June 30, 2010 and December 31, 2009, respectively.

22.                               Subsequent  Event

On July 16, 2010, we entered into a $100 million forward interest rate swap agreement which becomes effective on September 30, 2011 and matures on September 30, 2013.  Under this forward interest rate swap agreement, we will pay a fixed rate of 1.65% and receive 1-month LIBOR.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three month and six month periods ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

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

Executive Summary

We generated net income attributable to common stockholders of $7.0 million, or $0.24 per diluted share in the second of quarter of 2010, as compared to net income attributable to common stockholders of $7.5 million, or $0.25 per diluted share, in the second quarter of 2009.  Higher depreciation expense and losses on asset disposals in the second quarter of 2010, along with the gain recognized in the second quarter of 2009 related to a settlement of a dispute with Verizon all affected quarter over quarter net income.  Second quarter 2010 net income and revenue were also affected by reduced subsidy payments, primarily as a result of changes to the national average cost per loop component.  We benefited during the second quarter of 2010 from lower operating costs, lower interest costs, and increased earnings from our wireless partnerships.  Operating expenses declined principally due to lower pension expense and professional fees, and lower integration and restructuring costs.  The operating expense reductions were offset somewhat by higher video equipment and programming costs.  Operating expenses in the second quarter of 2009 included $1.6 million of integration and restructuring expense for which we are receiving cost savings on an ongoing basis.

Revenue in the second quarter of 2010 decreased to $95.7 million as compared to $102.0 million in the second quarter of 2009.  Decreased revenue in the second quarter of 2010 resulted primarily from the sale of our telemarketing business in the first quarter of 2010, along with local access line loss, reduced subsidy payments and lower operator services revenue, offset partially by increases in DSL and IPTV subscriptions and increased revenue in our public services.

For the first half of 2010, net income attributable to common stockholders totaled $14.0 million, or $0.47 per diluted share, as compared to $10.8 million, or $0.36 per diluted share, in the first half of 2009.  Net income in the first half of 2010 benefited from increased earnings from our wireless partnerships, significantly lower operating expenses and significantly lower interest costs.  Operating expenses in the first half of 2009 included $4.0 million of integration and restructuring expense.

Late in the first quarter of 2010, we completed the sale of our telemarketing business, the assets and revenues of which were immaterial to our overall results of operations.

General

The following general factors should be considered in analyzing our results of operations:

Revenues

Telephone Operations and Other Operations.  Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas.  Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in our Telephone Operations segment except through acquisitions.  However, we do expect fairly consistent cash flow from year to year because of fairly stable customer demand, and a generally supportive regulatory environment.

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 242,282, 247,235 and 254,593 local access lines, respectively, in service as of June 30, 2010, December 31, 2009 and June 30, 2009.

Most wireline telephone companies have experienced a loss of local access lines due to challenging economic conditions and increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators.  We have not been immune to these conditions.  Cable competitors in all of our markets offer a competing voice product.  We estimate that cable companies have the capability to offer voice service to all of their addressable customers, covering 85% of our entire service territory.  We expect to continue to experience modest erosion in access lines due to market forces.

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

As of June 30, 2010, IPTV was available to approximately 198,000 homes in our markets.  Our IPTV subscriber base continues to grow and totaled 26,074, 23,127 and 19,731 subscribers at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 103,428, 100,122 and 95,656 DSL lines in service as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  Currently over 95% of our rural telephone companies’ local access lines are DSL-capable.

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

•                  The cost of transport and termination of long-distance and private lines outside our rural telephone companies’ service area.; and

•                  Video equipment and programming costs.

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

Our operating support and back-office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations.  We have migrated most key business processes onto a single company-wide system and platform.  We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices.  We incurred $4.0 million of integration and restructuring expenses during the first six months of 2009 related to moving the North Pittsburgh accounting, payroll and ILEC billings functions to our existing legacy systems.

Depreciation and amortization expenses.  The provision for depreciation on property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	18 - 40
Network and outside plant facilities	3 - 50
Furniture, fixtures and equipment	3 - 15
Capital Leases	11

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at June 30, 2010 is being amortized at a remaining weighted-average life of approximately 3.1 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The results of operations discussed below reflect our consolidated results.

For the Three Months Ended June 30, 2010  Compared to June 30, 2009

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended June 30, 2010 and 2009:

	2010		2009
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$23.2	24.2	$24.3	23.8
Network access services	20.9	21.8	22.1	21.7
Subsidies	11.8	12.3	13.4	13.1
Long-distance services	4.8	5.0	5.4	5.3
Data and Internet services	18.7	19.5	16.7	16.4
Other services	8.3	8.7	9.2	9.0
Total telephone operations	87.7	91.6	91.1	89.3
Other operations	8.0	8.4	10.9	10.7

Total operating revenue	95.7	100.0	102.0	100.0

Expenses
Telephone operations	49.8	52.0	52.1	51.1
Other operations	7.2	7.5	10.1	9.9
Depreciation and amortization	21.5	22.5	21.0	20.6
Total operating expense	78.5	82.0	83.2	81.6

Income from operations	17.2	18.0	18.8	18.4

Interest expense, net	(13.0)	(13.6)	(14.5)	(14.2)
Other income	6.5	6.8	8.5	8.3
Income tax expense	(3.6)	(3.8)	(5.2)	(5.0)

Net income	7.1	7.4	7.6	7.5
Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1

Net income attributable to common stockholders	$7.0	7.3	$7.5	7.4

Revenue

Revenue in the three month period ended June 30, 2010 declined by $6.3 million, or 6.2%, to $95.7 million from $102.0 million in the three month period ended June 30, 2009.  Overall, the decline in revenue was principally the result of the decline in revenue from our exit of the telemarketing business in the first quarter of 2010 which had little to no impact on earnings.  A decrease in subsidy revenue was caused by a change to the national average cost per loop component of the federal high cost fund.  Revenue was also negatively impacted by a reduction in the number of access lines, which reduced revenue for local calling services, network access services and long-distance.

Access line loss continues to moderate and is being partially offset by growth in our number of broadband connections.  VOIP, DSL and IPTV connections all increased during the second quarter 2010 as compared to 2009.  Connections by type are as follows:

	June 30,
	2010	2009

Residential access lines in service	143,283	151,937
Business access lines in service	98,999	102,656
Total local access lines in service	242,282	254,593

IPTV subscribers	26,074	19,731
ILEC DSL subscribers	103,428	95,656
Total broadband connections	129,502	115,387

VOIP subscribers	8,605	7,883
CLEC access line equivalents (1)	73,686	72,062

Total connections	454,075	449,925

Long-distance lines (2)	170,374	166,006
Dial-up subscribers	1,732	3,406

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

Telephone Operations Revenue

Local calling services revenue decreased by $1.1 million, or 4.5%, to $23.2 million in the second quarter of 2010 compared to $24.3 million in the second quarter of 2009.  The decrease is primarily due to a decline in local line revenue caused by lower access lines.  We continue to see a reduction in the rate of decline in local access lines.

Network access services revenue decreased by $1.2 million, or 5.4%, to $20.9 million in the second quarter of 2010 compared to $22.1 million in the second quarter of 2009.  The decrease is primarily due to a decline in switched access minutes of use, and to a lesser extent, a decline in special access revenue.

Subsidy revenue decreased by $1.6 million, or 11.9%, to $11.8 million in the second quarter of 2010 compared to $13.4 million in the second quarter of 2009.  The decrease is principally the result of a change to the national average cost per loop component of the federal high cost fund.

Long-distance services revenue decreased by $0.6 million, or 11.1%, to $4.8 million in the second quarter of 2010 as compared to $5.4 million in the second quarter of 2009.  The decrease is primarily due to a decline in billable minutes as a result of customers moving to unlimited long-distance plans.

Data and Internet revenue increased by $2.0 million, or 12.0%, to $18.7 million in the second quarter of 2010 as compared to $16.7 million in the second quarter of 2009.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue declined by $0.9 million, or 9.8%, to $8.3 million in the second quarter of 2010 as compared to $9.2 million in the second quarter of 2009.  The decrease is primarily due to a decrease in transport revenues.

Other Operations Revenue

Other Operations revenue decreased by $2.9 million, or 26.6%, to $8.0 million in the second quarter of 2010 as compared to $10.9 million in the second quarter of 2009.  Declines in revenue resulting from the sale of our telemarketing business and from a decrease in incoming calls in our operator services business were offset by increases in our prison systems business.

Operating Expenses

Operating expenses decreased in the second quarter of 2010 by $5.2 million, or 8.4%, to $57.0 million as compared to $62.2 million in the second quarter of 2009.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $2.3 million, or 4.4%, to $49.8 million in the second quarter of 2010 as compared to $52.1 million in the second quarter of 2009.  The decrease in Telephone Operations operating expenses was principally driven by lower salary and severance expense, and lower pension expense and professional fees, along with lower integration and restructuring costs.  These were offset somewhat by higher video equipment and programming fees, and interconnection charges.  In 2009, we incurred $1.6 million in integration and restructuring charges during the second quarter.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $2.9 million, or 28.7%, to $7.2 million in the second quarter of 2010 as compared to $10.1 million in the second quarter of 2009.  Operating expenses in our Other Operations Segment declined as a result of lower costs related to the disposition of our telemarketing business during the first quarter of 2010 offset somewhat by higher commission for our public services business as a result of higher sales.

Depreciation and Amortization

Depreciation and amortization expense totaled $21.5 million during the second quarter of 2010, as compared to $21.0 million in the second quarter of 2009.  Depreciation and amortization expense increased period over period primarily due to increased spending on video equipment which has a relatively shorter depreciation period.

Interest Expense, Net

Interest expense, net of interest income, declined by $1.5 million, or 10.3%, to $13.0 million for the second quarter of 2010 as compared to $14.5 million in the second quarter of 2009.  Interest expense in the second quarter of 2010 benefited from the expiration of $135 million of floating to fixed interest rate swaps during the second half of 2009, as the fixed rates paid on the swaps were at a significantly higher rate than the LIBOR rates we received in return.  Interest expense also benefited in the second quarter of 2010 from low interest rates in general.

Other Income (Expense)

Other income decreased $2.0 million to $6.5 million in the second quarter of 2010 compared to $8.5 million in the second quarter of 2009.  The decrease was principally the result of a gain recognized in the second quarter of 2009 related to a settlement of a dispute with Verizon and a loss recognized in the second quarter of 2010 on the sale of real estate, all of which was offset by improved earnings from our wireless partnership interests.

Income Taxes

Our provision for income taxes was $3.6 million in 2010 as compared to $5.2 million in 2009.  Our effective tax rate was 33.7% for the second quarter of 2010 compared to 40.4% for the second quarter of 2009.  Our effective tax rate differs from the federal and state statutory rates primarily due to state tax planning and the changes to our state tax reporting structure resulting from the completion of internal restructuring and related intercompany agreements.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.1 million in both the second quarter of 2010 and 2009.

For the Six Months Ended June 30, 2010  Compared to June 30, 2009

The following summarizes our revenues and operating expenses on a consolidated basis for the six months ended June 30, 2010 and 2009:

	2010		2009
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$47.0	24.2	$49.0	24.1
Network access services	42.1	21.7	44.1	21.6
Subsidies	24.0	12.4	27.5	13.5
Long-distance services	9.4	4.9	10.9	5.4
Data and Internet services	36.7	18.9	33.1	16.2
Other services	17.3	8.9	18.2	8.9
Total telephone operations	176.5	91.0	182.8	89.7
Other operations	17.5	9.0	20.9	10.3

Total operating revenue	194.0	100.0	203.7	100.0

Expenses
Telephone operations	99.7	51.4	106.4	52.2
Other operations	16.0	8.2	19.7	9.7
Depreciation and amortization	43.0	22.2	42.7	21.0
Total operating expense	158.7	81.8	168.8	82.9

Income from operations	35.3	18.2	34.9	17.1

Interest expense, net	(26.0)	(13.4)	(29.0)	(14.2)
Other income	13.0	6.7	13.0	6.3
Income tax expense	(8.1)	(4.2)	(7.6)	(3.7)

Net income	14.2	7.3	11.3	5.5
Net income attributable to noncontrolling interest	0.2	0.1	0.5	0.2

Net income attributable to common stockholders	$14.0	7.2	$10.8	5.3

Revenue

Revenue in the first half of 2010 declined by $9.7 million, or 4.8%, to $194.0 million from $203.7 million in the first half of 2009.  Overall, the decline in revenue was principally the result of our exit from the telemarketing business which occurred during the first quarter of 2010.  Revenue was also reduced by declines in subsidy payments, principally from a change to the national average cost per loop component of the federal high cost fund.  We also experienced a decline in the number of access lines, which impacted revenue for local calling services, network access services, and to a lesser extent, subsidies and long-distance services.  Access line loss continues to moderate and is being partially offset by growth in our number of broadband connections.  VOIP, DSL and IPTV connections all increased during the first half of 2010 as compared to 2009.

Telephone Operations Revenue

Local calling services revenue decreased by $2.0 million, or 4.1%, to $47.0 million in the first half of 2010 compared to $49.0 million in the first half of 2009.  The decrease is primarily due to the decline in local access lines.  We continue to see a reduction in the rate of decline in local access lines.

Network access services revenue decreased by $2.0 million, or 4.5%, to $42.1 million in the first half of 2010 compared to $44.1 million in the first half of 2009.  The decrease is primarily due to a decline in switched access minutes of use, and to a lesser extent, a decline in special access revenue.

Subsidy revenue decreased by $3.5 million, or 12.7%, to $24.0 million in the first half of 2010 compared to $27.5 million in the first half of 2009.  The decrease is principally the result of an increase in the national average cost per loop component of the federal high cost fund.

Long-distance services revenue decreased by $1.5 million, or 13.8%, to $9.4 million in the first half of 2010 as compared to $10.9 million in the first half of 2009.  The decrease is primarily due to a decline in billable minutes, primarily due to customers moving to unlimited long-distance plans.

Data and Internet revenue increased by $3.6 million, or 10.9%, to $36.7 million in the first half of 2010 as compared to $33.1 million in the first half of 2009.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue decreased $0.9 million, or 4.9%, to $17.3 million in the first half of 2010 as compared to $18.2 million in the first half of 2009.  The decrease was primarily the result of a decrease in transport revenues.

Other Operations Revenue

Other Operations revenue decreased by $3.4 million, or 16.3%, to $17.5 million in the first half of 2010 as compared to $20.9 million in the first half of 2009.  Declines in revenue resulting from the sale of our telemarketing business in the first quarter of 2010 and from a decrease in incoming calls in our operator services business were offset by increases in our prison systems.

Operating Expenses

Operating expenses decreased in the first half of 2010 by $10.4 million, or 8.2%, to $115.7 million as compared to $126.1 million in the first half of 2009.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $6.7 million, or 6.3%, to $99.7 million in the first half of 2010 as compared to $106.4 million in the first half of 2009.  The decrease in Telephone Operations operating expenses was principally driven by lower salary and severance expense, lower pension expense and professional fees, along with lower integration and restructuring costs.  These were offset somewhat by higher video equipment and programming fees, and interconnection charges.  During the first half of 2009, we incurred $4.0 million in integration and restructuring charges that has resulted in ongoing cost savings.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $3.7 million, or 18.8%, to $16.0 million in the first half of 2010 as compared to $19.7 million in the first half of 2009.  Operating expenses in our Other Operations segment declined primarily as a result of lower costs related to the disposition of our telemarketing business during the first quarter of 2010 offset somewhat by higher commission for our public services business as a result of higher sales.

Depreciation and Amortization

Depreciation and amortization expense totaled $43.0 million for the first half of 2010 as compared to $42.7 million for the first half of 2009.  The increase in depreciation and amortization expense was primarily due to increased spending on video equipment which has a relatively shorter depreciation period.

Interest Expense, Net

Interest expense, net of interest income, declined by $3.0 million, or 10.3%, to $26.0 million in the first half of 2010 as compared to $29.0 million in the first half of 2009.  Interest expense in the first half of 2010 benefited from the expiration of $135 million of floating to fixed interest rate swaps during the second half of 2009, as the fixed rates paid on the swaps were at a significantly higher rate than the LIBOR rates we received in return.  Interest expense also benefited in the first half of 2010 from lower interest rates in general.

Other Income (Expense)

Other income was flat at $13.0 million during the first half of 2010 and 2009.  Other income in 2010 was affected positively by improved earnings from our wireless partnership interests and negatively by a loss on the sale of real estate.  Other income in 2009 was positively affected by the settlement of a dispute with Verizon.

Income Taxes

Our provision for income taxes was $8.1 million in 2010 compared to $7.6 million in 2009.  Our effective tax rate was 36.2% for the six months ended June, 30, 2010 compared to 40.0% for the six months ended June 30, 2009.  Our effective tax rate differs from the federal and state statutory rates primarily due to state tax planning and the changes to our state tax reporting structure resulting from the completion of internal restructuring and related intercompany agreements.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.2 million in the first half of 2010 versus $0.5 million in the first half of 2009.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) declined slightly period over period.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information concerning our financial condition.

(Dollars in thousands)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$53,574	$42,758
Working capital	44,835	23,789
Total debt	880,000	880,344
Current ratio	1.62	1.30

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the remainder of 2010 will arise primarily from: (i) dividend payments of between $23.0 million and $23.5 million; (ii) interest payments on our indebtedness of between $25.0 million and $26.0 million; (iii) capital expenditures of between $20.0 million and $21.0 million; (iv) cash income tax payments; (v) pension, 401(k) and other post retirement contributions of approximately $2.5 million; and (vi) certain other costs.  In addition, we may use cash and incur additional debt to fund selective acquisitions.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for the next twelve months to fund our currently anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Cash and cash equivalents.  For the first half of 2010, cash and cash equivalents increased by $10.8 million.

Cash provided by operations.  Net cash provided by operating activities in the first six months of 2010 was $55.1 million, as compared to cash provided by operating activities of $48.0 million in the first six months of 2009.  Cash provided by operations in 2010 increased primarily as a result of increased cash provided from our wireless partnerships, and improved operating performance.

Working capital.  Our net working capital position increased $21.0 million in the first half of 2010 over the first half of 2009 as a result of improved cash provided from operations.

Cash available under our secured revolving credit facility.  At June 30, 2010, we had no borrowings outstanding under our secured revolving credit facility and $50 million of availability.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  We used $11.6 million and $11.4 million of cash to make dividend payments to shareholders during the second quarter of 2010 and 2009, respectively.  We used $23.1 million and $22.9 million of cash to make dividend payments to shareholders during the first six months of 2010 and 2009, respectively.  Our current quarterly dividend rate is approximately $0.38 per share.

Interest and other payments related to outstanding debt.  During the second quarter of 2010, we used $12.5 million of cash to make required interest payments on our outstanding debt.  We also used $0.1 million of cash in the first quarter of 2010 to reduce our capital lease obligations.  For the first half of 2010, we used $24.8 million of cash to make required interest payments on our outstanding debt and $0.3 million of cash on our capital lease obligations.

Pension and postretirement obligations.  In the first half of 2010, we used $2.8 million of cash to fund pension, 401(k) and other postretirement obligations.

Capital expenditures.  We spent approximately $10.9 million in each of the first and second quarters of 2010 on capital projects, totaling $21.8 million for the first half of 2010.

Debt

The following table summarizes our indebtedness as of June 30, 2010:

(In thousands)	Balance	Maturity Date	Rate (1)

Revolving credit facility	$—	December 31, 2013	LIBOR plus 2.50%
Term loan	$880,000	December 31, 2014	LIBOR plus 2.50%

(1)          As of June 30, 2010, the 1-month LIBOR rate in effect on our borrowings was 0.35%.

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

As of June 30, 2010, we had no borrowings outstanding under the revolving credit facility.  Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR.  As of June 30, 2010, the applicable margin for interest rates was 2.50% per year for both the LIBOR-based term loan and the revolving credit facility.  The applicable margin for alternative base rate loans was 1.50% per year for both the term loan and the revolving credit facility.  For the quarter ended June 30, 2010, the weighted-average interest rate incurred on our term loan facility, including payments made under our interest rate swap agreement, was 5.61% per annum.  For the six months ended June 30, 2010, the weighted-average interest rate incurred on our term loan facility, including payments made under our interest rate swap agreement, was 5.59% per annum.

Derivative Instruments

As of June 30, 2010, we had $605 million notional amount of floating to fixed interest rate swap agreements outstanding and $605 million notional amount of basis swaps outstanding.  Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  Under the basis swaps, we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR.  Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

During the second quarter of 2010, the percentage of our floating-rate term debt that was fixed as a result of the interest rate swap agreements averaged 68.75%.  The maturity dates of these swaps are laddered to minimize any potential exposure to unfavorable rates when an individual swap expires.  The swaps expire at various times through March 31, 2013.   The net effect of the swaps is that we pay a weighted-average fixed rate of 4.42% to our swap counterparties on $605 million notional amount and receive 1-month LIBOR less a fixed percentage, which amounted to 0.06% for the first half of 2010.

Our credit facility requires us to maintain a minimum floating to fixed ratio of no less than 50%.  On December 31, 2010, $175 million notional amount of existing swap agreements will expire, which would reduce our floating to fixed ratio to less than 50%.  As a result of this, and because interest rates continue to be near historic lows, we entered into $200 million notional amount of additional floating to fixed forward interest rate swap agreements which become effective on December 31, 2010.  Under these floating to fixed rate forward swap agreements, we will make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  These forward swap agreements have a maturity date of March 31, 2013.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through June 30, 2010, and after taking into consideration dividend payments (including the $11.6 million dividend declared in June 2010 and paid on August 1, 2010), we continue to have $121.7 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below

2.25:1.00.  As of June 30, 2010, our total net leverage ratio was 4.73:1.00 and our interest coverage ratio was 3.43:1.00.

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

Dividends

The cash required to fund dividend payments is in addition to our other expected cash needs, which we expect to fund with cash flows from our operations.  In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of June 30, 2010, we had approximately $2.1 million of these bonds outstanding.

Subsequent  Event

On July 16, 2010, we entered into a $100 million forward interest rate swap agreement which becomes effective on September 30, 2011 and matures on September 30, 2013.  Under this forward interest rate swap agreement, we will pay a fixed rate of 1.65% and receive 1-month LIBOR.

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

During the first six months of 2010, the interest rate on approximately $275.0 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.   If market interest rates changed by 1.0% from the average rates that prevailed during the first six months of this year, interest expense would have increased or decreased by approximately $1.4 million for this six month period.

As of June 30, 2010, the fair value of our interest rate swap agreements amounted to a liability of $20.7 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  It claims to have sustained losses of approximately $125 million but does not request a specific dollar amount in damages.  We believe that these claims are without merit and the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of a FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                           Defaults Upon Senior Securities

None

Item 4.                                                           [Removed and Reserved]

Item 5.                                                           Other Information

None

Item 6. Exhibits

(a)          Exhibits

10.1                           Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on May 10, 2010)

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

August 6, 2010	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2010	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)