Form 10-Q
period 2010-09-30
Consolidated Communications Holdings, Inc.
filed 2010-11-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of November 3, 2010
Common Stock, $0.01 Par Value	29,816,659 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net revenues	$95,576	$101,590	$289,615	$305,342
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	36,371	36,151	107,960	108,595
Selling, general and administrative expenses	21,686	25,600	65,879	79,327
Depreciation and amortization	21,918	21,341	64,920	63,999
Operating income	15,601	18,498	50,856	53,421
Other income (expense):
Interest expense, net	(11,723)	(14,775)	(37,675)	(43,794)
Investment income	6,830	6,237	20,268	18,046
Other, net	210	(183)	(242)	1,032
Income before income taxes	10,918	9,777	33,207	28,705
Income tax expense (benefit)	(1,049)	2,494	7,015	10,066
Net income	11,967	7,283	26,192	18,639
Less: net income attributable to noncontrolling interest	130	226	385	769
Net income attributable to common stockholders	$11,837	$7,057	$25,807	$17,870

Net income per common share—basic	$0.40	$0.24	$0.86	$0.60

Net income per common share—diluted	$0.40	$0.24	$0.86	$0.60

Cash dividends per common share	$0.38	$0.39	$1.16	$1.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	September 30, 2010 (Unaudited)	December 31, 2009

Assets
Current assets:
Cash and equivalents	$55,961	$42,758
Accounts receivable, net of allowance for doubtful accounts of $3,263 in 2010 and $1,796 in 2009	41,647	42,125
Income taxes receivable	5,425	3,564
Inventories	7,339	6,874
Deferred income taxes	6,992	5,970
Prepaid expenses and other current assets	7,440	6,639
Total current assets	124,804	107,930
Property, plant and equipment, net	359,618	377,200
Investments	98,123	98,748
Goodwill	520,562	520,562
Customer lists, net	85,484	102,088
Tradenames	13,446	13,446
Deferred debt issuance costs, net and other assets	6,023	6,633
Total assets	$1,208,060	$1,226,607
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,590	$13,482
Advance billings and customer deposits	21,861	20,025
Dividends payable	11,553	11,476
Accrued expense	19,603	23,133
Current portion of capital lease obligations	—	344
Current portion of derivative liability	10,176	6,074
Current portion of pension and postretirement benefit obligations	2,908	2,908
Total current liabilities	75,691	77,442
Senior secured long-term debt	880,000	880,000
Deferred income taxes	70,380	74,711
Pension and other postretirement obligations	82,568	80,298
Other long-term liabilities	27,492	33,439
Total liabilities	1,136,131	1,145,890
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,816,659 and 29,608,653, shares outstanding as of September 30, 2010 and December 31, 2009, respectively	298	296
Additional paid-in capital	102,639	109,746
Retained earnings	—	—
Accumulated other comprehensive loss	(37,608)	(35,540)
Noncontrolling interest	6,600	6,215
Total stockholders’ equity	71,929	80,717
Total liabilities and stockholders’ equity	$1,208,060	$1,226,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid in	Retained	Other Comprehensive	Non- controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Interest	Total

Balance - December 31, 2009	29,608,653	$296	$109,746	$—	$(35,540)	$6,215	$80,717

Dividends on common stock	—	—	(4,626)	(6,920)	—	—	(11,546)
Shares issued under employee plan, net of forfeitures	213,951	2	(2)	—	—	—	—
Non-cash, stock-based compensation	—	—	503	—	—	—	503
Comprehensive income:
Net income	—	—	—	6,920	—	131	7,051
Change in prior service cost and net loss, net of tax of $26	—	—	—	—	47	—	47
Change in fair value of cash flow hedges, net of tax of $54	—	—	—	—	90	—	90
Total comprehensive income							7,188

Balance - March 31, 2010	29,822,604	$298	$105,621	$—	$(35,403)	$6,346	$76,862

Dividends on common stock	—	—	(4,503)	(7,050)	—	—	(11,553)
Non-cash, stock-based compensation	—	—	616	—	—	—	616
Comprehensive income:
Net income	—	—	—	7,050	—	124	7,174
Change in prior service cost and net loss, net of tax of $26	—	—	—	—	48	—	48
Change in fair value of cash flow hedges, net of tax of $(722)	—	—	—	—	(1,253)	—	(1,253)
Total comprehensive income							5,969

Balance - June 30, 2010	29,822,604	$298	$101,734	$—	$(36,608)	$6,470	$71,894

Dividends on common stock	—	—	284	(11,837)	—	—	(11,553)
Share forfeitures	(5,945)	—	—	—	—	—	—
Non-cash, stock-based compensation	—	—	621	—	—	—	621
Comprehensive income:
Net income	—	—	—	11,837	—	130	11,967
Change in prior service cost and net loss, net of tax of $35	—	—	—	—	61	—	61
Change in fair value of cash flow hedges, net of tax of $(616)	—	—	—	—	(1,061)	—	(1,061)
Total comprehensive income							10,967

Balance — September 30, 2010	29,816,659	$298	$102,639	$—	$(37,608)	$6,600	$71,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
(In thousands)	2010	2009
Operating Activities
Net income	$26,192	$18,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,920	63,999
Deferred income taxes	(24)	(833)
Loss on disposal of assets	902	—
Non-cash change in uncertain tax positions	(5,186)	—
Cash distributions from wireless partnerships in excess of/(less than) current earnings	304	(2,299)
Stock-based compensation expense	1,740	1,434
Amortization of deferred financing costs	970	978
Changes in operating assets and liabilities:
Accounts receivable, net	478	102
Income tax receivable	(4,936)	(1,316)
Inventories	(451)	364
Other assets	(732)	651
Accounts payable	(3,892)	(869)
Accrued expenses and other liabilities	(540)	1,360
Net cash provided by operating activities	79,745	82,210
Investing Activities
Additions to property, plant and equipment, net	(32,578)	(30,952)
Proceeds from the sale of assets	997	300
Proceeds from the sale of investments	35	—
Net cash used for investing activities	(31,546)	(30,652)
Financing Activities
Payment of capital lease obligation	(344)	(685)
Repurchase and retirement of common stock	—	(9)
Dividends on common stock	(34,652)	(34,452)
Net cash used for financing activities	(34,996)	(35,146)
Net increase in cash and equivalents	13,203	16,412
Cash and equivalents at beginning of year	42,758	15,471
Cash and equivalents at end of period	$55,961	$31,883

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2010 and 2009.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of September 30, 2010, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2009, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on total stockholders equity, total revenue, income from operations or net income.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2.             Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements.  Certain disclosure requirements of ASU No. 2010-06 were effective beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010.  Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the Company’s financial condition, results of operations or cash flows.

3.             Prepaid expenses and other current assets

Prepaid and other current assets are as follows:

(In thousands)	September 30, 2010	December 31, 2009

Prepaid maintenance	$2,279	$3,152
Prepaid taxes	655	43
Deferred charges	1,003	718
Prepaid insurance	991	471
Prepaid expense - other	2,456	2,200
Current portion of derivative assets	33	—
Other current assets	23	55
Total	$7,440	$6,639

4.             Property, plant and equipment

Property, plant and equipment are as follows:

(In thousands)	September 30, 2010	December 31, 2009

Land and buildings	$66,138	$66,700
Network and outside plant facilities	856,881	833,879
Furniture, fixtures and equipment	80,806	80,315
Assets under capital lease	5,144	5,144
Less: accumulated depreciation	(661,274)	(617,141)
	347,695	368,897
Construction in progress	11,923	8,303
Total	$359,618	$377,200

Depreciation expense totaled $16.4 million and $15.8 million for the three months ended September 30, 2010 and 2009, respectively, and $48.3 million and $47.4 million for the nine months ended September 30, 2010 and 2009, respectively.

5.             Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  For the three month periods ended September 30, 2010 and 2009, we received cash distributions from these partnerships totaling $2.9 million and $3.0 million, respectively.  For the nine months ended September 30, 2010 and 2009, we received cash distributions from these partnerships totaling $8.9 million and $8.5 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania

RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  In addition, we have a 50% ownership interest in Boulevard Communications LLP, a competitive access provider in western Pennsylvania.  Because we have significant influence over the operating and financial policies of these four entities, we account for the investments using the equity method.  For the three months ended September 30, 2010 and 2009, we received cash distributions from these partnerships totaling $4.0 million and $2.8 million, respectively.  For the nine months ended September 30, 2010 and 2009, we received cash distributions from these partnerships totaling $11.5 million and $7.0 million, respectively.

Our investments are as follows:

(In thousands)	September 30, 2010	December 31, 2009

Cash surrender value of life insurance policies	$1,327	$1,797
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34%)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60%)	22,950	22,950
CoBank, ACB Stock	3,086	2,902
Other	25	60
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	18,989	19,080
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,149	7,301
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	22,990	23,049
Boulevard Communications, LLP (50% interest)	157	159
Total	$98,123	$98,748

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

The Company’s swap assets and liabilities measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	September 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$33	$—	$33	$—
Current interest rate swap liabilities	(10,176)	—	(10,176)	—
Long-term interest rate swap liabilities	(25,402)	—	(25,402)	—
Totals	$(35,545)	$—	$(35,545)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010			As of December 31, 2009
(In thousands)	Carrying Value	Fair Value		Carrying Value	Fair Value
Investments, equity basis	$49,285		(a)	$49,589		(a)
Investments, at cost	$47,511		(a)	$47,362		(a)
Long-term debt	$880,000	$880,000		$880,000	$880,000

(a)  The Company’s investments at September 30, 2010 and December 31, 2009 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods, and it is not practical to estimate a fair value for these non-publicly traded entities.

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

The following table presents the carrying amount of goodwill by segment:

(In thousands)	September 30, 2010	December 31, 2009

Telephone Operations	$519,541	$519,541
Other Operations	1,021	1,021
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the

Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $13.4 million at both September 30, 2010 and December 31, 2009.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Gross carrying amount	$193,124	$193,124	$11,712	$11,712
Less: accumulated amortization	(108,632)	(92,358)	(10,720)	(10,390)
Net carrying amount	$84,492	$100,766	$992	$1,322

Amortization associated with customer lists totaled approximately $5.5 million and $16.6 million in each of the three and nine month periods ended September 30, 2010 and 2009, respectively.

8.             Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	September 30, 2010	December 31, 2009

Deferred debt issuance costs, net	$5,494	$6,464
Other assets	529	169
Total	$6,023	$6,633

The remaining deferred debt issuance costs at September 30, 2010 of $5.5 million related to our secured credit facility will be amortized over the remaining life of 4.2 years, resulting in amortization expense of $1.3 million yearly unless the facility is extinguished earlier.

9.             Accrued Expenses

Accrued expenses are as follows:

(In thousands)	September 30, 2010	December 31, 2009

Salaries and employee benefits	$9,282	$11,727
Taxes payable	3,673	4,631
Accrued interest	180	1,177
Other accrued expenses	6,468	5,598
Total accrued expenses	$19,603	$23,133

10.          Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2010	December 31, 2009

Senior secured credit facility - revolving loan	$—	$—
Senior secured credit facility - term loan	880,000	880,000
Obligations under capital lease	—	344
	880,000	880,344
Less: current portion	—	(344)
Total long-term debt	$880,000	$880,000

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has outstanding a credit agreement with several financial institutions, which consists of a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit) and an $880 million term loan facility.  Borrowings under the credit agreement are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.  The term loan requires no principal reductions prior to maturity and thus matures in full on December 31, 2014.  The revolving credit facility matures on December 31, 2013.  There were no borrowings outstanding under the revolving credit facility as of September 30, 2010.

At our election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR.  As of September 30, 2010, the applicable margin for interest rates is 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans.  The applicable margin for our $880 million term loan is fixed for the duration of the loan.  The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid.  Based on our leverage ratio of 4.79:1 at September 30, 2010, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings for the three month period ending December 31, 2010.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.

The weighted-average interest rate incurred on our term loan facility during the three months ended September 30, 2010 and 2009, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.58% and 6.26% per annum, respectively.  The weighted-average interest rate incurred on our term loan facility during the nine months ended September 30, 2010 and 2009, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.59% and 6.28% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of September 30, 2010, we were in compliance with our credit agreement covenants.

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

We currently have in place interest rate swap agreements whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  We also have interest rate swap agreements whereby we make 3-month LIBOR-based payments, less a fixed percentage to a counterparty and receive 1-month LIBOR.  The combination effectively hedges the interest payments based on 1-month LIBOR resets on a portion of our credit facility.  The net effect of these swaps is that we pay a weighted-average fixed rate of 4.36% to our swap counterparties on $605 million of notional amount and receive 1-month LIBOR less a fixed percentage.  The weighted average fixed percentage received was 0.06% for the third quarter of 2010.

We also have in place $200 million notional amount of forward floating to fixed interest rate swap agreements that will become effective on December 31, 2010 and a $100 million notional amount forward fixed to floating interest rate swap agreement that becomes effective on September 30, 2011.  Under the forward swap agreements that become effective on December 31, 2010, we will make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  The December 2010 forward swap agreements have a maturity date of March 31, 2013.  For the swap agreement that becomes effective on September 30, 2011, we will make fixed payments to the swap counterparty at a weighted-average fixed rate of 1.65% and receive 1-month LIBOR.  The September 2011 forward swap agreement has a maturity date of September 30, 2013.

At September 30, 2010 and December 31, 2009, approximately 68.75% of our outstanding debt was fixed through the use of interest rate swaps.

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

We report the gross fair value of our derivatives in either Prepaid expenses and other current assets, Current portion of derivative liability or Other long-term liabilities on our Condensed Consolidated Balance Sheets.  The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under ASC 815:

	Fair Value
	September 30,	December 31,
(In thousands)	2010	2009

Prepaid expenses and other current assets	$33	$—
Current portion of derivative liability	(10,176)	(6,074)
Other long-term liabilities	(25,402)	(26,105)

Information regarding our cash flow hedge transactions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Loss/(gain) recognized in accumulated other comprehensive loss (“OCI”)	$1,677	$(225)	$3,508	$10,293
Loss/(Gain) arising from ineffectiveness increasing/(reducing) interest expense	$(62)	$7	$(142)	$(55)
Losses reclassed from OCI to interest expense	$1,037	$2,884	$3,953	$8,764

	September 30,
(In thousands)	2010	2009

Aggregate notional value of current derivatives outstanding	$605,000	$680,000
Aggregate notional value of forward derivatives outstanding	$300,000	$—
Period through which derivative positions currently exist	September 2013	March 2013
Loss in fair value of derivatives	$35,545	$37,559
Deferred losses included in OCI (pretax)	$35,399	$37,219
Losses included in OCI to be recognized in the next 12 months	$1,990	$6,239
Number of months over which loss in OCI is to be recognized	30	42

12.          Interest Expense, Net

The following table summarizes interest expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Interest expense — credit facility	$6,325	$6,272	$18,574	$19,266
Payments on swap liabilities, net	6,264	7,833	18,727	22,685
Other interest	165	280	653	697
Amortization of deferred financing fees	323	323	970	970
Uncertain tax position interest accrual	(1,265)	109	(1,037)	322
Capitalized interest	(48)	(32)	(133)	(99)
Total interest expense	11,764	14,785	37,754	43,841
Less: interest income	(41)	(10)	(79)	(47)
Total interest expense, net	$11,723	$14,775	$37,675	$43,794

For the three and nine month periods ended September 30, 2010, we reversed a net $1.3 million and $1.0 million, respectively, of accrued interest as a result of a change in our uncertain tax liabilities for which the statue of limitations expired on September 30, 2010.

13.          Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  We recognized expense with respect to these plans of $0.6 million for each of the three month periods ended September 30, 2010 and 2009, and $1.9 and $2.0 million for the nine month periods ended September 30, 2010 and 2009, respectively.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Service cost	$475	$527	$1,409	$1,582
Interest cost	2,799	2,775	8,367	8,325
Expected return on plan assets	(2,544)	(2,355)	(7,636)	(7,066)
Net amortization loss	211	668	590	2,005
Prior service credit amortization	(11)	(10)	(33)	(32)
Net periodic pension cost	$930	$1,605	$2,697	$4,814

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

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Service cost	$—	$—	$—	$—
Interest cost	14	14	44	42
Net amortization loss	8	8	23	24
Net periodic pension cost	$22	$22	$67	$66

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for the three month periods ended September 30, 2010 and 2009 and $0.4 million for the nine month periods ended September 30, 2010 and 2009.  The net present value of the remaining obligations was approximately $2.9 million at September 30, 2010 and $3.1 million at December 31, 2009, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We did not recognize any proceeds in other income for the three or nine month periods ended September 30, 2010 or 2009 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.3 million at September 30, 2010 and $1.8 million at December 31, 2009.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

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

The following table summarizes the components of the net periodic costs for postretirement benefits for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Service cost	$206	$177	$618	$610
Interest cost	530	450	1,591	1,609
Net prior service cost amortization	(112)	(240)	(336)	(722)
Net amortization gain	—	(5)	—	(16)
Net periodic postretirement benefit cost	$624	$382	$1,873	$1,481

In March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”).  Based on our analyses to date, we do not currently believe the provisions within the Acts will result in a material remeasurement of our postretirement health care liabilities.  We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.  The actual extent of impact cannot be actuarially determined until related regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Provisions within the Acts which may cause financial impacts to our postretirement health care liabilities that are possible, but not currently determinable, include application of the excise tax on high-cost employer coverage.  We do not expect the other provisions within the Acts to materially impact our postretirement health care liabilities or results of operations.

15.          Other Long-Term Liabilities

Other long-term liabilities are as follows:

(In thousands)	September 30, 2010	December 31, 2009

Long-term derivative liabilities	$25,402	$26,105
Uncertain tax positions	1,475	5,638
Accrued interest on uncertain tax positions	38	1,061
Other long-term liabilities	577	635
Total	$27,492	$33,439

16.          Stock-based Compensation Plans

Pretax stock-based compensation expense for the three and nine month periods ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Restricted stock	$338	$275	$1,015	$826
Performance shares	283	226	725	608
Total	$621	$501	$1,740	$1,434

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of September 30, 2010, we had not yet recognized compensation expense on the following non-vested awards.

(Dollars in thousands)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$2,072	1.3
Performance shares	1,425	1.0
Total	$3,497	1.2

The following table summarizes unvested restricted stock awards outstanding and changes during the nine month periods ended September 30:

	2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding — January 1	82,375	$12.08	74,391	$16.62
Shares granted	115,949	18.65	96,447	9.05
Shares vested	(3,000)	13.00	(6,000)	13.45
Shares cancelled	(2,875)	14.24	(2,375)	13.04
Non-vested restricted shares outstanding — September 30	192,449	$15.99	162,463	$12.30

(1)    Represents the weighted—average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the nine month periods ended September 30:

	2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding — January 1	46,578	$11.72	31,137	$15.68
Shares granted	98,002	18.65	61,544	9.05
Shares vested	—	—	(1,202)	13.42
Shares cancelled	(3,070)	15.75	(864)	12.09
Non-vested performance shares outstanding — September 30	141,510	$16.43	90,615	$11.24

(1)   Represents the weighted—average fair value on date of grant.

17.          Income Taxes

During the nine months ended September 30, 2010, we recorded a net decrease of $4.6 million to our liability for uncertain tax positions which reduced our tax expense for the year to date period.  The net decrease included a decrease of $5.4 million due to the expiration of the federal statute of limitations and an increase of $0.8 million related to 2009 state income tax filings.  As of September 30, 2010 and December 31, 2009, we had recorded $1.1 million and $5.7 million, respectively, of uncertain tax positions.  The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate is $1.1 million.  We do not expect any changes in our uncertain tax positions during the remainder of 2010.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  During the nine months ended September 30, 2010, we recorded a net decrease to interest expense of $1.0 million related to uncertain tax positions.  This net decrease included a decrease of $1.4 million in interest expense due to the expiration of the federal statute of limitations in the third quarter of 2010 and an increase to interest expense of $0.4 million during the year related to the current year accrual of interest on our uncertain tax positions.  At September 30, 2010, we had recorded $38 thousand of interest and penalties relating to uncertain tax positions, of which $15 thousand was recorded during the nine months ended September 30, 2010.

The only periods subject to examination for our federal returns are years 2007 through 2009.  The periods subject to examination for our state returns are years 2006 through 2009.  We are currently under examination by state tax authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

Our effective tax rate was (9.61)% and 25.5% for the three months ended September 30, 2010 and 2009, respectively and 21.1% and 35.1%, for the nine months ended September 30, 2010 and 2009, respectively.  Our effective tax rate is lower in 2010 due primarily to the reversal of the net $4.6 million in uncertain tax positions.  Our effective tax rates differ from the federal and state statutory rates primarily due to state tax planning and the changes to our state tax reporting structure resulting from the completion of internal restructuring and related intercompany agreements.

We filed 2009 tax returns for the Consolidated Communications Holdings, Inc. consolidated filing group and East Texas Fiber Line during the third quarter of 2010.  We filed 2008 tax returns for the Consolidated Communications Holding, Inc. consolidated filing group and East Texas Fiber Line during the third quarter of 2009.  We recognized approximately $0.3 million of tax benefit in the third quarter of 2010 to adjust our 2009 provision to match our 2009 returns, and $0.9 million of tax benefit in the third quarter of 2009 to adjust our 2008 provision to match our 2008 returns.

18.                               Accumulated Other Comprehensive Loss,

Accumulated other comprehensive loss is comprised of the following components at September 30, 2010 and December 31, 2009:

(In thousands)	2010	2009

Fair value of cash flow hedges	$(35,399)	$(31,891)
Prior service credits and net losses on postretirement plans	(23,985)	(24,229)
	(59,384)	(56,120)
Deferred taxes	21,776	20,580
Totals	$(37,608)	$(35,540)

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Net income	$11,967	$7,283	$26,192	$18,639
Other comprehensive loss:
Prior service cost and net loss, net of tax	61	259	156	780
Change in fair value of cash flow hedges, net of tax	(1,061)	(143)	(2,224)	6,540
Total comprehensive income	10,967	7,399	24,124	25,959
Less: comprehensive income attributable to noncontrolling interest	130	226	385	769
Comprehensive income attributable to common stockholders	$10,837	$7,173	$23,739	$25,190

19.                               Environmental Remediation Liabilities

Environmental remediation liabilities were $0.3 million at September 30, 2010 and December 31, 2009, and are included in other liabilities.  These liabilities, which relate to anticipated remediation and monitoring costs, are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

20.                               Litigation and Contingencies

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

21.                               Net Income per Common Share

The following illustrates the earnings allocation method as required by the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share which we utilize in the calculation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Basic Earnings Per Share Using Two-class Method:
Net income	$11,967	$7,283	$26,192	$18,639
Less: net income attributable to noncontrolling interest	130	226	385	769
Net income attributable to common shareholders before allocation of earnings to participating securities	11,837	7,057	25,807	17,870
Less: earnings allocated to participating securities	124	90	305	271
Net income attributable to common stockholders	$11,713	$6,967	$25,502	$17,599

Weighted-average number of common shares outstanding	29,483	29,389	29,483	29,388

Net income per common share attributable to common stockholders - basic	$0.40	$0.24	$0.86	$0.60

Diluted Earnings Per Share Using Two-class Method:
Net income	$11,967	$7,283	$26,192	$18,639
Less: net income attributable to noncontrolling interest	130	226	385	769
Net income attributable to common shareholders before allocation of earnings to participating securities	11,837	7,057	25,807	17,870
Less: earnings allocated to participating securities	124	90	305	271
Net income attributable to common stockholders	$11,713	$6,967	$25,502	$17,599

Weighted-average number of common shares outstanding	29,483	29,389	29,483	29,388

Net income per common share attributable to common stockholders - diluted	$0.40	$0.24	$0.86	$0.60

We had additional potential dilutive securities including unvested restricted shares and performance shares outstanding representing 0.3 million common shares that were not included in the computation of potentially dilutive securities at either September 30, 2010 and 2009, because they were anti-dilutive or the achievement of performance conditions had not been met at the end of the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Telephone operations	$87,297	$91,279	$263,793	$274,117
Other operations	8,279	10,311	25,822	31,225
Total net revenue	95,576	101,590	289,615	305,342

Operating expense — telephone operations	50,293	52,128	150,057	158,538
Operating expense — other operations	7,764	9,623	23,782	29,385
Total operating expense	58,057	61,751	173,839	187,923

Depreciation and amortization — telephone operations	21,687	21,043	64,260	63,071
Depreciation and amortization — other operations	231	298	660	927
Total depreciation expense	21,918	21,341	64,920	63,998

Operating income — telephone operations	15,317	18,108	49,476	52,508
Operating income - other operations	284	390	1,380	913
Total operating income	15,601	18,498	50,856	53,421

Interest expense, net	(11,723)	(14,775)	(37,675)	(43,794)
Investment income	6,830	6,237	20,268	18,046
Other, net	210	(183)	(242)	1,032
Income before income taxes	$10,918	$9,777	$33,207	$28,705

Capital expenditures:
Telephone operations	$10,735	$10,497	$32,479	$30,802
Other operations	19	80	95	150
Total	$10,754	$10,577	$32,574	$30,952

	September 30,	December 31,
(In thousands)	2010	2009

Goodwill:
Telephone operations	$519,541	$519,541
Other operations	1,021	1,021
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,198,837	$1,214,329
Other operations	9,223	12,278
Total	$1,208,060	$1,226,607

(1)  Included within the telephone operations segment assets are our equity method investments totaling $49.3 million and $49.6 million at September 30, 2010 and December 31, 2009, respectively.

23.          Subsequent Events

On October 21, 2010, our employees belonging to the Communications Workers of America Local 6218 approved a new three year contract with the Company, effective as of October 16, 2010 and expiring on October 15, 2013, which covers 180 bargained for employees at our Lufkin, TX and Conroe, TX locations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three month and nine month periods ended September 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

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

Executive Summary

We generated net income attributable to common stockholders of $11.8 million, or $0.40 per diluted share in the third of quarter of 2010, as compared to net income attributable to common stockholders of $7.1 million, or $0.24 per diluted share, in the third quarter of 2009.  Net income in the third quarter of 2010 benefited primarily from a reduction in both income tax and interest expense due to the reversal of tax liabilities previously recorded on uncertain tax positions.  The statute of limitations for these uncertain tax positions expired on September 30, 2010.  Interest expense in the third quarter of 2010 was also lower as a result of the expiration of fixed interest rate swaps in 2009.  We also benefited in the third quarter of 2010 from lower selling, general and administrative costs and improved earnings from our wireless partnerships.  Higher depreciation expense in the third quarter of 2010 as compared to 2009 also impacted results.  Operating expenses declined principally due to lower pension expense and professional fees, and lower integration and restructuring costs.  The operating expense reductions were offset somewhat by higher video equipment and programming costs.  Operating expenses in the third quarter of 2009 included $1.4 million of integration and restructuring expense for which we are receiving cost savings on an ongoing basis.

Revenue in the third quarter of 2010 decreased to $95.6 million as compared to $101.6 million in the third quarter of 2009.  Decreased revenue in the third quarter of 2010 resulted primarily from the sale of our telemarketing business in the first quarter of 2010, along with local access line loss, reduced subsidy payments and lower operator services revenue.  These were partially offset by increases in DSL and IPTV subscriptions and increased revenue in our public services business.

For the first nine months of 2010, net income attributable to common stockholders totaled $25.8 million, or $0.86 per diluted share, as compared to $17.9 million, or $0.60 per diluted share, in the first nine months of 2009.  Net income in the first nine months of 2010 benefited from lower tax and interest expense as a result of the reversal of liabilities for uncertain tax positions, increased earnings from our wireless partnerships, significantly lower operating expenses and lower interest costs as a result of interest rate swaps expiring in the second half of 2009.  These were offset by higher depreciation expense.  Operating expenses in the first nine months of 2009 also included $5.4 million of integration and restructuring expense.

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

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 239,695, 247,235 and 250,370 local access lines, respectively, in service as of September 30, 2010, December 31, 2009 and September 30, 2009.

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

As of September 30, 2010, IPTV was available to approximately 203,000 homes in our markets.  Our IPTV subscriber base continues to grow and totaled 27,953, 23,127 and 21,518 subscribers at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 104,933, 100,122 and 97,750 DSL lines in service as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  Currently, over 95% of our rural telephone companies’ local access lines are DSL-capable.

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

•                  The cost of transport and termination of long-distance and private lines outside our rural telephone companies’ service area; and

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

Our operating support and back-office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations.  We have migrated most key business processes onto a single company-wide system and platform.  We hope to improve profitability by reducing individual company costs through centralizing, standardizing, and sharing best practices.  We incurred $5.4 million of integration and restructuring expenses as expected during the first nine months of 2009.

Depreciation and amortization expenses.  The provision for depreciation on property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	18 - 40
Network and outside plant facilities	3 - 50
Furniture, fixtures and equipment	3 - 15
Capital Leases	11

Amortization expenses are recognized primarily on our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at September 30, 2010 is being amortized at a remaining weighted-average life of approximately 3.0 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The results of operations discussed below reflect our consolidated results.

For the Three Months Ended September 30, 2010 Compared to September 30, 2009

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended September 30, 2010 and 2009:

	2010		2009
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$22.7	23.7	$24.3	23.9
Network access services	19.9	20.8	20.9	20.6
Subsidies	12.7	13.3	14.5	14.3
Long-distance services	4.4	4.6	4.9	4.8
Data and Internet services	19.3	20.2	17.4	17.1
Other services	8.3	8.7	9.3	9.2
Total telephone operations	87.3	91.3	91.3	89.9
Other operations	8.3	8.7	10.3	10.1

Total operating revenue	95.6	100.0	101.6	100.0

Expenses
Telephone operations	50.3	52.6	52.2	51.4
Other operations	7.8	8.2	9.6	9.4
Depreciation and amortization	21.9	22.9	21.3	21.0
Total operating expense	80.0	83.7	83.1	81.8

Income from operations	15.6	16.3	18.5	18.2

Interest expense, net	(11.7)	(12.2)	(14.8)	(14.6)
Other income	7.0	7.4	6.1	6.1
Income tax benefit/(expense)	1.0	1.0	(2.5)	(2.5)

Net income	11.9	12.4	7.3	7.2
Net income attributable to noncontrolling interest	0.1	0.1	0.2	0.2

Net income attributable to common stockholders	$11.8	12.3	$7.1	7.0

Revenue

Revenue in the three month period ended September 30, 2010 declined by $6.0 million, or 5.9%, to $95.6 million from $101.6 million in the three month period ended September 30, 2009.  Overall, the decline in revenue was principally the result of our exit of the telemarketing business in the first quarter of 2010 which had little to no impact on earnings, a decrease in subsidy revenue caused by a change to the national average cost per loop component of the federal high cost fund, and by a reduction in the number of access lines which reduced revenue for local calling services, network access services and long-distance, all partially offset by revenue gains in our DSL and IPTV products.

Access line loss has slowed in 2010 while the growth in the number of broadband connections continues to outpace the decline in access lines.  VOIP, DSL and IPTV connections all increased during the third quarter 2010 as compared to 2009.  Connections by type are as follows:

	September 30,
	2010	2009

Residential access lines in service	141,980	148,857
Business access lines in service	97,715	101,513
Total local access lines in service	239,695	250,370

IPTV subscribers	27,953	21,518
ILEC DSL subscribers	104,933	97,750
Total broadband connections	132,886	119,268

VOIP subscribers	8,770	8,562
CLEC access line equivalents (1)	73,313	71,723

Total connections	454,664	449,923

Long-distance lines (2)	172,030	166,859
Dial-up subscribers	1,559	3,017

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

Telephone Operations Revenue

Local calling services revenue decreased by $1.6 million, or 6.6%, to $22.7 million in the third quarter of 2010 compared to $24.3 million in the third quarter of 2009.  The decrease is primarily due to a decline in local line revenue caused by lower access lines.  We continue to see access line loss moderating.

Network access services revenue decreased by $1.0 million, or 4.8%, to $19.9 million in the third quarter of 2010 compared to $20.9 million in the third quarter of 2009.  The decrease is primarily due to a decline in switched access minutes of use, and to a lesser extent, a decline in subscriber line charge revenue as a result of access line loss.

Subsidy revenue decreased by $1.8 million, or 12.4%, to $12.7 million in the third quarter of 2010 compared to $14.5 million in the third quarter of 2009.  The decrease is principally the result of a change to the national average cost per loop component of the federal high cost fund along with a decline in interstate common line revenue.

Long-distance services revenue decreased by $0.5 million, or 10.2%, to $4.4 million in the third quarter of 2010 as compared to $4.9 million in the third quarter of 2009.  The decrease is primarily due to a decline in billable minutes as a result of unlimited long-distance plans.

Data and Internet revenue increased by $1.9 million, or 10.9%, to $19.3 million in the third quarter of 2010 as compared to $17.4 million in the third quarter of 2009.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue declined by $1.0 million, or 10.8%, to $8.3 million in the third quarter of 2010 as compared to $9.3 million in the third quarter of 2009.  The decrease is primarily due to a decrease in transport revenues.

Other Operations Revenue

Other Operations revenue decreased by $2.0 million, or 19.4%, to $8.3 million in the third quarter of 2010 as compared to $10.3 million in the third quarter of 2009.  Declines in revenue resulting from the sale of our telemarketing business and from a decrease in incoming calls in our operator services business were offset by increases in our prison systems business and from our equipment sales and installation business.

Operating Expenses

Operating expenses decreased in the third quarter of 2010 by $3.7 million, or 6.0%, to $58.1 million as compared to $61.8 million in the third quarter of 2009 as a result of management’s continued focus on cost control.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $1.9 million, or 3.6%, to $50.3 million in the third quarter of 2010 as compared to $52.2 million in the third quarter of 2009.  The decrease in Telephone Operations operating expenses was principally driven by reduced professional fees and lower SG&A taxes, along with lower integration and restructuring costs.  These were offset somewhat by higher video equipment and programming fees, higher interconnection costs and an increase in our provision for bad debt.  In 2009, we incurred $1.4 million in integration and restructuring charges during the third quarter.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $1.8 million, or 18.8%, to $7.8 million in the third quarter of 2010 as compared to $9.6 million in the third quarter of 2009.  Operating expenses in our Other Operations Segment declined as a result of lower costs (including lower salaries and benefits) related to the disposition of our telemarketing business during the first quarter of 2010 offset somewhat by higher commissions in our public services business and higher cost of sales in our equipment and installation business as a result of higher sales.

Depreciation and Amortization

Depreciation and amortization expense totaled $21.9 million during the third quarter of 2010, as compared to $21.3 million in the third quarter of 2009.  Depreciation and amortization expense increased period over period primarily due to increased spending on video equipment which has a relatively shorter depreciation life.

Interest Expense, Net

Interest expense, net of interest income, declined by $3.1 million, or 20.9%, to $11.7 million for the third quarter of 2010 as compared to $14.8 million in the third quarter of 2009.  Interest expense in the third quarter of 2010 declined primarily as a result of the reversal of a net $1.3 million of interest expense related to uncertain tax positions for which the statute of limitations expired on September 30, 2010.  Interest expense during the third quarter of 2010 also benefited from the expiration of $135 million of floating to fixed interest rate swaps during the second half of 2009, as the fixed rates paid on the swaps were at a significantly higher rate than the LIBOR rates we received in return.

Other Income (Expense)

Other income increased $0.9 million to $7.0 million in the third quarter of 2010 compared to $6.1 million in the third quarter of 2009.  The increase was principally the result of improved earnings from our wireless partnership interests.

Income Taxes

Our provision for income taxes was a $1.0 million benefit in 2010 as compared to $2.5 million in income tax expense in 2009.  Our effective rate was (9.6)% for the third quarter of 2010 as compared to 25.5% for the third quarter of 2009.  During the third quarter of 2010, we recognized a net decrease of $4.6 million to our liability for uncertain tax positions which reduced our tax expense for the period by a corresponding amount.  The net decrease included a decrease of $5.4 million due to the expiration of the federal statute of limitations and an increase of $0.8 million related to 2009 state income tax filings.  We also recognized approximately $0.3 million as a tax benefit in the third quarter of 2010 to adjust our 2009 provision to match our 2009 returns versus $0.9 million of tax benefit in the third quarter of 2009 to adjust our 2008 provision to match our 2008 returns.  Exclusive of these adjustments, our effective tax rate for the third quarter of 2010 and 2009 would have been approximately 35.3% and 34.6%, respectively.  Our effective tax rates differ from the federal and state statutory rates primarily due to state tax planning and the changes to our state tax reporting structure resulting from the completion of internal restructuring and related intercompany agreements.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest was $0.1 million in the third quarter of 2010 versus $0.2 million in the third quarter of 2009.

For the Nine Months Ended September 30, 2010 Compared to September 30, 2009

The following summarizes our revenues and operating expenses on a consolidated basis for the nine months ended September 30, 2010 and 2009:

	2010		2009
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$69.7	24.1	$73.3	24.0
Network access services	62.0	21.4	65.0	21.3
Subsidies	36.7	12.7	42.0	13.8
Long-distance services	13.8	4.8	15.8	5.2
Data and Internet services	56.0	19.3	50.5	16.5
Other services	25.6	8.8	27.5	9.0
Total telephone operations	263.8	91.1	274.1	89.8
Other operations	25.8	8.9	31.2	10.2

Total operating revenue	289.6	100.0	305.3	100.0

Expenses
Telephone operations	150.1	51.8	158.5	51.9
Other operations	23.8	8.2	29.4	9.6
Depreciation and amortization	64.9	22.4	64.0	21.0
Total operating expense	238.8	82.5	251.9	82.5

Income from operations	50.8	17.5	53.4	17.5

Interest expense, net	(37.6)	(13.0)	(43.7)	(14.3)
Other income	20.0	6.9	19.1	6.3
Income tax expense	(7.0)	(2.4)	(10.1)	(3.4)

Net income	26.2	9.0	18.7	6.1
Net income attributable to noncontrolling interest	0.4	0.1	0.8	0.2

Net income attributable to common stockholders	$25.8	8.9	$17.9	5.9

Revenue

Revenue in the first nine months of 2010 declined by $15.7 million, or 5.1%, to $289.6 million from $305.3 million in the first nine months of 2009.  Overall, the decline in revenue was the result of our exit from the telemarketing business which occurred during the first quarter of 2010, and from declines in revenue associated with our traditional wireline telephone business including: local calling services, network access, subsidy payments and long-distance services.  Declines in local access lines are being replaced by increases in broadband connections.  VOIP, DSL and IPTV connections all increased during the first nine months of 2010 as compared to 2009.

Telephone Operations Revenue

Local calling services revenue decreased by $3.6 million, or 4.9%, to $69.7 million in the first nine months of 2010 compared to $73.3 million in the first nine months of 2009.  The decrease is primarily due a decline in local line revenues as a result of the decline in local access lines.  We continue to see lower line losses in 2010 as compared to 2009.

Network access services revenue decreased by $3.0 million, or 4.6%, to $62.0 million in the first nine months of 2010 compared to $65.0 million in the first nine months of 2009.  The decrease is primarily due to a decline in switched access minutes of use, and to a lesser extent, a decline in special access revenue.  These decreases were partially offset by higher universal service charge revenues billed to customers.

Subsidy revenue decreased by $5.3 million, or 12.6%, to $36.7 million in the first nine months of 2010 compared to $42.0 million in the first nine months of 2009.  The decrease is principally the result of a change in the national average cost per loop component of the federal high cost fund, along with a decline in interstate common line revenue.

Long-distance services revenue decreased by $2.0 million, or 12.7%, to $13.8 million in the first nine months of 2010 as compared to $15.8 million in the first nine months of 2009.  The decrease is primarily due to a decline in billable minutes, primarily due to unlimited long-distance plans.

Data and Internet revenue increased by $5.5 million, or 10.9%, to $56.0 million in the first nine months of 2010 as compared to $50.5 million in the first nine months of 2009.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue decreased $1.9 million, or 6.9%, to $25.6 million in the first nine months of 2010 as compared to $27.5 million in the first nine months of 2009.  The decrease was primarily the result of decreases in transport and directory service revenues.

Other Operations Revenue

Other Operations revenue decreased by $5.4 million, or 17.3%, to $25.8 million in the first nine months of 2010 as compared to $31.2 million in the first nine months of 2009.  The decline in revenue principally resulted from the sale of our telemarketing business in the first quarter of 2010.  This decline was partially offset by increases in revenue from our public services and equipment sales and installation businesses.

Operating Expenses

Operating expenses decreased in the first nine months of 2010 by $14.0 million, or 7.5%, to $173.9 million as compared to $187.9 million in the first nine months of 2009 as a result of management’s continued focus on cost control..  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $8.4 million, or 5.3%, to $150.1 million in the first nine months of 2010 as compared to $158.5 million in the first nine months of 2009.  The decrease in Telephone Operations operating expenses was principally driven by lower salary and benefit expense, lower pension expense and professional fees, along with lower integration and restructuring costs.  These were offset somewhat by higher video equipment and programming fees, and interconnection charges.  During the first nine months of 2009, we incurred $5.4 million in integration and restructuring charges that has resulted in ongoing cost savings.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $5.6 million, or 19.0%, to $23.8 million in the first nine months of 2010 as compared to $29.4 million in the first nine months of 2009.  Operating expenses in our Other Operations segment declined primarily as a result of lower costs related to the disposition of our telemarketing business during the first quarter of 2010 offset somewhat by higher commissions for our public services business as a result of higher sales.

Depreciation and Amortization

Depreciation and amortization expense totaled $64.9 million for the first nine months of 2010 as compared to $64.0 million for the first nine months of 2009.  The increase in depreciation and amortization expense was primarily due to increased spending on video equipment which has a relatively shorter depreciation period.

Interest Expense, Net

Interest expense, net of interest income, declined by $6.1 million, or 14.0%, to $37.6 million in the first nine months of 2010 as compared to $43.7 million in the first nine months of 2009.  Interest expense in the first nine months of 2010 benefited from a net $1.0 million reversal of previously accrued interest related to uncertain tax positions and from the expiration of $135 million of floating to fixed interest rate swaps during the second half of 2009, as the fixed rates paid on the swaps were at a significantly higher rate than the LIBOR rates we received in return.

Other Income (Expense)

Other income was $20.0 million during the first nine months of 2010 as compared to $19.1 million during the first nine months of 2009.  Other income in 2010 was affected positively by improved earnings from our wireless partnership interests and negatively by a loss on the sale of real estate.  Other income in 2009 was positively affected by the settlement of a dispute with Verizon.

Income Taxes

Our provision for income taxes was $7.0 million for the first nine months of 2010 compared to $10.1 million for the first nine months of 2009.  Our effective tax rate was 21.1% for the nine months ended September 30, 2010 compared to 35.1% for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we recognized a net decrease of $4.6 million to our liability for uncertain tax positions which reduced our tax expense for the year to date period by a corresponding amount.  The net decrease included a decrease of $5.4 million due to the expiration of the federal statute of limitations and an increase of $0.8 million related to 2009 state income tax filings.  We also recognized approximately $0.3 million of tax benefit during the nine months ended September 30, 2010 to adjust our 2009 provision to match our 2009 returns versus $0.9 million of tax benefit in the nine months ended September 30, 2009 to adjust our 2008 provision to match our 2008 returns.  Exclusive of these adjustments, our effective tax rate for the nine months ended September 30, 2010 and 2009 would have been approximately 35.9% and 38.2%, respectively.  Our effective tax rates differ from the federal and state statutory rates primarily due to state tax planning and the changes to our state tax reporting structure resulting from the completion of internal restructuring and related intercompany agreements.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.4 million in the first nine months of 2010 versus $0.8 million in the first nine months of 2009.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) declined period over period.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information concerning our financial condition.

(Dollars in thousands)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$55,961	$42,758
Working capital	49,113	30,488
Total debt	880,000	880,344
Current ratio	1.65	1.39

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the fourth quarter of 2010 will arise primarily from: (i) dividend payments of between $11.5 million and $12.0 million; (ii) interest payments on our indebtedness of between $12.0 million and $13.0 million; (iii) capital expenditures of between $8.5 million and $9.5 million; (iv) cash income tax payments; (v) pension, 401(k) and other post retirement contributions of approximately $1.2 million; and (vi) certain other costs.  In addition, we may use cash and incur additional debt to fund selective acquisitions.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Sources of Liquidity

Our current principal sources of liquidity are cash and cash equivalents, cash available under our secured revolving credit facility, and cash provided by operations.

Cash and cash equivalents.  For the first nine months of 2010, cash and cash equivalents increased by $13.2 million.

Cash provided by operations.  Net cash provided by operating activities in the first nine months of 2010 was $79.7 million, as compared to cash provided by operating activities of $82.2 million in the first nine months of 2009.  Cash provided by operations in 2010 decreased primarily as a result of month end timing of accounts payable payments from year to year and from an increase in tax payments, offset partially by reduced payments to our pension plans.

Cash available under our secured revolving credit facility.  At September 30, 2010, we had no borrowings outstanding under our secured revolving credit facility and $50 million of availability.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  We used $11.6 million and $11.5 million of cash to make dividend payments to shareholders during the third quarter of 2010 and 2009, respectively.  We used $34.7 million and $34.5 million of cash to make dividend payments to shareholders during the first nine months of 2010 and 2009, respectively.  Our current quarterly dividend rate is approximately $0.38 per share.

Interest and other payments related to outstanding debt.  During the third quarter of 2010, we used $12.7 million of cash to make required interest payments on our outstanding debt.  We also used $0.1 million of cash in the first quarter of 2010 to reduce our capital lease obligations.  For the first nine months of 2010, we used $37.5 million of cash to make required interest payments on our outstanding debt and $0.3 million of cash on our capital lease obligations.

Pension and postretirement obligations.  In the first nine months of 2010, we used $4.2 million of cash to fund pension, 401(k) and other postretirement obligations.

Capital expenditures.  We spent approximately $10.8 million in the third quarter of 2010 on capital projects, and $32.6 million for the first nine months of 2010.

Debt

The following table summarizes our indebtedness as of September 30, 2010:

(In thousands)	Balance	Maturity Date	Rate (1)

Revolving credit facility	$—	December 31, 2013	LIBOR plus 2.75%
Term loan	$880,000	December 31, 2014	LIBOR plus 2.50%

(1)          As of September 30, 2010, the 1-month LIBOR rate in effect on our borrowings was 0.26%.

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

As of September 30, 2010, we had no borrowings outstanding under the revolving credit facility.  Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR.  As of September 30, 2010, the applicable margin for interest rates is 2.50% per year for the LIBOR-based term loan and 2.75% for the revolving credit facility.  The applicable margin for alternative base rate loans is 1.50% per year for the term loan and 1.75% for the revolving credit facility.  For the quarter ended September 30, 2010, the weighted-average interest rate incurred on our term loan facility, including payments made under our interest rate swap agreement, was 5.58% per annum.  For the nine months ended September 30, 2010, the weighted-average interest rate incurred on our term loan facility, including payments made under our interest rate swap agreement, was 5.59% per annum.

Derivative Instruments

As of September 30, 2010, we had $605 million notional amount of floating to fixed interest rate swap agreements outstanding and $605 million notional amount of basis swaps outstanding.  Under the floating to fixed swap agreements, we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  Under the basis swaps, we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR.  Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

We also have in place $200 million notional amount of forward floating to fixed interest rate swap agreements that will become effective on December 31, 2010 and a $100 million notional amount forward fixed to floating interest rate swap agreement that becomes effective on September 30, 2011.  Under the forward swap agreements that become effective on December 31, 2010, we will make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  The December 2010 forward swap agreements have a maturity date of March 31, 2013.  For the swap agreement that becomes effective on September 30, 2011, we will make fixed payments to the swap counterparty at a weighted-average fixed rate of 1.65% and receive 1-month LIBOR.  The September 2011 forward swap agreement has a maturity date of September 30, 2013.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through September 30, 2010, and after taking into consideration dividend payments (including the $11.6 million dividend declared in August 2010 and paid on November 1, 2010), we continue to have $125.9 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00.  As of September 30, 2010, our total net leverage ratio was 4.79:1.00 and our interest coverage ratio was 3.59:1.00.

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

We believe that our dividend policy will limit, but not preclude, our ability to grow.  If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash, and expect to seek refinancing, to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.  In addition, because we expect a significant portion of cash available will be distributed to holders of common stock under our dividend policy, our ability to pursue any material expansion of our business will depend more than it otherwise would on our ability to obtain third-party financing.

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of September 30, 2010, we had approximately $2.1 million of these bonds outstanding.

Subsequent Events

On October 21, 2010, our employees belonging to the Communications Workers of America Local 6218 approved a new three year contract with the Company, effective as of October 16, 2010 and expiring on October 15, 2013, which covers 180 bargained for employees at our Lufkin, TX and Conroe, TX locations.

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

During the first nine months of 2010, the interest rate on approximately $275.0 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.   If market interest rates changed by 1.0% from the average rates that prevailed during the first nine months of this year, interest expense would have increased or decreased by approximately $2.1 million for this nine month period.

As of September 30, 2010, the fair value of our interest rate swap agreements amounted to a liability of $22.5 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30,

2010.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

November 5, 2010	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2010	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)