Form 10-K
period 2010-12-31
Consolidated Communications Holdings, Inc.
filed 2011-03-04
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[Mark One]

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $422,375,319 based upon the closing price of the Common Stock reported for such date on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 3, 2011
Common Stock, $0.01 par value	29,763,122 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders to be held on May 3, 2011 are incorporated by reference into Part III.

FORM 10-K

YEAR ENDED DECEMBER 31, 2010

Acronyms Used in this Annual Report on Form 10-K

CLEC	Competitive local exchange carrier
DSL	Digital subscriber line
EBITDA	Earnings before interest, taxes, depreciation and amortization
ETFL	East Texas Fiber Line, Inc.
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
GAAP	Generally accepted accounting principles
ICC	Illinois Commerce Commission
ICTC	Illinois Consolidated Telephone Company
ILEC	Incumbent local exchange carrier
IP	Internet protocol
IPO	Initial public offering
IPTV	Internet protocol digital television
ISP	Internet service provider
LIBOR	London interbank offer rate
NECA	National Exchange Carrier Association
NOL	Net operating loss
PAPUC	Pennsylvania Public Utility Commission
PAUSF	Pennsylvania Universal Service Fund
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utilities Regulatory Act
RLEC	Rural local exchange carrier
SFAS	Statement of Financial Accounting Standards
SONET	Synchronous Optical Network
TXUCV	TXU Communications Ventures Company
UNE	Unbundled network element
UNE-P	Unbundled network element platform
VOIP	Voice over Internet Protocol

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

Please see Part I—Item 1A—“Risk Factors” of this report, as well as this report generally and the other documents that we file with the SEC from time to time, for important factors that could cause our actual results to differ from current expectations and from the forward-looking statements discussed in this report.

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

PART I

Item 1.   Business

General

Consolidated Communications Holdings, Inc. and its subsidiaries, (“Consolidated”, the “Company”, “we”, “our” or “us”) operates its businesses under the name Consolidated Communications.  We are an established rural local exchange carrier (“RLEC”) offering a wide range of telecommunications services to residential and business customers in Illinois, Texas and Pennsylvania including: local and long-distance service; high-speed broadband Internet access (“DSL”); standard and high-definition digital television (“IPTV”); digital telephone service (“VOIP”); custom calling features; private line services; carrier access services; network capacity services over our regional fiber optic network; directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  At December 31, 2010, we had 237,141 local access lines, 106,387 DSL lines, 29,236 IPTV subscribers and an estimated 81,090 CLEC access line equivalents.

We also operate two non-core complementary businesses:  telephone services to correctional facilities and equipment sales.

Founded in 1894 as the Mattoon Telephone Company by the great-grandfather of our current Chairman, Richard A. Lumpkin, we began as one of the nation’s first independent telephone companies.  After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company (“ICTC”) on April 10, 1924.

In 1997, McLeodUSA acquired ICTC and all related businesses from the Lumpkin family.  In 2002, ICTC and several related businesses were reacquired from McLeodUSA by a group of investors led by Mr. Lumpkin.

In 2004, we acquired the rural telephone operations in Lufkin, Conroe and Katy Texas of TXU Communications Ventures Company (“TXUCV”) from TXU Corporation, which had been operating in those markets for over 90 years.  This acquisition approximately tripled the size of the Company.

On December 31, 2007, we acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”).  North Pittsburgh provides services to residential and business customers in several counties in western Pennsylvania and also operates a CLEC in the Pittsburgh metropolitan area.

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

Business Overview

We derive our revenue principally from the sale of telecommunication services, including local and long-distance telephone (both traditional telephone service and VOIP), high-speed broadband Internet, and standard and high-definition digital IPTV services to residential and business customers in Illinois, Texas and Pennsylvania.  We also derive revenues from two complementary non-core businesses:  telephone services to correctional facilities and equipment sales.  Prior to December 2010, we also derived revenues from our Operator Services business which we sold as of November 30, 2010.  Prior to March 2010, we derived revenues from our telemarketing and order fulfillment business which we sold as of February 28, 2010.  We operate in two reportable segments: Telephone Operations and Other Operations.  Our Telephone Operations segment generates the substantial majority of our revenue and operating income and substantially all of our cash flow from operations.

Sources of Revenue

The following chart summarizes our sources of revenue for the last three years:

	2010		2009		2008
(in millions, except for percentages)	$	% of Revenues	$	% of Revenues	$	% of Revenues

Telephone operations:
Local calling services	91.9	24.0	97.2	23.9	104.6	25.0
Network access services	81.7	21.3	86.3	21.3	95.3	22.8
Subsidies	48.7	12.7	56.0	13.8	55.2	13.2
Long-distance services	18.0	4.7	20.4	5.0	24.1	5.7
Data, Internet and video services	75.2	19.6	68.1	16.8	62.7	15.0
Other services	34.1	8.9	36.6	9.0	37.1	8.9
Total telephone operations	349.6	91.2	364.6	89.8	379.0	90.6
Other operations	33.8	8.8	41.6	10.2	39.4	9.4
Total operating revenue	383.4	100.0	406.2	100.0	418.4	100.0

Telephone Operations

Our Telephone Operations segment consists of local and long-distance calling services, network access services and subsidies, all of which are related to our traditional wireline business.  Our telephone operations segment also consists of data, Internet and video services (including DSL, IPTV and VOIP telephone service) and other services.  Our Telephone Operations segment had the following service lines as of December 31:

	December 31,
	2010	2009	2008

Residential access lines in service	140,660	146,766	162,067
Business access lines in service	96,481	100,469	102,256
Total local access lines in service	237,141	247,235	264,323

VOIP telephone subscribers	8,640	8,665	6,510
IPTV subscribers	29,236	23,127	16,666
ILEC DSL subscribers	106,387	100,122	91,817
Total broadband connections	144,263	131,914	114,993

CLEC access line equivalents (1)	81,090	72,681	74,687

Total connections	462,494	451,830	454,003

Long-distance lines (2)	172,856	165,714	165,953
Dial-up subscribers	1,354	2,371	3,957

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

Our Telephone Operations segment generated approximately $115.4 million and $115.8 million of cash flows from operating activities for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, our Telephone Operations had total assets of approximately $1.2 billion.

Local calling services

These services include dial tone and other basic services.  We generally charge residential and business customers a fixed monthly rate for access to the network and for originating and receiving telephone calls within their local calling area.

Custom calling features include caller name and number identification, call forwarding and call waiting.  Value-added services include usage-based services and voice mail.  We usually charge a flat monthly fee for custom calling features and value-added services.  Otherwise, we bundle the selected services with local calling services at a discounted rate.

We offer private lines that provide direct connections between two or more local locations—primarily to business customers—at flat monthly rates.  In all of our markets, we offer small- and medium-sized businesses a hosted VOIP package, which utilizes a soft switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system.  The package bundles local service, calling features, Internet Protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system, such as allowing the customer to receive and listen to voice messages through email.  We also offer a similar product to our residential customers in Texas, Pennsylvania and Illinois.

Network access services

A significant portion of our revenue comes from network access charges paid by long-distance and other carriers for originating or terminating calls within our service areas.  These services allow customers to make or receive calls in our service area.  Our long-distance customers typically pay a monthly fee for this service.  In addition, other carriers pay network access charges for originating or terminating calls within our service areas.  These charges, which are regulated, also apply to private lines that connect a customer in one of our service areas to a location outside of our service areas.  Network access charges include subscriber line charges (a fee for being connected to the telephone network), local number portability fees (whereby consumers can keep their telephone number when changing carriers) and universal services surcharges, as well as the costs of originating and terminating calls from or to our local exchanges.  The amount of network access revenues we receive is based on rates set or approved by federal and state regulatory commissions that are subject to change at any time.

We record the details of long-distance and switched access calls through our carrier access billing system and bill the applicable carriers on a monthly basis.  The network access rates for intrastate long-distance calls and private lines within Illinois, Texas and Pennsylvania are regulated and approved by the Illinois Commerce Commission (“ICC”), the Public Utility Commission of Texas (“PUCT”) and the Pennsylvania Public Utility Commission (“PAPUC”), respectively.  Access rates for interstate long-distance calls and private lines are regulated and approved by the Federal Communications Commission (“FCC”).  Illinois passed a statute in 2010 requiring intrastate access rates to be no higher than interstate access rates.  There is no effective regulation of the access rates by the ICC.  See “Regulatory Environment—Federal Regulation” and “Regulatory Environment—Access Charges”.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies come from pools to which we and other telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to rural carriers monthly based upon their respective costs for providing local service.  Like access charges, subsidies are regulated by federal and state regulatory commissions.  In Illinois, we receive federal but not state subsidies.  In Texas and Pennsylvania, we receive both federal and state subsidies.  See “—Regulatory Environment” and “Item 1A—Risk Factors—Regulatory Risks”.

Long-distance services

Long-distance services enable customers to make calls that terminate outside their local calling area.  We offer a variety of long-distance plans, including an unlimited calling plan, and offer a combination of subscription and usage fees.

Data, Internet and video services

Data, Internet and video services include revenues from providing access to the Internet and IPTV services along with providing non-local private lines (typically inter-city).  We also offer a variety of data connectivity services, including Metro Ethernet services (both copper and fiber-based), Asynchronous Transfer Mode and frame relay networks.  In select markets, we also provide virtual hosting services and collocation services.

Although we expect our revenues from data, Internet and video services to grow substantially, these products typically generate lower margins than our traditional wireline business (primarily due to a lack of subsidies for this revenue stream).  As a result, as we replace traditional wireline revenue with revenue from data, Internet and video services, our margins may decline.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Factors that May Affect Future Operating Results”.

Other services

Other services include revenues from telephone directory publishing, wholesale transport services on our fiber-optic network in Texas, billing and collection services, inside wiring service and maintenance.

Other Operations

Prior to 2010, our Other Operations segment consisted of Prison Services, Business Systems, Market Response (telemarketing and order fulfillment) (“CMR”) and Operator Services.  During 2010, we sold both our CMR and Operator Services businesses.  Our on-going Other Operations segment consists of two complementary non-core businesses:

•                  Prison Services provides local and long-distance service and automated calling service for correctional facilities.

•                  Business Systems sells and supports telecommunications equipment, such as key, private branch exchange (PBX) and IP-based telephone systems, to business customers in Texas and Illinois.  We are an Avaya and ShureTel distributor.

Our Other Operations segment used approximately $0.4 million of cash flows for operating activities for the year ended December 31, 2010 and generated approximately $0.5 million in cash flow from operations for the year ended December 31, 2009.  As of December 31, 2010, Other Operations had total assets of approximately $8.0 million.

See “Item 1A—Risk Factors—Risks Relating To Our Business—The State of Illinois is a significant customer, and our contracts with the state are favorable to the government.”

Wireless partnerships

Wireless partnership investment income is included as a component of other income.  This includes our limited partnership interests in Boulevard Communications, a competitive access provider, and five cellular partnerships: GTE Mobilnet of South Texas, GTE Mobilnet of Texas RSA #17, Pittsburgh SMSA, Pennsylvania RSA 6(I) and Pennsylvania RSA 6(II).

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”).   The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  Because we have a minor ownership interest and cannot influence operations, we account for this investment using the cost basis.  Income is recognized only on cash distributions paid to us up to our proportionate earnings in the partnership.  We recognized income on cash distributions of $5.3 million from this partnership for the year ended December 31, 2010, and $5.7 million for the year ended December 31, 2009.

We own 17.02% of GTE Mobilnet of Texas RSA #17, which serves areas in and around Conroe, Texas.  Because we have some influence over the operating and financial policies of this partnership, we account for the investment under the equity method, recognizing income based on the proportion of the earnings generated by the partnership that would be allocated to us.  Cash distributions are recorded as a reduction in our investment amount.  For the years ended December 31, 2010 and 2009, we recognized income from this partnership of $4.9 million and $4.0 million, respectively and received cash distributions of $4.8 million and $2.0 million, respectively.

San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both GTE Mobilnet of South Texas and GTE Mobilnet of Texas RSA #17.

We own 3.6% of Pittsburgh SMSA, 16.6725% of Pennsylvania RSA 6(I) and 23.67% of Pennsylvania RSA 6(II) wireless partnerships, all of which are majority owned and operated by Verizon Wireless.  These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania ILEC and CLEC operations.  Because of our limited influence over Pittsburgh SMSA, we account for the investment using the cost basis.  For the years ended December 31, 2010 and 2009, we recognized income on cash distributions from Pittsburgh SMSA of $6.5 million and $6.3 million, respectively.  The Pennsylvania RSA 6(I) and RSA 6(II) partnerships are accounted for under the equity method.  For the years ended December 31, 2010 and 2009, we recognized income of $10.7 million and $9.1 million, respectively, and received cash distributions of $10.9 million and $8.3 million, respectively, from these partnerships.

Boulevard Communications, L.L.P. is a Pennsylvania limited liability partnership equally owned by us and a company in the Armstrong Holdings, Inc. group of companies.  Boulevard provides point-to-point data services to businesses in western Pennsylvania, including access to Internet Service Provider’s (“ISP’s”), connections to inter-exchange carriers, and high-speed data transmission.

Customers and Markets

Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas.  We cover an area of 2,681 square miles, primarily in five central Illinois counties: Coles, Christian, Montgomery, Effingham and Shelby.  We provide basic telephone services in this territory with 61,308 local access lines (averaging 22.9 lines per square mile) as of December 31, 2010.  Approximately 56.1% of our Illinois local access lines serve residential customers, with the remainder serving business customers.  Our Illinois business customers are predominantly small retail, commercial, light manufacturing and service industry accounts, as well as universities and hospitals.

Our 21 exchanges in Texas serve three principal geographic markets—Lufkin, Conroe and Katy—in a 2,054 square mile area.  We provide basic telephone services in this territory with 124,548 local access lines (averaging 60.6 lines per square mile) as of December 31, 2010.  Approximately 64.6% of our Texas local access lines serve residential customers, with the remainder serving business customers.  Our Texas business customers are predominately manufacturing and retail industries; our largest business customers are hospitals, local governments and school districts.

The Lufkin market is centered primarily in Angelina County in east Texas, approximately 120 miles northeast of Houston, and extends into three neighboring counties.  The area is a center for the lumber industry and includes other significant industries such as education, healthcare, manufacturing, retail and social services.

The Conroe market is located primarily in Montgomery County and is centered approximately 40 miles north of Houston.  Parts of the Conroe operating territory extend south to within 28 miles of downtown Houston, including parts of the affluent suburb of The Woodlands.  Major industries in this market include education, healthcare, manufacturing, retail and social services.

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

The Pennsylvania ILEC territory consists of nine exchanges and covers 285 square miles, serving portions of Allegheny, Armstrong, Butler and Westmorland Counties in western Pennsylvania.  The southernmost point of the ILEC territory is 12 miles north of the city of Pittsburgh.  We provide basic telephone services in this territory, with 51,285 local access lines (averaging 179.9 lines per square mile) as of December 31, 2010.  Approximately 50.3% of our Pennsylvania local access lines in this territory serve residential customers and the remainder service business customers.  The CLEC operations expand south to serve the city of Pittsburgh and north to serve the city of Butler.  The CLEC primarily targets small to mid-sized businesses, educational institutions, and healthcare facilities.

Sales and Marketing

Telephone Operations

The key components of our overall marketing strategy in the Telephone Operations segment include:

•      Positioning ourselves as a single point of contact for our customers’ communications needs;

•      Providing customers with a broad array of voice, data and video services and bundling these services whenever possible;

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

Our consumer sales strategy is focused on increasing our penetration of broadband services (especially DSL and IPTV) in our service areas.  We are also focused on cross-selling our services, developing additional services to maximize revenues and increase revenues per user, and increasing customer loyalty through superior service, local presence and compelling product offerings.

Our Telephone Operations segment currently has three sales channels: call centers, communication centers and commissioned sales people.  Our customer service call centers serve as the primary sales channels for residential and small business customers.  We also have a group of commissioned sales people, called our “Feet on the Street” team, who focus on the consumer segment.  This team canvasses our territories offering residential customers our full suite of products, leading with our triple-play bundled offering of voice, DSL, and IPTV services.  In addition to being a strong sales point of contact, this sales effort also helps us to identify and address customer service issues, if any, on a proactive, face-to-face basis.  This team of individuals can be scaled up or down to match our business needs, including, for example, if we launch a new product.

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

Our customers also can visit one of our seven communications centers to address various communications needs, including paying bills or exploring and purchasing new services.  We believe that customer availability to communication centers has helped decrease late payments and bad debt, and reinforces our local presence.

Our Telephone Operations sales efforts are supported by direct mail, bill inserts, newspaper advertising, public relations activities, sponsorship of community events and website promotions.

Our Directory Publishing business is supported by a dedicated sales force, which is focused on each of the directory markets in order to maximize sales with both traditional print and online advertising products.  We believe the directory business has been an efficient tool for marketing our telecom services and for promoting brand development and awareness.

Our Transport Services business has a sales force of commissioned sales people specializing in wholesale transport products.

Other Operations

Each of our Other Operations businesses executes our sales and marketing strategy primarily through an independent sales and marketing team comprised of dedicated field sales account managers, management and service representatives.  Our executives enhance these efforts by attending industry trade shows and assuming leadership roles in industry groups including the U.S. Telecom Association, the Associated Communications Companies of America, and the Independent Telephone and Telecommunications Alliance.

Information Technology and Support Systems

Our information technology and support systems staff is a seasoned organization that supports day-to-day operations and develops system enhancements.  The technology supporting our Telephone Operations segment is centered on a core of commercially available and internally maintained systems.

We have successfully migrated most of the key business processes from previous acquisitions into a single Company-wide system and platform, which includes common network provisioning, network management, workforce management systems and financial systems.  Our core systems and hardware platforms are expandable.

Network Architecture and Technology

All of our local networks are based on Carrier Serving Area (“CSA”) architecture.  CSA architecture allows access equipment to be placed closer to customer premises, which means customers can be connected to the equipment over shorter copper loops than would be possible if all customers were connected directly to the carrier’s main switch.  The access equipment is connected back to the main switch on a high capacity fiber circuit, resulting in extensive fiber deployment throughout our network, enabling us to provide broadband services in excess of 20 megabits per second (“mbps”) to customers.

A single engineering team is responsible for the overall architecture and inter-operability of the various elements within our network.  Our network operations center (“NOC”) in Mattoon, Illinois monitors the performance of our enterprise-wide communications network around the clock and deals with customer-specific issues.  We believe our NOC allows us to maintain superior network performance standards using common network systems and platforms, allowing us to quickly and efficiently provide weekend and after-hours coverage in all of our markets while allocating personnel to manage fluctuations in our workload volumes in a more efficient manner.

Our network is supported by advanced 100% digital switches, with a fiber network connecting 64 of our 65 exchanges.  These switches provide all of our local telephone customers with access to custom calling features, value-added services and dial-up Internet access.  We have four additional switches: one that supports feature-rich VOIP, two dedicated to long-distance service and one that supports our Prison Services business.

We have developed a high-quality 100% digital switching network, comprising 65 central offices and 485 CSAs.  The CSA architecture has enabled us to provide DSL service, with speeds up to 6 mbps, to over 96% of our DSL lines.  In addition, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our ILEC service areas.

As a result of our advanced network, we introduced IPTV service in selected Illinois markets in 2005, Texas markets in 2006 and Pennsylvania markets in 2008.  As of December 31, 2010, IPTV was available to approximately 205,000 homes in our markets.  Our IPTV subscriber base continues to grow and now totals 29,236 subscribers as of December 31, 2010.  We do not anticipate having to make any material capital upgrades to our network infrastructure in connection with the continued growth of our IPTV product except for providing set-top boxes to future subscribers and adding head-end equipment and capacity as we further increase our high-definition channel offerings.

We also operate a 2,000 mile fiber network in the State of Texas.  Approximately 52% of this network consists of cable sheath that we own, either directly or through our majority-owned subsidiary East Texas Fiber Line, Inc. (“ETFL”).

For the remaining route-miles of this network, we utilize strands on third-party fiber networks under contracts commonly known as indefeasible rights of use (“IRU”).  An IRU conveys the right to use (including the right to lease to others) a number of fiber strands between two points along a specific route, with the grantee usually having the right to access the fibers at intermediate points along the route.  The use of IRU’s provides us with long-term availability of a fixed amount of capacity at a set price in order to meet our business needs without the cost of constructing our own network.  Besides the initial cost to acquire the IRU, we are also typically required to pay an ongoing maintenance fee.  The use of IRU’s is a common practice among telecommunications companies.

We sell competitive wholesale capacity on our fiber network to other carriers, wireless providers, CLECs and large commercial customers.  In addition, this fiber infrastructure provides the connectivity required to provide IPTV, Internet and long-distance services to all Consolidated residential and enterprise customers.

In Pennsylvania, we operate a CLEC with an extensive network consisting of over 575 route miles of fiber-optic facilities in the Pittsburgh metropolitan area.  The CLEC has placed equipment in 27 Verizon central offices and one CenturyLink central office, and serves its customers using UNE loops, VOIP and Metro Ethernet circuits (both copper and fiber-based).  In the Pittsburgh market, the CLEC operates a carrier hotel that serves as the hub for its fiber-optic network.  We offer space in this carrier hotel to ISPs, long-distance carriers, other CLECs, and other customers who need a carrier-class location to house voice and data equipment and access to a number of networks, including ours.

Employees

At December 31 2010, we had 970 full-time and 21 part-time employees.  Approximately 49% of our employees are covered by collective bargaining agreements as shown in the table below:

Location	# of Employees Covered	Union (1)	Contract Expiration Date

Illinois	203	IBEW	11/14/2012
Lufkin/Conroe, Texas	180	CWA	10/15/2013
Pennsylvania (ILEC)	52	CWA	09/30/2011
Katy, Texas	38	CWA	02/28/2011	(2)
Pennsylvania (CLEC)	10	CWA	02/29/2012
Totals	483

(1)   IBEW — International Brotherhood of Electrical Workers

CWA — Communication Workers of America

(2)   On March 2, 2011, our employees belonging to the Communications Workers of America Local 6218 approved a new three-year contract with the Company, effective as of March 1, 2011 and expiring on February 28, 2014, which covers 38 bargained for employees at our Katy, Texas location.

As a whole, we believe our relations with our employees are good.

During 2010, we reduced the number of employees by 66 full-time and 48 part-time positions as a result of the sale of our CMR and Operator Services businesses.

See “Item 1A—Risk Factors—Risks Relating To Our Business—We have employees who are covered by collective bargaining agreements and could be adversely affected by labor disputes”.

Our Strengths

Technologically advanced network

We have made significant investments building our technologically advanced telecommunications network.  As a result, we are able to deliver high-quality, reliable video, data and voice services in all markets we serve.  Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas.  By bringing the fiber network closer to the customer premises, we can increase our service offerings, quality and bandwidth services.

Our IP backbone network provides a high-quality, flexible platform that allows us to deliver broadband applications to our customers at competitive prices.  Approximately 95% of our total local access lines were DSL-capable as of December 31, 2010, and approximately 96% of these DSL-capable lines are capable of speeds of 6 mbps or greater.  Metro-Ethernet, VOIP services, and other additional IP services leverage the extensive MPLS (Multi-Protocol Label Switching) core network, making it more efficient and scalable.  Our existing network can support increased IPTV subscribers with limited additional network preparation thereby driving additional revenue growth.

Attractive markets

The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories.

Our Lufkin, Texas and central Illinois markets have experienced only nominal population growth over the past decade.  As of December 31, 2010, 96,180, or 40.6%, of our local access lines were located in these markets.  These low growth, low customer density markets, along with the predominantly rural residential character of these areas, have limited the number of and product offerings from potential competitors in these areas.

Our Conroe and Katy, Texas markets are suburbs of the Houston metropolitan area.  As of December 31, 2010, 89,676, or 37.8%, of our local access lines were located in these markets.  Conroe and Katy have experienced above-average population and business employment growth over the past decade as compared to the remainder of Texas and the United States as a whole.

Our Pennsylvania ILEC operates in a territory that has experienced population growth as the suburban communities in its territory have been expanding (the southernmost point of this territory is only 12 miles from Pittsburgh).  For similar reasons, the ILEC has benefited from growth in business activity and favorable market demographics.  As of December 31, 2010, 51,285, or 21.6%, of our local access lines are located in our Pennsylvania ILEC territory.

Our Pennsylvania CLEC assets provide telecommunications and broadband services south of our ILEC territory to customers in the metropolitan Pittsburgh area, and to the north of the ILECs territory in the City of Butler and surrounding areas.

Broad product offerings and bundling of services

We are able to leverage our long-standing relationship with our customers by offering them a broad suite of telecommunications and information services that enables us to pursue increased revenue per access line by selling additional services through a bundling strategy, that includes our triple play offering of voice, DSL and IPTV services.  Our residential and business customers have access to a broad array of competitively priced advanced television programming, data and voice service choices with a single point of contact.  In addition to providing local and long-distance telephone service, customers can choose multiple speeds of DSL service and IPTV programming with over 230 all-digital channels, 60 high-definition (“HD”) offerings, video on demand programming and digital video recorder (“DVR”) services.  We also offer custom calling services, carrier access services, VOIP service to residential and business customers and directory publishing.

By bundling our service offerings, we are able to offer and sell a more complete package of services, which we believe simultaneously increases our average revenue per user (“ARPU”) and adds value for the consumer.  We also believe that bundling leads to increased customer loyalty and retention.  As of December 31, 2010, we had 52,427 customers who subscribed to service bundles that included local service and a selection of other services including custom calling features, DSL and IPTV.

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

•      Launching and growing new services, such as DSL and IPTV; and

•      Managing CLEC and complementary businesses, such as transport, business systems and directory publishing.

Generally supportive regulatory environment

As a RLEC, we benefit from federal and Texas and Pennsylvania state subsidies designed to promote “universal service”, or widely available quality telephone service at affordable prices in rural areas.  For the year ended December 31, 2010, we received $27.8 million in payments from the Federal Universal Service Fund, $15.7 million from the Texas Universal Service Fund and $5.2 million from the Pennsylvania Universal Service Fund.  In the aggregate, these payments constituted 12.7% of our total revenues in 2010.  For the year ended December 31, 2009, we received $34.6 million from the Federal Universal Service Fund, $16.2 million from the Texas Universal Service Fund and $5.2 million from the Pennsylvania Universal Service Fund.  In the aggregate, these payments constituted 13.8% of our total revenues in 2009.

See “—Regulatory Environment” and “Item 1A—Risk Factors—Regulatory Risks”.

Business Strategies

Increase revenues per customer

We continue to focus on increasing our revenue per customer, primarily by improving our DSL and IPTV market penetration, by increasing the sale of other value-added services and by encouraging customers to subscribe to our service bundles.

We provide IPTV service in all of the markets we serve.  We offer HD programming, video on demand and DVR service in all markets which further increases our ARPU.  As of December 31, 2010, over 98% of our video customers have subscribed to our double or triple play offerings.  At December 31, 2010, we had 29,236 video subscribers and the capability of offering the service to over 205,000 households in our service territories.

Improve operating efficiency

Over the years, we have made significant operational improvements in our business which has resulted in significant cost savings and reductions in headcount.  In particular, we have centralized most of the business and back office operations from our acquisitions into one functional organization with common work groups, processes and systems thereby removing redundant costs.  All of our ILEC businesses use a common billing system platform.  We have consolidated most of our principal accounting functions to our Mattoon, Illinois corporate office.  We also have consolidated all network operations into a single NOC.  During 2010, we reduced the number of customer care centers from six to two.  We now operate one residential customer care center in Texas and one business customer care center in Illinois.  Because of these efficiencies, we are better able to deliver a consistent customer experience, service our customers in a more cost-effective manner and lower our cost structure.  We have identified and continue to look for additional projects which will allow us to reduce our cost structure while launching new products and improving the customer experience.

Maintain capital expenditure discipline

Across all of our service territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital.  For example, specific investments in our IP core and access networks allow us to continue to have significant flexibility to expand our new service offerings, such as IPTV and Metro Ethernet services in a very cost-efficient manner while maintaining our reputation as a high-quality service provider.

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

Competition

Competition for telecommunications and information services is intense.  Technological advances have expanded the types and uses of services and products available.  In addition, the lack of or a reduced level of regulation applicable to comparable alternatives (e.g., cable, wireless and VOIP providers) has lowered costs for these alternative communications providers.  As a result, we face heightened competition as well as some new opportunities in significant portions of our business.  We expect competition to remain a significant factor affecting our operating results in 2011 and beyond.  See “Item 1A — Risk Factors — Risks Relating To Our Business — The Telecommunications Industry is Constantly Changing and Competition is Intense”.

Local telephone market

In general, telecommunications service in rural areas is more costly to provide than service in urban areas as a lower customer density necessitates higher capital expenditures on a per-customer basis.  As a result, it generally is not economically viable for new entrants to overlap existing networks in rural territories.

Despite the barriers to entry, rural telephone companies face significant competition for voice services from wireless providers, cable providers and, to a lesser extent, competitive telephone companies.  Cable providers have upgraded their networks with fiber optics and are able to provide fully interactive broadband voice, data and video communications.  Competitive telephone companies have been granted permission by federal law and state regulators to offer local telephone service in areas already served by a local telephone company.

Industry participants are increasingly embracing VOIP service, which essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the telephone system.  While current VOIP applications typically complete calls using ILEC infrastructure and networks, as VOIP services become more widespread and technology advances, more calls may be placed without using the telephone system.  On March 10, 2004, the FCC issued a Notice of

Proposed Rulemaking with respect to IP-enabled services.  Among other things, the FCC is considering whether VOIP services are regulated telecommunications services or unregulated information services.  The FCC has yet to issue a decision on the matter.  We cannot predict the outcome of the FCC’s rulemaking or how it will affect the revenues of our rural telephone companies.  The proliferation of VOIP, particularly to the extent such communications do not utilize our networks, may reduce our customer base and cause us to lose access fees and other funding.

Mediacom, which serves portions of our Illinois territories, offers a VOIP service that competes with our basic voice services.  NewWave Communications offers a competing voice product in the portions of our Illinois territory not served by Mediacom.  In addition, both Suddenlink and Comcast, cable competitors in Texas, offer a competing voice product.  In our Pennsylvania territory, each of the two incumbent cable providers, Armstrong and Comcast, offer a competitive VOIP service.  All of these companies also compete with us for video and high speed Internet customers.  In all markets, our competitors offer aggressive triple play packages of voice, video and Internet services.  In general, cable companies have modern networks and the capacity to serve a substantial number of customers.  We estimate that cable companies now cover 85% of our territory.

Wireless service

Rural telephone companies have historically faced less wireless competition than non-rural providers of traditional wireline services because wireless networks in rural areas had generally been less developed.  Our service areas in Conroe and Katy, Texas and in Pennsylvania are exceptions to this general rule because they are close to major metropolitan areas.  As a result, we continue to see increasing competition from wireless service providers in these markets.  We have experienced a decline in local access lines by customers choosing to eliminate their wireline service altogether in favor of a wireless provider.  We believe that wireless substitution will continue to be a competitive threat in the years to come.

Internet service

The Internet services market is highly competitive and there are few barriers to entry.  Internet services—meaning wired and wireless Internet access and online content services—are provided by cable providers, ISP’s, long-distance carriers and satellite-based companies.  Many of these companies provide direct access to the Internet and a variety of supporting services.  In addition, many companies offer access to closed, proprietary information networks.

Cable providers have substantial transmission capabilities, can carry large amounts of data to large numbers of customers with increasing speeds and have a billing system infrastructure that permits them to add new services.  Industry sources expect, and we agree, that competition for Internet services will continue to be very competitive.

Long-distance service

The long-distance telecommunications market is highly competitive and faces intense competition from cable and wireless providers who generally provide unlimited long-distance with their service packages.  As a result, the number of minutes of long-distance traffic we handle has declined as our customers have relied on and increased their use of wireless and other unlimited long-distance service packages.

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

Regulatory Environment

The following summary does not describe all existing and proposed legislation and regulations affecting the telecommunications industry.  Regulation can change rapidly, and ongoing proceedings and hearings could alter the manner in which the telecommunications industry operates.  We cannot predict the outcome of any of these developments, nor their potential impact on us. See “Risk Factors—Regulatory Risks”.

Overview

The telecommunications industry is subject to extensive federal, state and local regulation.  Under the Telecommunications Act of 1996 (“Telecommunications Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

At the federal level, the FCC generally exercises jurisdiction over facilities and services of local exchange carriers, such as our rural telephone companies, to the extent they are used to provide, originate, or terminate interstate or international communications.  The FCC has the authority to condition, modify, cancel, terminate, or revoke our operating authority for failure to comply with applicable federal laws or FCC rules, regulations and policies.  Fines or penalties also may be imposed for any of these violations.

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

•                  Ensure that competitors’ customers receive non-discriminatory access to telephone numbers, operator service, directory assistance and directory listings;

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

Access charges

A significant portion of our rural telephone companies’ revenues come from network access charges paid by long-distance and other carriers for using our companies’ local telephone facilities for originating or terminating calls within our service areas.  The amount of network access revenues our rural telephone companies receive is based on rates set or approved by federal and state regulatory commissions, and these rates are subject to change at any time.

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

The FCC regulates interstate network access charges by imposing price caps on Regional Bell Operating Companies, referred to as RBOC’s, and other large incumbent telephone companies.  These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings.  Incumbent telephone companies, such as our local telephone companies, may elect to base network access charges on price caps, but are not required to do so.

Historically, all of our rural telephone companies had elected not to apply federal price caps.  Instead, they employed a rate-of-return regulation for their network interstate access charges, whereby they earned a fixed return on their investment over and above operating costs.  In December 2007, we filed a petition with the FCC seeking to permit our Illinois and Texas companies to convert to price cap regulation.  Our petition was approved on May 6, 2008, and became effective on July 1, 2008.  This conversion gives us greater pricing flexibility for interstate services, especially the increasingly competitive special access segment.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  On the other hand, we were required to reduce our interstate access charges in Illinois significantly, and because our Illinois intrastate access charges generally mirror interstate rates, this conversion also resulted in lower intrastate revenues in Illinois.  In addition, we now receive somewhat reduced subsidies from the interstate Universal Service Fund program.

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

Unbundled network element rules

The unbundling requirements have been some of the most controversial provisions of the Telecommunications Act.  In its initial implementation of the law, the FCC generally required incumbent telephone companies to lease a wide range of UNE’s to CLECs.  Those rules were designed to enable competitors to deliver services to their customers in combination with their existing networks or as recombined service offerings on an unbundled network element platform, commonly known as UNE-P, which allowed competitors with no facilities of their own to purchase all the elements of local telephone service from the incumbent and resell them to customers.  These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on the incumbent telephone companies and made it easier for customers to shift their business to other carriers.  After a court challenge and a decision vacating portions of the UNE rules, the FCC issued revised rules in February 2005 that reinstated some unbundling requirements for incumbent telephone companies that are not protected by the rural exemption, but eliminated the UNE-P option and certain other unbundling requirements.

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

Under its current rules, the FCC has eliminated unbundling requirements for ILECs providing broadband services over fiber facilities, but continues to require unbundled access to mass-market narrowband loops.  ILECs are no longer required to unbundle packet switching services.  In addition, the

FCC found that CLECs generally are not at a disadvantage at certain wire center locations in regard to high bandwidth (DS-1 and DS-3) loops, dark fiber loops and dedicated interoffice transport facilities.  However, where a disadvantage persists, ILECs continue to be required to unbundle loops and transport facilities.

The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILECs have rural exemptions.  Our Pennsylvania CLEC operations were not significantly affected by the 2005 changes to the UNE rules because they use their own switching for business customers that are served by high capacity loops.  In July 2008, our Pennsylvania CLEC renewed, for a three-year term, a commercial agreement with Verizon that sets the terms of the pricing and provisioning of lines previously served utilizing UNE-P, including Verizon switching service.  Less than 5% of our Pennsylvania CLEC access lines are provisioned utilizing this commercial arrangement.  Although the costs for this arrangement will increase over time pursuant to the terms of the agreement, our relatively low use of Verizon’s switching and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure.  The CLEC has experienced moderate increases in the overall cost to provision high-capacity loops, interoffice transport facilities and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.

In 2006, Verizon filed a petition requesting that the FCC refrain from applying a number of regulations to the Verizon operations in six major metropolitan markets, including the Pittsburgh market area.  Among other things, Verizon urged the FCC to forbear from applying loop and transport unbundling regulations, claiming there was sufficient competition in the Pittsburgh market to mitigate the need for these rules.  The FCC denied Verizon’s petition in December 2007, but a federal court of appeals remanded this decision to the FCC for further analysis in 2009.  If the FCC grants this remanded petition or any similar forbearance petitions in markets in which our CLEC operates, our cost to obtain access to loop and transport facilities could increase substantially.

Promotion of universal service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  In 2010, we received $48.7 million in aggregate payments from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund and the Texas Universal Service Fund.  In 2009, we received $56.0 million from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund and the Texas Universal Service Fund.

Federal Universal Service Fund subsidies are paid only to carriers that are designated eligible telecommunications carriers, or ETCs, by a state commission.  Each of our rural telephone companies has been designated an ETC.  However, under FCC rules prior to 2008, competitors could obtain the same level of Federal Universal Service Fund subsidies as we do, per line served, if the applicable state regulator determined that granting such Federal Universal Service Fund subsidies to competitors would be in the public interest and the competitors offered and advertised certain services as required by the Telecommunications Act and the FCC.  The ICC has granted several petitions for ETC designations, but to date no other ETCs are operating in our Illinois service area.  We are not aware that any carriers have filed petitions to be designated an ETC in our Pennsylvania or Texas service areas.  In May 2008, the FCC adopted an interim cap on payments to ETCs that are not incumbent telephone companies, based on the payments received by such companies in March 2008, which reduces (but does not eliminate) the incentive for ETCs to seek to compete against our rural telephone companies.

The formula the FCC uses to calculate universal service fund subsidies is in flux.  In November 2007, the Federal-State Joint Board on universal service offered some proposals to the FCC to address the long-term reform issues facing the high-cost universal service support system and to make fundamental revisions in the structure of existing universal service mechanisms.  In November 2008, the FCC declined to adopt any of the Joint Board’s proposals, but continues to study universal service reform. On March 16, 2010, the FCC issued its National Broadband Plan which included a proposal to reform universal service and intercarrier compensation.  The FCC released a Notice of Proposed Rulemaking on February 8, 2011 on this portion of the National Broadband Plan.

We cannot predict the outcome of any FCC rulemaking or similar proceedings.  The outcome of any proceeding or other legislative or regulatory changes could affect the amount of universal service support our rural telephone companies receive.

State regulation of CCI Illinois

Our Illinois Telephone Operations’ long-distance and payphone services subsidiary holds the necessary certifications in Illinois (and the other states in which it operates).  This subsidiary is required to file tariffs with the ICC, but generally can change the prices, terms, and conditions stated in its tariffs on one day’s notice, with prior notice of price increases to affected customers.  Our Illinois Telephone Operations’ other services are not subject to any significant state regulations in Illinois, and our Other Illinois Operations are not subject to any significant state regulation outside of any specific contractually imposed obligations.

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

The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and can require our Illinois rural telephone company to take actions to ensure that it meets its statutory obligation to provide reliable local exchange service.  For example, as part of its approval of the reorganization we implemented in connection with our 2005 initial public offering, the ICC imposed various conditions, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if ICTC fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics, and (2) the requirement that ICTC have access to $5.0 million or its currently approved capital expenditure budget (whichever is higher) for each calendar year through a combination of available cash and credit facilities.  During 2010, we satisfied each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.

The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on a number of occasions since 1985.  Most recently, in 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ICC to replace the existing system of individual town franchises.  This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services.  The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the new law.  Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future.  In 2010, the Illinois General Assembly passed Public Act 96-0927, which updates the telecommunications legislation, allowing ILECs, beginning January 1, 2011, to elect deregulation of local services.  Under this option, an ILECs rates for local services would become “competitive” and no longer subject to rate of return regulation, and certain other service quality obligations would be reduced.  The electing ILECs would have obligations to make certain basic local exchange service packages available to customers.  The Governor of Illinois signed the bill into law on June 15, 2010.  The Illinois telecommunications legislation bill is scheduled to sunset in 2013.  In the past, such sunset dates in telecommunication legislation has led to further amendments to reflect changing industry technological and competitive conditions.

State regulation of CCI Texas

Our Texas rural telephone companies are each certified by the PUCT to provide local telephone services in their respective territories.  In addition, our Texas long-distance and transport subsidiaries are registered with the PUCT as interexchange carriers.  The transport subsidiary also has obtained a service provider certificate of operating authority (“SPCOA”) to better assist the transport subsidiary with its operations in municipal areas.  Recently, to assist with expanding services offerings, Consolidated Communications Enterprise Services, Inc. also obtained a SPCOA from the PUCT.  While our Texas rural telephone company services are extensively regulated, our other services, such as long-distance and transport services, are not subject to any significant state regulation.

Our Texas rural telephone companies operate as distinct companies from a regulatory standpoint.  Each is separately regulated by the PUCT in order to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers.  Each Texas rural telephone company must file and maintain tariffs setting forth the terms, conditions and prices for its intrastate services.

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

PURA prescribes two different forms of incentive regulation in Chapter 58 and Chapter 59.  Under either election, the rates, including network access rates, an incumbent telephone company may charge for basic local services generally cannot be increased from the amount(s) on the date of election without PUCT approval.  Even with PUCT approval, increases can only occur in very specific situations.  Pricing flexibility under Chapter 59 is extremely limited.  In contrast, Chapter 58 allows greater pricing flexibility on non-basic network services, customer-specific contracts and new services.

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

In September 2005, the Texas legislature adopted significant additional telecommunications legislation.  Among other things, this legislation created a statewide video franchise for telecommunications carriers, established a framework to deregulate the retail telecommunications services offered by incumbent local telecommunications carriers, imposed concurrent requirements to reduce intrastate access charges and directed the PUCT to initiate a study of the Texas Universal Service Fund.  The PUCT study submitted to the legislature in 2007 recommended that the Small Company Area High-Cost Program, which covers our Texas telephone companies, should be reviewed by the PUCT from a policy perspective regarding basic local telephone service rates and lines eligible for support.  The PUCT has only addressed the large company fund and has no immediate plans to conduct a small company review.   The Texas legislature may address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2011 legislative session.

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

Price regulation in Pennsylvania

Pennsylvania intrastate rates are regulated under a statutory framework referred to as Act 183.  Under this statute, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases.  In return, we committed to continue to upgrade our network to ensure that all our customers would have access to broadband services, and to deploy a ubiquitous broadband (defined as 1.544 mbps) network throughout our entire service area by December 31, 2008, which we did.

Pennsylvania universal service and access charges

On September 30, 1999, as part of a proceeding that resolved a number of pending issues, the PAPUC ordered ILECs, including our Pennsylvania property, to rebalance and reduce intrastate toll and switched access rates.  In that same order, the PAPUC also created a Pennsylvania Universal Service Fund (PAUSF) to help offset the resulting loss of ILEC revenues.  In 2003, the PAPUC ordered ILECs to further rebalance and reduce intrastate access charges and left the PAUSF in place pending further review.  In 2008, our Pennsylvania ILECs annual receipts from and contributions to the PAUSF total $5.2 million and $0.3 million, respectively.  Our Pennsylvania CLEC receives no funding from the PAUSF but currently contributes $0.2 million annually.  Since Act 183 was adopted in 2004, the PAPUC may not require a local exchange carrier to reduce intrastate access rates except on a revenue neutral basis.

In 2004, PAPUC instituted a third review of access charges.  This proceeding may affect access rates for both our Pennsylvania ILEC and CLEC properties, as well as the amount of funding that our ILEC receives from the PAUSF and the amounts that both companies contribute to that fund.  Since 2004, the PAPUC has twice agreed to stay those proceedings while awaiting an FCC ruling in its Unified Compensation docket.  The request for a third stay is now pending before the PAPUC and is opposed by several parties.  Parties have filed testimony and the PAPUC held the first round of hearings beginning in February 2009.  It is not known when the PAPUC will rule.  During the period of the stay, the current PAUSF continues under the existing regulations.

Local government authorizations

In Illinois, we historically have been required to obtain franchises from each incorporated municipality in which our rural telephone company operates.  An Illinois state statute prescribes the fees that a municipality may impose for the privilege of originating and terminating messages and placing facilities within the municipality.  Our Illinois Telephone Operations may also be required to obtain permits for street opening and construction, or for operating franchises to install and expand fiber optic facilities.  These permits or other licenses or agreements typically require the payment of fees.

Similarly, Texas incumbent telephone companies had historically been required to obtain franchises from each incorporated municipality in which they operated.  Texas law now provides that incumbent telephone companies do not need to obtain franchises or other licenses to use municipal rights-of-way for delivering services.  Instead, payments to municipalities for rights-of-way are administered through the PUCT and through a reporting process by each telecommunications provider.  Incumbent telephone companies are still required to obtain permits from municipal authorities for street opening and construction, but most burdens of obtaining municipal authorizations for access to rights-of-way have been streamlined or removed.

Our Texas rural telephone companies still operate pursuant to the terms of municipal franchise agreements in some territories served by Consolidated Communications of Fort Bend Company.  As the franchises expire, they are not being renewed.

Like Illinois, Pennsylvania operates under a structure in which each municipality may impose various fees.

Broadband and Internet regulatory obligations

To date, the FCC has treated ISPs as enhanced service providers rather than common carriers.  As a result, ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the Federal Universal Service Fund.  Currently, there is a relatively limited body of law and regulation that governs access to, or commerce on, the Internet, including such matters as protection of children from exposure to indecent content, and protection of private consumer data.  As Internet usage increases, government at all levels may adopt new rules and regulations or apply existing laws and regulations to the Internet.  The FCC is reviewing the appropriate regulatory framework governing high speed access to the Internet through telephone and cable providers’ communications networks.  We cannot predict the outcome of these proceedings, and they may affect our regulatory obligations and the form of competition for these services.

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

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (“ARRA”) allowed for two major telecommunications activities to occur.  The first is to create $4 billion in grants and loans to help build broadband infrastructure.  This program will be administered by the Department of Agriculture’s Rural Utilities Service (“RUS”) and the Commerce Department’s National Telecommunications and Information Administration (“NTIA”).  The second is to have the FCC develop a national broadband plan.

Broadband Stimulus (ARRA)

The ARRA program administered by NTIA is primarily a grant program, and the ARRA program administered by RUS is a grant and loan program.  Both have specific target areas and directives and were required by Congress to complete the application and funding process by September 2010.  Rounds one and two of these programs have been completed.  Consolidated reviewed both program opportunities for rounds one and two and determined that neither made economic sense to pursue at this time.  The outcomes of both rounds one and two resulted in very few applicants receiving money and those that did cover very little of our geographic areas.

National Broadband Plan

On April 8, 2009, the FCC began the process of developing a national broadband plan that will seek to ensure that every American has access to broadband capability.  ARRA requires the plan to address four major areas of broadband deployment and use: (1) broadband access to all Americans effectively and efficiently, (2) affordability and utilization, (3) status of deployment and (4) broadband advancement on civic and public services.  The plan, which was released on March 16, 2010, proposed changes to a number of FCC policies and regulations in an effort to promote these goals.  The FCC issued the first of many notices of proposed rulemakings on the plan on February 8, 2011, addressing universal service, intercarrier compensation, VOIP calling and phantom traffic.

Item 1A.  Risk Factors

Risks Relating to Current Economic Conditions

Unfavorable changes in financial markets could adversely affect pension plan investments resulting in material funding requirements to meet our pension obligations.

Our pension plans have investments in marketable securities, including marketable debt and equity securities, whose values are exposed to changes in the financial markets.  We expect that we will continue to make future cash contributions to the plans, the amount and timing of which will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.  Returns generated on plan assets have historically funded a large portion of the benefits paid under these plans.  Sustained returns below the estimated long-term rate of return could significantly increase our contribution requirements, which could adversely affect cash flows from operations.

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

•                  In Pennsylvania, the strength of small- to medium-sized businesses, healthcare and education spending; and

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

We are not required to pay dividends and our stockholders do not have contractual or other rights to receive them.  Our Board of Directors may decide at any time, in its discretion, to decrease the amount of dividends, change or revoke the dividend policy, or discontinue paying dividends entirely.  If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

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

•                  Our results of operations, financial condition, liquidity needs and capital resources;

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

While our estimated cash available to pay dividends for the year ended December 31, 2010 was sufficient to pay dividends in accordance with our dividend policy, if our future estimated cash available were to fall below our expectations, or if our assumptions as to estimated cash needs prove incorrect, we may need to:

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

Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and at what level.  In addition, if we seek to raise additional cash by incurring debt or issuing equity securities, we cannot assure that such financing will be available on reasonable terms or at all.  Each of the possibilities listed above could negatively affect our results of operations, financial condition, liquidity and ability to maintain and expand our business.

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

Based on the results of operations from October 1, 2005, through December 31, 2010, we would have been able to pay a dividend of $136.4 million under the restricted payment covenants in our credit agreement.  After giving effect to the dividend of $11.5 million, which was declared in November 2010 and paid in February 2011, we could pay a dividend of $124.9 million under the credit facility.

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

State regulators could require our rural telephone companies to make capital expenditures and could limit the amount of cash those entities may lawfully transfer to us.  For example, the ICC imposed various conditions on its approval of the reorganization consummated in connection with our initial public offering.  Those conditions prohibit our subsidiary, ICTC, from paying dividends or making other cash transfers to us if ICTC failed to meet or exceed agreed-upon benchmarks for a majority of seven service quality metrics for the prior reporting year.  In addition, ICTC must have access to the higher of $5.0 million or its currently approved capital expenditure budget for each calendar year through a combination of available cash and amounts available under credit facilities. In addition, the Illinois Public Utilities Act prohibits ICTC from paying dividends, except out of earnings and earned surplus, if ICTC’s capital is or would become impaired by the payment, or if payment of the dividend would impair ICTC’s ability to render reasonable and adequate service at reasonable rates, unless the ICC otherwise finds that the public interest requires payment of the dividend, subject to any conditions that regulator may impose.  The PAPUC has placed debt and transaction cost recovery restrictions for a three-year period that could have an impact to the payment of dividends.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We carry significant amounts of goodwill and other intangible assets on our books as a result of previous acquisitions.  Under U.S. Generally Accepted Accounting Principles (“GAAP”), we review our goodwill and other intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill and other intangible assets are required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets that have infinite useful lives may not be recoverable include a decline in stock price and market capitalization, future cash flows and slower or declining growth rates.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, resulting in an impact to our results of operations and stockholders’ equity.

Our estimated tax payments related to our federal income tax liability increased in 2010 and will likely remain as high in the future as we have utilized all of our federal net operating losses, which may reduce the amount of cash available to pay dividends.

Under the Internal Revenue Code, a corporation that incurs losses in excess of taxable income (known as a “net operating loss,” or “NOL”) generally may carry the loss back or forward and use it to offset taxable income in a different period.  We have utilized all our federal net operating losses (net of valuation allowances) that we can carry forward to future periods.  Since our NOLs have been used or have expired, we will be required to pay additional cash income taxes.  The increase in our cash income tax liability may reduce the amount of cash available to pay dividends and could require us to reduce the amount of dividends we pay in the future.

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

We also are subject to laws that may have a similar effect.  For example, federal, Illinois, and Pennsylvania telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval.  Similarly, Section 203 of the Delaware General Corporation Law restricts our ability to engage in a business combination with an “interested stockholder”.  These laws and regulations make it difficult for another company to acquire us, and therefore could limit the price that investors might be willing to pay in the future for shares of our common stock.  In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that we may issue in the future.

The concentration of the voting power of our common stock could limit a shareholder’s ability to influence corporate matters.

On December 31, 2010, Central Illinois Telephone, which is controlled by our Chairman, Richard A. Lumpkin, owned approximately 10.4% of our common stock, and our executive management and directors (excluding Mr. Lumpkin) owned approximately 2.4%.  As a result, these investors will be able to influence all matters requiring stockholder approval, including:

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

This share ownership may limit the ability of other shareholders to influence corporate matters.  We may take actions that many stockholders do not view as beneficial, which may adversely affect the market price of our common stock.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.

As of December 31, 2010, we had $880.0 million of long-term debt and $4.0 million of capital leases outstanding, excluding the current portion, along with $71.9 million of stockholders’ equity.  This amount of leverage could have important consequences, including:

•                  We may be required to use a substantial portion of our cash flow from operations to make interest payments on our debt, which will reduce funds available for operations, future business opportunities and dividends;

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

We currently expect our cash interest expense to be approximately $45.0 million to $48.0 million in 2011.  Interest expense rose significantly beginning in 2008 after the North Pittsburgh acquisition as a result of the additional indebtedness incurred.  We cannot guarantee that we will generate sufficient revenues to service our debt and have adequate funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets, or pay dividends to our stockholders.

If we cannot generate sufficient cash from our operations to meet our debt service obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions.  If we became unable to meet our debt service and repayment obligations, we would be in default under the terms of our credit agreement, which would allow our lenders to declare all outstanding borrowings to be due and payable.  If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed.

As of December 31, 2010, our credit agreement would have permitted us to incur approximately $76.2 million of additional debt.  However, additional debt would exacerbate the risks described above.

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

Our credit facilities mature in full in 2014, and we do not expect earnings to be sufficient to allow repayment from that source, and we may not be able to refinance those loans.  Alternatively, any renewal or refinancing may occur on less favorable terms.  If we are unable to refinance or renew our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the credit agreement.  If we refinance our credit facilities on terms that are less favorable to us than the terms of our existing debt, our interest expense may increase significantly, which could impair our ability to use our funds for other purposes, such as to pay dividends.

Risks Relating to Our Business

The telecommunications industry is constantly changing and competition is intense.

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including:

•                  Intense competition within established markets from providers that may offer competing or alternative services;

•                  The blurring of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long-distance, wireless, cable, and data, Internet and video services; and

•                  A continuation of the trend for mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets.

We expect competition to remain intense as a result of existing and new competitors and the development of new technologies, products and services.  Consequently, we may need to spend significantly more in capital expenditures than we currently anticipate to keep existing customers and to attract new ones.

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

We have in the past experienced short, localized disruptions in our service due to factors such as cable damage, inclement weather and service failures by our third-party service providers.  To be successful, we need to continue to provide our customers reliable service over our network.  The principal risks to our network and infrastructure include physical damage to our central offices or local access lines, power surges or outages, software defects and other disruptions beyond our control.

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

We are dependent on third-party vendors for our information, billing, and network systems, as well as IPTV service.

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process orders, provide customer service and achieve operating efficiencies.  We currently rely on internal systems and third-party vendors to provide all of our information and processing systems, as well as applications that support our IP services, including IPTV.  Some of our billing, customer service and management information systems have been developed for us by third parties and may not perform as anticipated.  In addition, our plans for developing and implementing our information systems, billing systems, network systems and IPTV service rely primarily on the delivery of products and services by third-party vendors.  Our right to use these systems is dependent upon license agreements, some of which can be cancelled by the vendor.  If a vendor cancels or refuses to renew one of these agreements, our operations may be impaired.  If we need to switch vendors, the transition could be costly and affect operating efficiencies.

The State of Illinois is a significant customer, and our contracts with the state are favorable to the government.

In 2010, 2009 and 2008, 63.0%, 45.4% and 47.4%, respectively, of our Other Operations revenues were derived from our relationships with various agencies of the State of Illinois—principally the Department of Corrections through our Prison Services business (the sharp increase in the percentage of revenue generated from our relationship with the State of Illinois for our Other Operation segment in

2010 is the result of the loss of other revenue previously included in this operating segment related to the sale of our CMR and Operator Services business units in 2010).

Our relationship with the Illinois Department of Corrections accounted for 91.8%, 91.2% and 91.6% of our Prison Services revenues during 2010, 2009 and 2008, respectively.  Our relationship (initially through our predecessor) with the Illinois Department of Corrections has continued uninterrupted since 1990, despite changes in government administrations.  Nevertheless, obtaining contracts from government agencies is challenging, and government contracts often include provisions that are favorable to the government in ways that are not standard in private commercial transactions. Specifically, each of our contracts with the State of Illinois:

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

At December 31, 2010, approximately 49% of our employees were covered by collective bargaining agreements.  These employees are hourly workers located in all of our service territories and are represented by various unions and locals.  Our existing collective bargaining agreements begin expiring in 2011 and continue to expire through 2013.  While we believe our relations with the unions representing these employees are good, any protracted labor disputes or labor disruptions by any of our employees could have a significant negative effect on our financial results and operations.

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.

We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments and transit authorities.  We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire.  If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks.  This would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures.  In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under our credit agreement.

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

A significant portion of our ILECs’ revenues come from network access charges paid by long-distance and other carriers for using our local telephone facilities to originate or terminate long-distance calls in our service areas.  The amount of network access charge revenues that our ILECs receive is based on interstate rates set by the FCC and intrastate rates set by state regulators.  The FCC has reformed, and continues to reform, the federal network access system.

The FCC is currently considering sweeping potential changes in network access charges including switched access, special access and broadband services.  Depending on the FCC’s decisions, our network access revenues could decline materially.  We do not know whether increases in other revenues, such as subsidies and monthly line charges, will effectively offset any reductions in access charges.  State regulators may also make changes in our intrastate network access charges that could reduce our revenues.  To the extent regulators permit competitive telephone companies to increase their operations in the areas served by our rural telephone companies, a portion of long-distance and other carriers’ network access charges will be paid to those competitors rather than to our companies.  Finally, the compensation our companies receive from network access charges could be reduced due to competition from wireless carriers.  Illinois law now prohibits us from charging intrastate access rates higher than our interstate access rates, regardless of our costs.

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

When the FCC issued its National Broadband Plan on March 16, 2010, it included proposals for comprehensive reform in the areas of access and universal service regimes, the treatment of VOIP traffic, broadband services and net neutrality, all of which could have an adverse impact on our revenues.  The FCC issued an order on net neutrality on December 23, 2010 implementing three core principles: 1) Transparency - all broadband Internet providers must disclose network management practices, performance characteristics and commercial terms of service; 2) No Blocking - fixed broadband providers may not block lawful content, applications or services or the attachment of non-harmful devices; and 3) Nondiscrimination - fixed broadband providers may not engage in unreasonable discrimination in transmitting lawful network traffic.   Verizon filed a lawsuit on January 20, 2011 to reverse the FCC decision.

The high costs of regulatory compliance could make it more difficult for us to enter new markets, make acquisitions, or change our prices.

Regulatory compliance is a significant expense for us and diverts the time and effort of management and our officers away from running the business.  In addition, because regulations differ from state to state, it would be expensive to introduce services in states where we do not currently operate and understand the regulatory requirements.  Compliance costs and information barriers could make it difficult and time-consuming to enter new markets or to evaluate and compete to acquire local access lines or businesses as they arise.

Our intrastate services generally are subject to certification, tariff filing and other ongoing state regulatory requirements.  Challenges to our tariffs by regulators or third parties, or delays in obtaining certifications and regulatory approvals, could cause us to incur substantial legal and administrative expenses.  Moreover, successful challenges could adversely affect the rates that we are able to charge to customers, which would negatively affect our revenues.  Some states also require advance regulatory approval of mergers, acquisitions, transfers of control, stock issuance, and certain types of debt financing, which can increase our costs and delay strategic transactions.

Legislative and regulatory changes in the telecommunications industry could raise our costs and reduce potential revenues.

Currently, there is only a small body of law and regulation applicable to access to, or commerce on, the Internet.  As Internet usage continues to grow, governments at all levels may adopt new rules and regulations or find new ways to apply existing laws and regulations.  The FCC currently is reviewing the appropriate regulatory framework governing broadband consumer protections for high-speed Internet access through telephone and cable providers’ communications networks.  The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services, which could have a material adverse effect on our revenues.

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources, and worker health and safety.

Our operations and properties are subject to federal, state, and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage, and disposal of hazardous materials, asbestos and petroleum products.  We also are subject to laws and regulations governing air emissions from our fleets of vehicles.  As a result, we face several risks, including:

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

We lease properties pursuant to agreements that expire at various times between 2011 and 2030.  The following chart summarizes the principal facilities owned or leased by us as of December 31, 2010.

			Operating segment
Location	Primary Use	Owned/ leased	Telephone Operations	Other Operations	Approximate square footage
Gibsonia, PA	Office and switching	Owned	X	X	91,141
Conroe, TX	Regional office	Owned	X	X	51,900
Mattoon, IL	Corporate office	Leased	X	X	49,100
Mattoon, IL	Operator services and operations	Owned	X	X	36,300
Mattoon, IL	Operations and distribution center	Leased	X	X	30,900
Mattoon, IL	Sales and administration center	Leased	X	X	30,700
Lufkin, TX	Office and switching	Owned	X	X	28,707
Conroe, TX	Warehouse and plant	Owned	X	X	28,500
Lufkin, TX	Communications center and office	Owned	X	X	23,190
Katy, TX	Warehouse and office	Owned	X	X	19,716
Taylorville, IL	Communications center and office	Owned	X	X	15,900
Taylorville, IL	Operations and distribution center	Leased	X	X	14,700
Lufkin, TX	Warehouse	Owned	X	X	14,200
Cranberry Township, PA	Office and switching	Owned	X	X	13,110
Charleston, IL	Communications center and office	Owned	X	X	12,661
Litchfield, IL	Office and switching	Owned	X	X	12,190
Lufkin, TX	Office and data center	Owned	X	X	11,900
Conroe, TX	Office	Owned	X	X	10,650
Mattoon, IL	Office	Owned	X	X	10,100

In addition to the facilities listed above, we own or have the right to use approximately 725 additional properties consisting of equipment at point of presence sites, central offices, remote switching sites and buildings, tower sites, small offices, storage sites and parking lots.  Some of the facilities listed above also serve as central office locations.

Item 3.  Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  It claims to have sustained losses of approximately $125 million but does not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We are not involved in any such legal or regulatory proceedings, individually or in the aggregate, that we believe would have a material adverse effect upon our business, operating results or financial condition.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock and Holders of Record

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “CNSL”. As of February 23, 2011, we had 1,510 stockholders of record. Because many of our outstanding shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated:

	2010		2009
Period	High	Low	High	Low
First quarter	19.07	16.27	12.48	7.90
Second quarter	19.50	16.64	12.12	10.24
Third quarter	18.67	16.61	16.01	11.17
Fourth quarter	19.30	18.37	17.48	13.60

Our Board of Directors declared (and we paid) dividends totaling $0.38738 per share in each of the periods listed above.

Dividend Policy and Restrictions

Our Board of Directors has adopted a dividend policy that reflects its judgment that our stockholders are better served if we distribute a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining the cash or using it for investments, acquisitions, or other purposes.  We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2011 but only if and to the extent declared by our Board of Directors and subject to various restrictions on our ability to do so.  Dividends on our common stock are not cumulative.

Please see “Part I — Item 1A — Risk Factors” of this report, which sets forth several factors that could prevent stockholders from receiving dividends in the future.  The “Risk Factors” section also discusses how our dividend policy could inhibit future growth and acquisitions.

We expect to fund our expected cash needs, including dividends, with cash flow from operations.  We also expect to have sufficient availability under our revolving credit facility for these purposes, but we do not intend to borrow to pay dividends.

Performance Graph

Set forth below is a graph comparing the cumulative five-year total return of holders of our  common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications index and a customized peer group of four companies that includes: Alaska Communications Systems Group, Inc., Consolidated Communications Holdings, Inc., Otelco, Inc. and Shenandoah Telecommunications Company.  The graph assumes that the value of the investment in the Company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2005 and tracks it through December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index,

the Dow Jones US Fixed-Line Telecommunications Index and a Peer Group

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2011 Dow Jones & Co. All rights reserved.

	At December 31,
(In dollars)	2010	2009	2008	2007	2006

Consolidated Communications Holdings, Inc.	244.05	203.16	122.10	182.49	177.83
S&P 500	111.99	97.33	76.96	122.16	115.80
Dow Jones US Fixed-Line Telecommunications	162.43	136.90	126.00	173.55	149.30
Peer group	181.55	151.21	137.90	167.49	152.96

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Common Stock During the Quarter Ended December 31, 2010

During the quarter ended December 31, 2010, we reacquired and cancelled 53,538 common shares surrendered by employees to pay taxes in connection with the vesting of restricted common shares issued under our stock-based compensation plan.  The following table provides information about the shares reacquired:

Purchase period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

October 2010	—	—	n/a	n/a
November 2010	—	—	n/a	n/a
December 2010	53,538	$18.69	n/a	n/a

Item 6.  Selected Financial Data

The selected financial information set forth below has been derived from the audited consolidated financial statements of Consolidated as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.  The following selected historical financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements beginning on page F-1.

The balance sheet data presented below as of December 31, 2010 and 2009, and the statement of operations data presented below for each of the years in the three-year period ended December 31, 2010, are derived from our audited consolidated financial statements beginning on page F-1.  The other balance sheet data and statement of operations data is derived from our previously audited consolidated financial statements included in our prior Form 10-K filings.

	Year ended December 31,
(In millions, except per share amounts)	2010	2009	2008	2007 (5)	2006

Telephone operations revenues	$349.6	$364.6	$379.0	$288.2	$280.4
Other operations revenues	33.8	41.6	39.4	41.0	40.4
Total operating revenues	383.4	406.2	418.4	329.2	320.8

Cost of products and services (exclusive of depreciation and amortization shown separately below)	142.3	145.5	143.5	107.3	98.1
Selling, general and administrative expense	88.0	104.8	108.8	89.6	94.7
Intangible asset impairment	—	—	6.1	—	11.3
Depreciation and amortization	87.2	85.2	91.7	65.7	67.4
Income from operations	65.9	70.7	68.3	66.6	49.3

Interest expense, net (1)	(50.7)	(57.9)	(66.3)	(46.5)	(42.9)
Other income (loss), net	27.0	25.5	10.8	(3.4)	8.0
Income before income taxes and extraordinary item	42.2	38.3	12.8	16.7	14.4
Income tax expense	9.0	12.4	6.6	4.7	0.4
Income before extraordinary item	33.2	25.9	6.2	12.0	14.0
Extraordinary item, net of tax	—	—	7.2	—	—
Net income	33.2	25.9	13.4	12.0	14.0
Net income of noncontrolling interest (2)	0.6	1.0	0.9	0.6	0.7
Net income attributable to common shareholders (2)	$32.6	$24.9	$12.5	$11.4	$13.3

Income per common share—basic: (3)
Income per common share before extraordinary item	$1.09	$0.84	$0.18	$0.43	$0.48
Extraordinary item per share	—	—	0.24	—	—
Net income per common share—basic	$1.09	$0.84	$0.42	$0.43	$0.48
Basic weighted-average number of shares	29,490	29,396	29,321	25,764	27,740

Income per common share—diluted: (3)
Income per common share before extraordinary item	$1.09	$0.84	$0.18	$0.43	$0.48
Extraordinary item per share	—	—	0.24	—	—
Net income per common share—diluted	$1.09	$0.84	$0.42	$0.43	$0.48
Diluted weighted-average number of common and common equivalent shares	29,490	29,396	29,321	25,764	28,171

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data:
Cash flows from operating activities	$115.0	$116.3	$92.4	$82.1	$84.6
Cash flows used for investing activities	(40.7)	(41.6)	(48.0)	(305.3)	(26.7)
Cash flows used for financing activities	(49.4)	(47.4)	(63.3)	230.9	(62.7)
Capital expenditures	41.8	42.4	48.0	33.5	33.4

Consolidated Balance Sheet:
Cash and cash equivalents	$67.7	$42.8	$15.5	$34.3	$26.7
Total current assets	136.3	107.9	78.6	99.6	74.2
Net property, plant and equipment (6)	356.1	377.2	400.3	411.6	314.4
Total assets	1,209.5	1,226.6	1,241.6	1,304.6	889.6
Total debt (including current portion) (4)	884.1	880.3	881.3	892.6	594.0
Stockholders’ equity	71.9	80.7	75.3	159.7	118.7

Other financial data (unaudited):
Adjusted EBITDA (7)	$183.2	$188.8	$189.8	$143.8	$139.8

Other data (as of the end of the period) (Unaudited):
Local access lines
Residential	140,660	146,766	162,067	183,070	155,354
Business	96,481	100,469	102,256	103,116	78,335
Total local access lines	237,141	247,235	264,323	286,186	233,689
CLEC access line equivalents	81,090	72,681	74,687	70,063	—
VOIP subscribers	8,640	8,665	6,510	2,494	—
IPTV subscribers	29,236	23,127	16,666	12,241	6,954
ILEC DSL subscribers	106,387	100,122	91,817	81,337	52,732
Total connections	462,494	451,830	454,003	452,321	293,375

(1)  Interest expense includes amortization of deferred financing costs totaling $1.3 million for the years ended December 31, 2010 and 2009, $1.4 million for 2008, $3.2 million for 2007 and $3.3 million for 2006.

(2)  We adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on the presentation of noncontrolling interests in consolidated financial statements effective January 1, 2009.  This presentation has been retrospectively applied to all periods presented.

(3)  We adopted the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share on January 1, 2009.  This presentation has been retrospectively applied to all periods presented.

(4)  In connection with the acquisition of North Pittsburgh on December 31, 2007, we incurred $296.0 million new term debt, net of the repayment of existing debt.

(5)  We acquired North Pittsburgh on December 31, 2007.  Balance sheet and other data as of that date includes the accounts of North Pittsburgh.  Our results of operations include North Pittsburgh beginning January 1, 2008.

(6)  Property, plant and equipment are recorded at cost. The cost of additions, replacements, and major improvements is capitalized, while repairs and maintenance are charged to expenses.  When property, plant and equipment are retired from our regulated subsidiaries, the original cost, net of salvage, is charged against accumulated depreciation, with no gain or loss recognized in accordance with composite group life remaining methodology used for regulated telephone plant assets.

(7)  We present Adjusted EBITDA (which is a non-GAAP financial measure) for three reasons: we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends; it provides a measure of consistency in our financial reporting; and covenants in our credit facilities contain ratios based on Adjusted EBITDA.

Adjusted EBITDA is defined in our current credit facility as:

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

(v) all non-recurring transaction fees, charges, and other amounts related to the acquisition of North Pittsburgh (excluding all amounts otherwise included in accordance with U.S. GAAP in determining Adjusted EBITDA), so long as such fees, charges, and other amounts do not exceed $18 million in the aggregate;

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

The following table sets forth a reconciliation of Cash Provided by Operating Activities to Adjusted EBITDA:

	Year ended December 31,
(In millions, unaudited)	2010	2009	2008	2007	2006

Net cash provided by operating activities	$115.0	$116.3	$92.4	$82.1	$84.6
Non-cash, stock-based compensation	(2.4)	(1.9)	(1.9)	(4.0)	(2.5)
Other adjustments, net (a)	(0.9)	(1.0)	3.8	(9.5)	(2.0)
Changes in operating assets and liabilities	8.6	(2.2)	9.9	8.5	0.6
Interest expense, net	50.7	57.9	66.3	46.5	42.9
Income taxes	9.0	12.4	6.6	4.7	0.4
EBITDA (b)	180.0	181.5	177.1	128.3	124.0
Adjustments to EBITDA (c):
Integration, restructuring and Sarbanes Oxley (d)	—	7.4	4.8	1.2	3.7
Other, net (e)	(26.7)	(24.4)	(19.9)	(6.6)	(7.1)
Investment distributions (f)	27.5	22.4	17.8	6.6	5.5
Loss on extinguishment of debt (g)	—	—	9.2	10.3	—
Intangible asset impairment (a)	—	—	6.1	—	11.2
Extraordinary item (h)	—	—	(7.2)	—	—
Non-cash, stock-based compensation (i)	2.4	1.9	1.9	4.0	2.5
Adjusted EBITDA	$183.2	$188.8	$189.8	$143.8	$139.8

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

(b)         EBITDA is defined as net earnings before interest expense, income taxes, depreciation and amortization on an unadjusted basis.

(c)          These adjustments reflect those required or permitted by the lenders under the credit facility in place at the end of each of the years included in the periods presented.

(d)         In connection with our acquisition of TXUCV and North Pittsburgh, we incurred certain expenses associated with integrating and restructuring the businesses. These expenses include severance and employee relocation expenses, Sarbanes-Oxley start-up costs, costs to integrate our technology, administrative and customer service functions and billing systems.

(e)          Other, net includes the equity earnings from our investments, dividend income, and certain other miscellaneous non-operating items.  Key man life insurance proceeds of $0.3 million received in 2007 is not deducted to arrive at Adjusted EBITDA.

(f)            For purposes of calculating Adjusted EBITDA, we include all cash dividends and other cash distributions received from our investments.

(g)         Represents the redemption premium and write-off of unamortized debt issuance costs in connection with the redemption and retirement of our senior notes during 2008 and the write-off of debt issuance costs in connection with retiring the obligations under our former credit facility and entering into a new credit facility contemporaneously with the North Pittsburgh acquisition.

(h)         Upon making the election to discontinue the applicable accounting guidance for regulated enterprises in accounting for the effects of certain types of regulation, we recognized an extraordinary non-cash gain and began to apply the authoritative guidance required for the discontinuance of the application of regulatory accounting.  See the financial statements and footnotes for additional information.

(i)             Represents compensation expenses in connection with our Restricted Share Plan. Because of their non-cash nature, these expenses are excluded from Adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three years ended December 31, 2010, should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1.

“Consolidated Communications” or the “Company” refers to Consolidated Communications Holdings, Inc. alone or with its wholly owned subsidiaries as the context requires.  When this report uses the words “we,” “our,” or “us,” they refer to the Company and its subsidiaries.

Overview

We are an established rural local exchange carrier that provides communications services to residential and business customers in Illinois, Texas and Pennsylvania. We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, standard and high-definition digital television, VOIP, custom calling features, private line services, carrier access services, network capacity services over our regional fiber optic network, directory publishing and CLEC services.  We also operate two non-core complementary businesses:  telephone services to correctional facilities and equipment sales.

Executive Summary

We generated net income attributable to common stockholders in 2010 of $32.6 million, or $1.09 per diluted share, as compared to net income attributable to common stockholders of $24.9 million, or $0.84 per diluted share, in 2009.  Net income in 2010 benefited from significantly lower interest expense (including a net $1.0 million decrease in interest expense related to uncertain tax positions), significantly lower income tax expense (primarily related to a net $4.2 million decrease in expense for uncertain tax positions) and lower pension and professional fees.  Net income also benefited from increased earnings from our wireless partnerships.  We also continue to benefit from ongoing cost reductions from previous integration and cost reduction projects.  These ongoing cost reductions have allowed us to mostly offset declines in revenue.  Operating expenses were negatively impacted in 2010 by higher depreciation and an increase in bad debt expense.  Operating expenses in 2009 were negatively impacted by higher pension and postretirement expense and $7.4 million of integration and restructuring expenses.

Revenue in 2010 decreased to $383.4 million as compared to $406.2 million in 2009.  Revenue declines were principally the result of the sale of our CMR and Operator Services businesses during 2010.  The year over year decline in revenues as a result of the sale of these businesses totaled $10.2 million.  Excluding the impact on revenue from the sale of these business units, year-over-year revenues decreased by only 3.2%.  Declines in our traditional wireline businesses, caused primarily from a loss of access lines (which includes local calling services, network access services, subsidies and long-distance services) were partially offset by a double digit percentage growth in data, Internet and video revenues.  Revenues from our Prison Services business also increased in 2010 versus 2009.

Redemption of senior notes

On April 1, 2008, we redeemed all of the then-outstanding 9.75% senior notes using $120.0 million borrowed under a delayed draw term loan and cash on hand.  The total amount of the redemption was $136.3 million, including a redemption premium of 4.875%, or $6.3 million.  We recognized a $9.2 million loss on the redemption of the notes.  As a result of the transaction, annualized cash interest expense was reduced by $4 million.

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

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive and most other revenue streams.  We had 237,141, 247,235 and 264,323 local access lines, respectively, in service as of December 31, 2010, 2009 and 2008.

Most wireline telephone companies have experienced a loss of local access lines due to increased competition from wireless providers, competitive local exchange carriers, cable operators and challenging economic conditions.  We have not been immune to these conditions (See “—Trends and Factors that May Affect Future Operating Results”).  In 2008, both Suddenlink and Comcast, cable competitors in Texas, as well as NewWave Communications in Illinois, launched a competing voice product, which contributed to a spike in our line loss.  We estimate that cable companies are now offering voice service to all of their addressable customers, covering 85% of our entire service territory.

In addition, we believe that our VOIP telephone additions are being substituted for our traditional access lines.  We expect to continue to experience modest erosion in access lines both due to market forces and through our own cannibalization.

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

We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long-distance), through the use of local measured service with free incoming calls and by announcing special promotions, like discounted second lines.  We also market a “triple play” bundle, which includes local telephone service, DSL and IPTV.  As of December 31, 2010, IPTV was available to approximately 205,000 homes in our markets.  Our IPTV subscriber base has grown substantially over the last three years and totaled 29,236, 23,127 and 16,666 subscribers at December 31, 2010, 2009 and 2008, respectively.

We also continue to experience substantial growth in the number of DSL subscribers we serve.  We had 106,387, 100,122 and 91,817 DSL lines in service as of December 31, 2010, 2009 and 2008, respectively.  Currently over 95% of our rural telephone companies’ local access lines are DSL capable.

In addition to our access line, DSL and video initiatives, we intend to continue to integrate best practices across our markets. We also continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives have included:

•                  Hosted VOIP service in all of our markets to meet the needs of small to medium-sized business customers that want robust functionality without having to purchase a traditional key or PBX phone system;

•                  VOIP service for residential customers, which is being offered to our customers as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor;

•                  DSL service—even to users who do not have an access line—which expands our customer base and creates additional revenue-generating opportunities;

•                  Metro-Ethernet services delivered over our copper infrastructure with speeds of 25 mbps to 40 mbps;

•                  DSL product with speeds up to 20 mbps for those customers desiring greater Internet speed; and

•                  High definition video programming, video on demand and DVR recorders in all of our IPTV markets.

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

•                  The cost of transport and termination of long-distance and private lines outside our rural telephone companies’ service area; and

•                  The cost of programming content used to deliver analog and digital television services.

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

Our operating support and back-office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations.  We have migrated most key business processes onto a single Company-wide system and platform.  We hope to improve profitability by reducing individual Company costs through centralizing, standardizing, and sharing best practices.  We did not incur any integration or restructuring expenses in 2010.  For the years ended December 31, 2009 and 2008, we incurred integration and restructuring expenses of $7.4 million and $4.8 million, respectively.  Savings from integration and restructuring, along with other cost reduction efforts, have allowed us to mostly offset revenue declines.

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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life.  The net carrying value of customer lists at December 31, 2010, is being amortized at a weighted-average life of approximately 2.9 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The results of operations discussed below reflect our consolidated results.

For the year ended December 31, 2010, compared to December 31, 2009

The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010		2009
(in millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	91.9	24.0	97.2	23.9
Network access services	81.7	21.3	86.3	21.3
Subsidies	48.7	12.7	56.0	13.8
Long-distance services	18.0	4.7	20.4	5.0
Data, Internet and video services	75.2	19.6	68.1	16.8
Other services	34.1	8.9	36.6	9.0
Total telephone operations	349.6	91.2	364.6	89.8
Other operations	33.8	8.8	41.6	10.2

Total operating revenue	383.4	100.0	406.2	100.0

Expenses
Telephone operations	199.1	51.9	211.1	52.0
Other operations	31.2	8.2	39.2	9.6
Depreciation and amortization	87.2	22.7	85.2	21.0
Total operating expense	317.5	82.8	335.5	82.6

Income from operations	65.9	17.2	70.7	17.4

Interest expense, net	50.7	13.2	57.9	14.3
Other income, net	27.0	7.0	25.5	6.3
Income tax expense	9.0	2.3	12.4	3.0

Net income	33.2	8.7	25.9	6.4
Net income attributable to noncontrolling interest	0.6	0.2	1.0	0.3

Net income attributable to common stockholders	32.6	8.5	24.9	6.1

Revenue

Revenue in 2010 declined by $22.8 million, or 5.6%, to $383.4 million from $406.2 million in 2009.  The decline in revenue was principally the result of the sale of our CMR and Operator Services businesses during 2010 and declines in our traditional wireline businesses (which includes local calling services, network access services, subsidies and long-distance services) caused primarily by a loss of access lines.     The year over year decline in revenues as a result of the sale of CMR and Operator Services totaled $10.2 million.  Excluding the impact on revenue from the sale of these business units, year-over-year revenues decreased by only 3.2%.  These declines were partially offset by a double digit percentage growth in data, Internet and video revenues.  DSL and IPTV connections increased significantly in 2010.  Revenues from our Prison Services business also increased in 2010 versus 2009.  Connections by type are as follows:

	December 31,
	2010	2009

Residential access lines in service	140,660	146,766
Business access lines in service	96,481	100,469
Total local access lines in service	237,141	247,235

VOIP subscribers	8,640	8,665
IPTV subscribers	29,236	23,127
ILEC DSL subscribers	106,387	100,122
Total broadband connections	144,263	131,914

CLEC access line equivalents (1)	81,090	72,681

Total connections	462,494	451,830

Long-distance lines (2)	172,856	165,714
Dial-up subscribers	1,354	2,371

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

Telephone Operations Revenue

Local calling services revenue decreased by $5.3 million, or 5.5%, to $91.9 million in 2010 compared to $97.2 million in 2009.  The decrease is primarily due to the decline in local access lines, as discussed under “—Trends and Factors that May Affect Future Operating Results”.

Network access services revenue decreased by $4.6 million, or 5.3%, to $81.7 million in 2010 compared to $86.3 million in 2009.  The decrease is primarily due to a decline in switched access revenue as a result of a decline in minutes of use.  In addition, we experienced a decrease in subscriber line charge revenue due to access line loss.

Subsidy revenue decreased by $7.3 million, or 13.0%, to $48.7 million in 2010 compared to $56.0 million in 2009.  The decrease was principally the result of a reduction in the amount of interstate high cost fund support we received, and, to a lesser extent, access line loss for interstate common line revenue.

Long-distance services revenue decreased by $2.4 million, or 11.8%, to $18.0 million in 2010 as compared to $20.4 million in 2009.  The decrease is primarily due to a decline in billable minutes as customers increase their use of wireless devices for long-distance calls and move to unlimited long-distance plans.

Data, Internet and video revenue increased by $7.1 million, or 10.4%, to $75.2 million in 2010 as compared to $68.1 million in 2009.  The increase is primarily due to continued growth in the number of DSL and IPTV subscribers, along with higher fees related to the expansion of additional services such as video on demand and higher DSL speeds.

Other services revenue decreased by $2.5 million, or 6.8%, to $34.1 million in 2010 as compared to $36.6 million in 2009.  The decrease is primarily due to a reduction in revenue related to our transport business along with a decrease in other miscellaneous services such as inside wire maintenance, billing and collections and finance charges.

Other Operations Revenue

Other Operations revenue decreased by $7.8 million, or 18.8%, to $33.8 million in 2010 as compared to $41.6 million in 2009.  The sale of our CMR and Operator Services business units negatively affected revenue by $10.2 million year over year.  A gain in revenue from our Prison Services business partially offset some of this decline.

Operating Expenses

Operating expenses decreased in 2010 by $20.0 million, or 8.0%, to $230.3 million as compared to $250.3 million in 2009.  Reductions in operating expenses by segment are discussed below.  Reductions in operating expenses have allowed us to mostly offset revenue declines.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $12.0 million, or 5.7%, to $199.1 million in 2010 as compared to $211.1 million in 2009.  The overall decrease in operating expenses was principally the result of $7.4 million of integration expenses incurred in 2009 with no equivalent amounts incurred in 2010, along with lower pension, postretirement and professional fee expenses in 2010.  These decreases in operating expense were partially offset by higher bad debt expense related to an increase in the number of IPTV subscribers and an increase in intercarrier access disputes.  As our IPTV subscriber base increases, we expect to see corresponding increases in bad debt.  Our cost structure continues to benefit from previous integration and cost reduction efforts from prior years.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $8.0 million, or 20.4%, to $31.2 million in 2010 as compared to $39.2 million in 2009.  The decrease in Other Operations expenses was primarily the result of the elimination of $11.0 million of operating expenses related to the sale of our CMR and Operator Services business units in 2010.  These decreases were partially offset by an increase in operating expenses related to revenue growth in our Prison Services business.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.0 million, or 2.3%, to $87.2 million in 2010 compared to $85.2 million in 2009.  The increase in depreciation and amortization is principally due to increased spending on video equipment which has a relatively shorter depreciation life.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, decreased by $7.2 million, or 12.4%, to $50.7 million in 2010 compared to $57.9 million in 2009.  Interest expense in 2010 benefited from the expiration during 2009 of $135 million of fixed interest rate swaps as the fixed rates paid on the swaps were at a significantly higher rate than the rates we received in return, as well as lower overall interest rates in general.  Interest expense in 2010 also benefited from the reversal of $1.4 million of interest expense related to uncertain tax positions for which the statute of limitations expired on September 15, 2010.

Other Income (Expense)

Other income (expense) increased $1.5 million to $27.0 million in 2010 compared to $25.5 million in 2009.  The 2010 increase was principally due to improved earnings from our wireless partnerships.  Other income (expense) in 2009 was positively affected by a gain of $1.8 million from the reversal of a previously established reserve in excess of the settlement amount of a dispute with Verizon.

Income Taxes

Our provision for income taxes decreased by $3.4 million to $9.0 million in 2010 compared to $12.4 million in 2009.  The effective tax rate was 21.3% for 2010 and 32.3% for 2009.

The effective rate was lower in 2010 primarily due to changes in unrecognized tax benefits.  During 2010, we recognized a net $4.2 million decrease in our liability for uncertain tax positions which reduced our tax expense for the year by a corresponding amount.  The net decrease included a $5.4 million decrease due to the expiration of a federal statute of limitation and an increase of $1.2 million related to 2009 state income tax filings with a corresponding $0.4 million of related federal deferred tax asset.  We also recognized $0.3 million of tax benefit in 2010 from adjusting our 2009 provision to match our 2009 returns versus $0.9 million of tax benefit in 2009 from adjusting our 2008 provision to match our 2008 returns.  In addition, as a result of state tax planning and changes to our state tax reporting structure, we had a net decrease in our state deferred income tax rate.  This change in the state deferred income tax rate resulted in a $0.6 million of tax benefit in 2010 compared to a $1.0 million tax benefit in 2009 due to applying a lower effective deferred income tax rate to previously recorded tax liabilities.  In addition, various prior year returns were amended and filed in 2009, resulting in a $0.5 million state tax benefit.

Exclusive of these adjustments, our effective tax rate would have been 34.3% for the year ended December 31, 2010, compared to 36.2% for the year ended December 31, 2009.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.6 million in 2010 versus $1.0 million in 2009.  The income for our ETFL subsidiary declined due to a reduction in revenue.

For the year ended December 31, 2009, compared to December 31, 2008

The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009		2008
(in million, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	97.2	23.9	104.6	25.0
Network access services	86.3	21.3	95.3	22.8
Subsidies	56.0	13.8	55.2	13.2
Long-distance services	20.4	5.0	24.1	5.7
Data, Internet and video services	68.1	16.8	62.7	15.0
Other services	36.6	9.0	37.1	8.9
Total telephone operations	364.6	89.8	379.0	90.6
Other operations	41.6	10.2	39.4	9.4

Total operating revenue	406.2	100.0	418.4	100.0

Expenses
Telephone operations	211.1	52.0	214.5	51.2
Other operations	39.2	9.6	43.8	10.5
Depreciation and amortization	85.2	21.0	91.7	21.9
Total operating expense	335.5	82.6	350.0	83.6

Income from operations	70.7	17.4	68.4	16.4

Interest expense, net	57.9	14.3	66.3	15.9
Other income, net	25.5	6.3	10.7	2.6
Income tax expense	12.4	3.0	6.6	1.6

Income before extraordinary item	25.9	6.4	6.2	1.5

Extraordinary item, net of tax	—	—	7.2	1.7

Net income	25.9	6.4	13.4	3.2
Net income attributable to noncontrolling interest	1.0	0.3	0.9	0.2

Net income attributable to common stockholders	24.9	6.1	12.5	3.0

Revenue

Revenue in 2009 declined by $12.2 million, or 2.9%, to $406.2 million from $418.4 million in 2008. Overall, the decline in revenue was principally the result of year-over-year declines in the number of access lines, which impacted revenue for local calling services, network access services and long-distance services. This access line loss was partially offset by an increase in broadband connections. VOIP, DSL and IPTV connections all increased significantly in 2009. Connections by type are as follows:

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

Subsidy revenue was basically flat, totaling $56.0 million in 2009 versus $55.2 million in 2008, a $0.8 million increase, or 1.4%.  Increases in the amount of federal high cost fund support received was offset somewhat by a decline in the amount of state high cost fund support received.

Long-distance services revenue decreased by $3.7 million, or 15.4%, to $20.4 million in 2009 as compared to $24.1 million in 2008.  The decrease is primarily due to a decline in billable minutes as customers move to our unlimited long-distance plan.

Data, Internet and video revenue increased by $5.4 million, or 8.6%, to $68.1 million in 2009 as compared to $62.7 million in 2008.  The increase is primarily due to an increase in DSL and IPTV subscribers.

Other services revenue decreased by $0.5 million, or 1.3%, to $36.6 million in 2009 as compared to $37.1 million in 2008.  The decrease is primarily due to a reduction in revenue related to our transport business.

Other Operations Revenue

Other Operations revenue increased by $2.2 million, or 5.6%, to $41.6 million in 2009 as compared to $39.4 million in 2008.  Decreased incoming calls in our operator services business was offset by increases in our telemarketing and prison services businesses.

Operating Expenses

Operating expenses decreased in 2009 by $1.9 million, or 0.8%, to $250.3 million as compared to $252.2 million in 2008.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $3.4 million, or 1.6%, to $211.1 million in 2009 as compared to $214.5 million in 2008.  The overall decrease in operating expenses was principally driven from a reduction in workforce implemented in early 2009, lower costs paid for access services as a result of lower minutes of usage and from cost reductions resulting from our integration projects.  In 2009, we successfully migrated our customer billing platform in Pennsylvania to the same billing system used by our ILECs in Texas and Illinois.  We also consolidated most of our corporate accounting functions into our Illinois corporate office and completed our consolidation into one network operations center based in Mattoon, Illinois.  2009 operating expenses were negatively affected by significantly higher pension and other postretirement costs and to a lesser extent from increased personal property and real estate taxes.  2008 operating expenses were negatively affected by costs incurred as a result of Hurricane Ike, which caused severe power outages in both Texas and Pennsylvania.

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

Interest Expense, Net of Interest Income

Interest expense, net of interest income, decreased by $8.4 million, or 12.7%, to $57.9 million in 2009 compared to $66.3 million in 2008.  Interest expense in 2009 benefited from the expiration in 2009 of $135 million of fixed interest rate swaps as the fixed rates paid on the swaps were at a significantly higher rate than the rates we received in return.  Interest expense also benefited in 2009 from significantly lower interest rates in general, as well as the repayment on April 1, 2008, of our senior notes which paid interest at 9.375%.

Other Income (Expense)

Other income (expense) increased $14.8 million to $25.5 million in 2009 compared to $10.7 million in 2008.  The increase was principally due to the $9.2 million loss on early extinguishment of debt recognized in 2008 related to the early redemption of our then outstanding senior notes and the related write-off of unamortized debt financing costs.  Other income (expense) in 2009 was positively affected by improved earnings from our wireless partnership interests and from a $1.8 million gain from the reversal of a previously established reserve in excess of the settlement amount of a dispute with Verizon.

Extraordinary Item

In the fourth quarter of 2008, we determined it was no longer appropriate to continue the application of the FASB’s authoritative guidance on the accounting for the effect of certain types of regulation for certain wholly owned subsidiaries—Illinois Consolidated Telephone Company, Consolidated Communications of Texas Company and Consolidated Communications of Fort Bend Company.

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

The effective rate was lower in 2009 due to state tax planning and the changes to our state tax reporting structure resulting from the completion of the internal restructuring effective December 31, 2008.  This change resulted in an additional net decrease in our state deferred income tax rate.  This change in the state deferred income tax rate resulted in a $1.0 million of tax benefit in 2009 due to applying a lower effective deferred income tax rate to previously recorded tax liabilities.  In addition, various prior-year state returns were amended and filed resulting in a $0.5 million state tax benefit.

Taxes were higher during 2008 due to state income taxes owed in certain states where we were required to file on a separate legal entity basis and the rate impact of the extraordinary gain presented net of tax.  In addition, we completed a tax free legal entity reorganization project resulting in changes to our state reporting structure.  The change resulted in a net decrease in our state deferred income tax rate.  The change in the state deferred income tax rate resulted in a $1.2 million tax benefit in 2008 due to applying a lower effective deferred income tax rate to previously recorded deferred tax liabilities.  Also, during 2008, the state of Texas completed an audit of two Texas subsidiaries resulting in additional tax expense of $0.8 million.

Exclusive of these adjustments, our effective tax rate would have been 36.2% for the year ended December 31, 2009, compared to 48.1% for the year ended December 31, 2008.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $1.0 million in 2009 versus $0.9 million in 2008.  The income for our ETFL subsidiary was relatively stable year over year.

Trends and Factors that May Affect Future Operating Results

Growth of data, Internet and video services

We continue to expand the deployment of our broadband and IPTV services.  Our business plan is focused on growing revenues by expanding the number of customers who subscribe to our Internet and IPTV services.  As of December 31, 2010, over 96% of our connections are DSL capable at speeds up to 6 mbps, and we have passed approximately 205,000 homes with our IPTV service.  We expect to continue increasing the percentage of households in our territories who subscribe to these services.  We also expect to continue working with our vendors to improve the requisite hardware and software technology.  If we are unable to continue to increase the penetration of our Internet and video services, our future revenues, cash flows and results of operations may suffer.

Although we expect revenues from data, Internet and video services to grow substantially, this business typically generates lower margins than our traditional wireline business (primarily due to the lack of subsidies for this revenue stream).  As a result, as we replace traditional wireline revenue with revenue from data, Internet and video services, our margins may decline.  See “—Results of Operations”.

Loss of Access Lines

Most wireline telephone companies have experienced a loss of local access lines due to increased competition from wireless providers, cable television operators, competitive local exchange carriers and challenging economic conditions.  We have not been immune to these conditions.  In 2010 and 2009, our number of access lines decreased by 10,094 and 17,088, respectively.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end-users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We expect this trend to continue although on a declining scale.  The continued decline in local access lines will have a negative impact on our future cash flow and results of operations.

Competition and Regulation

Technological, regulatory and market changes have provided us both new opportunities and challenges.  These changes have allowed us to offer new types of services in an increasingly competitive market.  At the same time, they have allowed other service providers to broaden the scope of their own competitive offerings.  Current and potential competitors for network services include other telephone companies, cable companies, wireless service providers, satellite providers, Internet service providers, providers of VOIP services and other companies that offer network services using a variety of technologies.  Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.  Many of our competitors also remain subject to fewer regulatory constraints than us.  We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition.  The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities.

Summary of Critical Accounting Policies

We base this discussion and analysis of our results of operations, cash flow and financial condition on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.

Goodwill and other intangible assets

Goodwill

The FASB accounting guidance related to goodwill and other intangible assets that have indefinite useful lives requires us to perform an assessment, no less than annually, of the carrying value of goodwill associated with each of our reporting units.  The goodwill impairment analysis is a two-step process.  The first step identifies potential impairment by comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  To calculate the reporting unit’s fair value, we utilize both a discounted cash flow approach to estimate the fair value of our reporting units as well as a market approach.  Significant management judgment is required in developing the assumptions used in the discounted cash flow model.  These significant assumptions include increases or decreases in growth rates for revenues and expenses, expected amounts for future capital expenditures, working capital needs, and discount rates (weighted-average cost of capital (“WACC”)).  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and a second step is performed to measure the amount of any potential impairment.

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

In 2008, we considered our reporting units to be the Telephone Operations services in our Illinois ILEC territory, Telephone Operations services in our Texas ILEC territories, Telephone Operations services in our Pennsylvania ILEC territory, Pennsylvania CLEC Operations and each of the companies in our Other Operations Segment, which includes Prison Services, Business Systems, Operator Services and CMR.

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

Following the impairment of goodwill recognized in our CMR reporting unit in the fourth quarter of 2008, the only remaining reporting units in the Other Operations segment which have a goodwill intangible balance are our Prison Services and Business Systems entities.  The carrying value of the goodwill by reporting unit as of December 31, 2010 is:

Telephone operations	$519.5 million
Prison Services	$0.2 million
Business Systems	$0.8 million

We perform our annual assessment of the carrying value of goodwill as of November 30 of each year, or more frequently if circumstances arise which would indicate a reduction in the fair value of a reporting unit below its carrying value.  Each year as of November 30, we determine the estimated fair value of each of our reporting units using a discounted cash flow model.  Our 2010, 2009 and 2008 impairment testing did not result in any impairment of any reporting units, except for the CMR reporting unit in 2008.  In 2008, we recorded an impairment charge of $6.1 million as the carrying value of the CMR reporting unit exceeded the implied fair value of goodwill as of the testing date.

The discount rate, sales growth and profitability assumptions are material assumptions utilized in our discounted cash flow model.  The discount rate is an after-tax WACC.  The WACC is calculated based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as beta and the equity risk premium) are based upon market data over time.  Sales growth rates and profitability assumptions are aligned with our long-term strategic planning process and reflect the best estimate of future results based on all information available to us at the assessment date.

In 2010, the equity portion of our WACC included an equity risk premium of 6.7%, a beta of 1.08, a risk-free treasury rate of 3.80%, and a small stock risk premium of 2.49%.  In addition, we used a debt yield of 7.83%, which represents a weighted-average high yield applicable to some of our competitors as of December 2010 plus an additional adjustment of 1.50% to recognize the amount of leverage of our Company versus some in our peer group.

Using the inputs above, the WACC used in our discounted cash flow model was 8.2% at November, 30, 2010.  Holding all other inputs in our model constant, we could increase the WACC rate to approximately 9.95% without the reporting unit’s calculated fair value falling below its carrying value.  In addition, the calculated fair value of our reporting units could decrease by approximately 18% without falling below the carrying value.

Our discounted cash flow model assumes that our broadband business (both Internet and IPTV) continues to grow, mostly offsetting a projected continued decline in the wireline telephone business.  We have also assumed a slow but continuous increase in operating expense. As a result, our model assumes margin compression as higher margin revenues generated from local access lines are being replaced by lower margin revenues from DSL, IPTV, VOIP and other products.  For the reporting units in our Other

Operation segment, we assumed flat to slightly growing revenue, while expense growth is consistent with the assumptions made in the telephone operations segment.  This mostly results in steady margins, which is consistent with the recent operations of these businesses.  Despite these conservative assumptions, our analysis continues to conclude that there is no impairment of the carrying value of our goodwill in any of our reporting units.

We also evaluated the carrying value of our reporting units using a market approach.  In applying this methodology, we looked at prior transactions involving other comparable RLECs and the market multiples which were paid relative to enterprise value.  This approach confirmed the indicative fair values under the discounted cash flow approach.

In the course of operating the business, should our assumptions not be realized, we would generally attempt to offset any unexpected revenue declines with proportional reductions in our cost structure, including cost of services and products and selling, general and administrative expenses.

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

We determine if impairment exists primarily based on a method that uses discounted cash flows.  This requires management to make certain assumptions regarding future income, royalty rates, and discount rates, all of which would affect our impairment calculation.  Our 2010 review did not result in any impairment.

Revenue recognition

Revenue is recognized when evidence of an arrangement exists, the earnings process is complete, and collectability is reasonably assured.  Marketing incentives, including bundle discounts, are recognized as revenue reductions in the period the service is provided.

Local calling services, enhanced calling features, special access circuits, long-distance flat-rate calling plans and most data services (including DSL and IPTV) are billed to end-users in advance.  Billed but unearned revenue is deferred and recorded in advance billings and customer deposits.

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

The Company reports taxes imposed by governmental authorities on revenue-producing transactions between the Company and its customers on a net basis.

Derivatives

We have designated derivative contracts as cash flow hedges which will convert a portion of future cash flows associated with the interest to be paid on our credit facility from a floating rate to a fixed rate.  The change in the market value of these derivative contracts is highly effective at offsetting changes in interest rate movements of our hedged item.  Gains and losses arising from the change in fair value of the hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of interest expense in the period in which the hedged item affects earnings.  If the derivative instruments used would no longer be effective at offsetting changes in the price of the hedged item, then the changes in the market value of these instruments would be recorded in the statement of operations as a component of interest expense.

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

Allowance for uncollectible accounts

We use estimates and assumptions when evaluating the collectability of our accounts receivable.  When we are aware that a specific customer is unable to meet its financial obligations, such as following a bankruptcy filing or substantial downgrading of credit scores, we record a specific allowance against amounts due to set the net receivable to an amount we believe we can collect.  For all other customers, we generally reserve an amount based upon a rolling four month average of actual write-offs.  If circumstances change, we may review the adequacy of the allowance to determine if we should modify our estimates of the recoverability of amounts due us by a material amount.  At December 31, 2010 and 2009, our total allowance for uncollectible accounts for all business segments was $2.7 million and $1.8 million, respectively.

Pension and postretirement benefits

The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.

We make significant assumptions in regards to our pension and postretirement plans, including the expected long-term rate of return on plan assets and the discount rate used to value the periodic pension expense and liabilities.  Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at 50% to 60% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 7.5% in 2010 and 7.7% in 2009.  In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations.  For our 2010 and 2009 projected benefit obligations, we used a weighted-average discount rate of 5.86% and 6.23%, respectively, for our pension plans and 5.58% and 6.10%, respectively, for our other postretirement plans.

Net pension and postretirement costs were $5.6 million, $8.5 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  In 2010, we did not make a contribution to our qualified pension plan but contributed $2.4 million to our 401(k) plan and $2.6 million to our other postretirement plans.  In 2009, we contributed $10.5 million to our qualified pension plan and $2.8 million to our other postretirement plans.  In 2011, we expect to make contributions totaling approximately $9.5 million to our qualified pension plan, $0.1 million to our non-qualified pension plan, $2.4 million to our 401k plan and $2.9 million to our other postretirement plans.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information concerning our financial condition.

	December 31,
(In thousands)	2010	2009
Cash and cash equivalents	$67,654	$42,758
Working capital	60,658	30,488
Total debt	884,125	880,344
Current ratio	1.80	1.39

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for 2011 will arise primarily from:  (i) an expected dividend payment of $46.0 million to $47.0 million; (ii) interest payments on our indebtedness of approximately $45.0 million to $48.0 million; (iii) capital expenditures of $38.0 million to $41.0 million; (iv) cash income tax payments of $14.0 million to $16.0 million; (v) 401(k), pension and other postretirement plan contributions of approximately $14.9 million; and (vi) certain other costs.  In addition, we may use cash and incur additional debt to fund selective acquisitions.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for at least the next 12 months to fund our currently anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Cash and cash equivalents.  Cash and cash equivalents in 2010 increased by $24.9 million compared to an increase of $27.3 million in 2009.  While cash generated from operations year over year was relatively stable, a distribution to a noncontrolling interest made in 2010 was the principal reason for the slight year over year decrease in total cash flow.

Cash provided by operations.  Net cash provided by operating activities was relatively flat year over year, at $115.0 million for 2010 as compared to $116.3 million in 2009.  Declines in revenue in 2010 were offset by reductions in operating expense.

Working capital.  Our net working capital position increased by $30.2 million in 2010 versus 2009.  Our improved working capital position in 2010 is principally the result of the increase in cash and cash equivalents as noted above, plus an increase in income taxes receivable and higher inventory balances.

Cash available under our secured revolving credit facility.  At December 31, 2010 and 2009, we had no borrowings or letters of credit outstanding under our secured revolving credit facility and $50 million of availability (see a more detailed description of our secured revolving credit facility below).

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  During 2010, we used $46.2 million of cash to make dividend payments to shareholders.  In 2009, we used $45.9 million of cash to make dividend payments to shareholders.  The increase in dividend payments is the result of the issuance of restricted stock under our long-term incentive plan.  Our current annual dividend rate is approximately $1.55 per share.

Interest and other payments related to outstanding debt.  During 2010, we used $50.2 million of cash to make required interest payments on our outstanding debt, including payments to settle swap liabilities.  We also used $0.4 million of cash during 2010 to reduce our capital lease obligations.  During 2009, we used $56.0 million of cash to make required interest payments on our outstanding debt, including payments to settle swap liabilities.  We also used $0.9 million of cash during 2009 to reduce our capital lease obligations.

Pension and postretirement obligations.  During 2010, we used $5.0 million of cash to fund 401(k) and other postretirement plans.  During 2009, we used $15.9 million of cash to fund pension, 401(k) and other postretirement obligations.  In 2011, we expect to make payments totaling $14.9 million in contributions for pension, 401k and other postretirement plans.  The increase in contributions in 2011 relates primarily to minimum contribution requirements for our qualified pension plans and a higher level of estimated payments for other postretirement benefits.

Capital expenditures.  During 2010, we spent approximately $41.7 million on capital projects.  In 2009, we spent approximately $42.4 million on capital projects.

Debt

The following table summarizes our indebtedness as of December 31, 2010:

(in thousands)	Balance	Maturity Date	Rate (1)

Capital leases	$4,125	May 31, 2021	5.5%
Revolving credit facility	—	December 31, 2013	LIBOR plus 2.75%
Term loan	$880,000	December 31, 2014	LIBOR plus 2.50%

(1)          As of December 31, 2010, the 1-month LIBOR in effect on our borrowings was 0.26%.

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

At December 31, 2010, we had no borrowings or letters of credit outstanding under the revolving credit facility.  Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR.  As of December 31, 2010, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loan and 2.75% for the revolving credit facility.  The applicable margin for alternative base rate loans was 1.50% per year for the term loan and 1.75% for the revolving credit facility.  For the year ended December 31, 2010, the weighted-average interest rate incurred on our credit facilities, including the effect of our interest rate swaps, was 5.71% per annum.

Derivative Instruments

At December 31, 2010, we had $630 million notional amount of floating to fixed interest rate swap agreements outstanding and $430 million notional amount of basis swaps outstanding.  In addition, we also have entered into $100 million notional amount of a forward floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

We have $430 million notional amount of floating to fixed swap agreements outstanding whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  The basis swap agreements are structured so that we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR.  Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility.

We also have in place $200 million notional amount of floating to fixed interest rate swap agreements that became effective on December 31, 2010.  Under these swap agreements, we make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  These swap agreements have a maturity date of March 31, 2013.

In addition, we also have entered into a $100 million notional amount of forward floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  For this swap agreement, we will make fixed payments to the swap counterparty at a weighted-average fixed rate of 1.65% and receive 1-month LIBOR.  The September 2011 forward swap agreement has a maturity date of September 30, 2013.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Adjusted EBITDA (a) minus, to the extent not deducted in the determination of Adjusted EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period, net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Adjusted EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through December 31, 2010, and after taking into consideration dividend payments (including the $11.5 million dividend declared in November 2010 and paid on February 1, 2011), we continue to have $124.9 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2010, our total net leverage ratio was 4.83:1.00, and our interest coverage ratio was 3.60:1.00.

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

Capital leases

The Company had previously leased from LATEL LLC (“LATEL”) five properties which have been used as office and warehouse space.  These triple net operating leases required us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes.  With the sale of our CMR business unit in early 2010, we assigned the lease for the building used by CMR to the purchaser of that business at closing.

On December 22, 2010, we entered into new lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis, effective December 1, 2010.  The Company expects to vacate a fourth property no later than July 31, 2011.

The three new leases each have a maturity date of May 31, 2021 and will require total rental payments to LATEL of approximately $7.9 million over the term of the leases.  In accordance with Accounting Standards Codification Topic 840, Leases, we have treated each of the three leases as capital leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The carrying value of the capital leases at December 31, 2010 was approximately $4.1 million.

The Chairman of the Company, Richard A. Lumpkin, and his immediate family have a beneficial ownership interest of 74.85% of LATEL, directly or through Agracel, Inc. (“Agracel”).  Agracel is a real estate investment company of which Mr. Lumpkin, together with his family, have a beneficial interest of 49.7%.  In addition, Mr. Lumpkin is a director of Agracel.  Agracel is the sole managing member and 50% owner of LATEL.

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

Off-balance sheet arrangements

In the ordinary course of business, we enter into surety, performance and similar bonds.  As of December 31, 2010, we had approximately $2.0 million of these bonds outstanding.

Table of contractual obligations and commitments

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2010.  Other non-current liabilities included in our Consolidated Balance Sheet that may not be fully disclosed below include accrued pension and postretirement costs.  Refer to Notes 14 and 15 of the Notes to the Consolidated Financial Statements.

	Payments due or expiring by period
(In thousands)	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Term loan and associated interest (a)	$977,152	$24,288	$48,576	$904,288	$—
Capital lease	7,828	667	1,384	1,455	4,322
Operating leases	8,249	2,250	3,105	1,081	1,813
Interest rate swaps	28,105	18,370	9,735	—	—
Other (b)	2,240	1,309	719	140	72
Total Contractual obligations	$1,023,574	$46,884	$63,519	$906,964	$6,207

(a)   This item consists of interest and principal payments under our $880 million term loan facility.  The term loan facility matures on December 31, 2014.  For purposes of this table, we assumed a fixed interest rate of 2.76% throughout the entire term of the loan, which was the 1-month LIBOR in effect at December 31, 2010 plus the fixed margin of 2.5%.  The actual rate will vary depending on the rates in effect at the time of payment.

(b)   Represents payments for four operational support systems obligations.  Should we terminate any of the contracts prior to their expiration, we will be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts.  In addition, we have a contractual obligation for network maintenance.

Under accounting guidance applicable for uncertainty in income taxes, unrecognized tax benefits of $1.5 million are excluded from the contractual obligations table because the timing of future cash outflows to settle these liabilities is highly uncertain.

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

At December 31, 2010, the interest rate on $250 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.  If market interest rates changed by 1.0% from the average rates that prevailed during 2010, interest expense would have increased or decreased by approximately $2.8 million for the year.

As of December 31, 2010, the fair value of interest rate swap agreements amounted to a liability of $28.1 million.  The deferred loss, net of taxes, recognized in accumulated other comprehensive loss for our interest rate swaps totaled $17.8 million at December 31, 2010.

Impact of Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies — Adoption of Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and supplementary data of the Company and its subsidiaries are included below on pages F-1 through F-68 of this report:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of Messrs. Currey and Childers, there has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a—15(f).  Management, with the participation of Messrs. Currey and Childers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control on financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report on page 77 included in this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated Communications Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011, expressed an unqualified opinion therein.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 4, 2011

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

Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 3, 2011, which proxy statement will be filed before April 30, 2011.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 3, 2011, which proxy statement will be filed before April 30, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 3, 2011, which proxy statement will be filed before April 30, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 3, 2011, which proxy statement will be filed before April 30, 2011.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of our Stockholders to be held on May 3, 2011, which proxy statement will be filed before April 30, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                  Index to exhibits, financial statements and schedules.

(1)          The following consolidated financial statements and reports are included beginning on page F-1 hereof:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations — For the years ended December 31, 2010, 2009, and 2008.

Consolidated Balance Sheets — December 31, 2010 and 2009.

Consolidated Statements of Changes in Stockholders’ Equity  — For the years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows — For the years ended December 31, 2010, 2009, and 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Pennsylvania RSA 6(II) Limited Partnership Balance Sheets — December 31, 2010 and 2009.

Pennsylvania RSA 6(II) Limited Partnership Statements of Operations — For the years ended December 31, 2010, 2009 and 2008.

Pennsylvania RSA 6(II) Limited Partnership Statements of Changes in Partners’ Capital — For the years ended December 31, 2010, 2009 and 2008.

Pennsylvania RSA 6(II) Limited Partnership Statements of Cash Flows — For the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

GTE Mobilnet of Texas #17 Limited Partnership Balance Sheets — December 31, 2010 and 2009.

GTE Mobilnet of Texas #17 Limited Partnership Statements of Operations — For the years ended December 31, 2010, 2009 and 2008.

GTE Mobilnet of Texas #17 Limited Partnership Statements of Changes in Partners’ Capital — For the years ended December 31, 2010, 2009 and 2008.

GTE Mobilnet of Texas #17 Limited Partnership Statements of Cash Flows — For the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

(2)          The following consolidated financial statement schedule of the Company is included on page F-42 hereof:

SCHEDULE II       Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)   Exhibits required by Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086).
3.2	Form of Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended September 30, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086).
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

10.5

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

10.6

Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.12 to Form S-4 dated October 26, 2004, file no. 333-119968).

10.7

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2010).

10.8

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2010).

Exhibit Number	Description
10.9

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 22, 2010).

10.10

Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company (incorporated by reference to Exhibit 10.13 to Form S-4 dated October 26, 2004, file no. 333-119968)).

10.10.1

Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002 (incorporated by reference to Exhibit 10.14 to Form S-4 dated October 26, 2004, file no. 333-119968)).

10.11

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086).

10.12*

Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (As Amended and Restated Effective May 4, 2010) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2010).

10.13*	Form of Employment Security Agreement with Robert J. Currey (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 4, 2009).
10.14*	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 4, 2009).
10.15*

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to Form 10-K for the period ended December 31, 2007).

10.16*	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 12, 2007).
10.17	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 12, 2007).
10.18	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to Form 8-K dated March 12, 2007).
10.19*	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to Form 8-K dated March 12, 2007).
10.20*	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to Form 8-K dated March 12, 2007).
21.1	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mattoon, State of Illinois, on the 4th day of March 2011.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

By:	/s/ Robert J. Currey
Name:	Robert J. Currey
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Robert J. Currey	President and Chief Executive	March 4, 2011
	Robert J. Currey	Officer and Director
(Principal Executive Officer)

By:	/s/ Steven L. Childers	Senior Vice President and	March 4, 2011
	Steven L. Childers	Chief Financial Officer
(Principal Financial and
Accounting Officer)

By:	/s/ Richard A. Lumpkin	Chairman of the Board	March 4, 2011
	Richard A. Lumpkin	and Director

By:	/s/ Jack W. Blumenstein	Director	March 4, 2011
Jack W. Blumenstein

By:	/s/ Roger H. Moore	Director	March 4, 2011
Roger H. Moore

By:	/s/ Maribeth S. Rahe	Director	March 4, 2011
Maribeth S. Rahe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  As of December 31, 2009, and for the years ending December 31, 2009 and 2008, the financial statements of GTE Mobilnet of Texas RSA #17 Limited Partnership (a partnership in which the Company has a 17.02% interest), Pennsylvania RSA 6(I) Limited Partnership (a partnership in which the Company has a 16.67% interest), and Pennsylvania RSA 6(II) Limited Partnership (a partnership in which the Company has a 23.67% interest) (collectively the Limited Partnerships) have been audited by other auditors whose reports have been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for the Limited Partnerships, is based solely on the reports of the other auditors.  In the consolidated financial statements, the Company’s investment in the Limited Partnerships is stated at $49.4 million at December 31, 2009, and the Company’s equity in the net income of the Limited Partnerships is stated at $13.2 million and $10.1 million for the year ending December 31, 2009 and 2008, respectively.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method for accounting for earnings per share under the two-class method and on December 31, 2008, the Company changed its method for accounting for the effects of certain types of regulation.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Pennsylvania RSA 6 (I) Limited Partnership:

We have audited the accompanying balance sheets of Pennsylvania RSA 6 (I) Limited Partnership (the “Partnership”) as of December 31, 2009 and the related statements of operations, changes in partners’ capital, and cash flows for the two years in the period ended December 31, 2009.  Such financial statements are not presented separately herein.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and the results of its operations and its cash flows for the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA
March 8, 2010

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except per share amounts)	2010	2009	2008

Net revenues	$383,366	$406,167	$418,424
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	142,302	145,460	143,563
Selling, general and administrative expenses	88,025	104,774	108,769
Intangible asset impairment	—	—	6,050
Depreciation and amortization	87,142	85,227	91,678
Operating income	65,897	70,706	68,364
Other income (expense):
Interest expense, net of interest income	(50,740)	(57,935)	(66,292)
Investment income	27,744	25,770	20,495
Loss on early extinguishment of debt	—	—	(9,224)
Other, net	(758)	(207)	(577)
Income before income taxes and extraordinary item	42,143	38,334	12,766
Income tax expense	8,991	12,399	6,639
Income before extraordinary item	33,152	25,935	6,127
Extraordinary item (net of income tax of $4,154)	—	—	7,240
Net income	33,152	25,935	13,367
Less: net income attributable to noncontrolling interest	557	1,030	863
Net income attributable to common stockholders	$32,595	$24,905	$12,504

Net income per common share—basic:
Income per common share before extraordinary item	$1.09	$0.84	$0.18
Extraordinary item per share	—	—	0.24
Net income per common share—basic	$1.09	$0.84	$0.42

Net income per common share—diluted:
Income per common share before extraordinary item	$1.09	$0.84	$0.18
Extraordinary item per share	—	—	0.24
Net income per common share—diluted	$1.09	$0.84	$0.42

Cash dividends per common share	$1.55	$1.55	$1.55

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share amounts)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$67,654	$42,758
Accounts receivable, net of allowance for doubtful accounts of $2,694 in 2010 and $1,796 in 2009	42,012	42,125
Inventories	7,972	6,874
Income tax receivable	6,490	3,564
Deferred income taxes	5,672	5,970
Prepaid expenses and other current assets	6,450	6,639
Total current assets	136,250	107,930

Property, plant and equipment, net	356,057	377,200
Investments	99,105	98,748
Goodwill	520,562	520,562
Customer lists, net	79,950	102,088
Tradenames	12,347	13,446
Deferred debt issuance costs, net and other assets	5,275	6,633
Total assets	$1,209,546	$1,226,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,972	$13,482
Advance billings and customer deposits	22,088	20,025
Dividends payable	11,530	11,476
Accrued expense	22,649	23,133
Current portion of capital lease obligations	132	344
Current portion of derivative liability	6,374	6,074
Current portion of pension and postretirement benefit obligations	2,847	2,908
Total current liabilities	75,592	77,442
Long-term portion of capital lease obligation	3,993	—
Senior secured long-term debt	880,000	880,000
Deferred income taxes	73,628	74,711
Pension and other postretirement obligations	80,621	80,298
Other long-term liabilities	23,837	33,439
Total liabilities	1,137,671	1,145,890

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,763,122 and 29,608,653, shares outstanding as of December 31, 2010 and 2009, respectively	298	296
Additional paid-in capital	98,126	109,746
Retained earnings	—	—
Accumulated other comprehensive loss, net	(31,471)	(35,540)
Noncontrolling interest	4,922	6,215
Total stockholders’ equity	71,875	80,717
Total liabilities and stockholders’ equity	$1,209,546	$1,226,607

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional Paid in	Retained	Other Comprehensive	Non- controlling
(In thousands except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total

Balance, January 1, 2008	29,440,587	$294	$160,723	$(169)	$(5,636)	$4,322	$159,534

Dividends on common stock		—	(33,141)	(12,335)	—	—	(45,476)
Shares issued under employee plan, net of forfeitures	71,467	1	—	—	—	—	1
Non-cash, stock-based compensation		—	1,900	—	—	—	1,900
Purchase and retirement of common stock	(23,646)	—	(257)	—	—	—	(257)
Tax on restricted stock vesting		—	(38)	—	—	—	(38)
Pension tax adjustment		—	97	—	—	—	97
Comprehensive (loss):
Net income		—	—	12,504	—	863	13,367
Change in prior service cost and net loss, net of tax of $(18,730)		—	—	—	(31,765)	—	(31,765)
Change in fair value of cash flow hedges, net of tax of $(12,666)		—	—	—	(22,078)	—	(22,078)
Total comprehensive (loss)							(40,476)
Balance, December 31, 2008	29,488,408	$295	$129,284	$—	$(59,479)	$5,185	$75,285

Dividends on common stock		—	(21,021)	(24,905)	—	—	(45,926)
Shares issued under employee plan, net of forfeitures	154,752	1	—	—	—	—	1
Non-cash, stock-based compensation		—	1,927	—	—	—	1,927
Purchase and retirement of common stock	(34,507)	—	(545)	—	—	—	(545)
Tax on restricted stock vesting		—	198	—	—	—	198
Pension tax adjustment		—	(97)	—	—	—	(97)
Comprehensive income (loss):
Net income		—	—	24,905	—	1,030	25,935
Change in prior service cost and net loss, net of tax of $8,345		—	—	—	14,022	—	14,022
Change in fair value of cash flow hedges, net of tax of $5,707		—	—	—	9,917	—	9,917
Total comprehensive income							49,874
Balance, December 31, 2009	29,608,653	$296	$109,746	$—	$(35,540)	$6,215	$80,717

Dividends on common stock		—	(13,584)	(32,595)	—	—	(46,179)
Shares issued under employee plan, net of forfeitures	208,007	2	—	—	—	—	2
Non-cash, stock-based compensation		—	2,363	—	—	—	2,363
Purchase and retirement of common stock	(53,538)	—	(1,001)	—	—	—	(1,001)
Tax on restricted stock vesting		—	602	—	—	—	602
Distributions to non-controlling interests		—	—	—	—	(1,850)	(1,850)
Comprehensive income (loss):
Net income		—	—	32,595	—	557	33,152
Change in prior service cost and net loss, net of tax of $948		—	—	—	1,572	—	1,572
Change in fair value of cash flow hedges, net of tax of $1,430		—	—	—	2,497	—	2,497
Total comprehensive income							37,221
Balance, December 31, 2010	29,763,122	$298	$98,126	$—	$(31,471)	$4,922	$71,875

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2010	2009	2008

Operating Activities
Net income	$33,152	$25,935	$13,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,142	85,227	91,678
Loss on extinguishment of debt	—	—	9,224
Deferred income taxes	(2,390)	57	(12,032)
Intangible asset impairment	—	—	6,050
Extraordinary item, net of tax	—	—	(7,240)
Decrease in uncertain tax positions	(5,169)	—	—
Loss on disposal of assets	2,057	2,491	—
Cash distributions from wireless partnerships in excess of/(less than) current earnings	16	(3,091)	(2,056)
Stock-based compensation expense	2,363	1,927	1,901
Amortization of deferred financing costs	1,293	1,301	1,431
Changes in operating assets and liabilities:
Accounts receivable, net	113	2,967	(1,091)
Income taxes receivable	(3,699)	775	1,301
Inventories	(1,084)	608	(1,118)
Other assets	273	363	5,083
Accounts payable	(3,510)	1,146	(5,050)
Accrued expenses and other liabilities	4,457	(3,399)	(9,037)
Net cash provided by operating activities	115,014	116,307	92,411
Investing Activities
Proceeds from the sale of investments	35	—	—
Additions to property, plant and equipment, net	(41,789)	(42,352)	(48,027)
Proceeds from the sale of assets	1,065	725	—
Net cash used for investing activities	(40,689)	(41,627)	(48,027)
Financing Activities
Proceeds from long-term obligations	—	—	120,000
Payments made on long-term obligations	—	—	(136,337)
Payment of deferred financing costs	—	—	(240)
Distributions to noncontrolling interest	(1,850)	—	—
Payment of capital lease obligation	(399)	(922)	(971)
Repurchase and retirement of common stock	(1,001)	(545)	(257)
Dividends on common stock	(46,179)	(45,926)	(45,449)
Net cash used for financing activities	(49,429)	(47,393)	(63,254)
Net increase (decrease) in cash and equivalents	24,896	27,287	(18,870)
Cash and cash equivalents at beginning of year	42,758	15,471	34,341
Cash and cash equivalents at end of year	$67,654	$42,758	$15,471

Supplemental disclosure of cash flow:
Interest paid	$50,205	$56,026	$65,061
Income taxes paid	$18,706	$10,996	$13,540

Consolidated Communications Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      Nature of Operations

Consolidated Communications Holdings, Inc. and its wholly-owned subsidiaries, which are collectively referred to as “Consolidated”, the “Company”, “we”, “our” or “us” unless the context otherwise requires, operates its businesses under the name Consolidated Communications.  We are an established rural local exchange carrier (“RLEC”) offering a wide range of telecommunications services to residential and business customers in Illinois, Texas and Pennsylvania including: local and long-distance service; high-speed broadband Internet access (“DSL”); standard and high-definition digital television (“IPTV”); digital telephone service (“VOIP”); custom calling features; private line services; carrier access services; network capacity services over our regional fiber optic network; directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  At December 31, 2010, we had 237,141 local access lines, 106,387 DSL lines, 29,236 IPTV subscribers and an estimated 81,090 CLEC access line equivalents.

We also operate two non-core complementary businesses:  telephone services to correctional facilities and equipment sales.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

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

Cash and cash equivalents

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

Inventories

Inventories consist mainly of copper and fiber cable that will be used for network expansion and upgrades, materials and equipment used to maintain and install telephone systems and equipment related to our IPTV service.  Inventories are stated at the lower of cost or market using the average cost method.

Goodwill and other intangible assets

In accordance with the applicable guidance on accounting for goodwill and other intangible assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Tradenames have been determined to have indefinite lives; thus they are not amortized but are tested annually for impairment using discounted cash flows based on a relief from royalty method.  We evaluate the carrying value of goodwill as of November 30 of each year and compare the carrying value of each reporting unit to its fair value to determine whether or not a potential impairment exists.  Our analysis conducted during the fourth quarters of 2010 and 2009 determined that there was no impairment of any of our assets.  In 2008, we recorded an impairment charge and reduced goodwill by $6.1 million for Consolidated Marketing Response (“CMR”), which was part of the Other Operations segment.  CMR was sold on February 28, 2010.

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

Fair Values of Financial Instruments

We use the following methods in estimating fair value for financial instruments:

Cash and cash equivalents, short-term investments, accounts receivable and accounts payable:  The carrying amounts reported in the consolidated balance sheets approximate fair value.

Derivatives:  The fair value of derivatives (i.e., interest rate swaps) is determined using publicly available interest rate yield curves adjusted for nonperformance risk.

Long-term debt:  Because our long-term debt reprices monthly, the carrying amount of our borrowings under our secured credit facility approximates fair value.

Derivatives and Hedging Activities

Derivative instruments are accounted for in accordance with the FASB’s applicable guidance on accounting for derivative instruments and hedging activity.  This guidance provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities.  It also requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities, or firm commitments; hedges of variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations.  The Company currently uses derivatives only to hedge the variable cash flows of future interest payments on long-term debt.  To the extent a derivative qualifies as a cash flow hedge, the gain or loss associated with the effective portion is recorded as a component of Accumulated Other Comprehensive Income (Loss).  Changes in the fair value of derivatives that do not meet the criteria for hedge accounting are recognized in the consolidated statements of operations.  Fair value is determined based on publicly available interest rate yield curves and an estimate of our nonperformance risk or our counterparty’s nonperformance credit risk, as applicable.  We do not anticipate any nonperformance by any counterparty.  When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.

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

Estimated useful lives are as follows:

Years

Buildings	18 — 40
Network and outside plant facilities	3 — 50
Furniture, fixtures and equipment	3 — 15
Capital leases	11

Employment-Related Benefits

Employment-related benefits associated with pensions and postretirement healthcare are expensed as actuarially determined.  The recognition of expense is impacted by estimates made by management, such as discount rates used to value certain liabilities, investment rates of return on plan assets, increases in future wage amounts and future healthcare costs.  We use third-party specialists to assist us in appropriately measuring the expense and liabilities associated with employment-related benefits.

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

Local calling services, enhanced calling features, special access circuits, long-distance flat-rate calling plans and most data services (including DSL and IPTV) are billed to end-users in advance.  Billed but unearned revenue is deferred and recorded in advance billings and customer deposits.

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

The Company reports taxes imposed by governmental authorities on revenue-producing transactions between the Company and its customers on a net basis.

Advertising costs

The costs of advertising are charged to expense as incurred.  Advertising expenses totaled $2.5 million, $1.7 million and $2.3 million in 2010, 2009 and 2008, respectively.

Income taxes

We and our wholly owned subsidiaries file a consolidated federal income tax return.  Our majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), files a separate federal income tax return.  Some state income tax returns are filed on a consolidated basis while others are filed on a separate legal entity basis.  Federal and state income tax expense or benefit is allocated to each subsidiary based on separately determined taxable income or loss.

Amounts in the financial statements related to income taxes are calculated in accordance with the FASB’s authoritative guidance on accounting for income taxes.  We also apply the FASB’s authoritative guidance on accounting for uncertainty in income taxes to account for uncertain tax positions recognized in our financial statements.  For more information, please see Note 18.

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

Stock-based compensation

We maintain one stock-based compensation plan.  The plan provides for the grant of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees.  We account for stock-based compensation under the applicable accounting guidance which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  We recognized stock-based compensation expense of $2.4 million in 2010 and $1.9 million in 2009 and 2008.

Earnings per Common Share

We apply the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings and use the two-class method to compute basic and diluted earnings per share.  To the extent that stock-based compensation is anti-dilutive, it is excluded from the calculation of diluted earnings per share.

Noncontrolling Interest

ETFL is a joint venture owned 63% by the Company and 37% by Eastex Celco.                ETFL provides connectivity to certain customers within Texas over a fiber optic transport network.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on stockholders equity, revenue, income from operations or net income.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued (See Note 25).

Adoption of Recent Accounting Pronouncements Applicable to the Company

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements.  Certain disclosure requirements of ASU No. 2010-06 were effective beginning in the first quarter of 2010, while other disclosure requirements of ASU No. 2010-06 are effective for financial statements issued for reporting periods beginning after December 15, 2010.  These amended principles required only additional disclosures concerning fair value measurements, and did not affect the Company’s financial condition, results of operations or cash flows.

3.                                      Affiliated Transactions

Richard A. Lumpkin, Chairman of the Board, together with his family, beneficially owns 49.7% of Agracel, Inc. (“Agracel”), a real estate investment company.  Mr. Lumpkin also is a director of Agracel.

Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family have beneficial ownership of 74.85% of LATEL.  The Company had previously leased from LATEL five properties which have been used as office and warehouse space.  These triple net leases required us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes.  We recognized rent expense of $1.2 million in 2010 and $1.4 million in 2009 and 2008 with regard to these leases.  With the sale of our CMR business unit in early 2010, we assigned the lease for the building used by CMR to the purchaser of that business at closing.

In accordance with the terms of the above leases, we notified LATEL on July 21, 2010 of our intent to vacate the remaining four properties upon expiration of the existing leases.  On December 22, 2010, subsequent to our notification to vacate the remaining four properties, effective December 1, 2010, we entered into new lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  The Company expects to vacate the fourth property no later than July 31, 2011.  In accordance with the Company’s related person transactions policy, the new leases were approved by the Company’s Audit Committee and Board of Directors.

The three new leases each have a maturity date of May 31, 2021 and will require total rental payments to LATEL of approximately $7.9 million over the terms of the leases.  In accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases, we have treated each of the three leases as capital leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The carrying value of the capital leases at December 31, 2010 was approximately $4.1 million.

Agracel is the sole managing member and 66.7% owner of MACC, LLC (“MACC”).  Mr. Lumpkin, together with his family, owns the remainder of MACC.  The Company had leased certain office space from MACC which was used by CMR.  With the sale of our CMR business unit in early 2010, we assigned the lease associated with this office space to the purchaser of that business at closing.  We recognized rent expense in the amount of $32 thousand in 2010 and $0.2 million in 2009 and 2008 in connection with this lease.

Mr. Lumpkin, together with members of his family, beneficially owns 100% of SKL Investment Group, LLC (“SKL”).  The Company charged SKL $45 thousand in 2010, 2009 and 2008, respectively, for use of office space, computers, telephone service and other office-related services.

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”), which provides the Company with general banking services, including depository, disbursement, and payroll accounts and retirement plan administrative services.  The Company provides telecommunications products and services to First Mid-Illinois at pricing which is similar to other strategic business customers.  Following is a summary of the transactions between us and First Mid-Illinois for the years ended December 31:

(In thousands)	2010	2009	2008
Fees charged from First Mid-Illinois for:
Banking services	$8	$10	$11
401(k) plan administration	14	11	65
Interest income earned on deposits at First Mid-Illinois	8	6	48
Fees charged to first Mid-Illinois for telecommunication services	455	456	482

4.                                      Prepaid and other current assets

Prepaid and other current assets at December 31 are as follows:

(In thousands)	2010	2009

Prepaid maintenance	$2,242	$3,152
Prepaid taxes	182	43
Deferred charges	961	718
Prepaid insurance	392	471
Prepaid expense - other	2,603	2,200
Other current assets	70	55
Total	$6,450	$6,639

5.                                      Property, plant and equipment

Property, plant and equipment at December 31 are as follows:

(In thousands)	2010	2009

Land and buildings	$66,499	$66,700
Network and outside plant facilities	869,565	833,879
Furniture, fixtures and equipment	81,920	80,315
Assets under capital lease	9,279	5,144
Less: accumulated depreciation	(675,390)	(617,141)
	351,873	368,897
Construction in progress	4,184	8,303
Totals	$356,057	$377,200

Depreciation expense totaled $65.0 million, $63.1 million and $69.5 million in 2010, 2009 and 2008, respectively.

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

6.                                      Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  In 2010 and 2009, we received cash distributions from these partnerships totaling $11.7 million and $12.0 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provides cellular service in and around our Pennsylvania service territory.  In addition, we have a 50% ownership interest in Boulevard Communications, LLP, a competitive access provider in western Pennsylvania.  Because we have some influence over the operating and financial policies of these four entities, we account for the investments using the equity method.  In 2010 and 2009, we received cash distributions from these partnerships totaling $15.6 million and $10.4 million, respectively.

Investments at December 31 are as follows:

(In thousands)	2010	2009

Cash surrender value of life insurance policies	$1,960	$1,797
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34%)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60%)	22,950	22,950
CoBank, ACB Stock	3,148	2,917
Other	25	45
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,253	19,080
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,191	7,301
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	22,971	23,049
Boulevard Communications, LLP (50% interest)	157	159
Total	$99,105	$98,748

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, who has traditionally been a significant lender in the Company’s credit facility.   The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Selective summarized financial information for these investments at December 31 was as follows:

(In thousands)	2010	2009	2008

Total revenues	$258,249	$236,835	$212,498
Income from operations	77,830	65,565	50,479
Income before taxes	79,473	66,832	50,479
Net income	78,973	66,501	50,619

Current assets	48,802	47,894	33,586
Non-current assets	78,262	76,906	74,521
Current liabilities	12,916	11,035	8,937
Non-current liabilities	874	623	567
Partnership equity	113,293	113,260	98,603

7.                                      Fair Value Measurements

ASC Topic 820 (“ASC 820”), Fair Value Measurement, establishes a framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described as follows:

•                  Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

•                  Level 2 - Inputs to the valuation methodology include

•                  quoted prices for similar assets or liabilities in active markets;

•                  quoted prices for identical or similar assets or liabilities in inactive markets;

•                  inputs other than quoted prices that are observable for the asset or liability;

•                  inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•                  Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR-based yield curve and estimates of counterparty and the Company's non-performance risk as the most significant inputs.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2010, were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$20	$—	$20	$—
Current interest rate swap liabilities	(6,374)	—	(6,374)	—
Long-term interest rate swap liabilities	(21,751)	—	(21,751)	—
Totals	$(28,105)	$—	$(28,105)	$—

The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap liabilities	$(6,074)	$—	$(6,074)	$—
Long-term interest rate swap liabilities	(26,105)	—	(26,105)	—
Totals	$(32,179)	$—	$(32,179)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$49,572	n/a	$49,589	n/a
Investments, at cost	$47,573	n/a	$47,362	n/a
Long-term debt	$880,000	$880,000	$880,000	$880,000

The Company’s investments at December 31, 2010 and 2009 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods.

Our long-term debt allows us to select a one month LIBOR repricing option, which we have elected.  As such, the carrying value of this debt approximates its fair value.

8.                                      Goodwill and Other Intangible Assets

In accordance with the applicable accounting guidance, goodwill and indefinite life tradenames are not amortized but are subject to impairment testing—at least annually or more frequently if circumstances indicate potential impairment.  Our reporting units consist of Telephone Operations and Other Operations.

We completed our 2010 annual impairment test relying on both a discounted cash flow valuation technique, and to a lesser extent, a market approach.  The discount rate, sales growth and profitability assumptions are material assumptions utilized in our discounted cash flow model.  The discount rate is an after-tax, weighted-average cost of capital (“WACC”).  The WACC is calculated based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as beta and the equity risk premium) are based upon market data over time.  Sales growth rates and profitability assumptions are aligned with our long-term strategic planning process and reflect the best estimate of future results based on all information available to us at the assessment date.

We also evaluated the carrying value of our reporting units using a market-based approach.  In applying this methodology, we looked at recent transactions involving other comparable RLECs and the market multiples being paid relative to enterprise value.  This approach confirmed the indicative fair values under the discounted cash flow approach.

The impairment testing in 2010 and 2009 indicated no impairment of goodwill.  In 2008, our annual impairment testing determined that goodwill was impaired in our CMR reporting unit within the Other Operations segment because of a decline in fair value due to underperformance of the business unit.  As a result, we recorded an impairment charge of $6.1 million in 2008.

The following table presents the carrying amount of goodwill by segment:

(In thousands)	Telephone Operations	Other Operations	Total

Balance at December 31, 2007	$519,355	$7,084	$526,439
Adjustment for purchase of North Pittsburgh	173	—	173
Impairment	—	(6,050)	(6,050)
Balance at December 31, 2008	$519,528	$1,034	$520,562
Balance at December 31, 2009	$519,528	$1,034	$520,562
Balance at December 31, 2010	$519,528	$1,034	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $12.3 million at December 31, 2010 and $13.4 million at December 31, 2009.  For the years ended December 31, 2010 and 2009, we completed our annual impairment test using a discounted cash flow methodology based on a relief from royalty method and determined that there was no impairment of our tradenames.  However, in 2010, as part of the sale of our Operator Services business unit, we agreed to allow the buyer to use the name Consolidated Operator Services.  As a result, we reduced the value of the tradenames by $1.1 million which had previously been allocated to our Operator Services business unit.  In 2009, as part of the sale of our CMR business unit, we agreed to allow the buyer to use the name Consolidated Marketing Response.  As a result, we reduced the value of the tradenames in 2009 by $0.8 million which was the amount that had previously been allocated to our CMR business unit.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  We eliminated approximately $7.3 million from both the gross customer list carrying amount and the accumulated amortization on November 30, 2010 as a result of the sale of our Operator Services business unit.  The carrying amount of customer lists at December 31 is as follows:

	Telephone Operations		Other Operations
(In thousands)	2010	2009	2010	2009

Gross carrying amount	$193,124	$193,124	$4,405	$11,712
Less: accumulated amortization	(114,055)	(92,358)	(3,524)	(10,390)
Net carrying amount	$79,069	$100,766	$881	$1,322

Amortization associated with customer lists totaled approximately $22.1 million in 2010 and $22.2 million in 2009 and 2008. The weighted-average remaining period over which customer lists are being amortized is 2.9 years. The estimated future amortization expense is as follows:

(In thousands)
2011	$22,138
2012	22,139
2013	8,323
2014	8,323
2015	8,323
2016	8,323
2017	2,381
Total	$79,950

9.                                      Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets at December 31 are as follows:

(In thousands)	2010	2009

Deferred debt issuance costs, net	$5,171	$6,464
Other assets	104	169
Total	$5,275	$6,633

Deferred debt issuance costs are subject to amortization.  Remaining deferred debt issuance costs of $5.2 million related to our secured credit facility will be amortized utilizing a method which approximates the effective interest method over the remaining life of 4 years, resulting in annual amortization expense of $1.3 million unless the facility is extinguished earlier.

10.                               Accrued Expenses

Accrued expenses at December 31 are as follows:

(In thousands)	2010	2009

Salaries and employee benefits	$9,438	$11,727
Taxes payable	5,035	4,631
Accrued interest	104	1,177
Other accrued expenses	8,072	5,598
Totals	$22,649	$23,133

11.                               Debt

Long-term debt at December 31 consists of the following:

(In thousands)	2010	2009

Senior secured credit facility - revolving loan	$—	$—
Senior secured credit facility - term loan	880,000	880,000
Obligations under capital lease	4,125	344
	884,125	880,344
Less: current portion	(132)	(344)
Total long-term debt	$883,993	$880,000

Future maturities of long-term debt as of December 31, 2010, are as follows:

(In thousands)
2011	$132
2012	168
2013	209
2014	880,256
Thereafter	3,360
$884,125

Credit Agreement

The Company, through certain of its wholly-owned subsidiaries, has a credit agreement with several financial institutions, providing for a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit), and an $880 million term loan facility.  Borrowings under the credit facility are secured by substantially all of the assets of Consolidated with the exception of Illinois Consolidated Telephone Company.  The term loan requires no principal reductions prior to maturity and thus matures in full on December 31, 2014.  The revolving credit facility matures on December 31, 2013.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of December 31, 2010 or 2009.

At our election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR.  As of December 31, 2010, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loan and 1.50% for alternative base rate loans.  The applicable margin for our $880 million term loan is fixed for the duration of the loan.  The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid.  Based on our leverage ratio of 4.83:1 at December 31, 2010, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings for the three-month period ending March 31, 2011.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.

The weighted-average interest rate incurred on our credit facilities during the years ended December 31, 2010 and 2009, including the effect of interest rate swaps and the applicable margin, was 5.71% and 6.37% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2010, we were in compliance with the credit agreement covenants.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Adjusted EBITDA (a) minus, to the extent not deducted in the determination of Adjusted EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then-outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Adjusted EBITDA, (i) cash interest income; (ii) the cash amount realized in respect to extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through December 31, 2010, and after taking into consideration dividend payments (including the $11.5 million dividend declared in November 2010 and paid on February 1, 2011), we continue to have $124.9 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2010, our total net leverage ratio was 4.83:1.00, and our interest coverage ratio was 3.60:1.00.

Senior notes

On April 1, 2008, we redeemed all of the then outstanding senior notes.  The total amount of the redemption was $136.3 million, including a call premium of $6.3 million.  The senior note redemption and payment of accrued interest through the redemption date was funded using $120 million of borrowing on a delayed draw term loan facility together with cash on hand.  We recognized a loss on extinguishment of debt of $9.2 million related to the redemption premium and the write-off of unamortized deferred financing costs.

Capital leases

The Company has three capital leases, all which expire in May 2021, for the lease of office and warehouse space.  As of December 31, 2010, the present value of the minimum remaining lease commitments was approximately $4.1 million, of which $0.1 million is due and payable within the next 12 months.  The leases will require total rental payments to LATEL of approximately $7.9 million over the term of the leases.

12.                               Derivatives

In order to manage the risk associated with changes in interest rates, we have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We account for these transactions as cash flow hedges under the FASB’s ASC Topic 815 (“ASC 815”), Derivatives and Hedging.  The swaps are designated as cash flow hedges of our expected future interest payments.  In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

We currently have in place interest rate swap agreements whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  We also have interest rate swap agreements whereby we make 3-month LIBOR-based payments, less a fixed percentage to a counterparty and receive 1-month LIBOR.  The combination effectively hedges the interest payments based on 1-month LIBOR resets on a portion of our credit facility.  During the fourth quarter of 2010, the net effect of these swaps is that we paid a weighted-average fixed rate of 4.36% to our swap counterparties on $605 million of notional amount and received 1-month LIBOR less a fixed percentage.  The weighted-average fixed percentage received was 0.06% for the fourth quarter of 2010.  On December 31, 2010, $175 million of notional value of these swaps expired, leaving $430 million notional value of these swaps in place as of December 31, 2010.

We also have in place $200 million notional amount of floating to fixed interest rate swap agreements that became effective on December 31, 2010.  Under these swap agreements, we will make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  These swap agreements have a maturity date of March 31, 2013.

In addition, we also have entered into a $100 million notional amount of forward floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  For this swap agreement, we will make fixed payments to the swap counterparty at a weighted-average fixed rate of 1.65% and receive 1-month LIBOR.  The September 2011 forward swap agreement has a maturity date of September 30, 2013.

At December 31, 2010 and 2009, approximately 71.59% and 68.75%, respectively, of our outstanding debt was fixed through the use of interest rate swaps.

The counterparties to our various swaps are 5 major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

We report the gross fair value of our derivatives in either prepaid expenses and other current assets, current portion of derivative liability or other long-term liabilities on our consolidated balance sheets.  The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under ASC 815:

	Fair Value
	December 31,
(In thousands)	2010	2009

Prepaid and other current assets	$20	$—
Current portion of derivative liability	6,374	6,074
Other liabilities	21,751	26,105

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings.  At December 31, 2010 and 2009, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $28.0 million and $31.9 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions are as follows:

(In thousands)	2010	2009	2008

Loss/(gain) recognized in accumulated other comprehensive income (loss) (“AOCI”) (pretax)	$(3,927)	$(15,624)	$34,744
Loss/(gain) arising from ineffectiveness increasing/(reducing) interest expense	$(146)	$(107)	$395
Deferred losses reclassed from AOCI to interest expense	$4,742	$11,050	$6,377

	December 31,
(In thousands, except months)	2010	2009

Aggregate notional value of current derivatives outstanding	$630,000	$605,000
Aggregate notional value of forward derivatives outstanding	$100,000	$—
Period through which derivative positions currently exist	September 2013	March 2013
Loss in fair value of derivatives	$28,105	$32,179
Deferred losses included in AOCI (pretax)	$27,963	$31,891
Losses included in AOCI to be recognized in the next 12 months	$1,250	$4,742
Number of months over which loss in OCI is to be recognized	27	39

13.                               Interest Expense, Net of Interest Income

The following table summarizes interest expense:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Interest expense — credit facility	$24,782	$25,443	$49,656
Interest expense — high-yield debt	—	—	3,204
Payments on swap liabilities, net	25,070	29,918	10,524
Other interest	893	1,023	1,837
Amortization of deferred financing fees	1,293	1,273	1,431
Uncertain tax position interest accrual	357	452	235
Reversal of Uncertain tax position interest accrual	(1,363)	—	—
Capitalized interest	(173)	(118)	(228)
Total interest expense	50,859	57,991	66,659
Less: interest income	(119)	(56)	(367)
Interest expense, net of interest income	$50,740	$57,935	$66,292

For the year ended December 31, 2010, we reversed $1.4 million of accrued interest as a result of a change in our uncertain tax liabilities for which the statute of limitations expired on September 15, 2010.

14.                               Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recorded expense with respect to these plans of $2.4 million in 2010 and $2.6 million in 2009 and 2008.

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

On October 21, 2010, members of the Communications Workers of America Local 6218 (Conroe and Lufkin, Texas bargaining unit employees) approved changes to their pension benefit plan.  Benefits earned under the current final-average-pay pension formula were frozen effective December 31, 2010 and future benefits accruals will be replaced by a Cash Balance Plan benefit.  This plan change reduced the projected benefit obligation by $1.5 million at December 31, 2010.

Under the Cash Balance Plan benefit, cash balance participant accounts will be credited with pay credits at the end of each month equal to four percent of their base wages earned in that month, so long as the participant is employed in the Conroe/Lufkin bargaining unit and meets the current eligibility requirements on the last day of the month.  Each participant’s cash balance account will also be credited with interest credits at the end of each month until the balance has been paid out.  The interest credits will be based on the beginning-of-month cash balance on the first day of the month and the current 30-year U.S. Treasury bond yield applicable to the current plan year.

Upon termination or retirement, the participant will receive both a cash balance pension benefit earned after January 1, 2011 as well as his/her frozen benefit under the current final-average-pay pension benefit formula earned through December 31, 2010.

The average asset allocations for our Retirement Plan at December 31 are as follows:

	2010	2009

Equity securities	64.3%	61.8%
Debt securities	34.0	35.0
Cash and equivalents	1.7	3.2
Total	100.0%	100.0%

We have established a Pension Committee that is responsible for overseeing the investments of the pension plan assets.  The Pension Committee is responsible for determining and monitoring the appropriate asset allocations and for selecting or replacing investment managers, trustees and custodians.  The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return.  The investments are further diversified within each asset classification.  The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.  The Retirement Plan’s current investment target allocations are 50% - 60% equities, with the remainder in fixed income funds and cash equivalents.  The Pension Committee reviews the actual asset allocation in light of these targets periodically and rebalances investments as necessary.  They also evaluate the performance of investment managers as compared to the performance of specified benchmarks and peers, and monitor the investment managers to ensure adherence to their stated investment style and to the Retirement Plan’s investment guidelines.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 7.  There have been no changes in the methodologies used at December 31, 2010 and 2009.

Common and International Stocks (Level I):  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded multiplied by the number of shares owned.

Stock Mutual Funds (Level 1):  Valued at the closing net asset value as of the measurement date as reported on the active market on which the funds are traded multiplied by the number of shares owned or the percentage of ownership in the fund.

Fixed Income Funds (Level 1):  Includes Government agency and U.S. corporate bonds and are valued at the closing net asset value as of the measurement date as reported on the active market on which the funds are traded multiplied by the number of shares owned or the percentage of ownership in the fund.

Common Collective Trust (Level 2):  Valued as determined by the fund manager based on the underlying net asset values multiplied by the ownership percentage and supported by the value of the underlying securities as of the financial statement date.

The fair values of the Company’s pension plan assets at December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Short-term investments (A)	$2,534	$171	$2,363	$—

Equities:
U.S. common stocks	14,576	14,576	—	—
International stocks	9,743	9,743	—	—
Mutual funds	45,444	45,444	—	—
Common Collective Trust	24,705	—	24,705	—

Fixed Income:
Mutual funds	49,963	49,963	—	—
Total	$146,965	$119,897	$27,068	$—

(A)  Short-term investments include cash and cash equivalents and an investment in a common collective trust, which is principally comprised of certificates of deposits, commercial paper and U.S. Treasury bills with maturities of less than a year.

The fair values of the Company’s pension plan assets at December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Short-term investments (A)	$4,508	$52	$4,456	$—

Equities:
U.S. common stocks	14,651	14,651	—	—
International stocks	8,646	8,646	—	—
Mutual funds	47,865	47,865		—
Common Collective Trust	16,548	—	16,548	—

Fixed Income:
Mutual funds	49,763	49,763	—	—
Total	$141,981	$120,977	$21,004	$—

(A)  Short-term investments include cash and cash equivalents and an investment in a common collective trust, which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities of less than a year.

On December 31, 2010, the annual measurement date, our Retirement Plan had a projected benefit obligation of $193.1 million, while the fair value of the Retirement Plan’s assets were $147.0 million.  In accordance with the applicable accounting guidance, we recognized the unfunded status of the plan by recording an accrued pension liability of $46.1 million.

Items not yet recognized as a component of net periodic pension cost and amounts recognized in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2010	2009

Unfunded status	$(46,131)	$(42,924)

Amounts recognized in:
Long-term liabilities	(46,131)	(42,924)
Deferred taxes	(10,268)	(10,458)
Accumulated other comprehensive loss:
Unamortized prior service credit	(1,155)	(260)
Unamortized net actuarial loss	18,249	17,821

The amount of unamortized prior service credit that will be recognized as a reduction to net periodic pension cost in 2011 is expected to be approximately $0.2 million.  The amount of unamortized net actuarial losses that will be recognized as a component of net periodic pension cost in 2011 is expected to be approximately $0.8 million.

A summary of the components of net periodic pension cost for the Retirement Plan for the years ended December 31 is as follows:

(In thousands)	2010	2009	2008

Service cost	$1,900	$2,109	$2,120
Interest cost	11,197	11,099	11,004
Expected return on plan assets	(10,178)	(9,422)	(12,690)
Net amortization loss	845	2,673	—
Prior service credit amortization	(43)	(43)	(13)
Net periodic pension cost	$3,721	$6,416	$421

Assumptions utilized for the years ended December 31 are as follows:

	2010	2009	2008

Discount rate — net periodic benefit cost	6.23%	6.12%	6.33%
Discount rate — benefit obligation	5.86%	6.23%	6.12%
Expected long-term rate of return on plan assets	7.50%	7.70%	8.00%
Rate of compensation/salary increase	3.06%	3.16%	3.73%

The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2010	2009

Benefit obligation at the beginning of the year	$184,904	$187,065
Service costs	1,900	2,109
Interest costs	11,197	11,099
Actuarial (gain) loss	8,904	(3,183)
Benefits paid	(12,331)	(12,186)
Plan amendments	(1,479)	—
Benefit obligation at the end of the year	$193,095	$184,904

At December 31, 2010 and 2009, the projected benefit obligation exceeded the accumulated benefit obligation by $4.5 million and $5.7 million, respectively.

The actuarial loss for the year ended December 31, 2010 results primarily from a change in the benefit obligation discount rate and a change in the demographic experience (including assumption changes).  For 2009, the actuarial  gains results primarily from a change in the demographic experience (including assumption changes).

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2010	2009

Fair value of plan assets at the beginning of the year	$141,981	$118,449
Employer contributions	—	10,447
Actual return on plan assets	17,315	25,271
Benefits paid	(12,331)	(12,186)
Fair value of plan assets at the end of the year	$146,965	$141,981

We expect to contribute approximately $9.5 million to our qualified pension plan in 2011.

The expected future benefits payments for the plan are as follows:

(in thousands)
2011	$12,621
2012	12,860
2013	12,968
2014	13,018
2015	13,217
2016 — 2020	67,814

Non-qualified Pension Plan

The Company also has a non-qualified supplemental pension plan (“Restoration Plan”), which it acquired as part of its North Pittsburgh and TXUCV acquisitions.  The Restoration Plan covers certain former employees of our Pennsylvania and Texas operations.  The Restoration Plan restores benefits that were precluded under the Retirement Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the Retirement Plan’s definition of earnings.  One participant is a former North Pittsburgh employee while the remaining participants are all former employees of our Texas properties.

On December 31, 2010, the annual measurement date, our Restoration Plan had a projected benefit obligation of $1.0 million.  The Restoration Plan is unfunded and has no assets, and the benefits paid under the Restoration Plan come from the general operating funds of the Company.

In accordance with the applicable accounting guidance, we recognized the underfunded status of the plan by recording an accrued pension liability of $1.0 million.

Items not yet recognized as a component of net periodic pension cost and amounts recognized in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2010	2009

Unfunded status	$(1,006)	$(954)

Amounts recognized in:
Current liabilities	(52)	(53)
Long-term liabilities	(954)	(901)
Deferred taxes	(157)	(151)
Accumulated other comprehensive loss:
Unamortized net actuarial loss	273	261

The amount of unamortized net actuarial losses that will be recognized as a component of net periodic pension cost in 2011 is expected to be $34 thousand.

A summary of the components of net periodic pension cost for the Restoration Plan for the years ended December 31 is as follows:

(In thousands)	2010	2009	2008

Service cost	$—	$—	$—
Interest cost	58	57	210
Special termination benefits charge	—	—	2
Net amortization loss	30	33	32
Net periodic pension cost	$88	$90	$244

Discount rate assumptions utilized for the years ended December 31 are as follows:

	2010	2009	2008

Net periodic benefit cost	6.23%	6.08%	5.53%
Benefit obligation	5.86%	6.23%	6.08%

The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2010	2009

Benefit obligation at the beginning of the year	$954	$967
Service costs	—	—
Interest costs	58	57
Actuarial (gain) loss	47	(17)
Benefits paid	(53)	(53)
Benefit obligation at the end of the year	$1,006	$954

At December 31, 2010 and 2009, the projected benefit obligation equaled the accumulated benefit obligation.

The actuarial gain and loss for the years ended December 31, 2010 and 2009 results primarily from changes in demographic experience, including assumption changes.

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2010	2009

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	53	53
Benefits paid	(53)	(53)
Fair value of plan assets at the end of the year	$—	$—

In 2011, we anticipate making contributions to our non-qualified pension plans totaling approximately $0.1 million.

The expected future benefits payments for the plan are as follows:

(in thousands)
2011	$54
2012	53
2013	53
2014	53
2015	53
2016 — 2020	275

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the Board of Directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by

TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.6 million in 2010 and $0.5 million in 2009.  The net present value of the remaining obligations was approximately $2.9 million and $3.1 million as of December 31, 2010 and 2009, respectively, and is included in pension and postretirement benefit obligations in the accompanying consolidated balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We did not recognize any proceeds in other income in 2010 or 2009 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.0 million at December 31, 2010 and $1.8 million at December 31, 2009.  These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.  The aggregate death benefit payable under these policies totaled $8.3 million and $8.1 million as of December 31, 2010 and 2009, respectively.

15.          Postretirement Benefit Obligation

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

On December 31, 2010, the annual measurement date, our Postretirement Plan had a projected benefit obligation of $33.5 million, which is less than the projected benefit obligation at December 31, 2009 of $36.2 million.  The Postretirement Plan is unfunded and has no assets, and the benefits paid under the Postretirement Plan come from the general operating funds of the Company.

Items not yet recognized as a component of net periodic pension cost and amounts recognized in the consolidated balance sheets are as follows at December 31:

(In thousands)	2010	2009

Unfunded status	$(33,476)	$(36,214)

Amounts recognized in:
Current liabilities	(2,795)	(2,856)
Long-term liabilities	(30,681)	(33,358)
Deferred taxes	2,408	1,645
Accumulated other comprehensive (income) loss:
Unamortized prior service credit	1,101	1,430
Unamortized net actuarial gain	2,574	1,128

The amount of unamortized prior service credit that will be recognized as a reduction to net periodic postretirement cost in 2011 is expected to be approximately $0.2 million.  The amount of unamortized net actuarial gains that reduce net periodic postretirement cost in 2011 is expected to be approximately $0.1 million.

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

(In thousands)	2010	2009	2008

Service cost	$668	$813	$900
Interest cost	1,835	2,146	2,421
Net prior service cost amortization	(447)	(963)	(638)
Special termination benefits charge	—	—	40
Net gain amortization	(234)	(22)	—
Net periodic postretirement benefit cost	$1,822	$1,974	$2,723

The change in benefit obligation for the years ended December 31 includes the following components:

(In thousands)	2010	2009

Benefit obligation at the beginning of the year	$36,214	$37,723
Service cost	668	813
Interest cost	1,835	2,146
Plan participant contributions	586	500
Actuarial gain	(2,705)	(1,642)
Benefits paid	(3,122)	(3,326)
Benefit obligation at the end of the year	$33,476	$36,214

Discount rate assumptions utilized for the years ended December 31 are as follows:

	2010	2009	2008

Net periodic benefit cost	6.10%	6.15%	6.18%
Benefit obligation	5.58%	6.10%	6.15%

The expected future benefits payments for the plan are as follows:

(in thousands)
2011	$2,872
2012	2,850
2013	2,714
2014	2,730
2015	2,725
2016 – 2020	12,715

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 9% annual rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) was assumed for the plan in 2011, declining to a rate of 5.00% in 2017.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$249	$(213)
Effect on postretirement benefit obligation	$2,780	$(2,425)

16.          Other Long-term Liabilities

Other long-term liabilities are as follows:

	December 31,
(In thousands)	2010	2009

Long-term derivative liabilities	$21,751	$26,105
Uncertain tax positions	1,475	5,638
Accrued interest on uncertain tax positions	56	1,061
Other long-term liabilities	555	635
Total	$23,837	$33,439

17.                               Stock-based Compensation Plans

As of December 31, 2010, we maintained one stock-based compensation plan, the Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan was initially approved by stockholders effective July 21, 2005, and was subsequently amended on May 5, 2009 and May 4, 2010.  The Plan provides for the grant of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  The term of the awards granted under the Plan is determined by the Compensation Committee of the Board of Directors and cannot exceed 10 years from the date of grant.  Restricted stock grants generally vest at the rate of 25% per year in December of each year.  The maximum number of shares of common stock that may be issued under the Plan is limited to 1,650,000 provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue in effect until May 5, 2019.

The Company has implemented an ongoing performance-based incentive program under the Plan.  The performance-based incentive program provides for regular annual grants of performance shares.  Performance shares are restricted stock that are issued, to the extent earned, at the end of each performance cycle.  Under the performance-based incentive program, each participant is given a target award expressed as a number of shares, with a payout opportunity ranging from 0% to 120% of the target, depending on performance relative to predetermined goals.  In accordance with the applicable accounting guidance, an accounting estimate of the number of these shares that are expected to vest is made, and these shares are then expensed utilizing the grant-date fair value of the shares from the grant date through the end of the vesting period.

Pretax stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008

Restricted stock	$1.4	$1.1	$1.1
Performance shares	1.0	0.8	0.8
Total	$2.4	$1.9	$1.9

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2010, we had not yet recognized compensation expense on the following non-vested awards.

(in millions)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$1.7	1.9
Performance shares	1.1	0.9
Total	$2.8	1.8

The following table presents restricted stock activity by year:

	2010		2009		2008
	# of Shares	Price(1)	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding — January 1	82,375	$12.08	74,391	$16.62	122,367	$17.07
Shares granted	115,949	18.65	96,447	9.05	14,750	14.92
Shares vested	(65,855)	14.67	(64,499)	12.65	(48,016)	16.95
Shares forfeited, cancelled or retired	(31,034)	13.77	(23,964)	12.44	(14,710)	17.57
Non-vested restricted shares outstanding — December 31	101,435	$17.40	82,375	$12.08	74,391	$16.62

(1)           Represents the weighted—average fair value on date of grant.

The following table presents performance-based share activity by year:

	2010		2009		2008
	# of Shares	Price(1)	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding — January 1	46,578	$11.72	31,137	$15.68	6,935	$20.01
Shares granted	98,002	18.65	61,544	9.05	56,717	14.92
Shares vested	(47,252)	16.93	(32,321)	10.89	(23,579)	15.33
Shares forfeited, cancelled or retired	(28,448)	17.21	(13,782)	10.67	(8,936)	15.15
Non-vested performance shares outstanding — December 31	68,880	$15.74	46,578	$11.72	31,137	$15.68

(1)          Represents the weighted—average fair value on date of grant.

18.          Income Taxes

The components of the income tax provision for the years ended December 31 are as follows:

	For the Year Ended
(In thousands)	2010	2009	2008
Current:
Federal	$9,904	$9,778	$12,519
State	2,251	2,564	6,152

Deferred:
Federal	(1,796)	2,266	(9,650)
State	(1,368)	(2,209)	(2,382)
Total Income tax expense	$8,991	$12,399	$6,639

We adopted the applicable accounting guidance related to non-controlling interests effective January 1, 2009.  The presentation and disclosure requirements were applied retrospectively.  However, the income tax provision was not adjusted.  The result is a lower effective income tax rate due to the inclusion of income attributable to noncontrolling interests in income before the provision for income taxes.  The effective rate prior to adoption was 55.8% for 2008.

The following is a reconciliation between the statutory federal income tax rate and the Company’s overall effective tax rate for the years ended December 31:

	Year ended December 31,
(In percentages)	2010	2009	2008

Statutory federal income tax rate	35.0	35.0	35.0
State income taxes, net of federal benefit	(0.1)	2.9	27.0
Other permanent differences	(0.3)	0.1	4.3
Change in tax reserves	(10.9)	—	—
Change in deferred tax rate	(1.4)	(2.7)	(9.9)
Other	(1.0)	(2.9)	(4.4)
	21.3	32.4	52.0

Cash paid for federal and state income taxes was $18.7 million during 2010, $11.0 million during 2009, and $13.5 million during 2008.

Deferred Taxes

Net deferred taxes consist of the following components at December 31:

	Year ended December 31,
(In thousands)	2010	2009
Current deferred tax assets:
Reserve for uncollectible accounts	$1,062	$765
Accrued vacation pay deducted when paid	1,077	1,160
Accrued expenses and deferred revenue	3,533	4,045
	5,672	5,970

Non-current deferred tax assets:
Net operating loss carryforwards	1,453	1,720
Pension and postretirement obligations	29,559	30,952
Stock-based compensation	465	297
Derivative instruments	10,183	11,649
State tax credit carryforwards	2,272	2,327
Other	450	—
	44,382	46,945
Non-current deferred tax liabilities:
Goodwill and other intangibles	(34,963)	(39,822)
Partnership investments	(22,251)	(22,142)
Property, plant and equipment	(60,796)	(59,692)
	(118,010)	(121,656)
Net non-current deferred taxes	(73,628)	(74,711)
Net deferred income tax liabilities	$(67,956)	$(68,741)

Deferred income taxes are provided for the temporary differences between assets and liabilities recognized for financial reporting purposes and assets and liabilities recognized for tax purposes.  The ultimate realization of deferred tax assets depends upon taxable income during the future periods in which those temporary differences become deductible.  To determine whether deferred tax assets can be realized, management assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, taking into consideration the scheduled reversal of deferred tax liabilities, projected future taxable income and tax-planning strategies.

Based upon historical taxable income, tax planning strategies and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences.  However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced.  The amount of projected future taxable income is expected to allow for the full utilization of the net operating loss (“NOL”) carryforwards as described below.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards at December 31, 2010, of $2.9 million and related deferred tax assets of $1.0 million. ETFL’s federal NOL carryforwards expire from 2019 to 2024.

We estimate that we have available state NOL carryforwards at December 31, 2010, of $6.8 million and related deferred tax assets of $0.4 million.  The state NOL carryforwards expire from 2020 to 2027.

We estimate that we have available state tax credit carryforwards at December 31, 2010, of $3.5 million and related deferred tax assets of $2.3 million.  During 2010, $0.1 million of the state tax credit carryforward was utilized.  The state tax credit carryforward is limited annually and expires in 2027.

On January 13, 2011, Illinois Governor Pat Quinn signed PA. 96-1496 into law.  Included in the law was an increase in the corporate income tax rate.  There was no impact recognized for the year ended December 31, 2010.  The deferred tax impact of this law will be taken into account as a discrete item during the first quarter of 2011 and is not expected to have a material impact on our financial statements.  We do not expect a material impact to our effective or cash tax rates as a result of these provisions.

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

As of December 31, 2010 and 2009, the amount of unrecognized tax benefits was $1.5 million and $5.7 million, respectively.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective tax rate is $1.0 million.

For the year ended December 31, 2010, we recognized a net decrease of $4.2 million to our liability for uncertain tax positions.  This net decrease consists of a $5.4 million decrease due to the expiration of a federal statute of limitation and an increase of $1.2 million related to 2009 income tax filings.

We have continued our practice of recognizing interest and penalties related to income tax

matters in interest expense and general and administrative expense, respectively.   During 2010, we recorded a net decrease to interest expense of approximately $1.0 million related to uncertain tax positions.  This net decrease consists of a $1.4 million decrease in interest expense due to the expiration of a federal statute of limitations in the third quarter of 2010 and an increase to interest expense of $0.4 million during the year related to the current year accrual of interest on our uncertain tax positions.  At December 31, 2010, we had recorded $0.1 million of interest and penalties relating to uncertain tax positions.  For the year ending December 31, 2009, we accrued $0.5 million of net interest and penalties and in total had recognized a liability for interest and penalties of $1.1 million.

The only periods subject to examination for our federal return are years 2007 through 2009.  The periods subject to examination for our state returns are years 2005 through 2009.  We are not currently under examination by federal taxing authorities.  We are currently under examination by state taxing authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

A decrease in unrecognized tax benefits of $0.3 million and less than $0.1 million of related accrued interest is expected in the third quarter of 2011 due to the expiration of a state statute of limitation.  The tax benefit attributable to the $0.3 million decrease in unrecognized tax benefits will not have a significant effect on the Company’s effective tax rate.  There were material changes to these amounts during 2010 that had a significant affect on the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Liability for Unrecognized Tax Benefits
(In thousands)	2010	2009

Balance at January 1	$5,659	$5,740
Additions for tax positions in the current year	—	—
Additions for tax positions of prior years	1,224	—
Settlements with taxing authorities	—	—
Reduction for lapse of federal statute of limitations	(5,387)	—
Reductions for lapse of state statute of limitations	—	(81)
Balance at December 31	$1,496	$5,659

19.          Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 is comprised of the following components:

(In thousands)	2010	2009

Fair value of cash flow hedges	$(27,963)	$(31,891)
Prior service credits and net losses on postretirement plans	(21,709)	(24,229)
	(49,672)	(56,120)
Deferred taxes	18,201	20,580
Totals	$(31,471)	$(35,540)

The components of comprehensive income (loss) are as follows:

(In thousands)	2010	2009	2008

Net income	$32,595	$24,905	$12,504
Other comprehensive income (loss):
Prior service cost and net loss, net of tax	1,572	14,022	(31,765)
Change in fair value of cash flow hedges, net of tax	2,497	9,917	(22,078)
Total comprehensive income (loss)	36,664	48,844	(41,339)
Less: comprehensive income (loss) attributable to noncontrolling interest	557	1,030	863
Comprehensive income (loss) attributable to common stockholders	$37,221	$49,874	$(40,476)

20.          Environmental Remediation Liabilities

Environmental remediation liabilities were $0.3 million at both December 31, 2010 and 2009 and are included in other liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

21.          Commitments and Contingencies

Legal proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition

Operating leases

The Company has entered into several operating leases covering buildings, office space and equipment.  Rent expense totaled $3.4 million in 2010 and $4.2 million in 2009 and 2008.  Future minimum lease payments under existing agreements are as follows: 2011—$2.3 million, 2012—$1.9 million, 2013—$1.2 million, 2014—$0.7 million, 2015—$0.4 and thereafter—$1.8 million.

Other commitments

The Company has entered into four operational support systems contracts.  Should we terminate any of the contracts prior to their expiration, we would be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts.  In addition, we have a contractual obligation for network maintenance.  The total of the Company’s other commitments are due as follows: 2011—$1.3 million, 2012—$0.6 million, 2013—$0.1 million, 2014—$0.1 million, 2015—$0.1 million, and thereafter—$0.1 million.

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

(In thousands, except per share amounts)	2010	2009	2008

Basic Earnings Per Share Using Two-class Method:
Net income	$33,152	$25,935	$13,367
Less: net income attributable to noncontrolling interest	557	1,030	863
Net income attributable to common shareholders before allocation of earnings to participating securities	32,595	24,905	12,504
Less: earnings allocated to participating securities	439	309	241
Net income attributable to common stockholders	$32,156	$24,596	$12,263

Weighted-average number of common shares outstanding	29,490	29,396	29,321

Net income per common share attributable to common stockholders - basic	$1.09	$0.84	$0.42

Diluted Earnings Per Share Using Two-class Method:
Net income	$33,152	$25,935	$13,367
Less: net income attributable to noncontrolling interest	557	1,030	863
Net income attributable to common shareholders before allocation of earnings to participating securities	32,595	24,905	12,504
Less: earnings allocated to participating securities	439	309	241
Net income attributable to common stockholders	$32,156	$24,596	$12,263

Weighted-average number of common shares outstanding (1)	29,490	29,396	29,321

Net income per common share attributable to common stockholders - diluted	$1.09	$0.84	$0.42

(1)   to the extent that restricted shares are anti-dilutive, they have been excluded from the calculation of diluted earnings per share in accordance with the applicable accounting guidance.

We had additional potential dilutive securities outstanding representing 0.2 million common shares that were not included in the computation of potentially dilutive securities at December 31, 2010 and 2009, because they were anti-dilutive.

23.          Business Segments

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations.”  Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, DSL Internet access, IPTV, VOIP service, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  The Company also operates two complementary non-core businesses that comprise “Other Operations,” including telephone services to correctional facilities and equipment sales.  Management evaluates the performance of these business segments based upon net revenue, operating income, and income before extraordinary items.

(In thousands)	2010	2009	2008

Telephone operations	$349,612	$364,548	$379,027
Other operations	33,754	41,619	39,397
Total net revenue	383,366	406,167	418,424

Operating expense — telephone operations	199,077	211,068	214,519
Operating expense — other operations	31,250	39,166	37,813
Operating expense — impairment charge	—	—	6,050
Total operating expense	230,327	250,234	258,382

Depreciation and amortization expense — telephone operations	86,270	84,018	90,394
Depreciation and amortization expense — other operations	872	1,209	1,284
Total depreciation expense	87,142	85,227	91,678

Operating income — telephone operations	64,265	69,462	74,114
Operating income - other operations	1,632	1,244	(5,750)
Total operating income	65,897	70,706	68,364

Interest expense, net of interest income	(50,740)	(57,935)	(66,292)
Investment income	27,744	25,770	20,495
Loss on extinguishment of debt	—	—	(9,224)
Other, net	(758)	(207)	(577)
Income before taxes and extraordinary item	$42,143	$38,334	$12,766

Capital expenditures:
Telephone operations	$41,620	$41,853	$47,181
Other operations	169	499	846
Total	$41,789	$42,352	$48,027

Goodwill:
Telephone operations	$519,528	$519,528	$519,528
Other operations	1,034	1,034	1,034
Total	$520,562	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,201,545	$1,214,329	$1,227,320
Other operations	8,001	12,278	14,306
Total	$1,209,546	$1,226,607	$1,241,626

(1)            Included within the telephone operations segment assets are our equity method investments totaling $49.6 million at December 31, 2010 and 2009 and $46.8 million at December 31, 2008.

24.          Quarterly Financial Information (unaudited)

(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2010:
Net revenues	$98,302	$95,737	$95,576	$93,751
Operating expenses:
Cost of services and products	35,940	35,649	36,371	34,342
Selling, general and administrative expenses	22,803	21,390	21,686	22,146
Depreciation and amortization	21,542	21,460	21,918	22,222
Total operating expense	80,285	78,499	79,975	78,710
Operating income	18,017	17,238	15,601	15,041
Other expenses, net	6,539	6,427	4,683	6,105
Income before income taxes	11,478	10,811	10,918	8,936
Income tax expense/(benefit)	4,427	3,638	(1,049)	1,975
Net income	7,051	7,173	11,967	6,961
Less: Income attributable to noncontrolling interest	131	124	130	172
Net income attributable to common stockholders	$6,920	$7,049	$11,837	$6,789

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders
Basic	$0.23	$0.24	$0.40	$0.23
Diluted	$0.23	$0.24	$0.40	$0.23

2009:
Net revenues	$101,710	$102,042	$101,590	$100,825
Operating expenses:
Cost of services and products	36,100	36,344	36,151	36,865
Selling, general and administrative expenses	27,877	25,850	25,600	25,447
Depreciation and amortization	21,677	20,981	21,341	21,228
Total operating expense	85,654	83,175	83,092	83,540
Income from operations	16,056	18,867	18,498	17,285
Other expenses, net	9,973	6,022	8.721	7,656
Income (loss) before income taxes	6,083	12,845	9,777	9,629
Income tax expense (benefit)	2,386	5,186	2,494	2,333
Net income	3,697	7,659	7,283	7,296
Less: Income attributable to noncontrolling interest	407	136	226	261
Net income attributable to common shareholders	$3,290	$7,523	$7,057	$7,035

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders
Basic	$0.11	$0.25	$0.24	$0.24
Diluted	$0.11	$0.25	$0.24	$0.24

25.          Subsequent Events

On March 2, 2011, our employees belonging to the Communications Workers of America Local 6218 approved a new three year contract with the Company, effective as of March 1, 2011 and expiring on February 28, 2014, which covers 38 bargained for employees at our Katy, TX location.

Schedule II—Valuation Reserves is set forth below.

(In thousands)	2010	2009	2008

Allowance for doubtful accounts:
Balance at beginning of year	$1,796	$1,908	$2,440
Provision charged to expense	5,963	4,812	4,819
Write-offs, less recoveries	(5,065)	(4,924)	(5,351)
Balance at end of year	$2,694	$1,796	$1,908

Inventory reserve:
Balance at beginning of year	$701	$878	$400
Provision charged to expense	163	542	597
Write-offs, less recoveries	(469)	(719)	(119)
Balance at end of year	$395	$701	$878

Income tax valuation allowance:
Balance at beginning of year	$—	$—	$2,871
North Pittsburgh adjustment to goodwill	—	—	(1,530)
Reduction of related deferred tax asset	—	—	(1,341)
Balance at end of year	$—	$—	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Pennsylvania RSA 6 (II) Limited Partnership:

We have audited the accompanying balance sheets of Pennsylvania RSA 6 (II) Limited Partnership (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA
March 4, 2011

Pennsylvania RSA 6 (II) Limited Partnership

Balance Sheets - As of December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance of $245 and $184	$8,083	$8,627
Unbilled revenue	1,038	873
Due from affiliate	10,941	9,741
Prepaid expenses and other current assets	22	20

Total current assets	20,084	19,261

PROPERTY, PLANT AND EQUIPMENT—Net	11,908	11,993

OTHER ASSETS	81	108

TOTAL ASSETS	$32,073	$31,362

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,781	$2,372
Advance billings and customer deposits	3,119	2,509

Total current liabilities	5,900	4,881

LONG TERM LIABILITIES	274	203

Total liabilities	6,174	5,084

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	25,899	26,278

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$32,073	$31,362

See notes to financial statements.

Pennsylvania RSA 6 (II) Limited Partnership

Statements of Operations - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008

OPERATING REVENUE
Service revenue	$101,143	$92,054	$83,807
Equipment and other	18,986	23,616	24,652

Total operating revenue	120,129	115,670	108,459

OPERATING COSTS AND EXPENSES
Cost of service (exclusive of items shown below)	37,846	32,875	31,276
Cost of equipment	16,385	23,183	25,329
Selling, general and administrative	30,384	28,396	26,566
Depreciation and amortization	2,445	2,376	2,177

Total operating costs and expenses	87,060	86,830	85,348

OPERATING INCOME	33,069	28,840	23,111

INTEREST INCOME, NET	552	455	235

NET INCOME	$33,621	$29,295	$23,346

Allocation of Net Income:
Limited Partners	$13,563	$11,817	$9,417
General Partner	$20,058	$17,478	$13,929

See notes to financial statements.

Pennsylvania RSA 6 (II) Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	General Partner	Limited Partners
		Consolidated	Venus
		Communications	Cellular	Total
	Cellco	Enterprise	Telephone	Partners’
	Partnership	Services, Inc. (Note 1)	Services, Inc.	Capital

BALANCE—January 1, 2008	$12,908	$5,122	$3,607	$21,637

Distributions	(13,125)	(5,207)	(3,668)	(22,000)

Net Income	13,929	5,525	3,892	23,346

BALANCE—December 31, 2008	13,712	5,440	3,831	22,983

Distributions	(15,512)	(6,154)	(4,334)	(26,000)

Net Income	17,478	6,934	4,883	29,295

BALANCE—December 31, 2009	15,678	6,220	4,380	26,278

Distributions	(20,284)	(8,048)	(5,668)	(34,000)

Net Income	20,058	7,958	5,605	33,621

BALANCE—December 31, 2010	$15,452	$6,130	$4,317	$25,899

See notes to financial statements.

Pennsylvania RSA 6 (II) Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,621	$29,295	$23,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,445	2,376	2,177
Provision for losses on accounts receivable	584	391	483
Changes in certain assets and liabilities:
Accounts receivable	(40)	(1,054)	(1,809)
Unbilled revenue	(165)	(89)	(57)
Prepaid expenses and other current assets	(2)	(3)	—
Accounts payable and accrued liabilities	386	212	58
Advance billings and customer deposits	610	117	295
Long term liabilities	71	16	27

Net cash provided by operating activities	37,510	31,261	24,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,310)	(1,932)	(2,453)
Purchase of customers from an affiliate		—	(182)
Change in due from affiliate, net	(1,200)	(3,329)	115

Net cash used in investing activities	(3,510)	(5,261)	(2,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(34,000)	(26,000)	(22,000)

Net cash used in financing activities	(34,000)	(26,000)	(22,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$25	$2	$15

See notes to financial statements.

Pennsylvania RSA 6 (II) Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

1.                       ORGANIZATION AND MANAGEMENT

Pennsylvania RSA 6 (II) Limited Partnership — Pennsylvania RSA 6 (II) Limited Partnership (the “Partnership”) was formed in 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania 6 (II) rural service area. Under the terms of the partnership agreement, the partnership expires on January 31, 2091.

The partners and their respective ownership percentages as of December 31, 2010, 2009 and 2008 are as follows:

General Partner:
Cellco Partnership* (“General Partner”)	59.66%

Limited Partners:
Consolidated Communications Enterprise Services, Inc.**	23.67%
Venus Cellular Telephone Services, Inc	16.67%

* Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

**Consolidated Communications Enterprise Services, Inc. (CCES) is a wholly-owned subsidiary of Consolidated Communications, Inc.

2.                       SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies.

Revenue Recognition — The Partnership earns revenue by providing access to its network (access revenue) and usage of its network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in Unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices and related equipment costs are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the Partnership records revenue gross at the time of sale. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Cellular service revenues resulting from a cellsite agreement with Cellco are recognized based upon a rate per minute of use (See Note 5).

Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

Retail Stores— The daily operations of all retail stores located within the Partnership’s operating area are managed by Cellco. However, all fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Income Taxes — The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory — Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

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

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value.

Interest expense and network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

Other Assets — Other assets consist of a customer list acquired in 2008. The Partnership amortizes the customer list over its expected useful life of 6 years using a method consistent with historical customer turnover rates. As of December 31, 2010, the gross carrying value is $182 and the accumulated amortization is $101. As of December 31, 2010, the scheduled amortization of the customer list for the next three years is $27 for the years 2011 through 2013.

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred.All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in April 2017 and October 2020. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

Valuation of Assets — Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Cellco re-evaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses.

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $31 related to the spectrum lease). Cellco evaluated its wireless licenses for potential impairment as of December

15, 2010 and December 15, 2009. These evaluations resulted in no impairment of wireless licenses.

Concentrations — The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on historical net write-off experience. No single customer receivable is large enough to present a significant financial risk to the partnership.

Cellco and the Partnership rely on local and long-distance telephone companies, some of which are related parties (See Note 5), and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have a material adverse impact on the Partnership’s operating results.

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

Due from affiliate — Due from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8%, 5.8% and 4.0% for the years ended December 31, 2010, 2009 and 2008, respectively. Included in net interest income is interest income of $556, $460 and $240 for the years ended December 31, 2010, 2009 and 2008, respectively, related to due from affiliate.

Distributions — The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.

Recently Adopted Accounting Standards — On January 1, 2010, the Partnership adopted the accounting standard update regarding fair value measurements and disclosures which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this standard update did not have a material impact on the financial statements.

In July 2010, the accounting standard update regarding disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. The Partnership adopted this standard update during the fourth quarter of 2010. The adoption of this standard update did not have an impact on the financial statements.

Recent Accounting Standards — On January 1, 2011, the Partnership prospectively adopted the accounting standard update regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation is no longer permissible. The adoption of this standard update is not expected to have a significant impact on the financial statements.

On January 1, 2011, the Partnership prospectively adopted the accounting standard update regarding revenue recognition for arrangements that include software elements.  This requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. The adoption of this standard update is not expected to have an impact on the financial statements.

3.                       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2010 and 2009:

	2010	2009

Buildings and improvements (10-40 years)	$6,536	$6,321
Wireless plant and equipment (3-15 years)	21,872	20,401
Furniture, fixtures and equipment (2-5 years)	538	550
Leasehold improvements (5 years)	1,411	1,383

	30,357	28,655

Less: accumulated depreciation	18,449	16,662

Property, plant and equipment, net	$11,908	$11,993

Capitalized network engineering costs of $107 and $89 were recorded during the years ended December 31, 2010 and 2009, respectively. Construction in progress included in certain classifications shown above, principally wireless plant equipment, amounted to $754 and $207 as of December 31, 2010 and 2009, respectively.

4.                       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2010 and 2009:

	2010	2009

Accounts payable	$2,387	$1,983
Accrued liabilities	394	389
Accounts payable and accrued libilities	$2,781	$2,372

Advance billings and customer deposits consist of the following as of December 31, 2010 and 2009:

	2010	2009

Advance billings	$3,033	$2,357
Customer deposits	86	152
Advance billings and customer deposits	$3,119	$2,509

5.                       TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use.  These transactions do not necessarily represent arms length transactions.

Service revenues - Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership.  Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment and other revenues - Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  Other revenues include cell sharing revenue, and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of Service - Cost of service includes roaming costs relating to customers roaming in other affiliated markets and cell sharing costs that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Cost of equipment - Cost of equipment includes the cost of inventory specifically identified and transferred to the Partnership (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative - Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

6.                       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2010, 2009 and 2008, the Partnership recognized a total of $1,265, $1,188 and $1,100, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2011	$1,107
2012	1,033
2013	985
2014	835
2015	811
2016 and thereafter	7,413

Total minimum payments	$12,184

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership. These represent legal obligations of Cellco.

7.                       CONTINGENCIES

Cellco is subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also defending lawsuits filed against itself and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters as of December 31, 2010 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.                       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2010	$184	$584	$(523)	$245
2009	225	391	(432)	184
2008	154	483	(412)	225

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of GTE Mobilnet of Texas #17 Limited Partnership:

We have audited the accompanying balance sheets of GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA
March 4, 2011

GTE Mobilnet of Texas #17 Limited Partnership

Balance Sheets - As of December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance of $574 and $480	$3,924	$3,735
Unbilled revenue	1,794	1,521
Due from affiliate	12,973	14,469
Prepaid expenses and other current assets	17	16

Total current assets	18,708	19,741

PROPERTY, PLANT AND EQUIPMENT—Net	56,716	54,672

TOTAL ASSETS	$75,424	$74,413

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,363	$2,589
Advance billings and customer deposits	1,124	997

Total current liabilities	4,487	3,586

LONG TERM LIABILITIES	531	370

Total liabilities	5,018	3,956

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	70,406	70,457

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$75,424	$74,413

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Statements of Operations - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008

OPERATING REVENUE
Service revenue	$80,160	$69,844	$55,376
Equipment and other	4,669	4,381	5,081

Total operating revenue	84,829	74,225	60,457

OPERATING COSTS AND EXPENSES
Cost of service (exclusive of items shown below)	23,688	18,908	17,327
Cost of equipment	7,852	7,537	6,609
Selling, general and administrative	17,839	16,925	16,132
Depreciation and amortization	8,294	7,362	6,013

Total operating costs and expenses	57,673	50,732	46,081

OPERATING INCOME	27,156	23,493	14,376

INTEREST INCOME, NET	793	637	142

NET INCOME	$27,949	$24,130	$14,518

Allocation of Net Income:
Limited Partners	$22,359	$19,303	$11,614
General Partner	$5,590	$4,827	$2,904

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	General Partner	Limited Partners
	San Antonio MTA, L.P.	Eastex Telecom Investments, L.P.	Telecom Supply, Inc.	Consolidated Communications Enterprise Services, Inc. (Note 1)	ALLTEL Communications Investments, Inc.	San Antonio MTA, L.P.	Total Partners’ Capital

BALANCE—January 1, 2008	$9,762	$8,308	$8,308	$8,308	$8,308	$5,815	$48,809

Distributions	(1,000)	(851)	(851)	(851)	(851)	(596)	(5,000)

Net Income	2,904	2,471	2,471	2,471	2,471	1,730	14,518

BALANCE—December 31, 2008	11,666	9,928	9,928	9,928	9,928	6,949	58,327

Distributions	(2,401)	(2,042)	(2,042)	(2,042)	(2,042)	(1,431)	(12,000)

Net Income	4,827	4,107	4,107	4,107	4,107	2,875	24,130

BALANCE—December 31, 2009	14,092	11,993	11,993	11,993	11,993	8,393	70,457

Distributions	(5,600)	(4,766)	(4,766)	(4,766)	(4,766)	(3,336)	(28,000)

Net Income	5,590	4,757	4,757	4,757	4,757	3,331	27,949

BALANCE—December 31, 2010	$14,082	$11,984	$11,984	$11,984	$11,984	$8,388	$70,406

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,949	$24,130	$14,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,294	7,362	6,013
Provision for losses on accounts receivable	1,172	1,014	936
Changes in certain assets and liabilities:
Accounts receivable	(1,361)	(1,361)	(1,318)
Unbilled revenue	(273)	(470)	(99)
Prepaid expenses and other current assets	(1)	4	(12)
Accounts payable and accrued liabilities	244	645	542
Advance billings and customer deposits	127	57	167
Other long term liabilities	161	35	65

Net cash provided by operating activities	36,312	31,416	20,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(9,808)	(11,267)	(16,895)
Change in due from affiliate, net	1,496	(8,149)	1,083

Net cash used in investing activities	(8,312)	(19,416)	(15,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(28,000)	(12,000)	(5,000)

Net cash used in financing activities	(28,000)	(12,000)	(5,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$778	$249	$178

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

1.                          ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas #17 Limited Partnership — GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

The partners and their respective ownership percentages as of December 31, 2010, 2009 and 2008 are as follows:

General Partner:
San Antonio MTA, L.P.*	20.0000%

Limited Partners:
Eastex Telecom Investments, L.P.	17.0213%
Telecom Supply, Inc.	17.0213%
Consolidated Communications Enterprise Services, Inc.**	17.0213%
ALLTEL Communications Investments, Inc. *	17.0213%
San Antonio MTA, L.P.*	11.9148%

*San Antonio MTA, L.P. (“General Partner”) and ALLTEL Communications Investments, Inc. are wholly-owned subsidiaries of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

**Consolidated Communications Enterprise Services, Inc. is a wholly-owned subsidiary of Consolidated Communications, Inc.

2.                       SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies.

Revenue Recognition — The Partnership earns revenue by providing access to its network (access revenue) and usage of its network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in Unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices and related equipment costs are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the Partnership records revenue gross at the time of sale. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

Income Taxes — The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory — Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

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

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value.

Interest expense and network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in December 2019. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

Valuation of Assets — Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Cellco re-evaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses.

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $76 related to the spectrum lease). Cellco evaluated its wireless licenses for potential impairment as of December 15, 2010 and December 15, 2009. These evaluations resulted in no impairment of wireless licenses.

Concentrations — The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on historical net write-off experience. No single customer receivable is large enough to present a significant financial risk to the partnership.

Cellco and the Partnership rely on local and long-distance telephone companies, some of which are related parties (See Note 5), and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have a material adverse impact on the Partnership’s operating results.

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

Due from affiliate — Due from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8%, 5.8% and 4.0% for the years ended December 31, 2010, 2009 and 2008, respectively. Included in net interest income is interest income of $796, $644 and $148 for the years ended December 31, 2010, 2009 and 2008, respectively, related to due from affiliate.

Distributions — The Partnership is required to make distributions to its partners based upon its Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.

Recently Adopted Accounting Standards — On January 1, 2010, the Partnership adopted the accounting standard update regarding fair value measurements and disclosures which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this standard update did not have a material impact on the financial statements.

In July 2010, the accounting standard update regarding disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. The Partnership adopted this standard update during the fourth quarter of 2010. The adoption of this standard update did not have an impact on the financial statements.

Recent Accounting Standards - On January 1, 2011, the Partnership prospectively adopted the accounting standard update regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation is no longer permissible. The adoption of this standard update is not expected to have a significant impact on the financial statements.

On January 1, 2011, the Partnership prospectively adopted the accounting standard update regarding revenue recognition for arrangements that include software elements.  This requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. The adoption of this standard update is not expected to have an impact on the financial statements.

3.                       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2010 and 2009:

	2010	2009

Buildings and improvements (20-40 years)	$21,553	$20,327
Wireless plant and equipment (3-15 years)	68,898	62,324
Furniture, fixtures and equipment (2-10 years)	87	76
Leasehold improvements (5 years)	4,695	3,717

	95,233	86,444

Less: accumulated depreciation	38,517	31,772

Property, plant and equipment, net	$56,716	$54,672

Capitalized network engineering costs of $671 and $641 were recorded during the years ended December 31, 2010 and 2009, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $5,715 and $5,887 as of December 31, 2010 and 2009, respectively.

4.                       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2010 and 2009:

	2010	2009

Accounts payable	$1,376	$787
Non-income based taxes and regulatory fees	$1,093	$1,081
Texas margin tax payable	$454	$370
Accrued commissions	440	351
Accounts payable and accrued libilities	$3,363	$2,589

Advance billings and customer deposits consist of the following as of December 31, 2010 and 2009:

	2010	2009

Advance billings	$1,020	$819
Customer deposits	104	178
Advance billings and customer deposits	$1,124	$997

5.                       TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use.  These transactions do not necessarily represent arms length transactions.

Service revenues - Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership.  Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment and other revenues - Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  Other revenues include other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of Service - Cost of service includes roaming costs relating to customers roaming in other affiliated markets and switch costs that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Cost of equipment - Cost of equipment includes the cost of inventory specifically identified and transferred to the Partnership (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative - Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

6.                       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended

December 31, 2010, 2009 and 2008, the Partnership recognized a total of $2,694, $2,463 and $2,511, respectively, as rent expense related to these operating leases, which was included in cost of service expense in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2011	$2,670
2012	2,634
2013	2,597
2014	2,516
2015	2,245
2016 and thereafter	17,852

Total minimum payments	$30,514

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership. These represent legal obligations of Cellco.

7.                       CONTINGENCIES

Cellco is subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also defending lawsuits filed against itself and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters as of December 31, 2010 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.                       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:

2010	$480	$1,172	$(1,078)	$574
2009	$385	$1,014	$(919)	$480
2008	$373	$936	$(924)	$385

******