Form 10-Q
period 2011-03-31
Consolidated Communications Holdings, Inc.
filed 2011-05-06
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of May 6, 2011
Common Stock, $0.01 Par Value	29,940,939 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2011	2010

Net revenues	$95,441	$98,302
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	35,684	35,940
Selling, general and administrative expenses	20,699	22,803
Depreciation and amortization	22,158	21,542
Operating income	16,900	18,017
Other income (expense):
Interest expense, net of interest income	(11,939)	(12,905)
Investment income	6,917	6,302
Other, net	227	64
Income before income taxes	12,105	11,478
Income tax expense	4,608	4,427
Net income	7,497	7,051
Less: net income attributable to noncontrolling interest	132	131
Net income attributable to common stockholders	$7,365	$6,920

Net income per common share—basic	$0.25	$0.23

Net income per common share—diluted	$0.25	$0.23

Cash dividends per common share	$0.39	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$77,241	$67,654
Accounts receivable, net of allowance for doubtful accounts of $2,871 in 2011 and $2,694 in 2010	39,285	42,012
Inventories	8,732	7,972
Income tax receivable	4,679	6,490
Deferred income taxes	5,736	5,672
Prepaid expenses and other current assets	8,126	6,450
Total current assets	143,799	136,250

Property, plant and equipment, net	350,206	356,057
Investments	98,969	99,105
Goodwill	520,562	520,562
Customer lists, net	74,415	79,950
Tradenames	12,347	12,347
Deferred debt issuance costs, net and other assets	4,907	5,275
Total assets	$1,205,205	$1,209,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,777	$9,972
Advance billings and customer deposits	22,997	22,088
Dividends payable	11,599	11,530
Accrued expense	19,746	22,649
Current portion of capital lease obligations	160	132
Current portion of derivative liability	4,344	6,374
Current portion of pension and postretirement benefit obligations	2,847	2,847
Total current liabilities	72,470	75,592
Long-term portion of capital lease obligation	4,666	3,993
Senior secured long-term debt	880,000	880,000
Deferred income taxes	75,986	73,628
Pension and other postretirement obligations	79,213	80,621
Other long-term liabilities	21,138	23,837
Total liabilities	1,133,473	1,137,671

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,940,939 and 29,763,122, shares outstanding as of March 31, 2011 and December 31, 2010, respectively	299	298
Additional paid-in capital	94,402	98,126
Retained earnings	—	—
Accumulated other comprehensive loss, net	(28,023)	(31,471)
Noncontrolling interest	5,054	4,922
Total stockholders’ equity	71,732	71,875
Total liabilities and stockholders’ equity	$1,205,205	$1,209,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Non- controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss, net	Interest	Total

Balance - December 31, 2010	29,763,122	$298	$98,126	$—	$(31,471)	$4,922	$71,875

Dividends on common stock	—	—	(4,234)	(7,365)	—	—	(11,599)
Shares issued under employee plan, net of forfeitures	177,817	1	(1)	—	—	—	—
Non-cash, stock-based compensation	—	—	511	—	—	—	511
Comprehensive income:
Net income	—	—	—	7,365	—	132	7,497
Change in prior service cost and net loss, net of tax of $287	—	—	—	—	492	—	492
Change in fair value of cash flow hedges, net of tax of $1,703	—	—	—	—	2,956	—	2,956
Total comprehensive income							10,945
Balance - March 31, 2011	29,940,939	$299	$94,402	$—	$(28,023)	$5,054	$71,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2011	2010

Operating Activities
Net income	$7,497	$7,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,158	21,542
Deferred income taxes	298	80
Loss on disposal of assets	4	4
Cash distributions from wireless partnerships in excess of earnings	2	705
Stock-based compensation expense	511	503
Amortization of deferred financing costs	324	324
Changes in operating assets and liabilities:
Accounts receivable, net	2,727	(510)
Income tax receivable	1,811	(1,163)
Inventories	(760)	(708)
Other assets	(1,646)	(2,126)
Accounts payable	805	(952)
Accrued expenses and other liabilities	(2,652)	(961)
Net cash provided by operating activities	31,079	23,789
Investing Activities
Additions to property, plant and equipment, net	(10,043)	(10,935)
Proceeds from the sale of assets	115	—
Proceeds from the sale of investments	—	514
Net cash used for investing activities	(9,928)	(10,421)
Financing Activities
Payment of capital lease obligation	(34)	(241)
Dividends on common stock	(11,530)	(11,546)
Net cash used for financing activities	(11,564)	(11,787)
Net increase in cash and equivalents	9,587	1,581
Cash and equivalents at beginning of year	67,654	42,758
Cash and equivalents at end of period	$77,241	$44,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2011 and 2010.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of March 31, 2011, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2010, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2.             Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The ASU amends Accounting Standards Codification (“ASC”) Topic 820-10 to require a number of additional disclosures regarding fair value measurements.  The update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  ASU 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities.  These updates are effective for interim and annual reporting periods beginning after December 15, 2009.  ASU 2010-06 had no material impact on the Company’s financial results given that the update is related to disclosure and presentation only.

3.             Prepaid and other current assets

Prepaid and other current assets are as follows:

(In thousands)	March 31, 2011	December 31, 2010

Prepaid maintenance	$2,168	$2,242
Prepaid taxes	1,833	182
Deferred charges	759	961
Prepaid insurance	879	392
Prepaid expense - other	2,369	2,603
Current portion of swap assets	5	—
Other current assets	113	70
Total	$8,126	$6,450

4.             Property, plant and equipment

Property, plant and equipment are as follows:

(In thousands)	March 31, 2011	December 31, 2010

Land and buildings	$66,520	$66,499
Network and outside plant facilities	872,578	869,565
Furniture, fixtures and equipment	81,321	81,920
Assets under capital lease	10,014	9,279
Less: accumulated depreciation	(689,923)	(675,390)
	340,510	351,873
Construction in progress	9,696	4,184
Totals	$350,206	$356,057

Depreciation expense totaled $16.6 million and $16.0 million for the three month periods ended March 31, 2011 and 2010, respectively.

Effective March 1, 2011, we renewed a lease for approximately 4,800 square feet of space in Pittsburgh, PA which we have treated as a capital lease in accordance with ASC Topic 840, Leases.  The expiration date of this capital lease is February 2021.  As of March 31, 2011, the present value of the minimum lease payments was $0.7 million, $19 thousand of which is due and payable within the next twelve months.  The lease requires total rental payments to the lessor of approximately $1.6 million over the term of the lease.

5.             Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  For each of the three month periods ended March 31, 2011 and 2010, we received cash distributions from these partnerships totaling $3.0 million.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA 17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have some influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For each of the three month periods ended March 31, 2011 and 2010, we received cash distributions from these partnerships totaling $3.9 million.

Our investments are as follows:

(In thousands)	March 31, 2011	December 31, 2010

Cash surrender value of life insurance policies	$1,764	$1,960
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	3,209	3,148
Other	25	25
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,077	19,253
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,131	7,191
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,206	22,971
Boulevard Communications, LLP (50% interest)	157	157
Total	$98,969	$99,105

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, which has traditionally been a significant lender in the Company’s credit facility.   The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Because the income from our investment in RSA 6(II) for the first quarter of 2011 exceeds 10% of our pretax income, below is a summary of unaudited summarized income statement information of RSA 6(II):

	Three months ended March 31,
(In thousands)	2011	2010

Total revenues	$31,061	$28,973
Income from operations	7,853	7,871
Net income before taxes	7,862	8,045
Net income	7,862	8,045

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

The Company’s swap assets and liabilities measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$5	—	$5	—
Current interest rate swap liabilities	(4,344)	—	(4,344)	—
Long-term interest rate swap liabilities	(19,072)	—	(19,072)	—
Totals	$(23,411)	$—	$(23,411)	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$20	—	$20	—
Current interest rate swap liabilities	(6,374)	—	(6,374)	—
Long-term interest rate swap liabilities	(21,751)	—	(21,751)	—
Totals	$(28,105)	$—	$(28,105)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$49,571	n/a	$49,572	n/a
Investments, at cost	$47,634	n/a	$47,573	n/a
Long-term debt	$880,000	$880,000	$880,000	$880,000

The Company’s investments at March 31, 2011 and December 31, 2010 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods.

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

The following table presents the carrying amount of goodwill by segment:

(In thousands)	March 31, 2011	December 31, 2010

Telephone Operations	$519,528	$519,528
Other Operations	1,034	1,034
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $12.3 million at both March 31, 2011 and December 31, 2010.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Gross carrying amount	$193,124	$193,124	$4,405	$4,405
Less: accumulated amortization	(119,480)	(114,055)	(3,634)	(3,524)
Net carrying amount	$73,644	$79,069	$771	$881

Amortization associated with customer lists totaled approximately $5.5 million in each of the three month periods ended March 31, 2011 and 2010.

8.             Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	March 31, 2011	December 31, 2010

Deferred debt issuance costs, net	$4,847	$5,171
Other assets	60	104
Total	$4,907	$5,275

Deferred debt issuance costs are subject to amortization.  Remaining deferred debt issuance costs of $4.8 million at March 31, 2011 related to our secured credit facility will be amortized utilizing a method which approximates the effective interest method over the remaining life of 3.75 years, resulting in annual amortization expense of $1.3 million unless the facility is extinguished earlier.

9.             Accrued Expenses

Accrued expenses are as follows:

(In thousands)	March 31, 2011	December 31, 2010

Salaries and employee benefits	$9,260	$9,438
Taxes payable	1,936	5,035
Accrued interest	127	104
Other accrued expenses	8,423	8,072
Total accrued expenses	$19,746	$22,649

10.          Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2011	December 31, 2010

Senior secured credit facility - revolving loan	$—	$—
Senior secured credit facility - term loan	880,000	880,000
Obligations under capital lease	4,826	4,125
	884,826	884,125
Less: current portion	(160)	(132)
Total long-term debt	$884,666	$883,993

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has outstanding a credit agreement with several financial institutions, which consists of a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit) and an $880 million term loan facility.  Borrowings under the credit facility are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.  The term loan requires no principal reductions prior to maturity and thus matures in full on December 31, 2014.  The revolving credit facility matures on December 31, 2013.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of March 31, 2011 or December 31, 2010, or at any time during the quarter ended March 31, 2011.

At our election, borrowings under the credit facilities bear interest at a rate equal to an applicable margin plus either a “base rate” or LIBOR.  As of March 31, 2011, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans.  The applicable margin for our $880 million term loan is fixed for the duration of the loan.  The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid.  Based on our leverage ratio of 4.85:1 at March 31, 2011, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings for the three month period ending June 30, 2011.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended March 31, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.15% and 5.57% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of March 31, 2011, we were in compliance with the credit agreement covenants.

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center needs.  As of March 31, 2011, the present value of the minimum remaining lease commitments was approximately $4.9 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $9.2 million over the remaining term of the leases.

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

We currently have in place interest rate swap agreements whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  We also have interest rate swap agreements whereby we make 3-month LIBOR-based payments, less a fixed percentage to a counterparty and receive 1-month LIBOR.  The combination effectively hedges the interest payments based on 1-month LIBOR resets on a portion of our credit facility.  During the first quarter of 2011, the net effect of these swaps is that we paid a weighted-average fixed rate of 3.64% to our swap counterparties on $430 million of notional amount and received 1-month LIBOR less a fixed percentage.  The weighted-average fixed percentage received was 0.06% for the first quarter of 2011.  We have outstanding $430 million notional value of these swaps in place as of March 31, 2011.

We also have in place $200 million notional amount of floating to fixed interest rate swap agreements.  Under these swap agreements, we will make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  These swap agreements have a maturity date of March 31, 2013.

In addition, we also have entered into a $100 million notional amount forward starting floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  For this swap agreement, we will make fixed payments to the swap counterparty at a weighted-average fixed rate of 1.65% and receive 1-month LIBOR.  The September 2011 forward starting swap agreement has a maturity date of September 30, 2013.

At both March 31, 2011 and December 31, 2010, approximately 71.59% of our outstanding debt was fixed through the use of interest rate swaps.

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

We report the gross fair value of our derivatives in either prepaid expenses and other current assets, current portion of derivative liability or other long-term liabilities on our consolidated balance sheets.  The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under ASC 815:

	Fair Value
	March 31,	December 31,
(In thousands)	2011	2010

Prepaid expenses and other current assets	$5	$20
Current portion of derivative liability	(4,344)	(6,374)
Other long-term liabilities	(19,072)	(21,751)

At March 31, 2011 and December 31, 2010, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $23.3 million and $28.0 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions at March 31 are as follows:

(In thousands)	2011	2010

Loss/(gain) recognized in accumulated other comprehensive income (loss) (“AOCI”) (pretax)	$(4,659)	$(144)
Loss/(gain) arising from ineffectiveness increasing/(reducing) interest expense	$(34)	$29
Deferred losses reclassed from AOCI to interest expense	$483	$1,582

(In thousands, except months)	March 31, 2011	December 31, 2010

Aggregate notional value of current derivatives outstanding	$630,000	$630,000
Aggregate notional value of forward derivatives outstanding	$100,000	$100,000
Period through which derivative positions currently exist	September 2013	September 2013
Loss in fair value of derivatives	$23,411	$28,105
Deferred losses included in AOCI (pretax)	$23,304	$27,963
Losses included in AOCI to be recognized in the next 12 months	$780	$1,250
Number of months over which loss in OCI is to be recognized	24	27

12.          Interest Expense, Net of Interest Income

The following table summarizes interest expense for the three month periods end March 31:

(In thousands)	2011	2010

Interest expense – credit facility	$6,087	$6,020
Payments on swap liabilities, net	5,257	6,246
Interest expense- capital leases	156	2
Uncertain tax position interest accrual	12	118
Other interest	173	242
Amortization of deferred financing fees	324	324
Capitalized interest	(33)	(31)
Total interest expense	11,976	12,921
Less: interest income	(37)	(16)
Interest expense, net of interest income	$11,939	$12,905

13.          Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.  We recognized expense with respect to these plans of $0.7 million for each of the three month periods ended March 31, 2011 and 2010.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the three months ended March 31:

(In thousands)	2011	2010

Service cost	$416	$467
Interest cost	2,549	2,784
Expected return on plan assets	(2,494)	(2,546)
Net amortization loss	870	189
Prior service credit amortization	(51)	(11)
Net periodic pension cost	$1,290	$883

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

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the three months ended March 31:

(In thousands)	2011	2010

Interest cost	$14	$15
Net amortization loss	12	8
Net periodic pension cost	$26	$23

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for the three month period ended March 31, 2011 and $0.1 million for the three month period ended March 31, 2010.  The net present value of the remaining obligations was approximately $2.7 million at March 31, 2011 and $2.9 million at December 31, 2010, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We did not recognize any proceeds in other income for the three month periods ended March 31, 2011 or 2010 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.8 million at March 31, 2011 and $2.0 million at December 31, 2010.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

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

The following table summarizes the components of the net periodic costs for postretirement benefits for the three months ended March 31:

(In thousands)	2011	2010

Service cost	$223	$206
Interest cost	392	530
Net prior service cost amortization	(47)	(112)
Net periodic postretirement benefit cost	$568	$624

15.          Other Long-term Liabilities

Other long-term liabilities are as follows:

(In thousands)	March 31, 2011	December 31, 2010

Long-term derivative liabilities	$19,072	$21,751
Uncertain tax positions	1,475	1,475
Accrued interest on uncertain tax positions	67	56
Other long-term liabilities	524	555
Total	$21,138	$23,837

16.          Stock-based Compensation Plans

Pretax stock-based compensation expense for the three month periods ended March 31 was as follows:

(In thousands)	2011	2010

Restricted stock	$349	$338
Performance shares	162	165
Total	$511	$503

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of March 31, 2011, we had not yet recognized compensation expense on the following non-vested awards.

(In thousands)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$3,615	1.8
Performance shares	2,010	1.6
Total	$5,625	1.7

The following table summarizes unvested restricted stock awards outstanding and changes during the three months ended March 31:

	2011		2010
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding – January 1	101,435	$17.40	82,375	$12.08
Shares granted	127,377	17.92	115,949	18.65
Shares vested	—	—	(3,000)	13.00
Non-vested restricted shares outstanding – March 31	228,812	$17.69	195,324	$15.97

(1)           Represents the weighted–average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the three months ended March 31:

	2011		2010
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding – January 1	68,880	$15.74	46,578	$11.72
Shares granted	50,440	18.65	98,002	9.05
Shares vested	—	—	—	—
Non-vested performance shares outstanding – March 31	119,320	$16.66	144,580	$16.42

(1)          Represents the weighted–average fair value on date of grant.

17.          Income Taxes

There have been no changes to the balance of our unrecognized tax benefits as reported at December 31, 2010.  As of March 31, 2011 and December 31, 2010, the amount of unrecognized tax benefits was $1.5 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $1.0 million.  A decrease in unrecognized tax benefits of $0.3 million and less than $0.1 million of related accrued interest is expected in the third quarter of 2011 due to the expiration of a state statute of limitations.  The tax benefit attributable to the $0.3 million decrease in unrecognized tax benefits will not have a significant effect on the Company’s effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At March 31, 2011, we had recorded $67 thousand of interest and penalties relating to uncertain tax positions, of which $12 thousand was recorded during the three months ended March 31, 2011.

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

Our effective tax rate was 38.1% and 38.6%, for the three months ended March 31, 2011 and 2010, respectively.  The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses and a change in the Illinois state income tax rate.

In January 2011, Illinois’ Governor signed into law PA. 96-1496.  Included as part of the law was an increase in the corporate income tax rate.  This resulted in an increase of our net deferred tax liabilities and corresponding increase to our state tax provision of $0.3 million recognized in the first quarter of 2011.  Exclusive of this adjustment, our effective tax rate for the first quarter of 2011 would have been approximately 35.6%.

18.          Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is comprised of the following components:

	March 31,	December 31,
(In thousands)	2011	2010

Fair value of cash flow hedges	$(23,304)	$(27,962)
Prior service credits and net losses on postretirement plans	(20,925)	(21,709)
	(44,229)	(49,672)
Deferred taxes	16,206	18,201
Totals	$(28,023)	$(31,471)

The following table summarizes total comprehensive income for the three month periods ended March 31:

(In thousands)	2011	2010

Net income	$7,497	$7,051
Other comprehensive income:
Prior service cost and net loss, net of tax	492	47
Change in fair value of cash flow hedges, net of tax	2,956	90
Total comprehensive income	10,945	7,188
Less: comprehensive income attributable to noncontrolling interest	132	131
Comprehensive income attributable to common stockholders	$10,813	$7,057

19.          Environmental Remediation Liabilities

Environmental remediation liabilities were $0.3 million at March 31, 2011 and December 31, 2010, and are included in other long-term liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

20.          Litigation and Contingencies

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged losses are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

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

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010

Basic Earnings Per Share Using Two-class Method:
Net income	$7,497	$7,051
Less: net income attributable to noncontrolling interest	132	131
Net income attributable to common shareholders before allocation of earnings to participating securities	7,365	6,920
Less: earnings allocated to participating securities	127	43
Net income attributable to common stockholders	$7,238	$6,877

Weighted-average number of common shares outstanding	29,593	29,483

Net income per common share attributable to common stockholders - basic	$0.25	$0.23

Diluted Earnings Per Share Using Two-class Method:
Net income	$7,497	$7,051
Less: net income attributable to noncontrolling interest	132	131
Net income attributable to common shareholders before allocation of earnings to participating securities	7,365	6,920
Less: earnings allocated to participating securities	127	43
Net income attributable to common stockholders	$7,238	$6,877

Weighted-average number of common shares outstanding	29,593	29,483

Net income per common share attributable to common stockholders - diluted	$0.25	$0.23

We had additional potential dilutive securities including unvested restricted shares and performance shares outstanding representing 0.3 million common shares that were not included in the computation of potentially dilutive securities at March 31, 2011 and 2010 because they were anti-dilutive or the achievement of performance conditions had not been met at the end of the period.

22.          Business Segments

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations.”  Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, standard and high-definition digital television, digital telephone service

(“VOIP”), custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  We also operate two non-core complementary businesses that comprise our “Other Operations” segment, including telephone services to correctional facilities and equipment sales.  Management evaluates the performance of these business segments based upon net revenue, operating income, and income before extraordinary items.

	Three Months Ended March 31,
(In thousands)	2011	2010

Telephone operations	$87,394	$88,783
Other operations	8,047	9,519
Total net revenue	95,441	98,302

Operating expense – telephone operations	48,945	49,974
Operating expense – other operations	7,438	8,769
Total operating expense	56,383	58,743

Depreciation and amortization expense – telephone operations	21,947	21,326
Depreciation and amortization expense – other operations	211	216
Total depreciation expense	22,158	21,542

Operating income – telephone operations	16,502	17,483
Operating income - other operations	398	534
Total operating income	16,900	18,017

Interest expense, net of interest income	(11,939)	(12,905)
Investment income	6,917	6,302
Other, net	227	64
Income before taxes	$12,105	$11,478

Capital expenditures:
Telephone operations	$9,987	$10,912
Other operations	56	23
Total	$10,043	$10,935

	March 31,	December 31,
	2011	2010
Goodwill:
Telephone operations	$519,528	$519,528
Other operations	1,034	1,034
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,197,967	$1,201,545
Other operations	7,238	8,001
Total	$1,205,205	$1,209,546

(1)  Included within the telephone operations segment assets are our equity method investments totaling $49.6 million at both March 31, 2011 and December 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three month periods ended March 31, 2011 and 2010 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

•                  our substantial amount of debt and our ability to refinance it or to incur additional debt in the future;

•                  our need for a significant amount of cash to service our debt and to pay dividends on our common stock;

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

•                  liability and compliance costs regarding environmental regulations; and

•                  the additional risk factors outlined in Part I — Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.

Many of these risks are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.  Because of these risks, uncertainties, and assumptions, you should not place undue reliance on these forward-looking statements.  Furthermore, forward-looking statements speak only as of the date they are made.   Except as required under the federal securities laws or the rules and regulations of the U.S. Securities and Exchange Commission, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

We are an established rural local exchange carrier that provides communications services to residential and business customers in Illinois, Texas and Pennsylvania. We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access (“DSL”), standard and high-definition digital television (“IPTV”), digital telephone service (“VOIP”), custom calling features, private line services, carrier access services, network capacity services over our regional fiber optic network, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  We also operate two non-core complementary businesses:  telephone services to correctional facilities and equipment sales.

Executive Summary

We generated net income attributable to common stockholders of $7.4 million, or $0.25 per diluted share, in the first three months of 2011, as compared to net income attributable to common stockholders of $6.9 million, or $0.23 per diluted share, in the first three months of 2010.  The improvement in net income in 2011 is primarily related to lower interest expense and increased earnings from our wireless partnerships.  However, we were also able to continue our focus of reducing operating expenditures (excluding those associated with the sale of our telemarketing and operator services businesses) as a result of previous and ongoing cost reduction efforts which helped us offset revenue declines.  During the first quarter of 2011, reductions in salaries, professional fees, supplies, occupancy costs and SG&A taxes were partially offset by higher depreciation, pension, advertising and video programming costs, along with higher commission payments to the State of Illinois necessitated by an increase in revenue from our prison services business.

Revenue in the first quarter of 2011 decreased to $95.4 million as compared to $98.3 million in the first quarter of 2010.  Revenue declines in the first three months of 2011 relating to the sale late in the first quarter of 2010 of our telemarketing business and from the sale of our operator services business in the fourth quarter of 2010 totaled approximately $2.3 million.  We also experienced revenue declines in our traditional wireline business, which was offset partially by increases in DSL and IPTV subscriptions and increased revenue from our prison services business.

We completed the sale of our telemarketing business late in the first quarter of 2010 and our operator services business in the fourth quarter of 2010, the assets and revenues of which were immaterial to our overall results of operations.

General

The following general factors should be considered in analyzing our results of operations:

Revenues

Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas.  Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in either of our two operating segments except through acquisitions.  However, we do expect to maintain relatively consistent cash flow from year to year as demand for our data and Internet services grows, and we continue to gain efficiencies and take costs out of our business.

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 234,928, 237,141 and 244,696 local access lines in service as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Most wireline telephone companies have experienced a loss of local access lines due to increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators, along with challenging economic conditions.  We have not been immune to these conditions.  Cable competitors in all of our markets offer a competing voice product.  We estimate that cable companies offer voice service to all of their addressable customers, covering 85% of our entire service territory.

In addition, we expect to continue to experience modest erosion in access lines both due to market forces and through our own competing VOIP product.

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

We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long-distance) and by announcing special promotions, like discounted second lines.  We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV.  As of March 31, 2011, IPTV was available to approximately 205,000 homes in our markets.  Our IPTV subscriber base continues to grow and totaled 30,380, 29,236 and 24,898 subscribers as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 107,634, 106,387 and 102,132 DSL lines in service as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  Currently, over 96% of our rural telephone companies’ local access lines are DSL-capable.

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

•                  Metro-Ethernet services delivered over our copper infrastructure with speeds of 25 mega-bits per second (“mbps”) to 40 mbps;

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

•                  Costs associated with our standard and high definition video products.

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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at March 31, 2011 is being amortized at a weighted-average life of approximately 2.6 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The discussion below covers our consolidated results and results by segment.

For the Three Months Ended March 31, 2011 Compared to March 31, 2010

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended March 31, 2011 and 2010:

	2011		2010
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$22.1	23.2	$23.8	24.2
Network access services	21.4	22.4	21.2	21.6
Subsidies	11.5	12.1	12.2	12.4
Long-distance services	4.3	4.5	4.6	4.7
Data and Internet services	19.6	20.5	18.0	18.3
Other services	8.5	8.9	9.0	9.1
Total telephone operations	87.4	91.6	88.8	90.3
Other operations	8.0	8.4	9.5	9.7

Total operating revenue	95.4	100.0	98.3	100.0

Expenses
Telephone operations	48.9	51.3	50.0	50.9
Other operations	7.4	7.7	8.8	8.9
Depreciation and amortization	22.2	23.3	21.5	21.9
Total operating expense	78.5	82.3	80.3	81.7

Income from operations	16.9	17.7	18.0	18.3

Interest expense, net	11.9	12.5	12.9	13.1
Other income	7.1	7.4	6.3	6.4
Income tax expense	4.6	4.8	4.4	4.5

Net income	7.5	7.8	7.0	7.1
Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1

Net income attributable to common stockholders	$7.4	7.7	$6.9	7.0

Revenue

Revenue in the first three months of 2011 declined by $2.9 million, or 3.0%, to $95.4 million from $98.3 million in the first three months of 2010.  Overall, the decline in revenue was principally due to the sales late in the first quarter of 2010 of our telemarketing business and in the fourth quarter of 2010 of operator service business.  This lowered revenue in our Other Operations segment by approximately $2.3 million quarter over quarter.  In addition to the sale of these businesses, year over year revenue was negatively impacted by a decline in revenues related to our traditional wireline telephone business, which impacted revenue for local calling services, subsidies, long-distance services and directory.  Revenue was positively impacted in 2011 by continued growth in our data and Internet services (including DSL and IPTV), and by revenue growth in our prison services business.

Access line loss continues to moderate and is being offset by growth in our number of broadband connections. VOIP, DSL and IPTV connections all increased during the first three months of 2011 as compared to 2010. Connections by type are as follows:

	March 31,
	2011	2010

Residential access lines in service	139,707	144,855
Business access lines in service	95,221	99,841
Total local access lines in service	234,928	244,696
IPTV subscribers	30,380	24,898
ILEC DSL subscribers	107,634	102,132
Total broadband connections	138,014	127,030

VOIP subscribers	8,665	8,529
CLEC access line equivalents (1)	81,631	73,413

Total connections	463,238	453,668

Long-distance lines (2)	173,944	170,765

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

Telephone Operations Revenue

Local calling services revenue decreased by $1.7 million, or 7.1%, to $22.1 million in the first three months of 2011 compared to $23.8 million in the first three months of 2010.  The decrease is primarily due to the decline in local access lines.

Network access services revenue increased by $0.2 million, or 0.9%, to $21.4 million in the first three months of 2011 compared to $21.2 million in the first three months of 2010.  The increase is primarily due to a one-time increase in switched and special access revenues partially offset by a decrease in end-user subscriber line charges.

Subsidy revenue decreased by $0.7 million, or 5.7%, to $11.5 million in the first three months of 2011 compared to $12.2 million in the first three months of 2010.  The decrease is principally the result of a decrease in interstate high cost fund support.

Long-distance services revenue decreased by $0.3 million, or 6.5%, to $4.3 million in the first three months of 2011 as compared to $4.6 million in the first three months of 2010.  The decrease is primarily due to a decline in billable minutes.

Data and Internet revenue increased by $1.6 million, or 8.9%, to $19.6 million in the first three months of 2011 as compared to $18.0 million in the first three months of 2010.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue declined by $0.5 million, or 5.6%, to $8.5 million in the first three months of 2011 as compared to $9.0 million in the first three months of 2010.  Declines primarily in directory revenue were partially offset by an increase in transport revenues.

Other Operations Revenue

Other Operations revenue decreased by $1.5 million, or 15.8%, to $8.0 million in the first three months of 2011 as compared to $9.5 million in the first three months of 2010.  Declines in revenue from the sale of our telemarketing business and operator services business were partially offset by an increase in revenue from our prison services business.

Operating Expenses

Operating expenses decreased in the first three months of 2011 by $2.5 million, or 4.3%, to $56.3 million as compared to $58.8 million in the first three months of 2010.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $1.1 million, or 2.2%, to $48.9 million in the first three months of 2011 as compared to $50.0 million in the first three months of 2010.  The overall decrease in operating expense was principally driven by previous and ongoing cost reduction efforts, including: reductions in salaries, occupancy costs, supplies, professional fees and SG&A taxes.  The benefit of these cost structure improvements were partially offset by higher costs related to our video product (as a result of both increased subscribers and higher programming costs), along with higher advertising and pension costs.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $1.4 million, or 15.9%, to $7.4 million in the first three months of 2011 as compared to $8.8 million in the first three months of 2010.  Operating expenses in our other Operations Segment declined as a result of the elimination of costs totaling $2.5 million related to the sale of our telemarketing and operator service businesses.  This decrease in cost was partially offset by higher commission payments to the State of Illinois necessitated by an increase in revenue from our prison services business.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million, or 3.3%, to $22.2 million in the first three months of 2011 as compared to $21.5 million in the first three months of 2010.  The increase in depreciation expense was principally the result of increases in capitalized equipment related to the growth in video services which has a shorter life.

Interest Expense, Net

Interest expense, net of interest income, declined by $1.0 million, or 7.8%, to $11.9 million for the first three months of 2011 as compared to $12.9 million for the first three months of 2010.  Interest expense in the first quarter of 2011 benefited from the expiration at December 31, 2010 of $175 million notional amount of interest rates swaps that required fixed interest payments to our swap counterparties at a weighted-average fixed rate of 4.28%.  These higher fixed rate swaps were replaced at December 31, 2010 with $200 million notional amount of fixed interest rate swaps at a weighted-average rate of 1.83%.

Other Income (Expense)

Other income (expense) increased $0.8 million to $7.1 million in the first three months of 2011 compared to $6.3 million in the first three months of 2010.  The increase was principally due to improved earnings from our wireless partnership interests.

Income Taxes

Our provision for income taxes in the first quarter of 2011 was $4.6 million compared to $4.4 million in the first quarter of 2010.  The effective tax rate for the three months ended March 31, 2011 and 2010 was 38.1% and 38.6%, respectively.  Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses and a change in Illinois state income tax rates.

In January 2011, Illinois’ Governor signed into law PA. 96-1496.  Included as part of the law was an increase in the corporate income tax rate.  This resulted in an increase to our net deferred tax liabilities and with a corresponding increase to our state tax provision of $0.3 million recognized in the first quarter of 2011.  Exclusive of this adjustment, our effective tax rate for the first quarter of 2011 would have been approximately 35.6%.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.1 million in the first three months of both 2011 and 2010.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) was relatively stable period over period.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information concerning our financial condition.

(In thousands, except for ratio)	March 31, 2011	December 31, 2010
Cash and cash equivalents	$77,241	$67,654
Working capital	71,329	60,658
Total debt	884,666	884,125
Current ratio	1.98	1.80

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the remainder of 2011 will arise primarily from: (i) dividend payments of between $34.0 million and $35.0 million; (ii) interest payments on our indebtedness of between $33.0 million and $37.0 million; (iii) capital expenditures of between $28.0 million and $31.0 million; (iv) cash income tax payments; (v) pension, 401(k) and other post retirement contributions of approximately $11.5 million; and (vi) certain other costs.  In addition, we may use cash and incur additional debt to fund selective acquisitions.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for approximately the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Sources of Liquidity

Our current principal sources of liquidity are cash and cash equivalents, working capital, and cash available under our secured revolving credit facility.

Cash and cash equivalents.  For the first quarter of 2011, cash and cash equivalents increased by $9.6 million as compared to an increase in cash and cash equivalents of $1.6 million during the first quarter of 2010.  The increase in cash and cash equivalents quarter over quarter reflects our improved operating performance, a lower level of estimated tax payments, lower capital expenditures and improved collections of receivables.

Working capital (excluding cash and cash equivalents).  Our net working capital position (excluding cash and cash equivalents) decreased by $1.4 million at March 31, 2011 versus March 31, 2010 as a result of a more intense focus on collection of receivables along with an increase in the number of days taken to pay our vendors.

Cash available under our secured revolving credit facility.  At March 31, 2011 and 2010, we had no borrowings outstanding under our secured revolving credit facility and $50 million of availability.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  During the first quarter of 2011 and 2010, we used $11.5 million of cash to make dividend payments to shareholders.  Our current quarterly dividend rate is approximately $0.39 per share.

Interest and other payments related to outstanding debt and capital leases.  During the first quarter of 2011, we used $11.4 million of cash to make required interest payments on our outstanding debt.  We also used $34 thousand of cash in the first quarter of 2011 to reduce our capital lease obligations.  During the first quarter of 2010, we used $12.3 million of cash to make required interest payments on our outstanding debt.  We also used $0.2 million of cash in the first quarter of 2010 to reduce our capital lease obligations.

Pension and postretirement obligations.  In the first quarter of 2011, we used $3.4 million of cash to fund pension, 401(k) and other postretirement obligations.  In the first quarter of 2010, we used $1.5 million of cash to fund pension, 401(k) and other postretirement obligations.  The increase in pension and postretirement payments in 2011 versus 2010 reflects a $1.9 million payment to our qualified pension plan made in the first quarter of 2011.  We made no payments to our qualified pension plan during the first quarter of 2010.

Capital expenditures.  During the first quarter of 2011, we spent approximately $10.0 million on capital projects.  During the first quarter of 2010, we spent approximately $10.9 million on capital projects.

Debt

The following table summarizes our indebtedness as of March 31, 2011:

(In thousands)	Balance	Maturity Date	Rate (1)

Capital leases	$4,826	May 31, 2021	13.7% (2)
Revolving credit facility	—	December 31, 2013	LIBOR plus 2.75%
Term loan	$880,000	December 31, 2014	LIBOR plus 2.50%

(1)          As of March 31, 2011, the 1-month LIBOR rate in effect on our borrowings was 0.27%.

(2)          Weighted-average rate.

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

As of March 31, 2011, we had no borrowings outstanding under the revolving credit facility.  Borrowings under our credit facilities bear interest at a rate equal to an applicable margin plus, at the borrowers’ election, either a “base rate” or LIBOR.  As of March 31, 2011, the applicable margin for interest rates was 2.50% per year for the LIBOR-based term loans and 1.50% for alternative base rate loans.  The applicable margin for our $880 million term loan is fixed for the duration of the loan.  The applicable margin for borrowings on the revolving credit facility is determined via a pricing grid.  Based on our leverage ratio of 4.85:1 at March 31, 2011, borrowings under the revolving credit facility will be priced at a margin of 2.75% for LIBOR-based borrowings and 1.75% for alternative base rate borrowings for the three month period ending June 30, 2011.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.

For the quarter ended March 31, 2011, the weighted-average interest rate incurred on our credit facilities, including payments made under our interest rate swap agreement, was 5.15% per annum.

Derivative Instruments

At March 31, 2011, we had $630 million notional amount of floating to fixed interest rate swap agreements outstanding and $430 million notional amount of basis swaps outstanding.  In addition, we also have entered into a $100 million notional amount forward starting floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

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

We also have in place $200 million notional amount of floating to fixed interest rate swap agreements.  Under these swap agreements, we make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  These swap agreements have a maturity date of March 31, 2013.

In addition, we also have entered into a $100 million notional amount of forward starting floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  For this swap agreement, we will make fixed payments to the swap counterparty at a weighted-average fixed rate of 1.65% and receive 1-month LIBOR.  The September 2011 forward swap agreement has a maturity date of September 30, 2013.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through March 31, 2011, and after taking into consideration dividend payments (including the $11.6 million dividend declared in March 2011 and paid on May 1, 2011), we continue to have $135.9 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of March 31, 2011, our total net leverage ratio was 4.85:1.00 and our interest coverage ratio was 3.66:1.00.

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

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of March 31, 2011, the present value of the minimum remaining lease commitments was approximately $4.9 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $9.2 million over the remaining term of the leases.

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of March 31, 2011, we had approximately $2.0 million of these bonds outstanding.

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

During the first three months of 2011, the interest rate on approximately $250.0 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.   If market interest rates changed by 1.0% from the average rates that prevailed during the first three months of this year, interest expense would have increased or decreased by approximately $0.6 million for this three month period.

As of March 31, 2011, the fair value of our interest rate swap agreements amounted to a net liability of $14.8 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged losses are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition

Item 1A.                 Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2010 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

May 6, 2011	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2011	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)