Form 10-Q
period 2011-06-30
Consolidated Communications Holdings, Inc.
filed 2011-08-04
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 3, 2011
Common Stock, $0.01 Par Value	29,919,889 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net revenues	$92,623	$95,737	$188,064	$194,039
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	34,267	35,649	69,951	71,589
Selling, general and administrative expenses	19,147	21,390	39,846	44,193
Debt refinancing costs	2,540	—	2,540	—
Depreciation and amortization	21,987	21,460	44,145	43,002
Operating income	14,682	17,238	31,582	35,255
Other income (expense):
Interest expense, net of interest income	(12,397)	(13,047)	(24,336)	(25,952)
Investment income	6,097	7,136	13,014	13,438
Other, net	210	(516)	437	(452)
Income before income taxes	8,592	10,811	20,697	22,289
Income tax expense	3,079	3,638	7,687	8,064
Net income	5,513	7,173	13,010	14,225
Less: net income attributable to noncontrolling interest	162	124	294	255
Net income attributable to common stockholders	$5,351	$7,049	$12,716	$13,970

Net income per common share—basic	$0.18	$0.24	$0.42	$0.47

Net income per common share—diluted	$0.18	$0.24	$0.42	$0.47

Cash dividends per common share	$0.38	$0.38	$0.77	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	June 30, 2011 (Unaudited)	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$82,007	$67,654
Accounts receivable, net of allowance for doubtful accounts of $2,893 in 2011 and $2,694 in 2010	37,058	42,012
Inventories	8,257	7,972
Income tax receivable	3,926	6,490
Deferred income taxes	5,736	5,672
Prepaid expenses and other current assets	7,453	6,450
Total current assets	144,437	136,250

Property, plant and equipment, net	344,181	356,057
Investments	99,085	99,105
Goodwill	520,562	520,562
Customer lists, net	68,880	79,950
Tradenames	12,347	12,347
Deferred debt issuance costs, net and other assets	5,589	5,275
Total assets	$1,195,081	$1,209,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,799	$9,972
Advance billings and customer deposits	21,973	22,088
Dividends payable	11,591	11,530
Accrued expenses	19,338	22,649
Current portion of senior secured long-term debt	4,400	—
Current portion of capital lease obligations	170	132
Current portion of derivative liability	2,240	6,374
Current portion of pension and postretirement benefit obligations	2,847	2,847
Total current liabilities	73,358	75,592
Long-term portion of capital lease obligation	4,619	3,993
Senior secured long-term debt	875,600	880,000
Deferred income taxes	76,126	73,628
Pension and other postretirement obligations	76,625	80,621
Other long-term liabilities	22,275	23,837
Total liabilities	1,128,603	1,137,671

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,919,889 and 29,763,122, shares outstanding as of June 30, 2011 and December 31, 2010, respectively	299	298
Additional paid-in capital	88,741	98,126
Retained earnings	—	—
Accumulated other comprehensive loss, net	(27,778)	(31,471)
Noncontrolling interest	5,216	4,922
Total stockholders’ equity	66,478	71,875
Total liabilities and stockholders’ equity	$1,195,081	$1,209,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss, net	Interest	Total

Balance - December 31, 2010	29,763,122	$298	$98,126	$—	$(31,471)	$4,922	$71,875

Dividends on common stock	—	—	(4,234)	(7,365)	—	—	(11,599)
Shares issued under employee plan, net of forfeitures	177,817	1	(1)	—	—	—	—
Non-cash, stock-based compensation	—	—	511	—	—	—	511
Comprehensive income:
Net income	—	—	—	7,365	—	132	7,497
Change in prior service cost and net loss, net of tax of $287	—	—	—	—	492	—	492
Change in fair value of cash flow hedges, net of tax of $1,704	—	—	—	—	2,956	—	2,956
Total comprehensive income							10,945
Balance - March 31, 2011	29,940,939	$299	$94,402	$—	$(28,023)	$5,054	$71,732

Dividends on common stock	—	—	(6,240)	(5,351)	—	—	(11,591)
Shares forfeitures	(21,050)	—	—	—	—	—	—
Non-cash, stock-based compensation	—	—	579	—	—	—	579
Comprehensive income:
Net income	—	—	—	5,351	—	162	5,513
Change in prior service cost and net loss, net of tax of $(207)	—	—	—	—	(357)	—	(357)
Change in fair value of cash flow hedges, net of tax of $352	—	—	—	—	602	—	602
Total comprehensive income							5,758
Balance - June 30, 2011	29,919,889	$299	$88,741	$—	$(27,778)	$5,216	$66,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2011	2010
Operating Activities
Net income	$13,010	$14,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,145	43,002
Deferred income taxes	298	616
Loss on disposal of assets	4	888
Wireless partnership cash distributions in excess of (less than) current earnings	(300)	177
Stock-based compensation expense	1,090	1,119
Amortization of deferred financing costs	662	647
Changes in operating assets and liabilities:
Accounts receivable, net	4,954	227
Income tax receivable	2,564	(3,664)
Inventories	(285)	(797)
Other assets	(982)	(1,015)
Accounts payable	827	1,783
Accrued expenses and other liabilities	(4,784)	(2,136)
Net cash provided by operating activities	61,203	55,072
Investing Activities
Additions to property, plant and equipment, net	(20,704)	(21,820)
Proceeds from the sale of assets	396	972
Wireless partnership cash distributions in excess of accumulated earnings	56	—
Proceeds from the sale of investments	—	35
Net cash used for investing activities	(20,252)	(20,813)
Financing Activities
Payment of capital lease obligation	(71)	(344)
Fees paid for the modification of debt	(3,399)	—
Dividends on common stock	(23,128)	(23,099)
Net cash used for financing activities	(26,598)	(23,443)
Net increase in cash and equivalents	14,353	10,816
Cash and equivalents at beginning of year	67,654	42,758
Cash and equivalents at end of period	$82,007	$53,574

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2011 and 2010.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of June 30, 2011, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2010, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2.                                      Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 31, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on its consolidated financial position or results of operations.

3.                                      Prepaid expense and other current assets

Prepaid and other current assets are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Prepaid maintenance	$1,885	$2,242
Prepaid taxes	1,406	182
Deferred charges	1,205	961
Prepaid insurance	653	392
Prepaid expense - other	2,241	2,603
Current portion of swap assets	17	20
Other current assets	46	50
Total	$7,453	$6,450

4.                                      Property, plant and equipment, net

Property, plant and equipment are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Land and buildings	$66,712	$66,499
Network and outside plant facilities	878,013	869,565
Furniture, fixtures and equipment	80,221	81,920
Assets under capital lease	10,014	9,279
Less: accumulated depreciation	(703,017)	(675,390)
	331,943	351,873
Construction in progress	12,238	4,184
Totals	$344,181	$356,057

Depreciation expense totaled $16.5 million and $15.9 million for the three month periods ended June 30, 2011 and 2010, respectively and $33.1 million and $31.9 million for the six months ended June 30, 2011 and 2010, respectively.

5.                                      Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  For the three month periods ended June 30, 2011 and 2010, we received cash distributions from these partnerships totaling $2.0 million and $3.0 million, respectively.  For the six months ended June 30, 2011 and 2010, we received cash distributions from these partnerships totaling $5.0 million and $6.0 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  In addition, we have a 50% ownership interest in Boulevard Communications LLP, a competitive access provider in western Pennsylvania, of which we are currently in the process of dissolving.  Because we have significant influence over the operating and financial policies of these four entities, we account for the investments using the equity method.  For the three months ended June 30, 2011 and 2010, we received cash distributions from these partnerships totaling $3.8 million and $3.6 million, respectively.  For the six months ended June 30, 2011 and 2010, we received cash distributions from these partnerships totaling $7.7 million and $7.5 million, respectively.

Our investments are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Cash surrender value of life insurance policies	$1,572	$1,960
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	3,271	3,148
Other	25	25
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,427	19,253
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,046	7,191
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,187	22,971
Boulevard Communications, LLP (50% interest)	157	157
Total	$99,085	$99,105

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, which has traditionally been a significant lender in the Company’s credit facility.  The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Because the income from our investments in RSA #17 and RSA 6(II) each exceeded 10% of our pretax income for the first six months of 2011, below is a summary of unaudited summarized income statement information of both RSA #17 and RSA 6(II):

RSA #17	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010

Total revenues	$25,830	$20,978	$49,473	$40,868
Income from operations	8,782	6,963	17,517	13,553
Net income before taxes	8,799	7,149	17,547	13,929
Net income	8,699	7,024	17,347	13,679

RSA 6(II)	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010

Total revenues	$33,830	$29,764	$64,891	$58,737
Income from operations	7,473	8,393	15,326	16,265
Net income before taxes	7,479	8,478	15,341	16,523
Net income	7,479	8,478	15,341	16,523

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

The Company’s swap assets and liabilities measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	June 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$17	—	$17	—
Current interest rate swap liabilities	(2,240)	—	(2,240)	—
Long-term interest rate swap liabilities	(20,209)	—	(20,209)	—
Totals	$(22,432)	$—	$(22,432)	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$20	—	$20	—
Current interest rate swap liabilities	(6,374)	—	(6,374)	—
Long-term interest rate swap liabilities	(21,751)	—	(21,751)	—
Totals	$(28,105)	$—	$(28,105)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$49,817	n/a	$49,572	n/a
Investments, at cost	$47,696	n/a	$47,573	n/a
Long-term debt	$875,600	$875,600	$880,000	$880,000

The Company’s investments at June 30, 2011 and December 31, 2010 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods.

Our long-term debt allows us to select a one month LIBOR repricing option, which we have elected.  As such, the fair value of this debt approximates its carrying value.

7.                                      Goodwill and Other Intangible Assets

In accordance with the applicable accounting guidance, goodwill and indefinite lived intangible assets are not amortized but are subject to impairment testing—no less than annually or more frequently if circumstances indicate potential impairment.

The following table presents the carrying amount of goodwill by segment:

(In thousands)	June 30, 2011	December 31, 2010

Telephone Operations	$519,528	$519,528
Other Operations	1,034	1,034
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $12.3 million at both June 30, 2011 and December 31, 2010.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Gross carrying amount	$193,124	$193,124	$4,405	$4,405
Less: accumulated amortization	(124,905)	(114,055)	(3,744)	(3,524)
Net carrying amount	$68,219	$79,069	$661	$881

Amortization associated with customer lists totaled approximately $5.6 million and $11.1 million in each of the three and six month periods ended June 30, 2011 and 2010, respectively.

8.                                      Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Deferred debt issuance costs, net	$5,509	$5,171
Other assets	80	104
Total	$5,589	$5,275

During the second quarter of 2011, we capitalized additional debt issuance costs totaling $1.0 million related to our credit agreement amendment completed on June 8, 2011 (see Note 10 for a more in depth description of this transaction).  As a result of this transaction, deferred debt issuance costs are being amortized using the effective interest method over a period corresponding to each of the separate maturity dates.

9.                                      Accrued Expenses

Accrued expenses are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Salaries and employee benefits	$8,342	$9,438
Taxes payable	2,759	5,035
Accrued interest	165	104
Other accrued expenses	8,072	8,072
Total accrued expenses	$19,338	$22,649

10.                               Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2011	December 31, 2010

Senior secured credit facility - term loan	$880,000	$880,000
Senior secured credit facility - revolving loan	—	—
Obligations under capital lease	4,789	4,125
	884,789	884,125
Less: current portion of long-term debt	(4,400)	—
Less: current portion of capital leases	(170)	(132)
Total long-term debt	$880,219	$883,993

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has outstanding a credit agreement with several financial institutions, which consists of a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit) and an $880 million term loan facility.  Borrowings under the credit facility are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.  The terms of the credit agreement were amended on June 8, 2011.

As a result of the amendment to our credit agreement effective June 8, 2011, two separate tranches were established under the $880 million term loan facility, resulting in different maturity dates and interest rate margins for each term loan tranche.  The first term loan tranche consists of $470.9 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $409.1 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments beginning March 31, 2012.

The June 8 credit agreement amendment also modified our $50 million revolving credit facility.  The amended secured revolving credit facility (including an additional subsequent amendment dated July 7, 2011 effective as of June 8, 2011) has a maturity date of June 8, 2016 and has an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.64:1 at June 30, 2011, the borrowing margin for the next three month period ending September 30, 2011 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of June 30, 2011 or December 31, 2010, or at any time during the quarter ended June 30, 2011.

In connection with the credit agreement amendment, fees totaling $2.5 million were recognized as expense and recorded in debt refinancing costs in the Condensed Consolidated Statements of Operations while $1.0 million in fees were capitalized as deferred debt issuance costs in the Condensed Consolidated Balance Sheets.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended June 30, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.45% and 5.61% per annum, respectively.  The weighted-average interest rate incurred on our credit facilities during the six month periods ended June 30, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.30% and 5.59% per annum, respectively.  Interest is payable at least quarterly.

The amended credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the amended credit agreement.  As of June 30, 2011, we were in compliance with the credit agreement covenants.

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center needs.  As of June 30, 2011, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $9.0 million over the remaining term of the leases.

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

We currently have in place interest rate swap agreements whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  We also have interest rate swap agreements whereby we make 3-month LIBOR-based payments, less a fixed percentage to a counterparty and receive 1-month LIBOR.  The combination effectively hedges the interest payments based on 1-month LIBOR resets on a portion of our credit facility.  During the second quarter of 2011, the net effect of these swaps is that we paid a weighted-average fixed rate of 3.60% to our swap counterparties on $430 million of notional amount and received 1-month LIBOR less a fixed percentage.  The weighted-average fixed percentage received was 0.06% for the second quarter of 2011.  We have outstanding $430 million notional value of these swaps in place as of June 30, 2011.

We also have in place $200 million notional amount of floating to fixed interest rate swap agreements.  Under these swap agreements, we will make fixed payments to the swap counterparties at a weighted-average fixed rate of 1.83% and receive 1-month LIBOR.  These swap agreements have a maturity date of March 31, 2013.

In addition, we also have entered into a $100 million notional amount forward floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  For this swap agreement, we will make fixed payments to the swap counterparty at a weighted-average fixed rate of 1.65% and receive 1-month LIBOR.  The September 2011 forward swap agreement has a maturity date of September 30, 2013.

Our amended credit agreement requires that no less than 50% of our term loan debt be fixed through the use of interest rate swaps.  At both June 30, 2011 and December 31, 2010, the interest rate on approximately 71.59% of our outstanding debt was fixed through the use of interest rate swaps.

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

We report the gross fair value of our derivatives in either prepaid expenses and other current assets, current portion of derivative liability or other long-term liabilities on our consolidated balance sheets.  The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under ASC 815:

	Fair Value
	June 30,	December 31,
(In thousands)	2011	2010

Prepaid expenses and other current assets	$17	$20
Current portion of derivative liability	(2,240)	(6,374)
Other long-term liabilities	(20,209)	(21,751)

At June 30, 2011 and December 31, 2010, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $22.3 million and $28.0 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010

Loss/(gain) recognized in accumulated other comprehensive income (loss) (“AOCI”) (pretax)	$(953)	$(1,975)	$(5,614)	$(1,831)
Loss/(gain) arising from ineffectiveness increasing/(reducing) interest expense	$(24)	$(107)	$(59)	$(78)
Deferred losses reclassed from AOCI to interest expense	$402	$1,334	$885	$2,916

(In thousands, except months)	June 30, 2011	December 31, 2010

Aggregate notional value of current derivatives outstanding	$630,000	$630,000
Aggregate notional value of forward derivatives outstanding	$100,000	$100,000
Period through which derivative positions currently exist	September 2013	September 2013
Loss in fair value of derivatives	$22,432	$28,105
Deferred losses included in AOCI (pretax)	$22,349	$27,963
Losses included in AOCI to be recognized in the next 12 months	$365	$1,250
Number of months over which loss in OCI is to be recognized	21	27

12.                               Interest Expense, Net of Interest Income

The following table summarizes interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010

Interest expense – credit facility	$6,382	$6,229	$12,468	$12,249
Payments on swap liabilities, net	5,388	6,217	10,645	12,463
Interest expense- capital leases	165	—	321	2
Uncertain tax position interest accrual	12	120	24	338
Other interest	188	234	362	377
Amortization of deferred financing fees	338	323	662	646
Capitalized interest	(39)	(54)	(72)	(85)
Total interest expense	12,434	13,069	24,410	25,990
Less: interest income	(37)	(22)	(74)	(38)
Interest expense, net of interest income	$12,397	$13,047	$24,336	$25,952

13.                               Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.  We recognized expense with respect to these plans of $0.6 million for each of the three month periods ended June 30, 2011 and 2010 and $1.3 million for each of the six month periods ended June 30, 2011 and 2010.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010

Service cost	$222	$467	$638	$934
Interest cost	2,902	2,784	5,451	5,568
Expected return on plan assets	(2,952)	(2,546)	(5,446)	(5,092)
Net amortization loss (gain)	(495)	189	375	378
Prior service credit amortization	(32)	(11)	(83)	(22)
Net periodic pension cost	$(355)	$883	$935	$1,766

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

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010

Interest cost	$15	$15	$29	$30
Net amortization loss	5	8	17	16
Net periodic pension cost	$20	$23	$46	$46

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million and $0.2 million for the three month periods ended June 30, 2011 and 2010, respectively and $0.3 million for both six month periods ended June 30, 2011 and 2010.  The net present value of the remaining obligations was approximately $2.6 million at June 30, 2011 and $2.9 million at December 31, 2010, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We did not recognize any proceeds in other income for the three or six month periods ended June 30, 2011 or 2010 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.6 million at June 30, 2011 and $2.0 million at December 31, 2010.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

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

The following table summarizes the components of the net periodic costs for postretirement benefits for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010

Service cost	$223	$206	$446	$412
Interest cost	398	530	796	1,060
Net prior service cost amortization	(47)	(112)	(94)	(224)
Net periodic postretirement benefit cost	$574	$624	$1,148	$1,248

15.                               Other Long-term Liabilities

Other long-term liabilities are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Long-term derivative liabilities	$20,209	$21,751
Uncertain tax positions	1,475	1,475
Accrued interest on uncertain tax positions	80	56
Other long-term liabilities	511	555
Total	$22,275	$23,837

16.                               Stock-based Compensation Plans

Pretax stock-based compensation expense for the periods indicated was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010

Restricted stock	$342	$339	$691	$677
Performance shares	237	277	399	442
Total	$579	$616	$1,090	$1,119

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of June 30, 2011, we had not yet recognized compensation expense on the following non-vested awards.

(In thousands)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$3,085	1.5
Performance shares	1,471	1.3
Total	$4,556	1.4

The following table summarizes unvested restricted stock awards outstanding and changes during the six months ended June 30:

	2011		2010
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding – January 1	101,435	$17.40	82,375	$12.08
Shares granted	127,377	17.92	115,949	18.65
Shares cancelled	(10,282)	18.48	—	—
Shares vested	—	—	(3,000)	13.00
Non-vested restricted shares outstanding – June 30	218,530	$17.65	195,324	$15.97

(1)           Represents the weighted—average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the six months ended June 30:

	2011		2010
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding – January 1	68,880	$15.74	46,578	$11.72
Shares granted	50,440	17.92	98,002	9.05
Shares cancelled	(10,768)	16.95	—	—
Non-vested performance shares outstanding – June 30	108,552	$16.63	144,580	$16.42

(1)          Represents the weighted—average fair value on date of grant.

17.                               Income Taxes

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2010.  As of June 30, 2011 and December 31, 2010, the amount of unrecognized tax benefits was $1.5 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $1.0 million.  A decrease in unrecognized tax benefits of $0.3 million and less than $0.1 million of related accrued interest is expected in the third quarter of 2011 due to the expiration of a state statute of limitations.  The tax benefit attributable to the $0.3 million decrease in unrecognized tax benefits will not have a significant effect on the Company’s effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At June 30, 2011, we had recorded $80 thousand of interest and penalties relating to uncertain tax positions, of which $12 thousand was recorded during the three months ended June 30, 2011.

The only periods subject to examination for our federal return are years 2007 through 2010.  The periods subject to examination for our state returns are years 2005 through 2010.  We are not currently under examination by federal taxing authorities.  We are currently under examination by state taxing authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

In January 2011, Illinois’ Governor signed into law PA. 96-1496.  Included as part of the law was an increase in the corporate income tax rate.  This resulted in an increase to our net state deferred tax liabilities and a corresponding increase to our state tax provision of $0.3 million which we recognized in the first quarter of 2011.

Our effective tax rate was 35.8% and 33.7% for the three month periods ended June 30, 2011 and 2010, respectively and 37.1% and 36.2% for the six month periods ended June 30, 2011 and 2010, respectively.  The effective tax rates differ from the federal and state statutory rates primarily due to non-deductible expenses and a change in the Illinois state income tax rate.

18.                               Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is comprised of the following components:

	June 30,	December 31,
(In thousands)	2011	2010

Fair value of cash flow hedges	$(22,349)	$(27,963)
Prior service credits and net losses on postretirement plans	(21,494)	(21,709)
	(43,843)	(49,672)
Deferred taxes	16,065	18,201
Totals	$(27,778)	$(31,471)

The following table summarizes total comprehensive income for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30
(In thousands)	2011	2010	2011	2010

Net income	$5,513	$7,173	$13,010	$14,225
Other comprehensive income:
Prior service cost and net (loss) gain, net of tax	(357)	48	135	95
Change in fair value of cash flow hedges, net of tax	602	(1,253)	3,558	(1,163)
Total comprehensive income	5,758	5,968	16,703	13,157
Less: comprehensive income attributable to noncontrolling interest	162	124	294	255
Comprehensive income attributable to common stockholders	$5,596	$5,844	$16,409	$12,902

19.                               Environmental Remediation Liabilities

Environmental remediation liabilities were $0.2 million at June 30, 2011 and $0.3 million at December 31, 2010, and are included in other long-term liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

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

On November 5, 2010, the Staff at the Public Utility Commission of Texas (“TPUC”) initiated an administrative proceeding at the TPUC (TPUC Docket No. 38872) against Consolidated Communications of Texas Company (“CCTX”), a subsidiary of the Company, with respect to the disallowance of and refunding of CCTX’s High Cost Assistance Fund (“HCAF”) payments.  In addition, on March 11, 2011, the Staff of the TPUC also initiated an administrative proceeding at the TPUC (TPUC Docket No. 39250) against Consolidated Communications of Ft. Bend Company (“CCFB”), another subsidiary of the Company, with respect to the HCAF payments received by CCFB.  The TPUC Staff claims in each of the proceedings that certain amendments to Section 56.025 of the Texas Public Utility Regulatory Act (“PURA”), effective as of September 1, 2007, lowered the eligibility threshold for receipt of HCAF payments to companies with fewer than 31,000 access lines.  Because both CCTX and CCFB have exceeded that threshold since September 1, 2007, the proceedings seek a determination that the funding for CCTX and CCFB should be discontinued.  The Company currently receives approximately $1.4 million annually in payments from the HCAF for CCTX and CCFB combined.  In addition, the TPUC Staff is asking the Company to refund the HCAF payments received plus interest since the amendment to PURA went into effect.  The Company has received between approximately $5.4 million from the HCAF since the PURA amendment went into effect.  The Company intends to vigorously defend itself against the complaints filed by the TPUC.  Moreover, the Company believes that it was “grandfathered” under the legislation and entitled to the assistance received from the HCAF.  We do not believe that this dispute will have a material adverse impact on our financial results.

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

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Basic and Diluted Earnings Per Share Using Two-class Method:
Net income	$5,513	$7,173	$13,010	$14,225
Less: net income attributable to noncontrolling interest	162	124	294	255
Net income attributable to common shareholders before allocation of earnings to participating securities	5,351	7,049	12,716	13,970
Less: earnings allocated to participating securities	119	132	246	182
Net income attributable to common stockholders	$5,232	$6,917	$12,470	$13,788

Weighted-average number of common shares outstanding	29,593	29,483	29,593	29,483

Net income per common share attributable to common stockholders – basic and diluted	$0.18	$0.24	$0.42	$0.47

We had additional potential dilutive securities including unvested restricted shares and performance shares outstanding representing 0.4 million and 0.2 million common shares that were not included in the computation of potentially dilutive securities at June 30, 2011 and 2010, respectively because they were anti-dilutive or the achievement of performance conditions had not been met at the end of the period.

22.                               Business Segments

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations.”  Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, standard and high-definition digital television, digital telephone service (“VOIP”), custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  We also operate two non-core complementary businesses that comprise our “Other Operations” segment, including prison services and equipment sales.  Management evaluates the performance of these business segments based upon net revenue, operating income, and income before extraordinary items.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010

Telephone operations	$84,809	$87,713	$172,203	$176,496
Other operations	7,814	8,024	15,861	17,543
Total net revenue	92,623	95,737	188,064	194,039

Operating expense – telephone operations	48,797	49,790	97,742	99,764
Operating expense – other operations	7,157	7,249	14,595	16,018
Total operating expense	55,954	57,039	112,337	115,782

Depreciation and amortization – telephone operations	21,778	21,247	43,725	42,573
Depreciation and amortization – other operations	209	213	420	429
Total depreciation expense	21,987	21,460	44,145	43,002

Operating income – telephone operations	14,234	16,676	30,736	34,159
Operating income - other operations	448	562	846	1,096
Total operating income	14,682	17,238	31,582	35,255

Interest expense, net of interest income	(12,397)	(13,047)	(24,336)	(25,952)
Investment income	6,097	7,136	13,014	13,438
Other, net	210	(516)	437	(452)
Income before taxes	$8,592	$10,811	$20,697	$22,289

Capital expenditures:
Telephone operations	$10,634	$10,833	$20,625	$21,744
Other operations	23	53	79	76
Total	$10,657	$10,886	$20,704	$21,820

	June 30,	December 31,
	2011	2010
Goodwill:
Telephone operations	$519,528	$519,528
Other operations	1,034	1,034
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,188,113	$1,201,545
Other operations	6,968	8,001
Total	$1,195,081	$1,209,546

(1)  Included within the telephone operations segment assets are our equity method investments totaling $49.8 million and $49.6 million at June 30, 2011 and December 31, 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three and six month periods ended June 30, 2011 and 2010 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

Overview

We are an established rural local exchange carrier that provides communications services to residential and business customers in Illinois, Texas and Pennsylvania. We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access (“DSL”), standard and high-definition digital television (“IPTV”), digital telephone service (“VOIP”), custom calling features, private line services, carrier access services, network capacity services over our regional fiber optic network, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  We also operate two non-core complementary businesses:  prison services facilities and equipment sales.

Executive Summary

We generated net income attributable to common stockholders of $5.4 million, or $0.18 per diluted share, in the second quarter of 2011, as compared to net income attributable to common stockholders of $7.0 million, or $0.24 per diluted share, in the second quarter of 2010.  The decrease in net income in the second quarter of 2011 resulted primarily from $2.5 million in professional fees related to our credit agreement amendment.  Net income in the second quarter of 2011 was also impacted by lower earnings from our wireless partnerships, settlements in the second quarter of 2011 in favor of customers related to access billing disputes, an accrual for an ongoing dispute with the Pennsylvania Department of Revenue, reduced subsidy payments, severance payments, higher depreciation expense and higher video programming costs.  Second quarter 2011 results benefited from lower interest expense, lower pension expense and other reductions in operating expenditures (excluding those associated with our operator services business) as a result of previous and ongoing cost reduction efforts which helped us to offset revenue declines associated with the loss of local access lines.  Our cost structure continues to receive ongoing benefits from these cost reduction efforts.

Revenue in the second quarter of 2011 decreased to $92.6 million as compared to $95.7 million in the second quarter of 2010.  Revenue declines in our traditional wireline business were offset partially by increases in DSL and IPTV subscriptions and increased revenue from our prison services business.  Revenue in the second quarter of 2011 also declined approximately $0.7 million related to settlements in favor of customers of access disputes and $0.8 million due to the sale of our operator services business in the fourth quarter of 2010.

General

The following general factors should be considered in analyzing our results of operations:

Revenues

Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas.  Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in either of our two operating segments except through acquisitions.  However, we do expect to maintain relatively consistent cash flow from year to year as demand for our data and Internet services grows, and as we continue to gain efficiencies and take costs out of our business.

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 232,360, 237,141 and 242,282 local access lines in service as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

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

We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV.  As of June 30, 2011, IPTV was available to almost 210,000 homes in our markets.  Our IPTV subscriber base continues to grow and totaled 31,218, 29,236 and 26,074 subscribers as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 108,581, 106,387 and 103,428 DSL lines in service as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  Currently, over 96% of our rural telephone companies’ local access lines are DSL-capable.

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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at June 30, 2011 is being amortized at a weighted-average life of approximately 2.4 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The discussion below covers our consolidated results and results by segment.

For the Three Months Ended June 30, 2011 Compared to June 30, 2010

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended June 30, 2011 and 2010:

	2011		2010
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$22.0	23.8	$23.2	24.2
Network access services	19.3	20.8	20.9	21.8
Subsidies	11.1	12.0	11.8	12.3
Long-distance services	4.1	4.4	4.8	5.0
Data and Internet services	20.0	21.6	18.7	19.6
Other services	8.3	9.0	8.3	8.7
Total telephone operations	84.8	91.6	87.7	91.6
Other operations	7.8	8.4	8.0	8.4

Total operating revenue	92.6	100.0	95.7	100.0

Expenses
Telephone operations	46.3	50.0	49.8	52.0
Other operations	7.1	7.7	7.2	7.5
Debt refinancing costs	2.5	2.7	—	—
Depreciation and amortization	22.0	23.8	21.5	22.5
Total operating expense	77.9	84.2	78.5	82.0

Income from operations	14.7	15.8	17.2	18.0

Interest expense, net	12.4	13.4	13.0	13.6
Other income	6.3	6.8	6.5	6.8
Income tax expense	3.1	3.3	3.6	3.8

Net income	5.5	5.9	7.1	7.4
Net income attributable to noncontrolling interest	0.2	0.2	0.1	0.1

Net income attributable to common stockholders	$5.3	5.7	$7.0	7.3

Revenue

Revenue in the second quarter of 2011 declined by $3.1 million, or 3.2%, to $92.6 million from $95.7 million in the second quarter 2010.  Overall, the decline in revenue was principally the result of the decrease in the number of access lines, which reduced revenues for local calling services, network access services, subsidy draws and long-distance services.  In addition, quarter over quarter revenue was negatively impacted by the sale in the fourth quarter of 2010 of our operator services business, which reduced revenue during the second quarter of 2011 by $0.8 million as compared to the second quarter of 2010 and by $0.7 million in settlements of access disputes in favor of customers.  These revenue declines were partially offset by revenue gains in our data and internet services as a result of an increase in the number of broadband connections.  VOIP, DSL and IPTV connections all increased quarter over quarter.

Access line loss continues to moderate and is being offset by growth in our number of broadband connections.  VOIP, DSL and IPTV connections all increased during the second quarter of 2011 as compared to 2010.  Connections by type are as follows:

	June 30,
	2011	2010

Residential access lines in service	138,538	143,283
Business access lines in service	93,822	98,999
Total local access lines in service	232,360	242,282

IPTV subscribers	31,218	26,074
ILEC DSL subscribers	108,581	103,428
Total broadband connections	139,799	129,502

VOIP subscribers	8,799	8,605
CLEC access line equivalents (1)	81,746	73,686

Total connections	462,704	454,075

Long-distance lines (2)	175,439	170,374

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

Telephone Operations Revenue

Local calling services revenue decreased by $1.2 million, or 5.2%, to $22.0 million in the second quarter of 2011 compared to $23.2 million in the second quarter of 2010.  The decrease is primarily due to the decline in local access lines.

Network access services revenue decreased by $1.6 million, or 7.7%, to $19.3 million in the second quarter of 2011 compared to $20.9 million in the second quarter of 2010.  The decrease is primarily due to a decline in switched access minutes of use and $0.7 million in settlement of access disputes in favor of customers.  To a lesser extent, a decline in subscriber line charge revenue as a result of access line loss also contributed to the decline.

Subsidy revenue decreased by $0.7 million, or 5.9%, to $11.1 million in the second quarter of 2011 compared to $11.8 million in the second quarter of 2010.  The decline in subsidy revenue at both the federal and state level is partially a function of the loss of access lines.  Subsidy revenue also decreased as a result of a decrease in interstate high cost fund support from the continuing decline in our regulated cost per loop compared to the National Average Cost Per Loop.

Long-distance services revenue decreased by $0.7 million, or 14.6%, to $4.1 million in the second quarter of 2011 as compared to $4.8 million in the second quarter of 2010.  The decrease is primarily due to a decline in billable minutes as a result of access line loss and customer shift to unlimited long-distance plans.

Data and Internet revenue increased by $1.3 million, or 7.0%, to $20.0 million in the second quarter of 2011 as compared to $18.7 million in the second quarter of 2010.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue was flat at $8.3 million for both the second quarter of 2011 and 2010.  Increases in transport revenues were offset by declines in directory revenue.

Other Operations Revenue

Other Operations revenue decreased by $0.2 million, or 2.5%, to $7.8 million in the second quarter of 2011 as compared to $8.0 million in the second quarter of 2010.  Decreased revenue from the sale of our operator services business in the fourth quarter of 2010 was partially offset by an increase in revenue from our prison services business.

Operating Expenses

Operating expenses decreased in the second quarter of 2011 by $3.6 million, or 6.3%, to $53.4 million as compared to $57.0 million in the second quarter of 2010.  Operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $3.5 million, or 7.0%, to $46.3 million in the second quarter of 2011 as compared to $49.8 million in the second quarter of 2010.  The decrease in operating expense was principally driven by lower access costs and lower pension expense.  Operating expense was also lower due to previous and ongoing cost reduction efforts, including current and previous headcount reductions along with lower benefit and occupancy costs.  Operating expenses were negatively impacted during the second quarter of 2011 by an increase in severance costs, higher fees as a result of increased costs related to our video product (as a result of both increased subscribers and higher programming costs) and an accrual related to an ongoing dispute with the Pennsylvania Department of Revenue.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $0.1 million, or 1.4%, to $7.1 million in the second quarter of 2011 as compared to $7.2 million in the second quarter of 2010.  Operating expenses in our other Operations Segment declined principally as a result of the elimination of costs totaling $1.1 million related to the sale of our operator services business in the fourth quarter of 2010.  This decrease in cost was partially offset by higher commission payments to the State of Illinois necessitated by an increase in revenue from our prison services business.

Debt refinancing costs

In connection with amending our credit agreement, fees totaling $2.5 million were recognized as a non-recurring expense during the second quarter of 2011.  In addition, approximately $1.0 million in fees were capitalized as deferred debt issuance costs during the second quarter of 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million, or 2.3%, to $22.0 million in the second quarter of 2011 as compared to $21.5 million in the second quarter of 2010.  The increase in depreciation expense was principally the result of increases in capitalized equipment related to the growth in video services.

Interest Expense, Net

Interest expense, net of interest income, declined by $0.6 million, or 4.6%, to $12.4 million for the second quarter of 2011 as compared to $13.0 million for the second quarter of 2010.  Interest expense in the second quarter of 2011 benefited from the expiration at December 31, 2010 of $175 million notional amount of interest rates swaps that required fixed interest payments to our swap counterparties at a weighted-average fixed rate of 4.28%.  These higher fixed rate swaps were replaced at December 31, 2010 with $200 million notional amount of fixed interest rate swaps at a weighted-average rate of 1.83%.  Interest expense in the second quarter of 2011 increased slightly as a result of our credit agreement amendment which increased the margin on $409.1 million of debt from 2.50% to 3.75% for LIBOR-based loans.

Other Income (Expense)

Other income (expense) decreased by $0.2 million to $6.3 million in the second quarter of 2011 compared to $6.5 million in the second quarter of 2010.  The decrease was principally due to lower earnings from our wireless partnership interests.  In the second quarter of 2010, other income (expense) was negatively affected by $0.8 million in expense related to the disposal of assets.

Income Taxes

The provision for income taxes was $3.1 million in the second quarter of 2011 compared to $3.6 million in the second quarter of 2010.  Our effective tax rate was 35.8% for the three months ended June 30, 2011 compared to 33.7% for the three months ended June 30, 2010.  The effective tax rates differ from the federal and state statutory rates primarily due to non-deductible expenses.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.2 million in the second quarters of 2011 versus $0.1 million in the second quarter of 2010.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) was slightly better period over period.

For the Six Months Ended June 30, 2011 Compared to June 30, 2010

The following summarizes our revenues and operating expenses on a consolidated basis for the six months ended June 30, 2011 and 2010:

	2011		2010
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$44.0	23.4	$47.0	24.2
Network access services	40.7	21.6	42.1	21.7
Subsidies	22.7	12.1	24.0	12.4
Long-distance services	8.4	4.5	9.4	4.9
Data and Internet services	39.6	21.0	36.7	18.9
Other services	16.8	8.9	17.3	8.9
Total telephone operations	172.2	91.5	176.5	91.0
Other operations	15.9	8.5	17.5	9.0

Total operating revenue	188.1	100.0	194.0	100.0

Expenses
Telephone operations	95.3	50.7	99.7	51.4
Other operations	14.6	7.8	16.0	8.2
Debt refinancing costs	2.5	1.3	—	—
Depreciation and amortization	44.1	23.4	43.0	22.2
Total operating expense	156.5	83.2	158.7	81.8

Income from operations	31.6	16.8	35.3	18.2

Interest expense, net	24.3	12.9	26.0	13.4
Other income	13.4	7.1	13.0	6.7
Income tax expense	7.7	4.1	8.1	4.2

Net income	13.0	6.9	14.2	7.3
Net income attributable to noncontrolling interest	0.3	0.2	0.2	0.1

Net income attributable to common stockholders	$12.7	6.7	$14.0	7.2

Revenue

Revenue in the first half of 2011 declined by $5.9 million, or 3.0%, to $188.1 million from $194.0 million in the first half of 2010.  Overall, the decline in revenue was principally due to the sales late in the first quarter of 2010 of our telemarketing business and in the fourth quarter of 2010 of our operator services business.  This lowered revenue in our Other Operations segment by approximately $3.6 million year over year.  In addition to the sale of these businesses, year over year revenue was negatively impacted by a decline in revenues related to our traditional wireline telephone business, which impacted revenue for local calling services, network access, subsidies, long-distance services and directory.  Revenue was positively impacted in 2011 by continued growth in our data and Internet services (including DSL and IPTV), and by revenue growth in our prison services business.

Telephone Operations Revenue

Local calling services revenue decreased by $3.0 million, or 6.4%, to $44.0 million in the first half of 2011 compared to $47.0 million in the first half of 2010.  The decrease is primarily due to the decline in local access lines.

Network access services revenue decreased by $1.4 million, or 3.3%, to $40.7 million in the first half of 2011 compared to $42.1 million in the first half of 2010.  The decrease is primarily due to a decline in switched access minutes of use as well as a decline in subscriber line charge revenue, partially offset by a one-time increase in switched and special access revenues during the first quarter of 2011.

Subsidy revenue decreased by $1.3 million, or 5.4%, to $22.7 million in the first half of 2011 compared to $24.0 million in the first half of 2010.  The decline in subsidy revenue at both the federal and state level is partially a function of the loss of access lines.  Subsidy revenue also decreased as a result of a decrease in interstate high cost fund support from the continuing decline in our regulated cost per loop compared to the National Average Cost Per Loop.

Long-distance services revenue decreased by $1.0 million, or 10.6%, to $8.4 million in the first half of 2011 as compared to $9.4 million in the first half of 2010.  The decrease is primarily due to a decline in billable minutes as a result of access line loss and customer shift to unlimited long-distance plans.

Data and Internet revenue increased by $2.9 million, or 7.9%, to $39.6 million in the first half of 2011 as compared to $36.7 million in the first half of 2010.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue declined by $0.5 million, or 2.9%, to $16.8 million in the first half of 2011 as compared to $17.3 million in the first half of 2010.  Declines primarily in directory revenue were partially offset by an increase in transport revenues.

Other Operations Revenue

Other Operations revenue decreased by $1.6 million, or 9.1%, to $15.9 million in the first half of 2011 as compared to $17.5 million in the first half of 2010.  Declines in revenue from the sales of our telemarketing business and operator services business were partially offset by an increase in revenue from our prison services business.

Operating Expenses

Operating expenses decreased in the first half of 2011 by $5.8 million, or 5.0%, to $109.9 million as compared to $115.7 million in the first half of 2010.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $4.4 million, or 4.4%, to $95.3 million in the first half of 2011 as compared to $99.7 million in the first half of 2010.  Operating expenses in 2011 benefited from lower access costs, lower pension expense and from previous and ongoing cost reduction efforts, including current and previous headcount reductions and lower benefit, supplies and occupancy costs.  The benefit of these cost structure improvements were partially offset by higher severance costs, costs related to our video product (as a result of both increased subscribers and higher programming costs), an accrual for an ongoing dispute with the Pennsylvania Department of Revenue, along with higher advertising costs.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $1.4 million, or 8.8%, to $14.6 million in the first half of 2011 as compared to $16.0 million in the first half of 2010.  Operating expenses in our other Operations Segment declined as a result of the elimination of costs totaling $4.3 million related to the sale of our telemarketing and operator service businesses.  This decrease in cost was partially offset by higher commission payments to the State of Illinois necessitated by an increase in revenue from our prison services business.

Debt refinancing costs

In connection with amending our credit agreement, fees totaling $2.5 million were recognized as a non-recurring expense during the first half of 2011.  In addition, approximately $1.0 million in fees were capitalized as deferred debt issuance costs during the first half of 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.1 million, or 2.6%, to $44.1 million in the first half of 2011 as compared to $43.0 million in the first half of 2010.  The increase in depreciation expense was principally the result of increases in capitalized equipment related to the growth in video services.

Interest Expense, Net

Interest expense, net of interest income, declined by $1.7 million, or 6.5%, to $24.3 million for the first half of 2011 as compared to $26.0 million for the first half of 2010.  Interest expense in the first half of 2011 benefited from the expiration at December 31, 2010 of $175 million notional amount of interest rates swaps that required fixed interest payments to our swap counterparties at a weighted-average fixed rate of 4.28%.  These higher fixed rate swaps were replaced at December 31, 2010 with $200 million notional amount of fixed interest rate swaps at a weighted-average rate of 1.83%.  Interest expense also increased slightly from June 8, 2011 onward as a result of our credit agreement amendment which increased the margin on $409.1 million of debt from 2.50% to 3.75%.

Other Income (Expense)

Other income (expense) increased $0.4 million to $13.4 million in the first half of 2011 compared to $13.0 million in the first half of 2010.  The increase was principally due to year over year improvements in earnings from our wireless partnerships which was partially offset by losses on the disposal of assets in 2010, including the sale of our telemarketing business unit.

Income Taxes

In January 2011, Illinois’ Governor signed into law PA. 96-1496.  Included as part of the law was an increase in the corporate income tax rate.  This resulted in an increase of our net state deferred tax liabilities and a corresponding increase to our state tax provision of $0.3 million which we recognized in the first quarter of 2011.  Exclusive of this adjustment, our effective tax rate for the six months ended June 30, 2011 would have been approximately 35.7%.

The provision for income taxes was $7.7 million for the first six months of 2011 compared to $8.1 million for the first six months of 2010.  The effective tax rate was 37.1% for the six months ended June, 30, 2011 compared to 36.2% for the six months ended June 30, 2010.  Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses and a change in Illinois state income tax rates.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.3 million in the first half of 2011 as compared to $0.2 million in the first half of 2010.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) was relatively stable period over period.

Other Trends and Factors that May Affect Future Operating Results

Reduction in Pennsylvania Intrastate Switched Access

The Pennsylvania Public Utility Commission has issued an Order requiring rural local telephone companies (“RLEC”) operating in Pennsylvania to lower their intrastate switched access rates to mirror their interstate rates.  The Order also allows an RLEC to recoup their rate reductions by increasing their residential and business local access rates over a four-year implementation period.  The Order is to be phased in over a four year period.  The Company’s Pennsylvania intrastate switched access and carrier common line rates currently exceed its interstate rates by a weighted-average $0.0025 per minute and $4.00, respectively.  The Company expects the reduction of rates to reduce revenues by approximately $1.5 million annually once fully implemented, which will be partially offset by a reduction in expense.  While the Order also allows for the increase of local access rates, the Company believes that any significant increase to its local access rates may accelerate the rate of access line loss.

Texas High Cost Assistance Fund

The Staff at the Public Utility Commission of Texas (“TPUC”) has initiated administrative proceedings at the TPUC against two of our Texas subsidiaries, Consolidated Communications of Texas Company (“CCTX”) and Consolidated Communications of Ft. Bend (“CCFB”), seeking, among other things, the disallowance of High Cost Assistance Fund (“HCAF”) payments for these two entities.  TPUC Staff claims in each of the proceedings that certain amendments to Section 56.025 of the Texas Public Utility Regulatory Act, effective as of September 1, 2007, lowered the eligibility threshold for receipt of HCAF payments to companies with fewer than 31,000 access lines.  Because both CCTX and CCFB have exceeded that threshold since September 1, 2007, the proceedings seek a determination that, among other things, the funding for CCTX and CCFB should be discontinued.  The Company currently receives approximately $1.4 million annually in payments from the HCAF for CCTX and CCFB combined.  While the Company believes that it was “grandfathered” under the legislation and intends to vigorously defend itself in front of the TPUC, the receipt of this revenue stream going forward could cease should the TPUC prevail in its complaint.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information regarding our financial condition.

(In thousands, except for ratio)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$82,007	$67,654
Working capital	71,079	60,658
Total debt and capital leases	884,789	884,125
Current ratio	1.97	1.80

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the remainder of 2011 will arise primarily from: (i) dividend payments of between $22.0 million and $23.0 million; (ii) interest payments on our indebtedness of between $23.0 million and $24.0 million; (iii) capital expenditures of between $19.5 million and $20.5 million; (iv) cash income tax payments; (v) pension, 401(k) and other post retirement obligations of between $8.0 million and $9.0 million; and (vi) certain other costs.  In addition, we may use cash and incur additional debt to fund selective acquisitions.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

As discussed below, the margin for each tranche of our term loan is fixed for the duration of the loan and we have $50 million available under our revolving credit facility.  Based on our discussion with banks participating in the bank group, we expect that the funds will be available under the revolving credit facility if necessary.

Sources of Liquidity

Our current principal sources of liquidity are cash and cash equivalents, working capital, and cash available under our secured revolving credit facility.

Cash and cash equivalents.  For the first half of 2011, cash and cash equivalents increased by $14.4 million as compared to an increase in cash and cash equivalents of $10.8 million during the first half of 2010.  The increase in cash and cash equivalents quarter over quarter reflects an improvement in cash provided by operations and a lower level of estimated tax payments, offset by fees paid as a result of our amended credit agreement.

Working capital (excluding cash and cash equivalents).  Our net working capital position (excluding cash and cash equivalents) decreased by $2.2 million at June 30, 2011 versus June 30, 2010.  The decrease is the result of an amendment to our credit agreement on June 8, 2011 which requires principal reductions of $2.2 million per quarter beginning March 31, 2012.  As a result, we moved $4.4 million of debt from long-term to current, which reduced our working capital position.

Cash available under our secured revolving credit facility.  At June 30, 2011 and 2010, we had no borrowings outstanding under our secured revolving credit facility and $50 million of availability.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  We used $11.6 million of cash to make dividend payments to shareholders during the second quarter of 2011 and 2010.  We used $23.1 million of cash to make dividend payments to shareholders during the first half of 2011 and 2010.  Our current quarterly dividend rate is $0.38738 per share.

Interest and other payments related to outstanding debt and capital leases.  During the second quarter of 2011, we used $11.8 million of cash to make required interest payments on our outstanding debt and $37 thousand of cash to reduce our capital lease obligations.  During the second quarter of 2010, we used $12.5 million of cash to make required interest payments on our outstanding debt and $0.2 million to reduce our capital lease obligations.

For the first half of 2011, we used $23.2 million of cash to make required interest payments on our outstanding debt and $71 thousand of cash to reduce our capital lease obligations.  For the first half of 2010, we used $24.8 million of cash to make required interest payments on our outstanding debt and $0.3 million of cash on our capital lease obligations.

Pension and postretirement obligations.  In the second quarter of 2011, we used $3.6 million of cash to fund pension, 401(k) and other postretirement obligations.  In the second quarter of 2010, we used $1.3 million of cash to fund pension, 401(k) and other postretirement obligations.  The increase in pension and postretirement payments in the second quarter of 2011 versus 2010 primarily reflects a $1.9 million payment to our qualified pension plan.  We made no payments to our qualified pension plan during the second quarter of 2010.

In the first half of 2011, we used $7.0 million of cash to fund pension, 401(k) and other postretirement obligations.  In the first half of 2010, we used $2.8 million of cash to fund pension, 401(k) and other postretirement obligations.  For the first six months of 2011, increase in pension and postretirement payments primarily reflects $3.8 million in payments to our qualified pension plan.  We made no payments to our qualified pension plan during the first six months of 2010.

Capital expenditures.  During the second quarter of 2011, we spent approximately $10.7 million on capital projects.  During the second quarter of 2010, we spent approximately $10.9 million on capital projects.  For the first six months of 2011, we spent approximately $20.7 million on capital projects.  During the first six months of 2010, we spent approximately $21.8 million on capital projects.

Debt

The following table summarizes our indebtedness as of June 30, 2011:

(In thousands)	Balance	Maturity Date	Rate (1)

Capital leases	$4,789	May 31, 2021	13.7% (2)
$50 million revolving credit facility	—	June 8, 2016	LIBOR plus 3.25%
Term loan – tranche A	$470,948	December 31, 2014	LIBOR plus 2.50%
Term loan – tranche B	$409,052	December 31, 2017	LIBOR plus 3.75%

(1)          As of June 30, 2011, the 1-month LIBOR rate in effect on our borrowings was 0.19%.

(2)          Weighted-average rate.

Credit Facilities

We amended our credit agreement effective June 8, 2011.  Borrowings under our amended credit agreement are secured by substantially all of our assets (other than our Illinois Consolidated Telephone Company subsidiary, and certain future subsidiaries).  The amended credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct.  In addition, the amended credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.

As a result of the amendment to our credit agreement, two separate tranches were established under the $880 million term loan facility, resulting in different maturity dates and interest rate margins for each term loan tranche.  The first term loan tranche consists of $470.9 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $409.1 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based loan or 2.75% for an alternative base rate loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments beginning March 31, 2012.

The June 8 credit agreement amendment also modified our $50 million revolving credit facility.  The amended $50 million secured revolving credit facility (including an additional subsequent amendment dated July 7, 2011 effective as of June 8, 2011) has a maturity date of June 8, 2016 and has an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.64:1 at June 30, 2011, the borrowing margin for the next three month period ending September 30, 2011 will be at a weighted-average margin of 3.25% for a LIBOR-based loan and 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of June 30, 2011 or December 31, 2010, or at any time during the quarter ended June 30, 2011.

For the quarter ended June 30, 2011, the weighted-average interest rate incurred on our credit facilities, including payments made under our interest rate swap agreement, was 5.45% per annum.

Derivative Instruments

At June 30, 2011, we had $630 million notional amount of floating to fixed interest rate swap agreements outstanding and $430 million notional amount of basis swaps outstanding.  In addition, we also have entered into a $100 million notional amount forward floating to fixed interest rate swap agreement that will become effective on September 30, 2011.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

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

Covenant Compliance

In general, our amended credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through June 30, 2011, and after taking into consideration dividend payments (including the $11.6 million dividend declared in March 2011 and paid on August 1, 2011), we continue to have $160.3 million in dividend availability under the credit facility covenant.

Under our amended credit agreement, if our total net leverage ratio (as such term is defined in the amended credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the amended credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of June 30, 2011, our total net leverage ratio was 4.64:1.00 and our interest coverage ratio was 3.77:1.00.

The descriptions of the covenants above and of our amended credit agreement generally in this Report are summaries only.  They do not contain a full description, including definitions, of the provisions summarized.  As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of June 30, 2011, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $9.0 million over the remaining term of the leases.

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of June 30, 2011, we had approximately $2.0 million of these bonds outstanding.

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

During the first six months of 2011, the interest rate on approximately $250.0 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.  If market interest rates changed by 1.0% from the average rates that prevailed during the first six months of this year, interest expense would have increased or decreased by approximately $1.3 million for this six month period.

As of June 30, 2011, the fair value of our interest rate swap agreements amounted to a net liability of $14.2 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2010, the Staff at the Public Utility Commission of Texas (“TPUC”) initiated an administrative proceeding at the TPUC (TPUC Docket No. 38872) against Consolidated Communications of Texas Company (“CCTX”), a subsidiary of the Company, with respect to the disallowance of and refunding of CCTX’s High Cost Assistance Fund (“HCAF”) payments.  In addition, on March 11, 2011, the TPUC also initiated an administrative proceeding at the TPUC (TPUC Docket No. 39250) against Consolidated Communications of Ft. Bend Company (“CCFB”), another subsidiary of the Company, with respect to the HCAF payments received by CCFB.  The TPUC Staff claims in each of the proceedings that certain amendments to Section 56.025 of the Texas Public Utility Regulatory Act (“PURA”), effective as of September 1, 2007, lowered the eligibility threshold for receipt of HCAF payments to companies with fewer than 31,000 access lines.  Because both CCTX and CCFB have exceeded that threshold since September 1, 2007, the proceedings seek a determination that the funding for CCTX and CCFB should be discontinued.  The Company currently receives approximately $1.4 million annually in payments from the HCAF for CCTX and CCFB combined.  In addition, the TPUC Staff is asking the Company to refund the HCAF payments received plus interest since the amendment to PURA went into effect.  The Company has received approximately $5.4 million from the HCAF since the PURA amendment went into effect.  The Company intends to vigorously defend itself against the complaints filed by the TPUC.  Moreover, the Company believes that it was “grandfathered” under the legislation and entitled to the assistance received from the HCAF.  We do not believe that this dispute will have a material adverse impact on our financial results.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                   Defaults Upon Senior Securities

None

Item 4.                                   [Removed and Reserved]

Item 5.                                   Other Information

None

Item 6. Exhibits

(a)          Exhibits

3.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 3, 2011 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 4, 2011).

10.1

Separation Agreement, dated as of May 3, 2011, by and between Consolidated Communications Holdings, Inc. and Joseph R. Dively (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 4, 2011).

10.2

Amendment Agreement dated June 8, 2011 by and among the Company, the subsidiaries of the Company named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated June 13, 2011).

10.3

Revolving Extension Agreement, dated July 7, 2011, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., the Revolving-1 Lenders referred therein and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as administrative agent.

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

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

August 4, 2011	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2011	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)