Form 10-Q
period 2011-09-30
Consolidated Communications Holdings, Inc.
filed 2011-11-03
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of November 1, 2011
Common Stock, $0.01 Par Value	29,914,005 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net revenues	$92,548	$95,576	$280,612	$289,615
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	33,913	36,371	103,864	107,960
Selling, general and administrative expenses	21,148	21,686	60,994	65,879
Debt refinancing costs	109	—	2,649	—
Depreciation and amortization	22,161	21,918	66,306	64,920
Operating income	15,217	15,601	46,799	50,856
Other income (expense):
Interest expense, net of interest income	(13,447)	(11,723)	(37,783)	(37,675)
Investment income	6,403	6,830	19,417	20,268
Other, net	516	210	953	(242)
Income before income taxes	8,689	10,918	29,386	33,207
Income tax expense (benefit)	2,723	(1,049)	10,410	7,015
Net income	5,966	11,967	18,976	26,192
Less: net income attributable to noncontrolling interest	148	130	442	385
Net income attributable to common stockholders	$5,818	$11,837	$18,534	$25,807

Net income per common share—basic	$0.19	$0.40	$0.61	$0.86

Net income per common share—diluted	$0.19	$0.40	$0.61	$0.86

Cash dividends per common share	$0.38	$0.38	$1.16	$1.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	September 30, 2011 (Unaudited)	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$92,005	$67,654
Accounts receivable, net of allowance for doubtful accounts of $2,824 in 2011 and $2,694 in 2010	35,537	42,012
Inventories	7,411	7,972
Income tax receivable	4,452	6,490
Deferred income taxes	6,524	5,672
Prepaid expenses and other current assets	6,580	6,450
Total current assets	152,509	136,250

Property, plant and equipment, net	337,986	356,057
Investments	98,349	99,105
Goodwill	520,562	520,562
Customer lists, net	63,346	79,950
Tradenames	12,347	12,347
Deferred debt issuance costs, net and other assets	5,274	5,275
Total assets	$1,190,373	$1,209,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,503	$9,972
Advance billings and customer deposits	22,209	22,088
Dividends payable	11,588	11,530
Accrued expenses	20,670	22,649
Current portion of senior secured long-term debt	6,600	—
Current portion of capital lease obligations	181	132
Current portion of derivative liability	—	6,374
Current portion of pension and postretirement benefit obligations	2,847	2,847
Total current liabilities	75,598	75,592
Long-term portion of capital lease obligation	4,571	3,993
Senior secured long-term debt	873,400	880,000
Deferred income taxes	79,745	73,628
Pension and other postretirement obligations	72,828	80,621
Other long-term liabilities	20,512	23,837
Total liabilities	1,126,654	1,137,671

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,914,005 and 29,763,122, shares outstanding as of September 30, 2011 and December 31, 2010, respectively	299	298
Additional paid-in capital	83,553	98,126
Retained earnings	—	—
Accumulated other comprehensive loss, net	(25,497)	(31,471)
Noncontrolling interest	5,364	4,922
Total stockholders’ equity	63,719	71,875
Total liabilities and stockholders’ equity	$1,190,373	$1,209,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Non- controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss, net	Interest	Total

Balance - December 31, 2010	29,763,122	$298	$98,126	$—	$(31,471)	$4,922	$71,875

Dividends on common stock	—	—	(4,234)	(7,365)	—	—	(11,599)
Shares issued under employee plan, net of forfeitures	177,817	1	(1)	—	—	—	—
Non-cash, stock-based compensation	—	—	511	—	—	—	511
Comprehensive income:
Net income	—	—	—	7,365	—	132	7,497
Change in prior service cost and net loss, net of tax of $287	—	—	—	—	492	—	492
Change in fair value of cash flow hedges, net of tax of $1,704	—	—	—	—	2,956	—	2,956
Total comprehensive income							10,945
Balance - March 31, 2011	29,940,939	$299	$94,402	$—	$(28,023)	$5,054	$71,732

Dividends on common stock	—	—	(6,240)	(5,351)	—	—	(11,591)
Shares forfeitures	(21,050)	—	—	—	—	—	—
Non-cash, stock-based compensation	—	—	579	—	—	—	579
Comprehensive income:
Net income	—	—	—	5,351	—	162	5,513
Change in prior service cost and net loss, net of tax of $(207)	—	—	—	—	(357)	—	(357)
Change in fair value of cash flow hedges, net of tax of $352	—	—	—	—	602	—	602
Total comprehensive income							5,758
Balance - June 30, 2011	29,919,889	$299	$88,741	$—	$(27,778)	$5,216	$66,478

Dividends on common stock	—	—	(5,770)	(5,818)	—	—	(11,588)
Shares forfeitures	(5,884)	—	—	—	—	—	—
Non-cash, stock-based compensation	—	—	582	—	—	—	582
Comprehensive income:
Net income	—	—	—	5,818	—	148	5,966
Change in prior service cost and net loss, net of tax of $(19)	—	—	—	—	(33)	—	(33)
Change in fair value of cash flow hedges, net of tax of $1,349	—	—	—	—	2,314	—	2,314
Total comprehensive income							8,247
Balance - September 30, 2011	29,914,005	$299	$83,553	$—	$(25,497)	$5,364	$63,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2011	2010

Operating Activities
Net income	$18,976	$26,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,306	64,920
Deferred income taxes	1,798	(24)
Loss on disposal of assets	190	902
Non-cash change in uncertain tax positions	(302)	(5,186)
Wireless partnership cash distributions in excess of current earnings	212	304
Stock-based compensation expense	1,672	1,740
Amortization of deferred financing costs	1,036	970
Changes in operating assets and liabilities:
Accounts receivable, net	6,475	478
Income tax receivable	2,038	(4,936)
Inventories	561	(451)
Other assets	(114)	(732)
Accounts payable	1,531	(3,892)
Accrued expenses and other liabilities	(7,070)	(540)
Net cash provided by operating activities	93,309	79,745

Investing Activities
Additions to property, plant and equipment, net	(31,246)	(32,578)
Proceeds from the sale of assets	427	997
Cash value from termination of life insurance policy	83	—
Wireless partnership cash distributions in excess of accumulated earnings	76	—
Proceeds from the sale of investments	—	35
Net cash used for investing activities	(30,660)	(31,546)

Financing Activities
Payment of capital lease obligation	(108)	(344)
Fees paid for the modification of debt	(3,471)	—
Dividends on common stock	(34,719)	(34,652)
Net cash used for financing activities	(38,298)	(34,996)
Net increase in cash and equivalents	24,351	13,203
Cash and equivalents at beginning of year	67,654	42,758
Cash and equivalents at end of period	$92,005	$55,961

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2011 and 2010.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of September 30, 2011, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2010, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

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

3.                                      Prepaid expenses and other current assets

Prepaid expenses and other current assets are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Prepaid maintenance	$1,912	$2,242
Prepaid taxes	1,078	182
Deferred charges	1,030	961
Prepaid insurance	769	392
Prepaid expense - other	1,752	2,603
Current portion of swap assets	—	20
Other current assets	39	50
Total	$6,580	$6,450

4.                                      Property, plant and equipment, net

Property, plant and equipment, net are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Land and buildings	$66,789	$66,499
Network and outside plant facilities	884,479	869,565
Furniture, fixtures and equipment	80,699	81,920
Assets under capital lease	10,014	9,279
Less: accumulated depreciation	(716,273)	(675,390)
	325,708	351,873
Construction in progress	12,278	4,184
Totals	$337,986	$356,057

Depreciation expense totaled $16.7 million and $16.4 million for the three month periods ended September 30, 2011 and 2010, respectively and $49.7 million and $48.3 million for the nine months ended September 30, 2011 and 2010, respectively.

5.                                      Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  For the three month periods ended September 30, 2011 and 2010, we received cash distributions from these partnerships totaling $2.7 million and $2.9 million, respectively.  For the nine months ended September 30, 2011 and 2010, we received cash distributions from these partnerships totaling $7.7 million and $8.9 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these entities, we account for the investments using the equity method.  For the three months ended September 30, 2011 and 2010, we received cash distributions from these partnerships totaling $4.2 million and $4.0 million, respectively.  For the nine months ended September 30, 2011 and 2010, we received cash distributions from these partnerships totaling $11.9 million and $11.5 million, respectively.

Our investments are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Cash surrender value of life insurance policies	$1,474	$1,960
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	3,332	3,148
Other	15	25
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,394	19,253
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,026	7,191
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	22,708	22,971
Boulevard Communications, LLP (50% interest)	—	157
Total	$98,349	$99,105

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, which has traditionally been a significant lender in the Company’s credit facility.  The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

The income from our investments in RSA #17 and RSA 6(II) each exceeded 10% of our pretax income for the first nine months of 2011.  Below is a summary of unaudited summarized income statement information of both RSA #17 and RSA 6(II):

RSA #17

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Total revenues	$29,754	$22,041	$79,227	$62,909
Income from operations	11,198	6,945	28,715	20,499
Net income before taxes	11,209	7,159	28,755	21,087
Net income	11,109	7,034	28,456	20,712

RSA 6(II)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Total revenues	$34,515	$30,746	$99,406	$89,483
Income from operations	7,551	8,831	22,877	25,096
Net income before taxes	7,560	8,923	22,901	25,446
Net income	7,560	8,923	22.901	25,446

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

The Company’s swap assets and liabilities measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-term interest rate swap liabilities	$(18,751)	—	$(18,751)	—
Totals	$(18,751)	$—	$(18,751)	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$20	—	$20	—
Current interest rate swap liabilities	(6,374)	—	(6,374)	—
Long-term interest rate swap liabilities	(21,751)	—	(21,751)	—
Totals	$(28,105)	$—	$(28,105)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$49,128	n/a	$49,572	n/a
Investments, at cost	$47,747	n/a	$47,573	n/a
Long-term debt	$873,400	$873,400	$880,000	$880,000

The Company’s investments at September 30, 2011 and December 31, 2010 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods.

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

The following table presents the carrying amount of goodwill by segment:

(In thousands)	September 30, 2011	December 31, 2010

Telephone Operations	$519,528	$519,528
Other Operations	1,034	1,034
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $12.3 million at both September 30, 2011 and December 31, 2010.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Gross carrying amount	$193,124	$193,124	$4,405	$4,405
Less: accumulated amortization	(130,329)	(114,055)	(3,854)	(3,524)
Net carrying amount	$62,795	$79,069	$551	$881

Amortization associated with customer lists totaled approximately $5.5 million and $16.6 million in each of the three and nine month periods ended September 30, 2011 and 2010, respectively.

8.                                      Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Deferred debt issuance costs, net	$5,207	$5,171
Other assets	67	104
Total	$5,274	$5,275

During the third quarter of 2011, we capitalized an additional $0.1 million in deferred debt issuance costs related to our credit agreement amendment completed on June 8, 2011 (see Note 10 for a more in depth description of this transaction).  For the year 2011, we have capitalized a total of $1.1 million in deferred debt issuance costs related to our credit agreement amendment.  Deferred debt issuance costs are being amortized using the effective interest method over a period corresponding to each of the separate maturity dates.

9.                                      Accrued Expenses

Accrued expenses are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Salaries and employee benefits	$8,953	$9,438
Taxes payable	3,747	5,035
Accrued interest	190	104
Other accrued expenses	7,780	8,072
Total accrued expenses	$20,670	$22,649

10.                               Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2011	December 31, 2010

Senior secured credit facility - term loan	$880,000	$880,000
Senior secured credit facility - revolving loan	—	—
Obligations under capital lease	4,752	4,125
	884,752	884,125
Less: current portion of long-term debt	(6,600)	—
Less: current portion of capital leases	(181)	(132)
Total long-term debt and capitalized leases	$877,971	$883,993

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

Our $880 million term loan credit facility is made up of two separate tranches, resulting in different maturity dates and interest rate margins for each term loan tranche.  The first term loan tranche consists of $470.9 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $409.1 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments beginning March 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.61:1 at September 30, 2011, the borrowing margin for the next three month period ending December 31, 2011 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of September 30, 2011 or December 31, 2010, or at any time during the quarter ended September 30, 2011.

In connection with amending our credit agreement in June 2011, fees totaling $2.6 million were recognized as expense and recorded in debt refinancing costs in the unaudited Condensed Consolidated Statements of Operations while $1.1 million in fees were capitalized as deferred debt issuance costs in the unaudited Condensed Consolidated Balance Sheets.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended September 30, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.73% and 5.58% per annum, respectively.  The weighted-average interest rate incurred on our credit facilities during the nine month periods ended September 30, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.44% and 5.59% per annum, respectively.  Interest is payable at least quarterly.

Our credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the amended credit agreement.  As of September 30, 2011, we were in compliance with the credit agreement covenants.

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center needs.  As of September 30, 2011, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $8.8 million over the remaining term of the leases.

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

We have in place the following interest rate swaps at September 30, 2011:

Maturity	Notional Amount	Fixed Rate Paid	LIBOR Rate Received

12/31/2012	70,000,000	4.0925%	3 month
12/31/2012	30,000,000	4.0925%	3 month
3/31/2013	130,000,000	4.4975%	3 month
3/31/2013	75,000,000	1.8300%	1 month
3/31/2013	75,000,000	1.8300%	1 month
3/31/2013	50,000,000	1.8300%	1 month
9/13/2013	100,000,000	1.6500%	1 month
	530,000,000

We also have in place the following basis swaps at September 30, 2011:

Maturity	Notional Amount	Index Paid	Index Received

12/31/2012	100,000,000	3 month LIBOR minus 0.0560%	1 month LIBOR
3/31/2013	130,000,000	3 month LIBOR minus 0.0540%	1 month LIBOR
	230,000,000

In addition, we have also entered into the following floating to fixed interest rate swap agreements that will become effective on the dates indicated:

Effective Date	Maturity	Notional Amount	Fixed Rate to Be Paid	LIBOR Rate to Be Received

12/31/2012	12/31/2014	100,000,000	0.8900%	1 month
6/29/2012	6/30/2015	100,000,000	0.9925%	1 month
		200,000,000

Our credit agreement requires that no less than 50% of our term loan debt be fixed through the use of interest rate swaps.  At September 30, 2011 and December 31, 2010, the interest rate on approximately 60% and 72%, respectively, of our outstanding debt was fixed through the use of interest rate swaps.

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

We report the gross fair value of our derivatives in either prepaid expenses and other current assets, current portion of derivative liability or other long-term liabilities on our consolidated balance sheets.  The table below shows the balance sheet classification and fair value of our interest rate swaps designated as hedging instruments under ASC 815:

	Fair Value
	September 30,	December 31,
(In thousands)	2011	2010

Prepaid expenses and other current assets	$—	$20
Current portion of derivative liability	—	(6,374)
Other long-term liabilities	(18,751)	(21,751)

At September 30, 2011 and December 31, 2010, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $18.7 million and $28.0 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Loss/(gain) recognized in accumulated other comprehensive income (loss) (“AOCI”) (pretax)	$(3,663)	$1,677	$(9,278)	$3,508
Gain arising from ineffectiveness reducing interest expense	$(19)	$(62)	$(77)	$(142)
Deferred losses reclassed from AOCI to interest expense	$316	$1,037	$1,201	$3,953

(In thousands, except months)	September 30, 2011	December 31, 2010

Aggregate notional value of current derivatives outstanding	$530,000	$630,000
Aggregate notional value of forward derivatives outstanding	$200,000	$100,000
Period through which derivative positions currently exist	June 2015	September 2013
Loss in fair value of derivatives	$18,751	$28,105
Deferred losses included in AOCI (pretax)	$18,686	$27,963
Losses included in AOCI to be recognized in the next 12 months	$20	$1,250
Number of months over which loss in OCI is to be recognized	18	27

12.                               Interest Expense, Net of Interest Income

The following table summarizes interest expense, net of interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Interest expense — credit facility	$7,387	$6,325	$19,855	$18,574
Payments on swap liabilities, net	5,476	6,264	16,121	18,727
Interest expense- capital leases	164	—	485	2
Uncertain tax position interest reversal, net of accrual	(39)	(1,265)	(15)	(1,037)
Other interest	161	165	532	651
Amortization of deferred financing fees	374	323	1,036	970
Capitalized interest	(39)	(48)	(120)	(133)
Total interest expense	13,484	11,764	37,894	37,754
Less: interest income	(37)	(41)	(111)	(79)
Interest expense, net of interest income	$13,447	$11,723	$37,783	$37,675

During the third quarters of 2011 and 2010, we reversed $0.1 million and $1.3 million, respectively, of accrued interest previously recorded as a result of a change in our uncertain tax liabilities for which the statute of limitations had expired.

13.                               Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.  We recognized expense with respect to these plans of $0.6 million for each of the three month periods ended September 30, 2011 and 2010 and $1.9 million for each of the nine month periods ended September 30, 2011 and 2010.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Service cost	$319	$475	$957	$1,409
Interest cost	2,725	2,799	8,175	8,367
Expected return on plan assets	(2,723)	(2,544)	(8,169)	(7,636)
Net amortization loss (gain)	188	211	564	590
Prior service credit amortization	(41)	(11)	(123)	(33)
Net periodic pension cost	$468	$930	$1,404	$2,697

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

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Interest cost	$14	$14	$42	$44
Net amortization loss	9	8	27	23
Net periodic pension cost	$23	$22	$69	$67

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for the three month periods ended September 30, 2011 and 2010, and $0.5 million for the nine month periods ended September 30, 2011 and 2010.  The net present value of the remaining obligations was approximately $2.5 million at September 30, 2011 and $2.9 million at December 31, 2010, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We recognized $0.5 million in life insurance proceeds as other non-operating income in the three and nine month periods ended September 30, 2011 due to the death of a covered individual.  We did not recognize any proceeds in other income for the three or nine month periods ended September 30, 2010 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.5 million at September 30, 2011 and $2.0 million at December 31, 2010.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

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

The following table summarizes the components of the net periodic costs for postretirement benefits for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Service cost	$116	$206	$561	$618
Interest cost	471	530	1,269	1,591
Net prior service cost amortization	(47)	(112)	(141)	(336)
Net amortization gain	(160)	—	(159)	—
Net periodic postretirement benefit cost	$380	$624	$1,530	$1,873

15.                               Other Long-term Liabilities

Other long-term liabilities are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Long-term derivative liabilities	$18,751	$21,751
Uncertain tax positions	1,224	1,475
Accrued interest on uncertain tax positions	40	56
Other long-term liabilities	497	555
Total	$20,512	$23,837

16.                               Stock-based Compensation Plans

Pretax stock-based compensation expense for the periods indicated was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Restricted stock	$345	$338	$1,036	$1,015
Performance shares	237	283	636	725
Total	$582	$621	$1,672	$1,740

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of September 30, 2011, we had not yet recognized compensation expense on the following non-vested awards.

(In thousands)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$2,764	1.3
Performance shares	1,233	1.1
Total	$3,997	1.2

The following table summarizes unvested restricted stock awards outstanding and changes during the nine months ended September 30:

	2011		2010
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding — January 1	101,435	$17.40	82,375	$12.08
Shares granted	127,377	17.92	115,949	18.65
Shares cancelled	(14,845)	18.22	(2,875)	14.24
Shares vested	—	—	(3,000)	13.00
Non-vested restricted shares outstanding — September 30	213,967	$17.65	192,449	$15.99

(1)           Represents the weighted—average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the nine months ended September 30:

	2011		2010
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding — January 1	68,880	$15.74	46,578	$11.72
Shares granted	50,440	18.65	98,002	9.05
Shares cancelled	(12,089)	16.98	(3,070)	15.75
Non-vested performance shares outstanding — September 30	107,231	$16.63	141,510	$16.43

(1)          Represents the weighted—average fair value on date of grant.

17.                               Income Taxes

During the nine months ended September 30, 2011, we recorded a decrease of $0.3 million to our unrecognized tax benefits, which reduced our tax expense by a corresponding amount, due to the expiration of a federal statute of limitations.  As of September 30, 2011 and December 31, 2010, the amount of unrecognized tax benefit was $1.2 million and $1.5 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million.  The tax benefit attributable to the $0.3 million decrease in unrecognized tax benefits did not have a significant effect on the company’s effective tax rate.  We do not expect any changes in our uncertain tax positions during the remainder of 2011.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At September 30, 2011 we had recorded $40 thousand of interest and penalties relating to uncertain tax positions, of which a $15 thousand net decrease was recorded during the nine months ended September 30, 2011.  This net decrease included a decrease of $51 thousand due to the expiration of a federal statute of limitations and an increase to interest expense of $36 thousand related to the current year accrual of interest on our uncertain tax positions.

The only periods subject to examination for our federal returns are years 2008 through 2010.  The periods subject to examination for our state returns are years 2005 through 2010.  We are not currently under examination by federal taxing authorities.  We are currently under examination by state tax authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

In January 2011, Illinois’ Governor signed into law PA. 96-1496. Included as part of the law was an increase in the corporate income tax rate.  This resulted in an increase to our net state deferred tax liabilities and a corresponding increase to our state tax provision of $0.3 million which we recognized in the first quarter of 2011.

Our effective tax rate was 31.3% and (9.6)% for the three months ended September 30, 2011 and 2010, respectively and 35.4% and 21.1%, for the nine months ended September 30, 2011 and 2010, respectively.  The effective tax rates in 2011 and 2010 are lower and differ from the federal and state statutory rates primarily due to the reversal in unrecognized tax benefits, non-deductible expenses, state tax planning and reporting structure changes, and a change in the Illinois state income tax rate.

We filed 2010 tax returns for the Consolidated Communications Holdings, Inc. consolidated filing group and East Texas Fiber Line during the third quarter of 2011.  We filed 2009 tax returns for the Consolidated Communications Holdings, Inc. consolidated filing group and East Texas Fiber Line during the third quarter of 2010.  We recognized approximately $69 thousand of tax expense in the third quarter of 2011 to adjust our 2010 provision to match our 2010 returns, and $0.3 million of tax benefit in the third quarter of 2010 to adjust our 2009 provision to match our 2009 returns.

18.                               Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is comprised of the following components:

	September 30,	December 31,
(In thousands)	2011	2010

Fair value of cash flow hedges	$(18,686)	$(27,963)
Prior service credits and net losses on postretirement plans	(21,546)	(21,709)
	(40,232)	(49,672)
Deferred taxes	14,735	18,201
Totals	$(25,497)	$(31,471)

The following table summarizes total comprehensive income for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Net income	$5,966	$11,967	$18,976	$26,192
Other comprehensive income:
Prior service cost and net (loss) gain, net of tax	(33)	61	102	156
Change in fair value of cash flow hedges, net of tax	2,314	(1,061)	5,872	(2,224)
Total comprehensive income	8,247	10,967	24,950	24,124
Less: comprehensive income attributable to noncontrolling interest	148	130	442	385
Comprehensive income attributable to common stockholders	$8,099	$10,837	$24,508	$23,739

19.                               Environmental Remediation Liabilities

Environmental remediation liabilities were $0.2 million at September 30, 2011 and $0.3 million at December 31, 2010, and are included in other long-term liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

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

On November 5, 2010, the Staff at the Public Utility Commission of Texas (“TPUC”) initiated an administrative proceeding at the TPUC (TPUC Docket No. 38872) against Consolidated Communications of Texas Company (“CCTX”), a subsidiary of the Company, with respect to the disallowance of and refunding of CCTX’s High Cost Assistance Fund (“HCAF”) payments.  In addition, on March 11, 2011, the Staff of the TPUC also initiated an administrative proceeding at the TPUC (TPUC Docket No. 39250) against Consolidated Communications of Ft. Bend Company (“CCFB”), another subsidiary of the Company, with respect to the HCAF payments received by CCFB.  The TPUC Staff claimed in each of the proceedings that certain amendments to Section 56.025 of the Texas Public Utility Regulatory Act (“PURA”), effective as of September 1, 2007, lowered the eligibility threshold for receipt of HCAF payments to companies with fewer than 31,000 access lines.  Because both CCTX and CCFB have exceeded that threshold since September 1, 2007, the proceedings sought a determination that the funding for CCTX and CCFB should be discontinued.  In addition, the TPUC Staff asked that the Company be required to refund the HCAF payments received plus interest since the amendment to PURA went into effect.  The Company believed that it was “grandfathered” under the legislation and entitled to the assistance received from the HCAF.  On June 15, 2011, the proceedings were referred to the State Office of Administrative Hearing (“SOAH”) for further processing.  On September 15, 2011, the Staff of the TPUC filed motions to dismiss each proceeding.  On September 20, 2011, a SOAH Administrative Law Judge issued an Order granting the TPUC Staff’s motions and dismissed the proceedings from the SOAH docket.  On September 20, 2011, the TPUC also issued an Order dismissing each of the proceedings from the TPUC docket with no impact to the Company’s historical or future HCAF payments.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), received assessment notices from the Commonwealth of Pennsylvania Department of Revenue increasing the amounts owed for Pennsylvania Gross Receipt Taxes for the tax period ending December 31, 2009.  These two assessments adjusted the subsidiaries’ combined total outstanding taxable gross receipts liability (with interest) to approximately $2.3 million.  In addition, based upon recently completed audits of CCES for 2008, 2009 and 2010, we believe the Commonwealth of Pennsylvania may issue additional assessments totaling approximately $1.7 million for Gross Receipt Taxes allegedly owed.  Our CCPA subsidiary has also been notified by the Commonwealth of Pennsylvania that they will conduct a gross receipts audit for the calendar year 2008.  An appeal challenging the 2009 CCPA assessment was filed with the Department of Revenue’s Board of Appeals on September 15, 2011, and we intend to file a similar appeal with the Board of Appeals on or before November 10, 2011 challenging the 2009 CCES assessment.  We also intend to appeal any adverse decisions from the Board of Appeals involving CCPA or CCES to the Commonwealth’s Board of Finance and Revenue.  At the Board of Finance and Revenue, we anticipate that these matters will be continued pending the outcome of present litigation in Commonwealth Court between Verizon Pennsylvania, Inc and the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results.

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

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Basic and Diluted Earnings Per Share Using Two-class Method:
Net income	$5,966	$11,967	$18,976	$26,192
Less: net income attributable to noncontrolling interest	148	130	442	385
Net income attributable to common shareholders before allocation of earnings to participating securities	5,818	11,837	18,534	25,807
Less: earnings allocated to participating securities	117	124	363	305
Net income attributable to common stockholders	$5,701	$11,713	$18,171	$25,502

Weighted-average number of common shares outstanding	29,593	29,483	29,593	29,483

Net income per common share attributable to common stockholders — basic and diluted	$0.19	$0.40	$0.61	$0.86

We had additional potential dilutive securities including unvested restricted shares and performance shares outstanding representing 0.4 million and 0.3 million common shares that were not included in the computation of potentially dilutive securities at September 30, 2011 and 2010, respectively, because they were anti-dilutive or the achievement of performance conditions had not been met at the end of the period.

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

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Telephone operations	$84,764	$87,297	$256,967	$263,793
Other operations	7,784	8,279	23,645	25,822
Total net revenue	92,548	95,576	280,612	289,615

Operating expense — telephone operations	48,433	50,293	146,175	150,057
Operating expense — other operations	6,737	7,764	21,332	23,782
Total operating expense	55,170	58,057	167,507	173,839

Depreciation and amortization — telephone operations	21,953	21,687	65,678	64,260
Depreciation and amortization — other operations	208	231	628	660
Total depreciation expense	22,161	21,918	66,306	64,920

Operating income — telephone operations	14,378	15,317	45,114	49,476
Operating income - other operations	839	284	1,685	1,380
Total operating income	15,217	15,601	46,799	50,856

Interest expense, net of interest income	(13,447)	(11,723)	(37,783)	(37,675)
Investment income	6,403	6,830	19,417	20,268
Other, net	516	210	953	(242)
Income before taxes	$8,689	$10,918	$29,386	$33,207

Capital expenditures:
Telephone operations	$10,491	$10,735	$31,113	$32,483
Other operations	53	19	133	95
Total	$10,544	$10,754	$31,246	$32,578

	September 30,	December 31,
	2011	2010
Goodwill:
Telephone operations	$519,528	$519,528
Other operations	1,034	1,034
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,183,689	$1,201,545
Other operations	6,684	8,001
Total	$1,190,373	$1,209,546

(1)  Included within the telephone operations segment assets are our equity method investments totaling $49.1 million and $49.6 million at September 30, 2011 and December 31, 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three and nine month periods ended September 30, 2011 and 2010 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

•                  our substantial amount of debt and our ability to repay or refinance it or to incur additional debt in the future;

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

Overview

We are an established rural local exchange carrier that provides communications services to residential and business customers in Illinois, Texas and Pennsylvania. We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access (“DSL”), standard and high-definition digital television (“IPTV”), digital telephone service (“VOIP”), custom calling features, private line services, carrier access services, network capacity services over our regional fiber optic network, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  We also operate two non-core complementary businesses:  prison services and equipment sales.

Executive Summary

We generated net income attributable to common stockholders of $5.8 million, or $0.19 per diluted share, in the third quarter of 2011, as compared to net income attributable to common stockholders of $11.8 million, or $0.40 per diluted share, in the third quarter of 2010.  The decrease in net income in the third quarter of 2011 occurred primarily from a reduction in the amount of income tax and interest expense reversed relating to uncertain tax positions.  In the third quarter of 2010, a benefit of approximately $5.6 million related to the reversal of income tax and interest expense was recorded due to the expiration of the statute of limitations.  During the third quarter of 2011, only $0.3 million of income tax and interest expense was reversed due to the expiration of the statute of limitations.  Net income in the third quarter of 2011 was also impacted by lower earnings from our wireless partnerships, higher interest expense and other costs as a result of our debt refinancing, a higher bonus accrual, higher video programming costs and higher depreciation expense.  Third quarter 2011 results benefited from lower pension and other postretirement expense along with a gain on the receipt of life insurance proceeds.

Revenue in the third quarter of 2011 decreased to $92.5 million as compared to $95.6 million in the third quarter of 2010.  Revenue declines in our traditional wireline business were offset partially by increases in DSL and IPTV subscriptions and increased revenue from our prison services business.  Revenue in the third quarter of 2011 also declined as compared to the third quarter of 2010 due to the sale of our operator services business in the fourth quarter of 2010.

As a result of previous and ongoing cost reduction efforts, we have been able to partially offset revenue declines associated with access line loss with reductions in operating expenditures (excluding those associated with our operator services business).  Our cost structure continues to receive ongoing benefits from these cost reduction efforts.

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

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 230,251, 237,141 and 239,695 local access lines in service as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

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

We have been able, in some instances, to offset the decline in local access lines with increased average revenue per access line by:

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

We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV.  As of September 30, 2011, IPTV was available to more than 211,000 homes in our markets.  Our IPTV subscriber base continues to grow and totaled 32,981, 29,236 and 27,953 subscribers as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 109,572, 106,387 and 104,933 DSL lines in service as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  Currently, over 96% of our rural telephone companies’ local access lines are DSL-capable.

In addition to our access line, DSL and video initiatives, we intend to continue to share best practices across our markets. We also continue to look for ways to enhance current products and introduce new services to ensure that we remain competitive and continue to meet our customers’ needs. These initiatives have included:

•                  DSL product with speeds up to 20 mega-bits per second (“mbps”) for those customers desiring greater Internet speed;

•                  High definition video service and digital video recorders in all of our IPTV markets;

•                  DSL service—even to users who do not have our access line—which expands our customer base and creates additional revenue-generating opportunities;

•                  Metro-Ethernet services delivered over our copper infrastructure with speeds of 25 mbps to 40 mbps;

•                  Hosted VOIP service in all of our markets to meet the needs of small- to medium-sized business customers that want robust functionality without having to purchase a traditional key or PBX phone system; and

•                  VOIP service for residential customers, which is being offered to our customers as a growth opportunity and as an alternative to the traditional phone line for customers who are considering a switch to a cable competitor.

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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at September 30, 2011 is being amortized at a weighted-average life of approximately 2.1 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The discussion below covers our consolidated results and results by segment.

For the Three Months Ended September 30, 2011 Compared to September 30, 2010

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended September 30, 2011 and 2010:

	2011		2010
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$21.5	23.2	$22.7	23.7
Network access services	19.8	21.5	19.9	20.8
Subsidies	11.2	12.1	12.7	13.3
Long-distance services	3.8	4.1	4.4	4.6
Data and Internet services	20.1	21.7	19.3	20.2
Other services	8.3	9.0	8.3	8.7
Total telephone operations	84.7	91.6	87.3	91.3
Other operations	7.8	8.4	8.3	8.7

Total operating revenue	92.5	100.0	95.6	100.0

Expenses
Telephone operations	48.3	52.2	50.3	52.6
Other operations	6.7	7.3	7.8	8.2
Debt refinancing costs	0.1	0.1	—	—
Depreciation and amortization	22.2	24.0	21.9	22.9
Total operating expense	77.3	83.6	80.0	83.7

Income from operations	15.2	16.4	15.6	16.3

Interest expense, net	(13.4)	(14.5)	(11.7)	(12.2)
Other income	6.9	7.5	7.0	7.3
Income tax (expense) benefit	(2.7)	(2.9)	1.0	1.0

Net income	6.0	6.5	11.9	12.4
Net income attributable to noncontrolling interest	0.2	0.2	0.1	0.1

Net income attributable to common stockholders	$5.8	6.3	$11.8	12.3

Revenue

Revenue in the third quarter of 2011 declined by $3.1 million, or 3.2%, to $92.5 million from $95.6 million in the third quarter 2010.  Overall, the decline in revenue was principally the result of decreases in the number of access lines, which reduced revenues for local calling services, subsidy draws and long-distance services.  In addition, quarter over quarter revenue was negatively impacted by the sale in the fourth quarter of 2010 of our operator services business, which reduced revenues in our Other operations segment during the third quarter of 2011 by $0.7 million as compared to the third quarter of 2010.  These revenue declines were partially offset by revenue gains in our data and internet services.  Access line loss continues to moderate and is being offset by growth in our number of broadband connections.  VOIP, DSL and IPTV connections all increased during the third quarter of 2011 as compared to 2010.  Connections by type are as follows:

	September 30,
	2011	2010

Residential access lines in service	138,090	141,980
Business access lines in service	92,161	97,715
Total local access lines in service	230,251	239,695

IPTV subscribers	32,981	27,953
ILEC DSL subscribers	109,572	104,933
Total broadband connections	142,553	132,886

VOIP subscribers	8,916	8,770
CLEC access line equivalents (1)	84,706	73,313

Total connections	466,426	454,664

Long-distance lines (2)	176,626	172,030

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

Telephone Operations Revenue

Local calling services revenue decreased by $1.2 million, or 5.3%, to $21.5 million in the third quarter of 2011 compared to $22.7 million in the third quarter of 2010.  The decrease is primarily due to the decline in local access lines.

Network access services revenue decreased by $0.1 million, or 0.5%, to $19.8 million in the third quarter of 2011 compared to $19.9 million in the third quarter of 2010.  The slight decrease is primarily due to a decline in switched access minutes of use and a decline in subscriber line charge revenue as a result of access line loss partially offset by an increase in special access revenues.

Subsidy revenue decreased by $1.5 million, or 11.8%, to $11.2 million in the third quarter of 2011 compared to $12.7 million in the third quarter of 2010.  The decline in subsidy revenue at both the federal and state level is partially a function of the loss of access lines.  Subsidy revenues decreased as a result of a decrease in interstate high cost fund support from the continuing decline in our regulated cost per loop compared to the National Average Cost Per Loop along with a decline in interstate common line revenue.

Long-distance services revenue decreased by $0.6 million, or 13.6%, to $3.8 million in the third quarter of 2011 as compared to $4.4 million in the third quarter of 2010.  The decrease is primarily due to a decline in billable minutes as a result of access line loss and customer shifts to unlimited long-distance plans.

Data and Internet revenue increased by $0.8 million, or 4.1%, to $20.1 million in the third quarter of 2011 as compared to $19.3 million in the third quarter of 2010.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers and, to a lesser extent, growth in our metro ethernet product for commercial customers.  Growth in these products was partially offset by higher promotional credits necessary to drive higher penetration.

Other services revenue was flat at $8.3 million for both the third quarter of 2011 and 2010.  Increases in transport revenues were offset by declines in directory revenue.

Other Operations Revenue

Other Operations revenue decreased by $0.5 million, or 6.0%, to $7.8 million in the third quarter of 2011 as compared to $8.3 million in the third quarter of 2010.  Decreased revenue from the sale of our operator services business in the fourth quarter of 2010 was partially offset by an increase in revenue from our prison services business.

Operating Expenses

Operating expenses decreased in the third quarter of 2011 by $3.1 million, or 5.3%, to $55.0 million as compared to $58.1 million in the third quarter of 2010.  Operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $2.0 million, or 4.0%, to $48.3 million in the third quarter of 2011 as compared to $50.3 million in the third quarter of 2010.  The decrease in operating expense was principally driven by a decrease in bad debt expense, lower access costs and lower pension and other postretirement expenses.  Bad debt expense in the third quarter of 2010 was significantly higher than the third quarter of 2011 as a result of estimates made surrounding collectability issues for certain carrier access billings.  Operating expense was also lower due to previous and ongoing cost reduction efforts, including current and previous headcount reductions along with lower benefit and occupancy costs.  Operating expenses were negatively impacted during the third quarter of 2011 by an increase in severance costs, a higher bonus accrual and higher fees as a result of increased costs related to our video product (as a result of both increased subscribers and higher programming costs).

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $1.1 million, or 14.1%, to $6.7 million in the third quarter of 2011 as compared to $7.8 million in the third quarter of 2010.  Operating expenses in our other Operations Segment declined principally as a result of the elimination of costs totaling $0.7 million related to the sale of our operator services business in the fourth quarter of 2010.  This decrease in cost was partially offset by higher commission payments to the State of Illinois necessitated by an increase in revenue from our prison services business.

Debt refinancing costs

Additional fees totaling $0.1 million were recognized during the third quarter of 2011 in connection with our June 8, 2011 credit agreement amendment.  In addition, approximately $0.1 million in fees were capitalized as deferred debt issuance costs during the third quarter of 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million, or 1.4%, to $22.2 million in the third quarter of 2011 as compared to $21.9 million in the third quarter of 2010.  The increase in depreciation expense was principally the result of increases in capitalized equipment related to the growth in video services.

Interest Expense, Net

Interest expense, net of interest income, increased by $1.7 million, or 14.5%, to $13.4 million for the third quarter of 2011 as compared to $11.7 million for the third quarter of 2010.  Interest expense in the third quarter of 2010 was positively affected by a net $1.3 million reversal of previously recorded interest expense related to uncertain tax positions for which the statute of limitations had expired.  In the third quarter of 2011, the impact to interest expense related to the reversal of previously recorded uncertain tax positions for which the statute of limitations had expired was only $0.1 million.  Interest expense in the third quarter of 2011 also increased as a result of our June 2011 credit agreement amendment which increased the margin on $409.1 million of debt from 2.50% to 3.75% for LIBOR-based loans.  Interest expense in the third quarter of 2011 benefited from the expiration at December 31, 2010 of $175 million notional amount of interest rates swaps that required fixed interest payments to our swap counterparties at a weighted-average fixed rate of 4.28%.  These higher fixed rate swaps were replaced at December 31, 2010 with $200 million notional amount of fixed interest rate swaps at a weighted-average rate of 1.83%.

Other Income (Expense)

Other income (expense) decreased by $0.1 million to $6.9 million in the third quarter of 2011 compared to $7.0 million in the third quarter of 2010.  Lower earnings from our wireless partnership interests and a loss on the disposition of an asset were partially offset by the proceeds received from a life insurance policy.

Income Taxes

The provision for income taxes was $2.7 million in the third quarter of 2011 compared to a $1.0 million benefit in the third quarter of 2010.  Our effective rate was 31.3% for the three months ended September 30, 2011 compared to (9.6)% for the three months ended September 30, 2010.

We recorded a decrease of $0.3 million and a net decrease of $4.6 million to our unrecognized tax benefits during the third quarter of 2011 and 2010 respectively, which reduced our tax expense for those periods by a corresponding amount.  The 2011 decrease related to the expiration of a federal statute of limitations and the 2010 net decrease included a decrease of $5.4 million due to the expiration of the federal statute of limitations and an increase of $0.8 million related to the 2009 state income tax filings.  We also recognized approximately $69 thousand of tax expense in the third quarter of 2011 to adjust our 2010 provision to match our 2010 returns compared to $0.3 million of tax benefit in the third quarter of 2010 to adjust our 2009 provision to match our 2009 returns.  Exclusive of these adjustments, our effective tax rate for the third quarter of 2011 and 2010 would have been approximately 33.3% and 35.3%, respectively.  The adjusted effective tax rates differ from the federal and state statutory rates primarily due to non-deductible expenses and state tax planning and reporting structure changes.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.2 million in the third quarter of 2011 versus $0.1 million in the third quarter of 2010.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) was slightly better period over period.

For the Nine Months Ended September 30, 2011 Compared to September 30, 2010

The following summarizes our revenues and operating expenses on a consolidated basis for the nine months ended September 30, 2011 and 2010:

	2011		2010
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$65.6	23.4	$69.7	24.1
Network access services	60.5	21.6	62.0	21.4
Subsidies	33.9	12.1	36.7	12.7
Long-distance services	12.2	4.3	13.8	4.8
Data and Internet services	59.7	21.3	56.0	19.3
Other services	25.1	8.9	25.6	8.8
Total telephone operations	257.0	91.6	263.8	91.1
Other operations	23.6	8.4	25.8	8.9

Total operating revenue	280.6	100.0	289.6	100.0

Expenses
Telephone operations	143.6	51.2	150.0	51.9
Other operations	21.3	7.6	23.8	8.2
Debt refinancing costs	2.6	0.9	—	—
Depreciation and amortization	66.3	23.6	64.9	22.4
Total operating expense	233.8	83.3	238.7	82.5

Income from operations	46.8	16.7	50.9	17.5

Interest expense, net	(37.8)	(13.5)	(37.7)	(13.0)
Other income	20.4	7.3	20.0	6.9
Income tax expense	(10.4)	(3.7)	(7.0)	(2.4)

Net income	19.0	6.8	26.2	9.0
Net income attributable to noncontrolling interest	0.5	0.2	0.4	0.1

Net income attributable to common stockholders	$18.5	6.6	$25.8	8.9

Revenue

Revenue in the first nine months of 2011 declined by $9.0 million, or 3.1%, to $280.6 million from $289.6 million in the first nine months of 2010.  Overall, the decline in revenue was principally due to the year over year decline in revenues related to our traditional wireline telephone business, which impacted revenue for local calling services, network access, subsidies, long-distance services and directory.  In addition, revenue was impacted by the sale late in the first quarter of 2010 of our telemarketing business and in the fourth quarter of 2010 of our operator services business.  This lowered revenue in our Other Operations segment by approximately $3.9 million year over year.  In addition to the sale of these businesses, revenue was positively impacted in 2011 by continued growth in our data and internet services (including DSL and IPTV), and by revenue growth in our prison services business.

Telephone Operations Revenue

Local calling services revenue decreased by $4.1 million, or 5.9%, to $65.6 million in the first nine months of 2011 compared to $69.7 million in the first nine months of 2010.  The decrease is primarily due to the decline in local access lines.

Network access services revenue decreased by $1.5 million, or 2.4%, to $60.5 million in the first nine months of 2011 compared to $62.0 million in the first nine months of 2010.  The decrease is primarily due to a decline in switched access minutes of use as well as a decline in subscriber line charge revenue, partially offset by a one-time increase in switched and special access revenues during the first quarter of 2011.

Subsidy revenue decreased by $2.8 million, or 7.6%, to $33.9 million in the first nine months of 2011 compared to $36.7 million in the first nine months of 2010.  The decline in subsidy revenue at both the federal and state level is partially a function of the loss of access lines.  Subsidy revenue also decreased as a result of a decrease in interstate high cost fund support from the continuing decline in our regulated cost per loop compared to the National Average Cost Per Loop.

Long-distance services revenue decreased by $1.6 million, or 11.6%, to $12.2 million in the first nine months of 2011 as compared to $13.8 million in the first nine months of 2010.  The decrease is primarily due to a decline in billable minutes as a result of access line loss and customer shifts to unlimited long-distance plans.

Data and Internet revenue increased by $3.7 million, or 6.6%, to $59.7 million in the first nine months of 2011 as compared to $56.0 million in the first nine months of 2010.  The increase is primarily due to an increase in the number of DSL and IPTV subscribers and, to a lesser extent, growth in our metro ethernet product for commercial customers.  Growth in these products was partially offset by higher promotional credits necessary to drive higher penetration.

Other services revenue declined by $0.5 million, or 2.0%, to $25.1 million in the first nine months of 2011 as compared to $25.6 million in the first nine months of 2010.  Declines primarily in directory revenue were partially offset by an increase in transport revenues.

Other Operations Revenue

Other Operations revenue decreased by $2.2 million, or 8.5%, to $23.6 million in the first nine months of 2011 as compared to $25.8 million in the first nine months of 2010.  Declines in revenue from the sales of our telemarketing business and operator services business were partially offset by an increase in revenue from our prison services business.

Operating Expenses

Operating expenses decreased in the first nine months of 2011 by $9.0 million, or 5.2%, to $164.9 million as compared to $173.9 million in the first nine months of 2010.  Reductions in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $6.4 million, or 4.3%, to $143.6 million in the first nine months of 2011 as compared to $150.0 million in the first nine months of 2010.  Operating expenses in the first nine months of 2011 benefited from a decrease in bad debt expense, lower access costs and lower pension and other postretirement expenses.  Bad debt expense in the first nine months of 2010 was significantly higher than the first nine months of 2011 as a result of estimates made surrounding collectability issues for certain carrier access billings.  Operating expense in the first nine months of 2011 was also lower due to previous and ongoing cost reduction efforts, including current and previous headcount reductions and lower benefit, supplies and occupancy costs.  The benefit of these cost structure improvements were partially offset by higher severance costs, a higher bonus accrual, higher costs related to our video product (as a result of both increased subscribers and higher programming costs) and an accrual for an ongoing dispute with the Pennsylvania Department of Revenue.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $2.5 million, or 10.5%, to $21.3 million in the first nine months of 2011 as compared to $23.8 million in the first nine months of 2010.  Operating expenses in our other Operations Segment declined as a result of the elimination of costs totaling $4.2 million related to the sale of our telemarketing and operator service businesses.  This decrease in cost was partially offset by higher commission payments to the State of Illinois necessitated by an increase in revenue from our prison services business.

Debt refinancing costs

In connection with amending our credit agreement in June 2011, we incurred fees totaling $2.6 million related to amending our credit agreement.  In addition, we capitalized approximately $1.1 million in fees related to deferred debt issuance costs during the first nine months of 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.4 million, or 2.2%, to $66.3 million in the first nine months of 2011 as compared to $64.9 million in the first nine months of 2010.  The increase in depreciation expense was principally the result of increases in capitalized equipment related to the growth in video services.

Interest Expense, Net

Interest expense, net of interest income, was relatively flat year over year at $37.8 million for the first nine months of 2011 as compared to $37.7 million for the first nine months of 2010.  Interest expense in the first nine months of 2010 benefited from a net $1.0 million reversal of previously accrued interest related to uncertain tax positions.  Interest expense for the first nine months of 2011 was negatively impacted as a result of our credit agreement amendment which increased the margin on $409.1 million of debt from 2.50% to 3.75%.  Interest expense in the first nine months of 2011 benefited from the expiration at December 31, 2010 of $175 million notional amount of interest rate swaps that required fixed interest payments to our swap counterparties at a weighted-average fixed rate of 4.28%.  These higher fixed rate swaps were replaced at December 31, 2010 with $200 million notional amount of fixed interest rate swaps at a weighted-average rate of 1.83%.

Other Income (Expense)

Other income (expense) increased $0.4 million to $20.4 million in the first nine months of 2011 compared to $20.0 million in the first nine months of 2010.  A reduction in the amount of loss recognized on the disposition of assets in 2011 was partially offset by lower earnings from our wireless partnership interests during 2011 and proceeds received from a life insurance policy.

Income Taxes

The provision for income taxes was $10.4 million for the first nine months of 2011 compared to $7.0 million for the first nine months of 2010.  The effective tax rate was 35.4% for the nine months ended September 30, 2011 compared to 21.1% for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011 and 2010, we recorded a decrease of $0.3 million and a net decrease of $4.6 million to our unrecognized tax benefits, which reduced our tax expense for the year to date periods by a corresponding amount.  The 2011 decrease related to the expiration of a federal statute of limitations and the 2010 net decrease included a decrease of $5.4 million due to the expiration of the federal statute of limitations and an increase of $0.8 million related to 2009 state income tax filings.  We also recognized approximately $69 thousand of tax expense during the nine months ended September 30, 2011 to adjust our 2010 provision to match our 2010 returns compared to $0.3 million of tax benefit in the nine months ended September 30, 2010 to adjust our 2009 provision to match our 2009 returns.  In January 2011, Illinois’ Governor signed into law PA. 96-1496. Included as part of the law was an increase in the corporate income tax rate.  This resulted in an increase to our net state deferred tax liabilities and a corresponding increase to our state tax provision of $0.3 million which we recognized in the first quarter of 2011.  Exclusive of these adjustments, our effective tax rate for the nine months ended September 30, 2011 and 2010 would have been approximately 35.0% and 35.9%, respectively.  The adjusted effective tax rates differ from the federal and state statutory rates primarily due to non-deductible expenses and state tax planning and reporting structure changes.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.5 million in the first nine months of 2011 as compared to $0.4 million in the first nine months of 2010.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) was slightly better period over period.

Other Trends and Factors that May Affect Future Operating Results

Reduction in Pennsylvania Intrastate Switched Access

The Pennsylvania Public Utility Commission (“PAPUC”) has issued an Order requiring rural local telephone companies (“RLEC”) operating in Pennsylvania to lower their intrastate switched access rates to mirror their interstate rates.  The Order also allows an RLEC to recoup their rate reductions by increasing their residential and business local access rates over a four-year implementation period.  The Order is to be phased in over a four year period.  The Company’s Pennsylvania intrastate switched access and carrier common line rates currently exceed its interstate rates by a weighted-average $0.0025 per minute and $4.00, respectively.  The Company expects the reduction of rates to reduce revenues by approximately $1.5 million annually once fully implemented, which will be partially offset by a reduction in expense paid to other carriers.  While the Order also allows for the increase of local access rates, the Company believes that any significant increase to its local access rates may accelerate the rate of access line loss.  With the Federal Communication Commission’s (“FCC”) Order of October 27, 2011 on intercarrier compensation and universal service reform (see below), it is expected that the PAPUC Order will be stayed.

Connect America Fund, Intercarrier Compensation and Universal Service Reform

On October 27, 2011, the FCC announced its Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking (“Order”).  While the full Order has not been released, according to the Executive Summary released by the FCC, the Order establishes a firm and comprehensive budget for the next six years for the high-cost programs within the Universal Service Fund (“USF”), at the same level as 2011, and establishes the Connect America Fund (“CAF”), which will ultimately replace all existing high-cost support mechanisms.  The CAF will help make broadband available to users in areas that would not otherwise have it, and will rely on incentive-based, market driven policies, including competitive bidding, to distribute universal service funds to recipients.  CAF will not provide support in areas where unsubsidized competitors are providing broadband meeting the FCC’s definitions.  Beginning in 2012, all existing legacy high-cost support to carriers will be frozen, and additional CAF funding will be made available.  Additionally, existing support levels will be reduced in areas where a price cap company charges artificially low end-user voice rates.  The FCC will develop cost models and competitive bidding processes for allocation of funding in future years.  Rate-of-return carriers receiving legacy USF support, or CAF support to offset lost intercarrier compensation (“ICC”) revenues, will be required to offer broadband services meeting the FCC’s standards, at customers’ reasonable request.  The Order also adopts other reforms to limit USF support to rate-of-return carriers.  Further, the Order creates the CAF Mobility Fund, dedicated to ensuring availability of mobile broadband networks in areas where a private sector business case is lacking.

With respect to ICC reform, the Order adopts a national bill-and-keep framework as the ultimate end state for all traffic exchanged within a local exchange carrier (“LEC”); under this framework, carriers must look to their subscribers first to cover the costs of the network, then to USF support where necessary, with no payments from connecting carriers.  Most ICC rates are capped as of the effective date of the Order, carriers are required to bring certain interstate and intrastate access rates to parity in two steps by July 2013, and carriers are required to reduce their termination and certain transport rates to bill-and-keep within six years for price cap carriers and nine years for rate-of-return carriers.  The FCC will develop the transition period to bill-and-keep for other ICC rate elements in a further proceeding.  As a transitional recovery mechanism, incumbent local exchange carriers (“ILECs”) will be allowed to charge a monthly Access Recovery Charge (“ARC”) of up to $0.50 for consumers and small businesses and $1.00 per line for multi-line businesses, subject to limitations that the ARC may not be imposed for any consumer whose total monthly rate for local telephone service is at or above $30; and that for multi-line business customers, the ARC plus the existing Subscriber Line Charge cannot exceed $12.20 per line.  The Order also adopts bill-and-keep as the default methodology for all non-access CMRS-LEC traffic, and affirms that all traffic routed to or from a CMRS provider that, at the beginning of the call, originates and terminates within the same MTA, is subject to reciprocal compensation.  Finally, the Order adopts rules intended to limit the practice of access stimulation (artificial inflation of traffic volumes to increase ICC payments); and to address “phantom traffic” by requiring carriers and interconnected VoIP service providers to include the calling party number in all call signaling and requiring intermediate carriers to pass this information to the next provider in a call path.

We are evaluating the Order and investigating ways to mitigate its potential impact, which could have a material adverse effect on our revenues.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information regarding our financial condition.

(In thousands, except for ratio)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$92,005	$67,654
Working capital	76,911	60,658
Total debt and capital leases	884,752	884,125
Current ratio	2.02	1.80

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the remainder of 2011 will arise primarily from: (i) dividend payments of between $11.5 million and $12.0 million; (ii) interest payments on our indebtedness of between $11.0 million and $11.5 million; (iii) capital expenditures of between $9.5 million and $10.5 million; (iv) cash income tax payments; (v) pension, 401(k) and other post retirement obligations of between $3.5 million and $4.0 million; and (vi) certain other costs.  In addition, we may use cash and incur additional debt to fund selective acquisitions.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Cash and cash equivalents.  For the first nine months of 2011, cash and cash equivalents increased by $24.4 million as compared to an increase in cash and cash equivalents of $13.2 million during the first nine months of 2010.  The increase in cash and cash equivalents reflects an improvement in cash provided by operations and lower capital expenditures, partially offset by pension payments and fees paid as a result of our amended credit agreement.

Working capital (excluding cash and cash equivalents).  Our net working capital position (excluding cash and cash equivalents) decreased by $13.5 million at September 30, 2011 versus September 30, 2010.  The decrease is primarily the result of an amendment to our credit agreement on June 8, 2011 which requires principal reductions of $2.2 million per quarter beginning March 31, 2012.  As a result, we moved $6.6 million of debt from long-term to current, which reduced our working capital position.  In addition, working capital also decreased as a result of better working capital management, as we turned our receivables into cash while slowing the payment of payables.

Cash available under our secured revolving credit facility.  At September 30, 2011 and 2010, we had no borrowings outstanding under our secured revolving credit facility and $50 million of availability.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  We used $11.6 million of cash to make dividend payments to shareholders during the third quarter of 2011 and 2010.  We used $34.7 million of cash to make dividend payments to shareholders during the first nine months of 2011 and 2010.  Our current quarterly dividend rate is $0.38738 per share.

Interest and other payments related to outstanding debt and capital leases.  During the third quarter of 2011, we used $12.9 million of cash to make required interest payments on our outstanding debt and $37 thousand of cash to reduce our capital lease obligations.  During the third quarter of 2010, we used $12.7 million of cash to make required interest payments on our outstanding debt.  We had no capital lease obligations outstanding during the third quarter of 2010.

For the first nine months of 2011, we used $36.2 million of cash to make required interest payments on our outstanding debt and $108 thousand of cash to reduce our capital lease obligations.  For the first nine months of 2010, we used $37.5 million of cash to make required interest payments on our outstanding debt and $0.3 million of cash on our capital lease obligations.

Pension and postretirement obligations.  In the third quarter of 2011, we used $5.7 million of cash to fund pension, 401(k) and other postretirement obligations.  In the third quarter of 2010, we used $1.5 million of cash to fund pension, 401(k) and other postretirement obligations.  The increase in pension and postretirement payments in the third quarter of 2011 versus 2010 primarily reflects a $3.8 million payment to our qualified pension plan.  We made no payments to our qualified pension plan during the third quarter of 2010.

In the first nine months of 2011, we used $12.6 million of cash to fund pension, 401(k) and other postretirement obligations.  In the first nine months of 2010, we used $4.2 million of cash to fund pension, 401(k) and other postretirement obligations.  For the first nine months of 2011, the increase in pension and postretirement payments primarily reflects $7.6 million in payments to our qualified pension plan.  We made no payments to our qualified pension plan during the first nine months of 2010.

Capital expenditures.  During the third quarter of 2011, we spent approximately $10.5 million on capital projects.  During the third quarter of 2010, we spent approximately $10.8 million on capital projects.  For the first nine months of 2011, we spent approximately $31.2 million on capital projects.  During the first nine months of 2010, we spent approximately $32.6 million on capital projects.

Debt

The following table summarizes our indebtedness as of September 30, 2011:

(In thousands)	Balance	Maturity Date	Rate (1)

Capital leases	$4,752	May 31, 2021	13.7% (2)
$50 million revolving credit facility	—	June 8, 2016	LIBOR plus 3.25%
Term loan — tranche A	$470,948	December 31, 2014	LIBOR plus 2.50%
Term loan — tranche B	$409,052	December 31, 2017	LIBOR plus 3.75%

(1)	As of September 30, 2011, the 1-month LIBOR rate in effect on our borrowings was 0.24%.
(2)	Weighted-average rate.

Credit Facilities

Borrowings under our credit facilities are secured by substantially all of our assets (other than our Illinois Consolidated Telephone Company subsidiary, and certain future subsidiaries).  Our credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct.  In addition, the amended credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.

Our $880 million term loan credit facility is made up of two separate tranches, resulting in different maturity dates and interest rate margins for each term loan tranche.  The first term loan tranche consists of $470.9 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $409.1 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments beginning March 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.61:1 at September 30, 2011, the borrowing margin for the next three month period ending December 31, 2011 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of September 30, 2011 or December 31, 2010, or at any time during the quarter ended September 30, 2011.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended September 30, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.73% and 5.58% per annum, respectively.  The weighted-average interest rate incurred on our credit facilities during the nine month periods ended September 30, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.44% and 5.59% per annum, respectively.  Interest is payable at least quarterly.

Derivative Instruments

We use interest rate swap agreements to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

We have in place the following interest rate swaps at September 30, 2011:

Maturity	Notional Amount	Fixed Rate Paid	LIBOR Rate Received

12/31/2012	70,000,000	4.0925%	3 month
12/31/2012	30,000,000	4.0925%	3 month
3/31/2013	130,000,000	4.4975%	3 month
3/31/2013	75,000,000	1.8300%	1 month
3/31/2013	75,000,000	1.8300%	1 month
3/31/2013	50,000,000	1.8300%	1 month
9/13/2013	100,000,000	1.6500%	1 month
	530,000,000

We also have in place the following basis swaps at September 30, 2011:

Maturity	Notional Amount	Index Paid	Index Received

12/31/2012	100,000,000	3 month LIBOR minus 0.0560%	1 month LIBOR
3/31/2013	130,000,000	3 month LIBOR minus 0.0540%	1 month LIBOR
	230,000,000

In addition, we have also entered into the following floating to fixed interest rate swap agreements that will become effective on the dates indicated:

Effective Date	Maturity	Notional Amount	Fixed Rate to Be Paid	LIBOR Rate to Be Received

12/31/2012	12/31/2014	100,000,000	0.8900%	1 month
6/29/2012	6/30/2015	100,000,000	0.9925%	1 month
		200,000,000

Covenant Compliance

In general, our amended credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through September 30, 2011, and after taking into consideration dividend payments (including the $11.6 million dividend declared in August 2011 and paid on November 1, 2011), we continue to have $171.0 million in dividend availability under the credit facility covenant.

Under our amended credit agreement, if our total net leverage ratio (as such term is defined in the amended credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the amended credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of September 30, 2011, our total net leverage ratio was 4.61:1.00 and our interest coverage ratio was 3.67:1.00.

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

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of September 30, 2011, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $8.8 million over the remaining term of the leases.

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of September 30, 2011, we had approximately $1.2 million of these bonds outstanding.

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

During the first nine months of 2011, the interest rate on approximately $250.0 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.  If market interest rates changed by 1.0% from the average rates that prevailed during the first nine months of this year, interest expense would have increased or decreased by approximately $1.9 million for this nine month period.

As of September 30, 2011, the fair value of our interest rate swap agreements amounted to a net liability of $11.9 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  It claims to have sustained losses of approximately $125 million, but does not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged losses are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.  This lawsuit was previously reported in Part II, Item 1, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

On November 5, 2010, the Staff at the Public Utility Commission of Texas (“TPUC”) initiated an administrative proceeding at the TPUC (TPUC Docket No. 38872) against Consolidated Communications of Texas Company (“CCTX”), a subsidiary of the Company, with respect to the disallowance of and refunding of CCTX’s High Cost Assistance Fund (“HCAF”) payments.  In addition, on March 11, 2011, the Staff of the TPUC also initiated an administrative proceeding at the TPUC (TPUC Docket No. 39250) against Consolidated Communications of Ft. Bend Company (“CCFB”), another subsidiary of the Company, with respect to the HCAF payments received by CCFB.  The TPUC Staff claimed in each of the proceedings that certain amendments to Section 56.025 of the Texas Public Utility Regulatory Act (“PURA”), effective as of September 1, 2007, lowered the eligibility threshold for receipt of HCAF payments to companies with fewer than 31,000 access lines.  Because both CCTX and CCFB have exceeded that threshold since September 1, 2007, the proceedings sought a determination that the funding for CCTX and CCFB should be discontinued.  In addition, the TPUC Staff asked that the Company be required to refund the HCAF payments received plus interest since the amendment to PURA went into effect.  The Company believed that it was “grandfathered” under the legislation and entitled to the assistance received from the HCAF.  On June 15, 2011, the proceedings were referred to the State Office of Administrative Hearing (“SOAH”) for further processing.  On September 15, 2011, the Staff at the TPUC filed motions to dismiss in each proceeding.  On September 20, 2011, a SOAH Administrative Law Judge issued an Order granting the TPUC Staff’s motions and dismissed the proceedings from the SOAH docket.  On September 20, 2011, the TPUC also issued an Order dismissing each of the proceedings from the TPUC docket with no impact to the Company’s historical or future HCAF payments.  This proceeding was previously reported in Part II, Item 1, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), received assessment notices from the Commonwealth of Pennsylvania Department of Revenue increasing the amounts owed for Pennsylvania Gross Receipt Taxes for the tax period ending December 31, 2009.  These two assessments adjusted the subsidiaries’ combined total outstanding taxable gross receipts liability (with interest) to approximately $2.3 million.  In addition, based upon recently completed audits of CCES for 2008, 2009 and 2010, we believe the Commonwealth of Pennsylvania may issue additional assessments totaling approximately $1.7 million for Gross Receipt Taxes allegedly owed.  Our CCPA subsidiary has also been notified by the Commonwealth of Pennsylvania that they will conduct a gross receipts audit for the calendar year 2008.  An appeal challenging the 2009 CCPA assessment was filed with the Department of Revenue’s Board of Appeals on September 15, 2011, and we intend to file a similar appeal with the Board of Appeals on or before November 10, 2011 challenging the 2009 CCES assessment.  We also intend to appeal any adverse decisions from the Board of Appeals involving CCPA or CCES to the Commonwealth’s Board of Finance and Revenue.  At the Board of Finance and Revenue, we anticipate that these matters will be continued pending the outcome of present litigation in Commonwealth Court between Verizon Pennsylvania, Inc and the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results.

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

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

November 3, 2011	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2011	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)