Form 10-K
period 2011-12-31
Consolidated Communications Holdings, Inc.
filed 2012-03-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[Mark One]

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $509,792,519 based upon the closing price of the Common Stock reported for such date on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date:

Class	Outstanding as of March 1, 2012
Common Stock, $0.01 par value	29,869,510 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2012 annual meeting of stockholders are incorporated by reference into Part III.

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

Acronyms Used in this Annual Report on Form 10-K

CLEC	Competitive local exchange carrier
DSL	Digital subscriber line
EBITDA	Earnings before interest, taxes, depreciation and amortization
ETFL	East Texas Fiber Line, Inc.
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
GAAP	Generally accepted accounting principles
ICC	Illinois Commerce Commission
ICTC	Illinois Consolidated Telephone Company
ILEC	Incumbent local exchange carrier
IP	Internet protocol
IPTV	Internet protocol digital television
ISP	Internet service provider
IXC	Inter exchange carrier
LIBOR	London interbank offer rate
NECA	National Exchange Carrier Association
NOL	Net operating loss
PAPUC	Pennsylvania Public Utility Commission
PAUSF	Pennsylvania Universal Service Fund
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utilities Regulatory Act
RLEC	Rural local exchange carrier
SFAS	Statement of Financial Accounting Standards
SONET	Synchronous Optical Network
TXUCV	TXU Communications Ventures Company
UNE	Unbundled network element
UNE-P	Unbundled network element platform
VOIP	Voice over Internet Protocol

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

Bill and keep is a pricing arrangement for the interconnection of two telecommunications networks under which the reciprocal call termination charge is zero.  That is, each network agrees to terminate calls from the other network at no charge.  Typically the traffic terminating to each party is in parity or balance.

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

Rural telephone companies or rural local exchange carriers (“RLECs”) provide communications services to geographic areas that are not heavily populated.  This designation is important because rural telephone companies historically have been eligible to receive government subsidies to compensate for the disproportionate cost of providing service in low density areas.  In addition, ILECs that are statutory rural telephone companies, as defined in the Telecommunications Act of 1996, are exempt from some obligations to provide access to competitors.

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

PART I

Item 1.        Business

General

Consolidated Communications Holdings, Inc. and its subsidiaries, (“Consolidated”, the “Company”, “we”, “our” or “us”) operates its businesses under the name Consolidated Communications.  We are an established rural local exchange carrier (“RLEC”) offering a wide range of telecommunications services to residential and business customers in Illinois, Texas and Pennsylvania including: local and long-distance service; high-speed broadband Internet access (“DSL”); standard and high-definition digital television (“IPTV”); digital telephone service (“VOIP”); custom calling features; private line services; carrier access services; network capacity services over our regional fiber optic network; directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  At December 31, 2011, we had 227,992 local access lines, 110,913 DSL lines, 34,356 IPTV subscribers and an estimated 89,774 CLEC access line equivalents.

We also operate two non-core complementary businesses: telephone services to correctional facilities and business equipment sales.

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

In 2004, we acquired the rural telephone operations in Lufkin, Conroe and Katy, Texas of TXU Communications Ventures Company (“TXUCV”) from TXU Corporation, which had been operating in those markets for over 90 years.  This acquisition approximately tripled the size of the Company.

On December 31, 2007, we acquired all of the capital stock of North Pittsburgh Systems, Inc. (“North Pittsburgh”).  North Pittsburgh provides services to residential and business customers in several counties in western Pennsylvania and also operates a CLEC in the Pittsburgh metropolitan area.

On February 5, 2012, we entered into a definitive agreement to acquire all the outstanding shares of SureWest Communications (“SureWest”) for $23.00 per share in a cash and stock transaction with a total consideration valued at approximately $340.9 million, exclusive of debt, based on our February 3, 2012 closing price.  SureWest’s shareholders may elect to exchange each share of SureWest common stock for either $23 in cash or shares of Consolidated common stock having an equivalent value based on average trading prices for the 20-day period ending two days before the closing of the acquisition, subject to a collar so that there will be a maximum exchange ratio of 1.40565 shares of Consolidated common stock for each share of SureWest common stock and a minimum of 1.03896 shares of Consolidated common stock for each share of SureWest common stock. Overall elections are also subject to proration so that 50% of the SureWest shares will be exchanged for cash and 50% for stock. The results of applying the collar and proration provisions are subject to adjustment to ensure the transaction will be treated as a tax-free reorganization for federal income tax purposes.  The stock portion of the transaction will be tax free.  The definitive agreement is not subject to any financing contingency. We intend to finance the cash portion of the acquisition price with debt and cash on hand. We have obtained a commitment for the financing necessary to complete the transaction from Morgan Stanley Senior Funding, Inc.  The transaction is subject to approval by our and SureWest’s stockholders and is subject to federal and state regulatory approvals, as well as other customary closing conditions.  We and SureWest have made customary representations, warranties and covenants in the definitive agreement, including SureWest agreeing not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. The definitive agreement also contains certain termination rights for both us and SureWest, and further provides that, upon termination of the agreement under certain circumstances, SureWest may be obligated to pay us a termination fee of $14,675,000.  The transaction will be accretive to Consolidated’s free cash flow per share in the first full year following closing, excluding integration costs, and the transaction is deleveraging to Consolidated. The consideration represents a 47% premium to SureWest’s stock price as of the close on February 3, 2012.  The transaction is expected to close in the third or fourth quarter of 2012.  The agreement contains a termination date of November 5, 2012.

On a standalone basis, SureWest reported in their 2011 earnings release dated February 29, 2012, that they serve 268,400 residential and 15,700 business revenue generating units in the greater Kansas City, Kansas and Missouri and Sacramento, California regions, which contain over 327,700 residential marketable homes to SureWest.  SureWest reported revenues of $248.1 million for 2011.

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

Sources of Revenue

The following chart summarizes our sources of revenue for the last three years:

	2011		2010		2009
(in millions, except for percentages)	$	% of Revenues	$	% of Revenues	$	% of Revenues

Telephone operations:
Local calling services	86.9	23.2	91.9	24.0	97.2	23.9
Network access services	80.5	21.5	81.7	21.3	86.3	21.3
Subsidies	45.4	12.1	48.7	12.7	56.0	13.8
Long-distance services	15.9	4.2	18.0	4.7	20.4	5.0
Data, Internet and video services	80.3	21.5	75.2	19.6	68.1	16.8
Other services	33.6	9.0	34.1	8.9	36.6	9.0
Total telephone operations	342.6	91.5	349.6	91.2	364.6	89.8
Other operations	31.7	8.5	33.8	8.8	41.6	10.2
Total operating revenue	374.3	100.0	383.4	100.0	406.2	100.0

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

	December 31,
	2011	2010	2009

Residential access lines in service	137,179	140,660	146,766
Business access lines in service	90,813	96,481	100,469
Total local access lines in service	227,992	237,141	247,235

VOIP telephone subscribers	9,199	8,640	8,665
IPTV subscribers	34,356	29,236	23,127
ILEC DSL subscribers	110,913	106,387	100,122
Total broadband connections	154,468	144,263	131,914

CLEC access line equivalents (1)	89,774	81,090	72,681

Total connections	472,234	462,494	451,830

Long-distance lines (2)	177,610	172,856	165,714

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

Our Telephone Operations segment generated approximately $130.0 million and $115.4 million of cash flows from operating activities for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, our Telephone Operations had total assets of approximately $1.2 billion.

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

We offer private lines that provide direct connections between two or more local locations—primarily to business customers—at flat monthly rates.  In all of our markets, we offer small- and medium-sized businesses a hosted VOIP package, which utilizes a soft switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system.  The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system, such as allowing the customer to receive and listen to voice messages through email.  We offer similar products to our residential customers in Texas, Pennsylvania and Illinois.

Network access services

A significant portion of our revenue comes from network access charges paid by long-distance and other carriers for originating or terminating calls within our service areas.  These services allow customers to make or receive calls in our service area.  Our long-distance customers typically pay a monthly fee for this service.  In addition, other carriers pay network access charges for originating or terminating calls within our service areas.  These charges, which are regulated, also apply to private lines that connect a customer in one of our service areas to a location outside of our service areas.  Network access charges include subscriber line charges (a fee for being connected to the telephone network), local number portability fees (whereby consumers can keep their telephone number when changing carriers) and universal services surcharges, as well as the costs of originating and terminating calls from/to our local exchanges.  The amount of network access revenues we receive is based on rates set or approved by federal and state regulatory commissions or as directed by law that are subject to change at any time.

We capture the details of long-distance and switched access calls through our carrier access billing system and bill the applicable carriers on a monthly basis.  The network access rates for intrastate long-distance calls and private lines within Texas and Pennsylvania are regulated and approved by the Public Utility Commission of Texas (“PUCT”) and the Pennsylvania Public Utility Commission (“PAPUC”), respectively.  Access rates for interstate long-distance calls and private lines are regulated and approved by the Federal Communications Commission (“FCC”).  Illinois passed a statute in 2010 requiring intrastate access rates in Illinois to be no higher than interstate access rates.  There is no effective regulation of the intrastate access rates by the Illinois Commerce Commission (“ICC”).  See “Regulatory Environment—Federal Regulation” and “Regulatory Environment—Access Charges”.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies come from pools to which we and other telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to rural carriers monthly based upon their respective costs for providing local service.  Like access charges, subsidies are regulated by federal and state regulatory commissions.  In Illinois, we receive federal but not state subsidies.  In Texas and Pennsylvania, we receive both federal and state subsidies.  See “—Regulatory Environment” and Part I — Item 1A—“Risk Factors—Regulatory Risks”.

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

Although we expect our revenues from data, Internet and video services to grow substantially, these products typically generate lower margins than our traditional wireline business (primarily due to a lack of subsidies for this revenue stream).  As a result, as we replace traditional wireline revenue with revenue from data, Internet and video services, our margins may decline.  See Part II — Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Factors that May Affect Future Operating Results”.

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

•                  Business Systems sells and supports telecommunications equipment, such as key, private branch exchange (PBX) and IP-based telephone systems, to business customers in Texas and Illinois.  We are an Avaya and ShoreTel distributor.

Our Other Operations segment generated approximately $0.2 million of cash flows for operating activities for the year ended December 31, 2011 and used approximately $0.4 million in cash flow from operations for the year ended December 31, 2010.  As of December 31, 2011, Other Operations had total assets of approximately $6.4 million.

See Part I — Item 1A—“Risk Factors—Risks Relating To Our Business—The State of Illinois is a significant customer, and our contracts with the state are favorable to the government.”

Wireless partnerships

Wireless partnership investment income is included as a component of other income.  Our wireless partnership investment consisted of five cellular partnerships: GTE Mobilnet of South Texas, GTE Mobilnet of Texas RSA #17, Pittsburgh SMSA, Pennsylvania RSA 6(I) and Pennsylvania RSA 6(II).

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  Because we have a minor ownership interest and cannot influence operations, we account for this investment using the cost basis.  Income is recognized only upon cash distributions of our proportionate earnings in the partnership.  We recognized income on cash distributions of $3.7 million from this partnership for the year ended December 31, 2011, and $5.3 million for the year ended December 31, 2010.

We own 17.02% of GTE Mobilnet of Texas RSA #17, which serves areas in and around Conroe, Texas.  Because we have some influence over the operating and financial policies of this partnership, we account for the investment under the equity method, recognizing income on our proportionate share of earnings.  Cash distributions are recorded as a reduction in our investment.  For the years ended December 31, 2011 and 2010, we recognized income from this partnership of $6.3 million and $4.9 million, respectively and received cash distributions of $6.1 million and $4.8 million, respectively.

San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both GTE Mobilnet of South Texas and GTE Mobilnet of Texas RSA #17.

We own 3.6% of Pittsburgh SMSA, 16.6725% of Pennsylvania RSA 6(I) and 23.67% of Pennsylvania RSA 6(II) wireless partnerships, all of which are majority owned and operated by Verizon Wireless.  These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania ILEC and CLEC operations.  Because of our limited influence over Pittsburgh SMSA, we account for the investment using the cost basis.  For the years ended December 31, 2011 and 2010, we recognized income on cash distributions from Pittsburgh SMSA of $7.4 million and $6.5 million, respectively.  The Pennsylvania RSA 6(I) and RSA 6(II) partnerships are accounted for under the equity method.  For the years ended December 31, 2011 and 2010, we recognized income of $9.7 million and $10.7 million, respectively, and received cash distributions of $11.0 million and $10.9 million, respectively, from these partnerships.

Customers and Markets

Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas.  We cover an area of 2,681 square miles, primarily in five central Illinois counties: Coles, Christian, Montgomery, Effingham and Shelby.  We provide basic telephone services in this territory with 59,121 local access lines (averaging 22.1 lines per square mile) as of December 31, 2011.  Approximately 59.3% of our Illinois local access lines serve residential customers, with the remainder serving business customers.  Our Illinois business customers are predominantly small retail, commercial, light manufacturing and service industry accounts, as well as universities and hospitals.

Our 21 exchanges in Texas serve three principal geographic markets—Lufkin, Conroe and Katy—in a 2,054 square mile area.  We provide basic telephone services in this territory with 119,889 local access lines (averaging 58.4 lines per square mile) as of December 31, 2011.  Approximately 65.4% of our Texas local access lines serve residential customers, with the remainder serving business customers.  Our Texas business customers are predominately manufacturing and retail industries; our largest business customers are hospitals, local governments and school districts.

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

The Katy market is located in parts of Fort Bend, Harris, Waller and Brazoria Counties and is centered approximately 30 miles west of downtown Houston along the busy and expanding I-10 corridor.  Most of the Katy market is considered part of metropolitan Houston, with major industries including administrative, education, healthcare, management, professional, retail, and scientific and waste management services.

The Pennsylvania ILEC territory consists of nine exchanges and covers 285 square miles, serving portions of Allegheny, Armstrong, Butler and Westmorland Counties in western Pennsylvania.  The southernmost point of the ILEC territory is 12 miles north of the city of Pittsburgh.  We provide basic telephone services in this territory, with 48,982 local access lines (averaging 171.9 lines per square mile) as of December 31, 2011.  Approximately 48.4% of our Pennsylvania local access lines in this territory serve residential customers and the remainder service business customers.  The CLEC operations expand south to serve the city of Pittsburgh and north to serve the city of Butler.  The CLEC primarily targets small to mid-sized businesses, educational institutions, and healthcare facilities.

Sales and Marketing

Telephone Operations

The key components of our overall marketing strategy in the Telephone Operations segment include:

•                  Organizing our sales and marketing activities around our consumer, enterprise, and carrier customers;

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

•                  Developing and delivering new services to meet evolving customer needs and market demands; and

•                  Leveraging our history and involvement with local communities and expanding “Consolidated Communications” and “Consolidated” brand recognition across all market areas.

Our sales strategy is focused on increasing our penetration of broadband services (especially DSL and IPTV) in our service areas.  We are also focused on cross-selling our services, developing additional services to maximize revenues and increase revenues per user, and increasing customer loyalty through superior service, local presence and compelling product offerings.

Our Telephone Operations segment currently has three sales channels: call centers, communication centers and commissioned sales people.  Our customer service call centers serve as the primary sales channels for consumer and small business enterprise customers.  We also have a group of commissioned sales people, called our “Feet on the Street” team, who focus on the consumer business.  This team canvasses our territories offering residential customers our full suite of products, leading with our triple-play bundled offering of voice, DSL, and IPTV services.  In addition to being a strong sales point of contact, this sales effort also helps us to identify and address customer service issues, if any, on a proactive, face-to-face basis.  This team of individuals can be scaled up or down to match our business needs, including, for example, if we launch a new product.

In both the ILEC and CLEC markets, we have sales teams led by a manager who has geographic market responsibility.  Sales representatives/account managers support the existing base of larger business enterprises and new prospects.  Individual sales representatives are responsible for the entire telecom product set and customize proposals to meet the customer needs (access lines, long-distance, Metro-Ethernet circuits, data connectivity, hosted VOIP and business systems).  In most cases individual sales representatives are also charged with retaining and growing the telecom services within their account base.

Our customers can also visit one of our seven communications centers to address various communications needs, including paying bills or exploring and purchasing new services.  We believe that customer availability to communication centers has helped decrease late payments and bad debt, and reinforces our local presence.

Our Telephone Operations sales efforts are supported by direct mail, bill inserts, newspaper advertising, public relations activities, sponsorship of community events and website promotions.

Our Carrier Services sales effort is led by a dedicated team and addresses the growing wireless backhaul business, as well as, dedicated and switched access services and large institutional and governmental opportunities within and near our geographic markets. The Carrier Services team also focuses on the legacy competitive industry participants such as IXCs, CAPs, LECs and CLECs. The Carrier Services sales effort is supported by sales engineers and provisioning resources which leverage the common infrastructure which supports the rest of the Company. Our carrier networks include our local exchange carrier and regional long haul fiber-based ringed networks in Texas, Illinois and Pennsylvania with Texas having a transport business unit to support our large regional fiber network.

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

A single engineering team is responsible for the overall architecture and inter-operability of the various elements within our network in support of our consumer, enterprise and carrier groups.  Our network operations center (“NOC”) in Mattoon, Illinois monitors the performance of our enterprise-wide communications network around the clock and deals with customer-specific issues.  We believe our NOC allows us to maintain superior network performance standards using common network systems and platforms, allowing us to quickly and efficiently provide weekend and after-hours coverage in all of our markets while allocating personnel to manage fluctuations in our workload volumes in a more efficient manner.

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

We have developed a high-quality 100% digital switching network, comprising 65 central offices and 487 CSAs.  The CSA architecture has enabled us to provide DSL service, with speeds up to 6 mbps, to over 96% of our DSL lines.  In addition, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our ILEC service areas.

As a result of our advanced network, we introduced IPTV service in selected Illinois markets in 2005, Texas markets in 2006 and Pennsylvania markets in 2008.  We leverage our high definition head-end equipment in Illinois and distribute content across our three state backbone network allowing the Company to better manage costs of future channel additions and upgrades.  As of December 31, 2011, IPTV was available to approximately 212,000 homes in our markets.  Our IPTV subscriber base continues to grow and now totals 34,356 subscribers as of December 31, 2011.  We do not anticipate having to make any material capital upgrades to our network infrastructure in connection with the continued growth of our IPTV product except for providing set-top boxes to future subscribers and adding head-end equipment and capacity as we further increase our high-definition channel offerings.

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

In Pennsylvania, we operate a CLEC with an extensive network consisting of over 575 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area.  The CLEC has placed equipment in 27 Verizon central offices and one CenturyLink central office, and serves its customers using UNE loops, VOIP and Metro Ethernet circuits (both copper and fiber-based).  In the Pittsburgh market, the CLEC operates a carrier hotel that serves as the hub for its fiber-optic network.  We offer space in this carrier hotel to ISPs, long-distance carriers, other CLECs, and other customers who need a carrier-class location to house voice and data equipment and access to a number of networks, including ours.

Employees

At December 31, 2011, we had 940 full-time and 23 part-time employees.  Approximately 50% of our employees are covered by collective bargaining agreements as shown in the table below:

Location	# of Employees Covered	Union (1)	Contract Expiration Date

Illinois	198	IBEW	11/14/2012
Lufkin/Conroe, Texas	182	CWA	10/15/2013
Pennsylvania (ILEC)	51	CWA	09/30/2011 (2)
Katy, Texas	38	CWA	02/28/2014
Pennsylvania (CLEC)	10	CWA	02/29/2012
Totals	479

(1)   IBEW — International Brotherhood of Electrical Workers

CWA — Communication Workers of America

(2)   The Company and the CWA are currently in negotiations on a new collective bargaining agreement.  Since the contract has expired the employees have continued to work without a bargaining agreement.

As a whole, we believe our relations with our employees are good; however, we have been in contract negotiations with our Pennsylvania (ILEC) CWA since September 2011 and since the contract has expired the employees have continued to work without a bargaining agreement.  Any protracted labor disputes or labor disruptions by any of our employees could have a negative effect on our financial results.

During 2010, we reduced the number of employees by 66 full-time and 48 part-time positions as a result of the sale of our CMR and Operator Services businesses.

See Part I — Item 1A—“Risk Factors—Risks Relating To Our Business—We have employees who are covered by collective bargaining agreements and could be adversely affected by labor disputes”.

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

Our IP backbone network provides a high-quality, flexible platform that allows us to deliver broadband applications to our customers at competitive prices.  Approximately 95% of our total local access lines were DSL-capable as of December 31, 2011, and approximately 96% of these DSL-capable lines are capable of speeds of 6 mbps or greater.  Metro-Ethernet, VOIP services, and other additional IP services leverage the extensive MPLS (Multi-Protocol Label Switching) core network, making it more efficient and scalable.  Our existing network can support increased IPTV subscribers with limited additional network preparation thereby driving additional revenue growth.

Attractive markets

The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories.

Our Lufkin, Texas and central Illinois markets have experienced only nominal population growth over the past decade.  As of December 31, 2011, 92,154, or 40.4%, of our local access lines were located in these markets.  These low growth, low customer density markets, along with the predominantly rural residential character of these areas, have limited the number of, and product offerings, from potential competitors in these areas.

Our Conroe and Katy, Texas markets are suburbs of the Houston metropolitan area.  As of December 31, 2011, 86,856, or 38.1%, of our local access lines were located in these markets.  Conroe and Katy have experienced above-average population and business employment growth over the past decade as compared to the remainder of Texas and the United States as a whole.

Our Pennsylvania ILEC operates in a territory that has experienced population growth as the suburban communities in its territory have been expanding (the southernmost point of this territory is only 12 miles from Pittsburgh).  For similar reasons, the ILEC has benefited from growth in business activity and favorable market demographics.  As of December 31, 2011, 48,982, or 21.5%, of our local access lines are located in our Pennsylvania ILEC territory.

Our Pennsylvania CLEC assets provide telecommunications and broadband services south of our ILEC territory to customers in the metropolitan Pittsburgh area, and to the north of the ILECs territory in the City of Butler and surrounding areas.

Broad product offerings and bundling of services

We are able to leverage our long-standing relationship with our customers by offering them a broad suite of telecommunications and information services that enables us to pursue increased revenue per access line by selling additional services through a bundling strategy, which includes our triple play offering of voice, DSL and IPTV services.  Our consumer and enterprise customers have access to a broad array of competitively priced advanced television programming, data and voice service choices with a single point of contact.  In addition to providing local and long-distance telephone service, customers can choose multiple speeds of DSL service and IPTV programming with over 230 all-digital channels, 60 high-definition (“HD”) offerings, video on demand programming and digital video recorder (“DVR”) services.  We also offer custom calling services, carrier access services, VOIP service to residential and business customers and directory publishing.

By bundling our service offerings, we are able to offer and sell a more complete package of services, which we believe simultaneously increases our average revenue per user (“ARPU”) and adds value for the consumer.  We also believe that bundling leads to increased customer loyalty and retention.  As of December 31, 2011, we had 48,417 customers who subscribed to service bundles that included local service and a selection of other services including custom calling features, DSL and IPTV.

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

We provide IPTV service in all of the markets we serve.  We offer HD programming, video on demand and DVR service in all markets, which further increases our ARPU.  As of December 31, 2011, over 98% of our video customers have subscribed to our double or triple play offerings.  At December 31, 2011, we had 34,356 video subscribers and the capability of offering the service to over 212,000 households in our service territories.

Improve operating efficiency

Over the years, we have made significant operational improvements in our business which has resulted in significant cost savings and reductions in headcount.  As an example, in 2011 we used the departure of one of our senior executives as the occasion to conduct a company-wide reorganization that extracted significant cost savings and created a dedicated carrier sales team.  As a result, we achieved annual cost savings of $2.3 million.  We started to recognize these benefits in the second quarter.  We have also centralized most of the business and back office operations from our acquisitions into one functional organization with common work groups, processes and systems thereby removing redundant costs.  All of our ILEC businesses use a common billing system platform.  We have consolidated most of our principal accounting functions to our Mattoon, Illinois corporate office.  We also have consolidated all network operations into a single NOC.  We have reduced the number of customer care centers from six to two.  We now operate one residential customer care center in Texas and one business customer care center in Illinois.  Because of these efficiencies, we are better able to deliver a consistent customer experience, service our customers in a more cost-effective manner and lower our cost structure.  We have identified and continue to look for additional projects which will allow us to reduce our cost structure while launching new products and improving the customer experience.

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

We believe all of the above criteria were met in connection with our agreement to acquire SureWest Communications announced on February 6, 2012.  See Part I - Item 1- “Business — General”.  We will initially be focused on integrating SureWest into our existing operations and continuing to deliver solid results and returns for shareholders. However, in the longer term, we believe that this transaction gives us additional scale and better positions us financially, strategically and competitively to pursue additional acquisitions.

Competition

Competition for telecommunications and information services is intense.  Technological advances have expanded the types and uses of services and products available.  In addition, the lack of or a reduced level of regulation applicable to comparable alternatives (e.g., cable, wireless and VOIP providers) has lowered costs for these alternative communications providers.  As a result, we face heightened competition as well as some new opportunities in significant portions of our business.  We expect competition to remain a significant factor affecting our operating results in 2012 and beyond.  See Part I - Item 1A — “Risk Factors — Risks Relating to Our Business — The Telecommunications Industry is Constantly Changing and Competition is Intense”.

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

Industry participants are increasingly embracing VOIP service, which essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the telephone system.  While current VOIP applications typically complete calls using ILEC infrastructure and networks, as VOIP services become more widespread and technology advances, more calls may be placed without using the telephone system.  On March 10, 2004, the FCC issued a Notice of Proposed Rulemaking with respect to IP-enabled services.  Among other things, the FCC is considering whether VOIP services are regulated telecommunications services or unregulated information services.  As of December 31, 2011, this proceeding is still active; however the FCC has yet to issue a decision.  We cannot predict the outcome of the FCC’s rulemaking or how it will affect the revenues of our rural telephone companies.  The proliferation of VOIP, particularly to the extent such communications do not utilize our networks, may reduce our customer base and cause us to lose access fees and other funding.

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

Regulatory Environment

The following summary does not describe all existing and proposed legislation and regulations affecting the telecommunications industry.  Regulation can change rapidly, and ongoing proceedings and hearings could alter the manner in which the telecommunications industry operates.  We cannot predict the outcome of any of these developments, nor their potential impact on us. See Part I —Item 1A—“Risk Factors—Regulatory Risks”.

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

Access charges

On November 18, 2011 the FCC released its comprehensive order on intercarrier compensation and universal service reform.  See Part I - Item 1- “Business — Regulatory Environment — FCC Access Charge and Universal Service Reform Order”.

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

Intrastate network access charges are regulated by state commissions.  Network access charges in our Illinois market currently mirror interstate charges for everything but local switching. Illinois law requires that our intrastate access charges may not exceed our interstate access charges established by the ICC.  Interstate and intrastate network access charges in our Pennsylvania market also are very similar.  In contrast, as required by Texas regulators, our Texas rural telephone companies impose significantly higher network access charges for intrastate calls than for interstate calls.

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

The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILECs have rural exemptions.  Our Pennsylvania CLEC operations were not significantly affected by the 2005 changes to the UNE rules because they use their own switching for business customers that are served by high capacity loops.  In July 2011, our Pennsylvania CLEC renewed, for a three-year term, a commercial agreement with Verizon that sets the terms of the pricing and provisioning of lines previously served utilizing UNE-P, including Verizon switching service.  Less than 5% of our Pennsylvania CLEC access lines are provisioned utilizing this commercial arrangement.  Although the costs for this arrangement will increase over time pursuant to the terms of the agreement, our relatively low use of Verizon’s switching and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure.  The CLEC has experienced moderate increases in the overall cost to provision high-

capacity loops, interoffice transport facilities and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.

In 2006, Verizon filed a petition requesting that the FCC refrain from applying a number of regulations to the Verizon operations in six major metropolitan markets, including the Pittsburgh market area.  Among other things, Verizon urged the FCC to forbear from applying loop and transport unbundling regulations, claiming there was sufficient competition in the Pittsburgh market to mitigate the need for these rules.  The FCC denied Verizon’s petition in December 2007, but a federal court of appeals remanded this decision to the FCC for further analysis in 2009.  If the FCC grants this remanded petition or any similar forbearance petitions in markets in which our CLEC operates, our cost to obtain access to loop and transport facilities would increase substantially for the 5%, or less, of the lines provisioned under the commercial agreement discussed above.

Promotion of universal service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  In 2011, we received $45.4 million in aggregate payments from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund and the Texas Universal Service Fund.  In 2010, we received $48.7 million from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund and the Texas Universal Service Fund.

Federal Universal Service Fund subsidies are paid only to carriers that are designated eligible telecommunications carriers, or ETCs, by a state commission.  Each of our rural telephone companies have been designated an ETC.  However, under FCC rules prior to 2008, competitors could obtain the same level of Federal Universal Service Fund subsidies as we do, per line served, if the applicable state regulator determined that granting such Federal Universal Service Fund subsidies to competitors would be in the public interest and the competitors offered and advertised certain services as required by the Telecommunications Act and the FCC.  The ICC has granted several petitions for ETC designations, but to date no other ETCs are operating in our Illinois service area.  We are not aware that any carriers have filed petitions to be designated an ETC in our Pennsylvania or Texas service areas.  In May 2008, the FCC adopted an interim cap on payments to ETCs that are not incumbent telephone companies, based on the payments received by such companies in March 2008, which reduces (but does not eliminate) the incentive for ETCs to seek to compete against our rural telephone companies.

FCC Access Charge and Universal Service Reform Order

On November 18, 2011 the FCC released its comprehensive order on Access Charge and Universal Service Reform.  The access charge portion of the order systematically reduces minute of use based interstate access, intrastate access and reciprocal compensation rates over a six to nine year period to an end state of Bill and Keep, in which each carrier recovers the costs of its network through charges to its own subscribers, not through intercarrier compensation.  The reductions apply to terminating access rates and usage, while originating access will be addressed by the FCC in a later proceeding.  To help with the transition to Bill and Keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (ARM) which is funded from the Connect America Fund, and the second is an Access Recovery Charge (ARC) which is recovered from the end users.  The universal service portion of the order shifts the national policy goal from voice service to broadband and is now called the Connect America Fund (CAF).  In order to receive CAF funding, carriers must agree to provide broadband capability to 100% of their customer base at a minimum speed of 4 Mbps downstream and 1Mbps upstream.  The current high cost funding program is frozen at 2011 levels and will be eliminated upon development and implementation of a CAF census block model.

The order has already been appealed by state commissions and carriers including Consolidated.  We filed our petition for review on January 18, 2012 and raised issues with the order pertaining to access rates, universal service and transition provisions.  In addition, several other carriers and associations have filed petitions for reconsideration at the FCC.  The timeframe and results of these appeals and petitions for reconsideration are not known at this time.

In the FCC order, holding companies with price cap study areas and rate of return study areas are mandated to move all their interstate rate of return study areas to price cap for universal service purposes only.  The intercarrier compensation rules will keep rate of return study areas under the rate of return ICC transitions plan and the price cap study areas under the price cap ICC transition.

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

The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and can require our Illinois rural telephone company to take actions to ensure that it meets its statutory obligation to provide reliable local exchange service.  For example, as part of its approval of the reorganization we implemented in connection with our 2005 initial public offering, the ICC imposed various conditions, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if ICTC fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics, and (2) the requirement that ICTC have access to $5.0 million or its currently approved capital expenditure budget (whichever is higher) for each calendar year through a combination of available cash and credit facilities.  During 2011, we satisfied each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.

The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on a number of occasions since 1985.  In 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ICC to replace the existing system of individual town franchises.  This legislation also imposed substantial state-

mandated consumer service and consumer protection requirements on providers of cable and video services.  The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the new law.  Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future.  In 2010, the Illinois General Assembly passed Public Act 96-0927, which updates the telecommunications statute, allowing ILECs, beginning January 1, 2011, to elect deregulation of local services.  To date, ICTC has not made an election to deregulate its local services.  Under this option, an ILECs rates for local services would become “competitive” and no longer subject to rate of return regulation, and certain other service quality obligations would be reduced.  The electing ILECs would have obligations to make certain basic local exchange service packages available to customers.  Public Act 96-0927 also specified that local exchange carriers may not charge intrastate access rates at levels higher than their interstate access rates.  The Governor of Illinois signed the bill into law on June 15, 2010.  The Illinois telecommunications statute is scheduled to sunset in 2013.  In the past, such sunset dates in telecommunication legislation have led to further amendments to reflect changing industry technological and competitive conditions.

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

In 2011, the Texas legislature passed Senate Bill 985 which requires the PUCT to review the large and small company Texas Universal Service Funds in 2012 and report back to the legislature by January 2013.  The PUCT began the large company fund proceeding in January 2012 and has announced that it will begin the small company fund proceeding in March 2012.  We expect that the impact of these proceedings, if any, would occur in 2013.

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

In 2011, the PAPUC issued an intrastate access reform order reducing intrastate access rates to interstate levels over a three step process beginning in March 2012.  With the release of the FCC order in October, 2011 the PAPUC has temporarily issued a stay and will address in the first quarter of 2012 whether it will permanently stay the order, modify the implementation to coincide with the FCC order or implement as originally ordered.  The PAPUC will address state universal funding in 2012 pending the implementation of its access reform order.

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

National Broadband Plan

On April 8, 2009, the FCC began the process of developing a national broadband plan that will seek to ensure that every American has access to broadband capability.  ARRA requires the plan to address four major areas of broadband deployment and use: (1) broadband access to all Americans effectively and efficiently, (2) affordability and utilization, (3) status of deployment and (4) broadband advancement on civic and public services.  The plan, which was released on March 16, 2010, proposed changes to a number of FCC policies and regulations in an effort to promote these goals.  The FCC issued the first of many notices of proposed rulemakings on the plan on February 8, 2011, addressing universal service, intercarrier compensation, VOIP calling and phantom traffic.  On November 18, 2011 the FCC released its comprehensive order on intercarrier compensation and universal service reform.  See Part I - Item 1- “Business — Regulatory Environment — FCC Access Charge and Universal Service Reform Order”.

Item 1A.  Risk Factors

Our business is subject to certain risk factors that could have a material adverse effect our business, financial condition or results of operations in future periods.  The risks described below are not the only risks our Company faces.  Additional risks not presently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, or results of operations in future periods.

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

•                  Changes in the factors, assumptions, and other considerations made by our Board of Directors in reviewing and adopting the dividend policy, as described under “Dividend Policy and Restrictions” in Part II - Item 5 of this Annual Report;

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

While our estimated cash available to pay dividends for the year ended December 31, 2011 was sufficient to pay dividends in accordance with our dividend policy, if our future estimated cash available were to fall below our expectations, or if our assumptions as to estimated cash needs prove incorrect, we may need to:

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

Based on the results of operations from October 1, 2005, through December 31, 2011, we would have been able to pay a dividend of $183.4 million under the restricted payment covenants in our credit agreement.  After giving effect to the dividend of $11.6 million, which was declared in November 2011 and paid in February 2012, we could pay a dividend of $171.8 million under the credit facility.

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

Our estimated tax payments related to our federal income tax liability will likely increase in 2012 and remain higher in the future as we have utilized the majority of our federal net operating losses and may not be allowed bonus depreciation in future years, which may reduce the amount of cash available to pay dividends.

Under the Internal Revenue Code (“IRC”), a corporation that incurs losses in excess of taxable income (known as a “net operating loss,” or “NOL”) generally may carry the loss back or forward and use it to offset taxable income in a different period.  We have utilized the majority of our federal net operating losses (net of valuation allowances) and the $2.7 million balance that we have remaining is restricted by IRC to a utilization of $0.2 million a year through 2024.  Since the majority of our NOLs have been used or have expired, we will be required to pay additional cash income taxes.  Also, tax laws effect the cash payments for income taxes.  The Internal Revenue Service has elected to allow accelerated or bonus depreciation of 100% in 2010 and 2011 and 50% bonus depreciation in 2012.  With the reduction of bonus depreciation in 2012 and elimination of any bonus depreciation in future years we will be required to pay additional cash income taxes.  The increase in our cash income tax liability may reduce the amount of cash available to pay dividends and could require us to reduce the amount of dividends we pay in the future.

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

As of December 31, 2011, we had $880.0 million of long-term debt and $4.7 million of capital leases outstanding along with $47.8 million of stockholders’ equity.  This amount of leverage could have important consequences, including:

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

We currently expect our cash interest expense to be approximately $44.0 million to $46.0 million in 2012.  We cannot guarantee that we will generate sufficient revenues to service our debt and have adequate funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets, or pay dividends to our stockholders.

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

As of December 31, 2011, our credit agreement would have permitted us to incur approximately $133.2 million of additional debt.  However, additional debt would exacerbate the risks described above.

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

In 2011 we amended and extended $409.1 million or 46.5% of our credit facility.  The new amended and extended balance of the credit facility matures in 2017.  The remaining $470.9 million or 53.5% of the original credit facility matures in 2014.  We do not expect earnings to be sufficient by 2014 to allow repayment of the maturing facility, and we may not be able to refinance those loans.  Alternatively, any renewal or refinancing may occur on less favorable terms.  If we are unable to refinance or renew our credit facilities, our failure to repay all amounts due on the maturity dates would cause a default under the credit agreement.  If we refinance our credit facilities on terms that are less favorable to us than the terms of our existing debt, our interest expense may increase significantly, which could impair our ability to use our funds for other purposes, such as to pay dividends.

Effective February 17, 2012 in connection with the acquisition financing for the SureWest transaction, we amended our credit facility.  The amendment provides us with the ability to escrow proceeds from a high-yield note offering prior to closing the acquisition and, until closing, excludes the debt from current leverage calculations.  The amendment also permits us additional flexibility for future high yield notes issuances with the same subsidiary guarantees as the current credit facility.  All other terms, coverage, and leverage ratios were unchanged.  See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”.

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

In 2011, 2010 and 2009, 73.1%, 63.0% and 45.4%, respectively, of our Other Operations revenues were derived from our relationships with various agencies of the State of Illinois—principally the Department of Corrections through our Prison Services business (the sharp increase in the percentage of revenue generated from our relationship with the State of Illinois for our Other Operation segment in 2010 and 2011 is the result of the loss of other revenue previously included in this operating segment due to the sale of our CMR and Operator Services business units in 2010).

Our relationship with the Illinois Department of Corrections accounted for 90.7%, 91.8% and 91.2% of our Prison Services revenues during 2011, 2010 and 2009, respectively.  Our relationship (initially through our predecessor) with the Illinois Department of Corrections has continued uninterrupted since 1990, despite changes in government administrations.  Nevertheless, obtaining contracts from government agencies is challenging, and government contracts often include provisions that are favorable to the government in ways that are not standard in private commercial transactions. Specifically, each of our contracts with the State of Illinois:

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

At December 31, 2011, approximately 50% of our employees were covered by collective bargaining agreements.  These employees are hourly workers located in all of our service territories and are represented by various unions and locals.  Our collective bargaining agreement with CWA for our Pennsylvania ILEC expired on September 30, 2011.  Employees continue to work without a contract and we remain in negotiations with the CWA on a new collective bargaining agreement.  All the other existing collective bargaining agreements expire between 2012 through 2014.  While we believe our relations with the unions representing these employees are good, any protracted labor disputes or labor disruptions by any of our employees could have a significant negative effect on our financial results and operations.

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

Risks Relating to Our Agreement to Acquire SureWest

The integration of the Company and SureWest following the merger may present significant challenges.

We may face significant challenges in combining SureWest’s operations into our operations in a timely and efficient manner and in retaining key SureWest personnel. The failure to integrate successfully the Company and SureWest and to manage successfully the challenges presented by the integration process may result in our not achieving the anticipated benefits of the merger, including operational and financial synergies.

We will have a substantial additional amount of debt outstanding after completing the merger, and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and have other consequences.

We have a significant amount of debt outstanding, and the amount will be higher after consummation of the merger. The amount of our indebtedness could have important consequences, including those identified in this Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Risks Relating to Our Indebtedness and Our Capital Structure”.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger.

Completion of the merger is conditioned upon SureWest’s shareholders approving, at a special meeting, the merger and our stockholders approving, at the annual meeting, the issuance of the common stock to SureWest shareholders in the merger.  If the shareholders of SureWest or the stockholders of Consolidated do not approve these matters at their respective meetings to be held after the joint proxy statement/prospectus related to the merger is effective, the merger will not be consummated.

Completion of the merger is also conditioned upon the receipt of certain governmental consents and approvals, including approval by the Federal Communications Commission and the California Public Utilities Commission. These consents and approvals may impose conditions on us or SureWest. Such conditions may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the Agreement and Plan of Merger.

Whether or not the merger is completed, we will incur transaction, integration and restructuring costs in connection with the proposed merger.

We have incurred and will continue to incur significant costs in connection with the proposed merger, including fees of our attorneys, accountants and financial advisors. If the merger is consummated, we and SureWest expect to incur additional costs associated with transaction fees and other costs related to the merger. We will incur integration and restructuring costs following the completion of the merger as we integrate the businesses of SureWest with those of the Company. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term.

Whether or not the merger is completed, the pendency of the transaction could cause disruptions in our business, which could have an adverse effect on our business and financial results.

These disruptions could include the following:

•                  Current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect SureWest’s and our ability to retain or attract key managers and other employees.

•                  Current and prospective customers of SureWest or the Company may experience variations in levels of services as the companies prepare for integration and may, as a result, choose to discontinue their service with either company or choose another provider.

•                  The attention of management of each of SureWest and the Company may be diverted from the operation of the businesses toward the completion of the merger.

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

The FCC order released November 18, 2011 addresses comprehensive reform of all access charges, state and interstate, as well as a complete overhaul of the universal service high cost program.  The full impact of the comprehensive order is not known at this time, and the FCC through various regulatory processes could have material changes to its initial order.  In addition, there are several companies, state commissions and associations that have filed an appeal of the order, including Consolidated.  It is unclear at this time what impact, if an, there would be from any of these processes.

Our Pennsylvania rural telephone company is an average schedule rate of return company, which means its interstate access revenues are based upon a statistical formula developed by NECA and approved by the FCC, rather than upon its actual costs.  The formulas are reviewed by NECA and the FCC annually and there could be changes to the formulas in the future, which could have an impact on our revenues.  Illinois law now prohibits our Illinois ILEC from charging intrastate access rates higher than its interstate access rates, regardless of our costs.

Legislative or regulatory changes could reduce or eliminate the government subsidies we receive.

The federal and state systems of subsidies, which constitute a significant portion of our revenues, may be modified.  On November 18, 2011 the FCC released its comprehensive order on intercarrier compensation and universal service reform.  See Part I - Item 1- “Business — Regulatory Environment — FCC Access Charge and Universal Service Reform Order.”  The PUCT has initiated proceedings to review the state high cost funds for large and small carriers.  The proceedings will take a comprehensive review of high cost funds and provide recommended changes to the legislature.

During the last three years, the FCC has modified the Federal Universal Service Fund system to change the sources of support and the method for determining the level of support that will be distributed.  The FCC is considering proposals for additional changes to the Federal Universal Service Fund.  These issues may become the subject of legislative amendments to the Telecommunications Act.  In addition, the Pennsylvania PUC has a proceeding to review its state universal service fund program.  As part of the proceeding, the PAPUC could attempt to override the current Pennsylvania statute 183 which provides for revenue offsets for any reduction to intrastate access.

If our rural telephone companies do not continue to receive federal and state subsidies, or if these subsidies are reduced, these subsidiaries likely will have lower revenues and may not be able to operate as profitably as they have in the past.

Proposed access and universal service reforms could have an adverse impact on our revenues.

When the FCC issued its National Broadband Plan on March 16, 2010, it included proposals for comprehensive reform in the areas of access and universal service regimes, the treatment of VOIP traffic, broadband services and net neutrality, all of which could have an adverse impact on our revenues.  The FCC issued an order on net neutrality on December 23, 2010 implementing three core principles: 1) Transparency - all broadband Internet providers must disclose network management practices, performance characteristics and commercial terms of service; 2) No Blocking - fixed broadband providers may not block lawful content, applications or services or the attachment of non-harmful devices; and 3) Nondiscrimination - fixed broadband providers may not engage in unreasonable discrimination in transmitting lawful network traffic.  Verizon filed a lawsuit on January 20, 2011 to reverse the FCC decision.  The court has not ruled on this lawsuit as of this date and there is no timeline on when the court will rule.

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

Our operations and properties are subject to federal, state, and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage, and disposal of hazardous materials, asbestos and petroleum products.  We also are subject to laws and regulations governing air emissions from our fleets of vehicles.  As a result, we face several risks, including:

•                  Hazardous materials may have been released at properties that we currently own or formerly owned (perhaps through our predecessors).  Under certain environmental laws, we could be held liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties and for contamination associated with disposal by us or our predecessors of hazardous materials at third-party disposal sites.

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

We lease properties pursuant to agreements that expire at various times between 2012 and 2030.  The following chart summarizes the principal facilities owned or leased by us as of December 31, 2011.

			Operating segment		Approximate
Location	Primary Use	Owned/ leased	Telephone Operations	Other Operations	square footage
Gibsonia, PA	Office and switching	Owned	X	X	91,141
Conroe, TX	Regional office	Owned	X	X	51,900
Mattoon, IL	Corporate office	Leased	X	X	49,100
Mattoon, IL	Office	Owned	X	X	36,300
Mattoon, IL	Operations and distribution center	Leased	X	X	30,900
Lufkin, TX	Office and switching	Owned	X	X	28,707
Conroe, TX	Warehouse and plant	Owned	X	X	28,500
Lufkin, TX	Communications center and office	Owned	X	X	23,190
Katy, TX	Warehouse and office	Owned	X	X	19,716
Taylorville, IL	Communications center and office	Owned	X	X	15,900
Taylorville, IL	Operations and distribution center	Leased	X	X	14,700
Lufkin, TX	Warehouse	Owned	X	X	14,200
Cranberry Township, PA	Office and switching	Owned	X	X	13,110
Charleston, IL	Communications center and office	Owned	X	X	12,661
Litchfield, IL	Office and switching	Owned	X	X	12,190
Lufkin, TX	Office and data center	Owned	X	X	11,900
Conroe, TX	Office	Owned	X	X	10,650
Mattoon, IL	Office	Owned	X	X	10,100

In addition to the facilities listed above, we own or have the right to use approximately 731 additional properties consisting of equipment at point of presence sites, central offices, remote switching sites and buildings, tower sites, small offices, storage sites and parking lots.  Some of the facilities listed above also serve as central office locations.

Item 3.  Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), received assessment notices from the Commonwealth of Pennsylvania Department of Revenue increasing the amounts owed for Pennsylvania Gross Receipt Taxes for the tax period ending December 31, 2009.  These two assessments adjusted the subsidiaries’ combined total outstanding taxable gross receipts liability (with interest) to approximately $2.3 million.  In addition, based upon recently completed audits of CCES for 2008, 2009 and 2010, we believe the Commonwealth of Pennsylvania may issue additional assessments totaling approximately $1.7 million for Gross Receipt Taxes allegedly owed.  Our CCPA subsidiary has also been notified by the Commonwealth of Pennsylvania that they will conduct a gross receipts audit for the calendar year 2008.  An appeal challenging the 2009 CCPA assessment was filed with the Department of Revenue’s Board of Appeals on September 15, 2011, and we filed a similar appeal for CCES with the Board of Appeals on November 11, 2011 challenging the 2009 CCES assessment.  We also intend to appeal any adverse decisions from the Board of Appeals involving CCPA or CCES to the Commonwealth’s Board of Finance and Revenue.  At the Board of Finance and Revenue, we anticipate that these matters will be continued pending the outcome of present litigation in Commonwealth Court between Verizon Pennsylvania, Inc. and the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results.

Two putative class action lawsuits have been filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants.  Each of these actions was filed in the Superior Court of California, Placer County.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Case No. SCV0030665, and Errecart v. Oldham, et al., filed February 24, 2012, Case No. SCV0030703.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly is unfair to the SureWest shareholders and agreeing to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The shareholder actions seek equitable relief, including an order to the defendants from consummating the merger on the agreed-upon terms, as well as unspecified money damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We are not involved in any such legal or regulatory proceedings, individually or in the aggregate, that we believe would have a material adverse effect upon our business, operating results or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock and Holders of Record

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “CNSL”.  As of February 21, 2012, we had 1,503 stockholders of record.  Because many of our outstanding shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.  The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated:

	2011		2010
Period	High	Low	High	Low
First quarter	19.50	17.25	19.07	16.27
Second quarter	19.50	17.94	19.50	16.64
Third quarter	20.02	16.77	18.67	16.61
Fourth quarter	19.39	16.83	19.30	18.37

Our Board of Directors declared (and we paid) dividends totaling $0.38738 per share in each of the periods listed above.

Dividend Policy and Restrictions

Our Board of Directors has adopted a dividend policy that reflects its judgment that our stockholders are better served if we distribute a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining the cash or using it for investments, acquisitions, or other purposes.  We expect to continue to pay quarterly dividends at an annual rate of $1.5495 per share during 2012 but only if and to the extent declared by our Board of Directors and subject to various restrictions on our ability to do so.  Dividends on our common stock are not cumulative.

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

Performance Graph

Set forth below is a graph comparing the cumulative five-year total return of holders of our common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications index and a customized peer group of four companies that includes: Alaska Communications Systems Group, Inc., Consolidated Communications Holdings, Inc., Otelco, Inc. and Shenandoah Telecommunications Company.  The graph assumes that the value of the investment in the Company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 31, 2011.

	At December 31,
(In dollars)	2011	2010	2009	2008	2007

Consolidated Communications Holdings, Inc.	147.12	137.24	114.25	68.66	102.62
S&P 500	98.75	96.71	84.05	66.46	105.49
Dow Jones US Fixed-Line Telecommunications	116.39	108.80	91.70	84.40	116.25
Peer group	81.43	118.69	98.86	90.15	109.50

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Common Stock During the Quarter Ended December 31, 2011

During the quarter ended December 31, 2011, we reacquired and cancelled 38,993 common shares surrendered by employees to pay taxes in connection with the vesting of restricted common shares issued under our stock-based compensation plan.  The following table provides information about the shares reacquired:

Purchase period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

October 2011	—	—	n/a	n/a
November 2011	74	$18.58	n/a	n/a
December 2011	38,919	$18.62	n/a	n/a

Item 6.  Selected Financial Data

The selected financial information set forth below has been derived from the audited consolidated financial statements of Consolidated as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.  The following selected historical financial information should be read in conjunction with Part II - Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements beginning on page F-1.

The balance sheet data presented below as of December 31, 2011 and 2010, and the statement of operations data presented below for each of the years in the three-year period ended December 31, 2011, 2010, and 2009 are derived from our audited consolidated financial statements beginning on page F-1.  The other balance sheet data and statement of operations data is derived from our previously audited consolidated financial statements included in our prior Form 10-K filings.

	Year ended December 31,
(In millions, except per share amounts)	2011	2010	2009	2008	2007 (4)

Telephone operations revenues	$342.6	$349.6	$364.6	$379.0	$288.2
Other operations revenues	31.7	33.8	41.6	39.4	41.0
Total operating revenues	374.3	383.4	406.2	418.4	329.2

Cost of products and services (exclusive of depreciation and amortization shown separately below)	139.3	142.3	145.5	143.5	107.3
Selling, general and administrative expense	81.1	88.0	104.8	108.8	89.6
Debt refinancing costs	2.6	—	—	—	—
Intangible asset impairment	—	—	—	6.1	—
Depreciation and amortization	88.7	87.2	85.2	91.7	65.7
Income from operations	62.6	65.9	70.7	68.3	66.6

Interest expense, net (1)	(49.4)	(50.7)	(57.9)	(66.3)	(46.5)
Other income (loss), net	28.6	27.0	25.5	10.8	(3.4)
Income before income taxes and extraordinary item	41.8	42.2	38.3	12.8	16.7
Income tax expense	14.8	9.0	12.4	6.6	4.7
Income before extraordinary item	27.0	33.2	25.9	6.2	12.0
Extraordinary item, net of tax	—	—	—	7.2	—
Net income	27.0	33.2	25.9	13.4	12.0
Net income of noncontrolling interest (2)	0.6	0.6	1.0	0.9	0.6
Net income attributable to common shareholders (2)	$26.4	$32.6	$24.9	$12.5	$11.4
Income per common share—basic: (3)
Income per common share before extraordinary item	$0.88	$1.09	$0.84	$0.18	$0.43
Extraordinary item per share	—	—	—	0.24	—
Net income per common share—basic	$0.88	$1.09	$0.84	$0.42	$0.43
Basic weighted-average number of shares	29,600	29,490	29,396	29,321	25,764

Income per common share—diluted: (3)
Income per common share before extraordinary item	$0.88	$1.09	$0.84	$0.18	$0.43
Extraordinary item per share	—	—	—	0.24	—
Net income per common share—diluted	$0.88	$1.09	$0.84	$0.42	$0.43
Diluted weighted-average number of common and common equivalent shares	29,600	29,490	29,396	29,321	25,764

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data:
Cash flows from operating activities	$130.2	$115.0	$116.3	$92.4	$82.1
Cash flows used for investing activities	(41.5)	(40.7)	(41.6)	(48.0)	(305.3)
Cash flows used for financing activities	(50.7)	(49.4)	(47.4)	(63.3)	230.9
Capital expenditures	42.6	41.8	42.4	48.0	33.5

Consolidated Balance Sheet:
Cash and cash equivalents	$105.7	$67.7	$42.8	$15.5	$34.3
Total current assets	168.3	136.3	107.9	78.6	99.6
Net property, plant and equipment (5)	332.0	356.1	377.2	400.3	411.6
Total assets	1,194.1	1,209.5	1,226.6	1,241.6	1,304.6
Total debt (including current portion)	884.7	884.1	880.3	881.3	892.6
Stockholders’ equity	47.8	71.9	80.7	75.3	159.7

Other financial data (unaudited):
Adjusted EBITDA (6)	$189.5	$185.6	$188.8	$189.8	$143.8

Other data (as of the end of the period) (Unaudited):
Local access lines
Residential	137,179	140,660	146,766	162,067	183,070
Business	90,813	96,481	100,469	102,256	103,116
Total local access lines	227,992	237,141	247,235	264,323	286,186
CLEC access line equivalents	89,774	81,090	72,681	74,687	70,063
VOIP subscribers	9,199	8,640	8,665	6,510	2,494
IPTV subscribers	34,356	29,236	23,127	16,666	12,241
ILEC DSL subscribers	110,913	106,387	100,122	91,817	81,337
Total connections	472,234	462,494	451,830	454,003	452,321

(1)   Interest expense includes amortization of deferred financing costs totaling $1.4 million for the years ended December 31, 2011, $1.3 million for 2010 and 2009, $1.4 million for 2008 and $3.2 million for 2007.

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

(4)   We acquired North Pittsburgh on December 31, 2007.  Balance sheet and other data as of that date include the accounts of North Pittsburgh.  Our results of operations include North Pittsburgh beginning January 1, 2008.

(5)   Property, plant and equipment are recorded at cost. The cost of additions, replacements, and major improvements is capitalized, while repairs and maintenance are charged to expenses.  When property, plant and equipment are retired from our regulated subsidiaries, the original cost, net of salvage, is charged against accumulated depreciation, with no gain or loss recognized in accordance with composite group life remaining methodology used for regulated telephone plant assets.

(6)   We present Adjusted EBITDA (which is a non-GAAP financial measure) for three reasons: we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends; it provides a measure of consistency in our financial reporting; and covenants in our credit facilities contain ratios based on Adjusted EBITDA.

Adjusted EBITDA is defined in our current credit facility as:

Consolidated Net Income (as defined in our credit facility),

(a) plus the following, to the extent deducted in arriving at Consolidated Net Income:

(i) interest expense, amortization, or write-off of debt discount and non-cash expense incurred in connection with equity compensation plans;

(ii) foreign, federal, state and local income taxes;

(iii) depreciation and amortization;

(iv) all non-cash charges (excluding any non-cash charge to the extent that it represents an accrual of or reserve for cash charges in any future period or amortization of a prepaid cash expense that was paid in a prior period);

(v) transaction fees;

(b) minus (in the case of gains) or plus (in the case of losses) gain or loss on any disposition;

(c) plus extraordinary losses; and

(d) minus the sum of interest income, extraordinary income or gains as defined by GAAP and all non-cash items increasing net income.

Prior to 2011, our credit facility defined Adjusted EBITDA as:

Consolidated Net Income (as defined in our credit facility)

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

If our Adjusted EBITDA were to decline below certain levels, there may be violations of covenants in our credit facilities that are based on this measure, including our total net leverage and interest coverage ratios covenants. The consequences could include a default or mandatory prepayment of debt or a prohibition on dividends.

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

The following table sets forth a reconciliation of Cash Provided by Operating Activities to Adjusted EBITDA:

	Year ended December 31,
(In millions, unaudited)	2011	2010	2009	2008	2007

Net cash provided by operating activities	$130.2	$115.0	$116.3	$92.4	$82.1
Non-cash, stock-based compensation	(2.1)	(2.4)	(1.9)	(1.9)	(4.0)
Other adjustments, net (a)	(11.0)	(0.9)	(1.0)	3.8	(9.5)
Changes in operating assets and liabilities	(1.3)	8.6	(2.2)	9.9	8.5
Interest expense, net	49.4	50.7	57.9	66.3	46.5
Income taxes	14.8	9.0	12.4	6.6	4.7
EBITDA (b)	180.0	180.0	181.5	177.1	128.3
Adjustments to EBITDA (c):
Integration, restructuring and Sarbanes Oxley (d)	—	—	7.4	4.8	1.2
Debt amendment fees (e)	2.6	—	—	—	—
Other, net (f)	(23.6)	(24.3)	(24.4)	(19.9)	(6.6)
Investment distributions (g)	28.4	27.5	22.4	17.8	6.6
Loss on extinguishment of debt (h)	—	—	—	9.2	10.3
Intangible asset impairment (a)	—	—	—	6.1	—
Extraordinary item (i)	—	—	—	(7.2)	—
Non-cash, stock-based compensation (j)	2.1	2.4	1.9	1.9	4.0
Adjusted EBITDA	$189.5	$185.6	$188.8	$189.8	$143.8

(a)         Other adjustments, net includes $8.5 million of change in deferred income taxes for the year ended December 31, 2011.  Also, other adjustments, net includes $6.1 million of intangible asset impairment charges for year ended December 31, 2008.  During our annual impairment review for 2008, we determined that the projected future cash flows of CMR would not be sufficient to support the carrying value of the goodwill

(b)         EBITDA is defined as net earnings before interest expense, income taxes, depreciation and amortization on an unadjusted basis.

(c)          These adjustments reflect those required or permitted by the lenders under the credit facility in place at the end of each of the years included in the periods presented.

(d)         In connection with our acquisition of North Pittsburgh, we incurred certain expenses associated with integrating and restructuring the businesses. These expenses include severance and employee relocation expenses, Sarbanes-Oxley maintenance costs, costs to integrate our technology, administrative and customer service functions and billing systems.

(e)          Debt amendment fees include $2.6 million of debt refinancing fees for 2011.

(f)           Other, net includes the equity earnings from our investments, dividend income, and certain other miscellaneous non-operating items.  Key man life insurance proceeds of $0.6 million received in 2011 and $0.3 million received in 2007 is not deducted to arrive at Adjusted EBITDA.

(g)          For purposes of calculating Adjusted EBITDA, we include all cash dividends and other cash distributions received from our investments.

(h)         Represents the redemption premium and write-off of unamortized debt issuance costs in connection with the redemption and retirement of our senior notes during 2008 and the write-off of debt issuance costs in connection with retiring the obligations under our former credit facility and entering into a new credit facility contemporaneously with the North Pittsburgh acquisition.

(i)             Upon making the election to discontinue the applicable accounting guidance for regulated enterprises in accounting for the effects of certain types of regulation, we recognized an extraordinary non-cash gain and began to apply the authoritative guidance required for the discontinuance of the application of regulatory accounting.

(j)            Represents compensation expenses in connection with our Restricted Share Plan. Because of their non-cash nature, these expenses are excluded from Adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three years ended December 31, 2011, should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1.

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

Executive Summary

We generated net income attributable to common stockholders in 2011 of $26.4 million, or $0.88 per diluted share, as compared to net income attributable to common stockholders of $32.6 million, or $1.09 per diluted share, in 2010.  Net income in 2011 benefited from increased earnings from our wireless partnerships, lower interest expense, lower bad debt, and lower pension expense.  We also used the departure of one of our senior executives as the occasion to conduct a company-wide reorganization.  This reorganization created an annual cost savings of $2.3 million of which we started to recognize these benefits in the second quarter of 2011.  These ongoing cost reductions have allowed us to mostly offset the declines in revenue.  Operating expenses included $2.6 million for our debt refinancing fees, which in accordance with our credit agreement has been treated as an add back to adjusted EBITDA

Revenue in 2011 decreased $9.1 million, or 2.4%, to $374.3 million as compared to $383.4 million in 2010.  The decrease in revenue is a result of declines in our traditional wireline businesses, caused primarily from a loss of access lines (which includes local calling services, network access services, subsidies and long-distance services).  These declines were partially offset by growth in data, Internet and video revenues.  Revenues from our Prison Services business and our wholesale carrier business also increased in 2011 versus 2010.

Subsequent to 2011, we entered into a definitive agreement with SureWest to acquire all of its outstanding shares in a cash and stock transaction for a total consideration valued at approximately $340.9 million, exclusive of debt, based on our February 3, 2012 closing price.  See Part I — Item 1 — “Business — General”.

General

The following general factors should be considered in analyzing our results of operations:

Revenues

Telephone Operations and Other Operations.  Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas.  Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in our Telephone Operations segment except through acquisitions.  However, we do expect relatively consistent cash flow from year to year because of stable customer demand, an efficient cost structure, and growing earnings from our wireless partnership investments.

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive and most other revenue streams.  We had 227,992, 237,141 and 247,235 local access lines, respectively, in service as of December 31, 2011, 2010 and 2009.

Most wireline telephone companies have experienced a loss of local access lines due to increased competition from wireless providers, competitive local exchange carriers, cable operators and challenging economic conditions.  We have not been immune to these conditions (See “—Trends and Factors that May Affect Future Operating Results”).  Since 2008, our competitors have launched competing voice product in our area, which contributed to a spike in our line loss.  We estimate that cable companies are now offering voice service to all of their addressable customers, covering 85% of our entire service territory.

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

We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long-distance), through the use of local measured service with free incoming calls and by announcing special promotions, like discounted second lines.  We also market a “triple play” bundle, which includes local telephone service, DSL and IPTV.  As of December 31, 2011, IPTV was available to approximately 212,000 homes in our markets.  Our IPTV subscriber base has grown substantially over the last three years and totaled 34,356, 29,236 and 23,127 subscribers at December 31, 2011, 2010 and 2009, respectively.

We also continue to experience substantial growth in the number of DSL subscribers we serve.  We had 110,913, 106,387 and 100,122 DSL lines in service as of December 31, 2011, 2010 and 2009, respectively.  Currently over 95% of our rural telephone companies’ local access lines are DSL capable.

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

•                  Metro Ethernet services delivered over our copper infrastructure with speeds of 25 mbps to 40 mbps;

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

Our operating support and back-office systems enter, schedule, provision, and track customer orders; test services and interface with trouble management; and operate inventory, billing, collections, and customer care service systems for the local access lines in our operations.  We have migrated most key business processes onto a single Company-wide system and platform.  We hope to improve profitability by reducing individual Company costs through centralizing, standardizing, and sharing best practices.  We did not incur any integration or restructuring expenses in 2011.  Savings from integration and restructuring, along with other cost reduction efforts, have allowed us to offset some of the revenue declines.

Depreciation and amortization expenses.

The provision for depreciation on property and equipment is recorded using the straight-line method based upon the following useful lives:

Years
Buildings	18 - 40
Network and outside plant facilities	3 - 50
Furniture, fixtures and equipment	3 - 15
Capital leases	11

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized. Customer relationships are amortized over their useful life.  The net carrying value of customer lists at December 31, 2011, is being amortized at a weighted-average life of approximately 2.6 years.

Results of Operations

Segments

We have two reportable business segments, Telephone Operations and Other Operations.  The results of operations discussed below reflect our consolidated results.

For the year ended December 31, 2011, compared to December 31, 2010

The following summarizes our revenues and operating expenses on a consolidated basis for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011		2010
(in millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	86.9	23.2	91.9	24.0
Network access services	80.5	21.5	81.7	21.3
Subsidies	45.4	12.1	48.7	12.7
Long-distance services	15.9	4.2	18.0	4.7
Data, Internet and video services	80.3	21.5	75.2	19.6
Other services	33.6	9.0	34.1	8.9
Total telephone operations	342.6	91.5	349.6	91.2
Other operations	31.7	8.5	33.8	8.8

Total operating revenue	374.3	100.0	383.4	100.0

Expenses
Telephone operations	194.6	52.0	199.1	51.9
Other operations	28.4	7.6	31.2	8.2
Depreciation and amortization	88.7	23.7	87.2	22.7
Total operating expense	311.7	83.3	317.5	82.8

Income from operations	62.6	16.7	65.9	17.2

Interest expense, net	49.4	13.2	50.7	13.2
Other income, net	28.6	7.6	27.0	7.0
Income tax expense	14.8	3.9	9.0	2.3

Net income	27.0	7.2	33.2	8.7
Net income attributable to noncontrolling interest	0.6	0.1	0.6	0.2

Net income attributable to common stockholders	26.4	7.1	32.6	8.5

Revenue

Revenue in 2011 declined by $9.1 million, or 2.4%, to $374.3 million from $383.4 million in 2010.  The decline in revenue was principally the result of declines in our traditional wireline businesses (which includes local calling services, network access services, subsidies and long-distance services) caused primarily by a loss of access lines.  These declines were partially offset by a 6.8% growth in data, Internet and video revenues.  DSL and IPTV connections increased significantly in 2011.  Revenues from our Prison Services business also increased in 2011 versus 2010.  Connections by type are as follows:

	December 31,
	2011	2010

Residential access lines in service	137,179	140,660
Business access lines in service	90,813	96,481
Total local access lines in service	227,992	237,141

VOIP subscribers	9,199	8,640
IPTV subscribers	34,356	29,236
ILEC DSL subscribers	110,913	106,387
Total broadband connections	154,468	144,263

CLEC access line equivalents (1)	89,774	81,090

Total connections	472,234	462,494

Long-distance lines (2)	177,610	172,856

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

Telephone Operations Revenue

Local calling services revenue decreased by $5.0 million, or 5.4%, to $86.9 million in 2011 compared to $91.9 million in 2010.  The decrease is primarily due to the decline in local access lines, as discussed under “—Trends and Factors that May Affect Future Operating Results”.

Network access services revenue decreased by $1.2 million, or 1.5%, to $80.5 million in 2011 compared to $81.7 million in 2010.  The decrease is primarily due to a decline in switched access revenue as a result of a decrease in minutes of use and lower subscriber line charge revenue due to access line loss. These factors were partially offset by an increase in special access revenue.

Subsidy revenue decreased by $3.3 million, or 6.8%, to $45.4 million in 2011 compared to $48.7 million in 2010.  The decrease was principally the result of a reduction in the amount of Federal interstate high cost fund support we received, and, to a lesser extent, a decrease in Federal interstate common line revenue.

Long-distance services revenue decreased by $2.1 million, or 11.7%, to $15.9 million in 2011 as compared to $18.0 million in 2010.  The decrease is primarily due to a decline in the number of access lines and billable minutes, as customers increasingly shift to our unlimited long distance calling plan.

Data, Internet and video revenue increased by $5.1 million, or 6.8%, to $80.3 million in 2011 as compared to $75.2 million in 2010.  The increase is primarily due to an increase in DSL, IPTV and Digital telephone subscribers.

Other services revenue decreased by $0.5 million, or 1.5%, to $33.6 million in 2011 as compared to $34.1 million in 2010.  Directory revenues declined and were offset by increases in transport revenues.

Other Operations Revenue

Other Operations revenue decreased by $2.1 million, or 6.2%, to $31.7 million in 2011 as compared to $33.8 million in 2010.  The sale of our CMR and Operator Services business units in 2010 accounted for $4.9 million of the year over year decline in revenue. A gain in revenue from our Prison Services business partially offset some of this decline.

Operating Expenses

Operating expenses decreased in 2011 by $7.3 million, or 3.2%, to $223.0 million as compared to $230.3 million in 2010.  Reductions in operating expenses by segment are discussed below.  Reductions in operating expenses have allowed us to mostly offset revenue declines.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations decreased by $4.5 million, or 2.3%, to $194.6 million in 2011 as compared to $199.1 million in 2010.  The decrease in operating expenses was the result of lower pension, benefit, and bad debt expenses when compared to 2010 operating expenses, as well as decreased rent expense due to the renegotiated terms on our leases.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $2.8 million, or 9.0%, to $28.4 million in 2011 as compared to $31.2 million in 2010.  The decrease in Other Operations expenses was primarily the result of the reduced operating expenses related to the sale of our CMR and Operator Services business units in 2010.  These decreases were partially offset by an increase in operating expenses related to revenue growth in our Prison Services business.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.5 million, or 1.7%, to $88.7 million in 2011 compared to $87.2 million in 2010.  The increase in depreciation and amortization is principally due to increased amortization related to the capitalization of our leased buildings in 2010.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, decreased by $1.3 million, or 2.6%, to $49.4 million in 2011 compared to $50.7 million in 2010.  Interest expense in 2011 benefited from the September 30, 2011 expiration of $200 million of fixed interest rate swaps as the fixed rates paid on the swaps were at a significantly higher rate than the rates we received in return, as well as lower overall interest rates in general.  Interest expense in 2010 benefited from the reversal of $1.4 million of interest expense related to uncertain tax positions for which the statute of limitations expired on September 15, 2010.  Had this reversal in 2010 not occurred, our 2011 interest expense would have shown a larger decrease when comparing 2011 to 2010.

Other Income (Expense)

Other income (expense) increased $1.6 million to $28.6 million in 2011 compared to $27.0 million in 2010.  The 2011 increase was principally due to improved earnings from our wireless partnerships and $0.6 million of net proceeds from a key-man life insurance policy in September 2011 relating to the passing of a former North Pittsburgh employee.

Income Taxes

Our provision for income taxes increased by $5.8 million to $14.8 million in 2011 compared to $9.0 million in 2010.  The effective tax rate was 35.5% for 2011 and 21.3% for 2010.

During 2011 and 2010, we recorded a decrease of $0.3 million and a net decrease of $4.6 million to our unrecognized tax benefits, respectively, which reduced our tax expense by a corresponding amount.  The 2011 decrease related to the expiration of a federal statute of limitations and the 2010 net decrease included a $5.4 million decrease due to the expiration of a federal statute of limitations and an increase of $1.2 million related to 2009 state income tax filings with a corresponding $0.4 million of related federal deferred tax asset.  We also recognized $69 thousand of tax expense in 2011 to adjust our 2010 provision to match our 2010 returns compared to $0.3 million of tax benefit in 2010 to adjust our 2009 provision to match our 2009 returns.  In January 2011, Illinois’ Governor signed into law PA. 96-1496. Included as part of the law was an increase in the corporate income tax rate.  This resulted in an increase to our net state deferred tax liabilities and a corresponding increase to our state tax provision of $0.3 million which we recognized in the first quarter of 2011.  In addition, as a result of state tax planning and changes to our state tax reporting structure, we had a net decrease in our state deferred income tax rate.  This change in the state deferred income tax rate resulted in a $0.6 million of tax benefit in 2010 due to applying a lower effective deferred income tax rate to previously recorded tax liabilities.

Exclusive of these adjustments, our effective tax rate would have been 35.2% for the year ended December 31, 2011, compared to 34.3% for the year ended December 31, 2010.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest remained flat at $0.6 million in 2011 and in 2010, respectively.

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

Trends and Factors that May Affect Future Operating Results

Growth of data, Internet and video services

We continue to expand the deployment of our broadband and IPTV services.  Our business plan is focused on growing revenues by expanding the number of customers who subscribe to our Internet and IPTV services.  As of December 31, 2011, we have passed approximately 212,000 homes with our IPTV service and over 96% of our connections are DSL capable at speeds of 3 mbps, 91% at 6 mbps, 82% at 10 mbps, and 51% at 20 mbps.  We expect to continue increasing the percentage of households in our territories who subscribe to these services.  We also expect to continue working with our vendors to improve the requisite hardware and software technology.  If we are unable to continue to increase the penetration of our Internet and video services, our future revenues, cash flows and results of operations may suffer.

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

Loss of Access Lines

Most wireline telephone companies have experienced a loss of local access lines due to increased competition from wireless providers, cable television operators, competitive local exchange carriers and challenging economic conditions.  We have not been immune to these conditions.  In 2011 and 2010, our number of access lines decreased by 9,149 and 10,094, respectively.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end-users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We expect this trend to continue although on a declining scale.  The continued decline in local access lines will have a negative impact on our future cash flow and results of operations.

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

As more fully discussed under the caption the “Regulatory Overview,” on November 18, 2011, the FCC released its comprehensive order on Access Charge and Universal Service Reform (see Part I — Item 1 — “Business — Regulatory Environment - FCC Access Charge and Universal Service Reform Order).  The order is effective January 1, 2012 and will be phased in over a six and a half year period.  For 2011, federal subsidies accounted for 6.5% and switched terminating access accounted for 3.5% of consolidated revenue, respectively.  The Company is still evaluating the Order, but currently expects the impact to be neutral to slightly positive in 2012 to and dilutive in 2013 and beyond. However, even in 2013 and beyond, the Company expects the net impact, including lower access costs, will be slightly better than the historical rate of decline in regulated revenues.  This assumes that the FCC does not change the order based on the appeals filed by the state commissions and carriers including Consolidated.

Summary of Critical Accounting Policies

We base this discussion and analysis of our results of operations, cash flow and financial condition on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.

Goodwill and other intangible assets

Goodwill

The FASB accounting guidance related to goodwill and other intangible assets that have indefinite useful lives requires us to perform an assessment, no less than annually, of the carrying value of goodwill associated with each of our reporting units.  The goodwill impairment analysis is a two-step process.  The first step identifies potential impairment by comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  To calculate the reporting unit’s fair value, we utilize both a discounted cash flow approach as well as a market approach.  Significant management judgment is required in developing the assumptions used in the discounted cash flow model.  These significant assumptions include increases or decreases in growth rates for revenues and expenses, expected amounts for future capital expenditures, working capital needs, and discount rates (weighted-average cost of capital (“WACC”)).  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired.  If the carrying value exceeds estimated fair value, there is an indication of potential impairment and a second step is performed to measure the amount of any potential impairment.

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

Segment management evaluates the operations of the telephone operations segment on a consolidated basis rather than at a geographic level.  In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units.  The operations of our Illinois, Texas and Pennsylvania properties share network operations monitoring, call routing, remittance, customer service, billing systems and research and development costs.  In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory, and all of the networks provide redundancy.  As a result the Telephone Operations of our Illinois, Texas and Pennsylvania territories and our Pennsylvania CLEC operations are included in a single reporting unit, Telephone Operations.

The only reporting units in the Other Operations segment which have a goodwill intangible balance are our Prison Services and Business Systems entities.  The carrying value of the goodwill by reporting unit as of December 31, 2011 is:

Telephone operations	$519.5 million
Prison Services	$0.2 million
Business Systems	$0.8 million

We perform our annual assessment of the carrying value of goodwill as of November 30 of each year, or more frequently if circumstances arise which would indicate a reduction in the fair value of a reporting unit below its carrying value.  Each year, we determine the estimated fair value of each of our reporting units using a discounted cash flow model.  Our 2011, 2010 and 2009 impairment testing did not result in any impairment of any reporting units.

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

The WACC used in our discounted cash flow model was 7.87% at November 30, 2011.  Holding all other inputs in our model constant, we could increase the WACC rate to approximately 9.61% without the reporting unit’s calculated fair value falling below its carrying value.  In addition, the calculated fair value of our reporting units could decrease by approximately 16% without falling below the carrying value.

Our discounted cash flow model assumes that our broadband (both Internet and IPTV), carrier wholesale businesses and wireless partnerships continue to grow, mostly offsetting projected continued declines in the wireline telephone business.  We have assumed fairly flat operating expenses for the projection period. As a result, our model assumes moderate margin compression as higher margin revenues generated from local access lines are being replaced by lower margin revenues from DSL, IPTV, VOIP and other products.  For the reporting units in our Other Operation segment, we assumed flat to slightly growing revenue and expenses.  This mostly results in steady margins, which is consistent with the recent operations of these businesses.  Despite these conservative assumptions, our analysis continues to conclude that there is no impairment of the carrying value of our goodwill in any of our reporting units.

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

We determine if impairment exists primarily based on a method that uses discounted cash flows.  This requires management to make certain assumptions regarding future income, royalty rates, and discount rates, all of which would affect our impairment calculation.  Our 2011 review did not result in any impairment.

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

Derivatives

We have designated derivative contracts as cash flow hedges which will convert a portion of future cash flows associated with the interest to be paid on our credit facility from a floating rate to a fixed rate.  The change in the market value of these derivative contracts is highly effective at offsetting changes in interest rate movements of our hedged item.  Gains and losses arising from the change in fair value of the hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of interest expense in the period in which the hedged item affects earnings.  Any ineffectiveness is recognized immediately in earnings.  If the derivative instruments used would no longer be effective at offsetting changes in the price of the hedged item, then the changes in the market value of these instruments would be recorded in the statement of operations as a component of interest expense.

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

Allowance for uncollectible accounts

We use estimates and assumptions when evaluating the collectability of our accounts receivable.  When we are aware that a specific customer is unable to meet its financial obligations, such as following a bankruptcy filing or substantial downgrading of credit scores, we record a specific allowance against amounts due to set the net receivable to an amount we believe we can collect.  For all other customers, we generally reserve an amount based upon a rolling four month average of actual write-offs.  If circumstances change, we may review the adequacy of the allowance to determine if we should modify our estimates of the recoverability of amounts due us by a material amount.  At December 31, 2011 and 2010, our total allowance for uncollectible accounts for all business segments was $2.5 million and $2.7 million, respectively.

Pension and postretirement benefits

The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.

We make significant assumptions in regards to our pension and postretirement plans, including the expected long-term rate of return on plan assets and the discount rate used to value the periodic pension expense and liabilities.  Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at 60% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 7.5% in 2011 and 2010, respectively.  In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations.  For our 2011 and 2010 projected benefit obligations, we used a weighted-average discount rate of 5.35% and

5.86%, respectively, for our pension plans and 5.22% and 5.58%, respectively, for our other postretirement plans.

Net pension and postretirement costs were $4.0 million, $5.6 million and $8.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In 2011, we contributed $9.5 million to our qualified pension plan, $0.1 million to our non-qualified pension plan, $3.6 million to our other post retirement plans and $2.5 million to our 401(k) plan.  In 2010, we did not make a contribution to our qualified pension plan but contributed $2.4 million to our 401(k) plan and $2.6 million to our other postretirement plans.  In 2009, we contributed $10.5 million to our qualified pension plan and $2.8 million to our other postretirement plans.  In 2012, we expect to make contributions totaling approximately $12.6 million to our qualified pension plan, $0.1 million to our non-qualified pension plan, $2.5 million to our 401(k) plan and $2.6 million to our other postretirement plans.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information concerning our financial condition.

	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$105,704	$67,654
Working capital	83,040	60,658
Total debt	884,711	884,125
Current ratio	1.97	1.80

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for 2012 will arise primarily from:  (i) an expected dividend payment of $46.0 million to $47.0 million; (ii) interest payments on our indebtedness of approximately $44.0 million to $46.0 million; (iii) capital expenditures of $42.0 million to $44.0 million; (iv) cash income tax payments of $15.0 million to $18.0 million; (v) 401(k), pension and other postretirement plan contributions of approximately $17.8 million; and (vi) certain other costs.  In addition we currently expect to use between $35.0 to $40.0 million in cash from the balance sheet to help fund our acquisition of SureWest which we expect to close in the third or fourth quarter of 2012.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

While we expect the SureWest acquisition to be de-levering, it will be necessary for us to take on additional debt to fund the transaction.  See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”.  We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, and committed acquisition financing for SureWest, will be sufficient for at least the next 12 months to fund our currently anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to do so will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Cash and cash equivalents.  Cash and cash equivalents in 2011 increased by $38.0 million to $105.7 million compared to $67.7 million in 2010.  The increase for 2011 is primarily due to better collections on our customer receivables, lower interest payments, and higher cash distributions from our wireless partnerships.  Also, in 2010 we made a cash distribution to a noncontrolling interest that is made on a discretionary basis.

Cash provided by operations.  Net cash provided by operating activities in 2011 was $130.2 million, as compared to cash provided by operating activities of $115.0 million in 2010.  Cash provided by operations in 2011 increased primarily as a result of better operating performance, including increase in cash provided from our wireless partnerships and lower operating expenses and lower interest expense.

Working capital.  Our net working capital position increased by $22.4 million in 2011 versus 2010.  Our improved working capital position in 2011 is principally the result of the increase in cash and cash equivalents as noted above.

Cash available under our secured revolving credit facility.  At December 31, 2011 and 2010, we had no borrowings or letters of credit outstanding under our secured revolving credit facility and $50 million of availability (see a more detailed description of our secured revolving credit facility below).

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures and payments made to fund our pension and other postretirement obligations.

Dividend payments.  During 2011, we used $46.3 million of cash to make dividend payments to shareholders.  In 2010, we used $46.2 million of cash to make dividend payments to shareholders.  The increase in dividend payments is the result of the issuance of restricted stock under our long-term incentive plan.  Our current annual dividend rate is approximately $1.55 per share.

Interest and other payments related to outstanding debt.  During 2011, we used $47.2 million of cash to make required interest payments on our outstanding debt, including payments to settle swap liabilities.  We also used $0.1 million of cash during 2011 to reduce our capital lease obligations.  During 2010, we used $50.2 million of cash to make required interest payments on our outstanding debt, including payments to settle swap liabilities.  We also used $0.4 million of cash during 2010 to reduce our capital lease obligations.

Pension and postretirement obligations.  During 2011, we used $15.5 million of cash to fund pension, 401(k) and other postretirement plans.  During 2010, we used $5.0 million of cash to fund pension, 401(k) and other postretirement obligations.  In 2012, we expect to make payments totaling $17.8 million in contributions for pension, 401(k) and other postretirement plans.  The increase in contributions in 2011 relates primarily to minimum contribution requirements for our qualified pension plans and a higher level of estimated payments for other postretirement benefits.

Capital expenditures.  During 2011, we spent approximately $42.6 million on capital projects.  In 2010, we spent approximately $41.7 million on capital projects.

Debt

The following table summarizes our indebtedness as of December 31, 2011:

(in thousands)	Balance	Maturity Date	Rate (1)

Capital leases	$4,711	May 31, 2021	5.5%
Revolving credit facility	—	June 8, 2016	LIBOR plus 3.25%
Term loan	$470,948	December 31, 2014	LIBOR plus 2.50%
Term loan	$409,052	December 31, 2017	LIBOR plus 3.75%

(1)          As of December 31, 2011, the 1-month LIBOR in effect on our borrowings was 0.295%.

Credit Facilities

Borrowings under our credit facilities are our senior, secured obligations that are secured by substantially all of the assets of the borrower, Consolidated Communications, Inc., and the guarantors (the Company and each of the existing subsidiaries of Consolidated Communications, Inc. other than Illinois Consolidated Telephone Company).  The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct.  In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.

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

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.55:1 at December 31, 2011, the borrowing margin for the next three month period ending March 31, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.

For the year ended December 31, 2011, the weighted-average interest rate incurred on our credit facilities, including the effect of our interest rate swaps, was 5.37% per annum.

Effective February 17, 2012, in connection with the acquisition financing for the SureWest transaction, we amended our credit facility.  The amendment provides us with the ability to escrow proceeds from a high-yield note offering prior to closing the acquisition and, until closing, excludes the debt from current leverage calculations.  The amendment also permits us additional flexibility for future high yield notes issuances with the same subsidiary guarantees as the current credit facility.  All other terms, coverage and leverage ratios were unchanged.

Derivative Instruments

The Company currently uses derivatives only to hedge the variable cash flows of future interest payments on long-term debt.  To the extent a derivative qualifies as a cash flow hedge, the gain or loss associated with the effective portion is recorded as a component of Accumulated Other Comprehensive Income (Loss) and any ineffectiveness is recorded immediately in earnings.  Changes in the fair value of derivatives that do not meet the criteria for hedge accounting are recognized in the consolidated statements of operations.  Fair value is determined based on publicly available interest rate yield curves and an estimate of our nonperformance risk or our counterparty’s nonperformance credit risk, as applicable.  We do not anticipate any nonperformance by any counterparty.  When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.

At December 31, 2011, we had $300 million notional amount of floating to fixed interest rate swap agreements outstanding and $230 million notional amount of basis swaps outstanding.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

The $230 million notional amount of floating to fixed swap agreements outstanding are setup whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  The basis swap agreements are structured so that we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR.  Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility.

The $300 million notional amount of floating to fixed interest rate swap agreements are setup whereby we make fixed payments to the swap counterparties and receive 1-month LIBOR.  These swaps have staggered maturity dates.

In addition, we also currently have in place a $275 million notional amounts of forward floating to fixed interest rate swap agreement that become effective and mature on staggered dates.  For these swap agreements, we will make fixed payments to the swap counterparty and receive 1-month LIBOR.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Adjusted EBITDA (a) minus, to the extent not deducted in the determination of Adjusted EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period, net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the Merger or (B) in connection with the Senior Note Redemption; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness (other than in connection with the Merger, the Senior Note Redemption or any Permitted Refinancing) and net increases in outstanding Revolving Loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges during such period; (viii) all cash payments made during such period on account of losses or charges expensed prior to such period (to the extent not deducted in the determination of Consolidated EBITDA for such period) and (ix) all Transaction Fees added back for such period, (b) plus, to the extent not included in the determination of Consolidated EBITDA, (i) cash interest income for such period; (ii) the cash amount realized in respect of extraordinary or unusual gains during such period; and (iii) net decreases in Revolving Loans during such period.  Based on the results of operations from October 1, 2005 through December 31, 2011, and after taking into consideration dividend payments (including the $11.6 million dividend declared in November 2011 and paid on February 1, 2012), we continue to have $171.8 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2011, our total net leverage ratio was 4.55:1.00, and our interest coverage ratio was 3.82:1.00.

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

On December 22, 2010, we entered into new lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis, effective December 1, 2010.  The Company vacated a fourth property on June 30, 2011.

The three new leases each have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the expiration date.  The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases.  In accordance with Accounting Standards Codification Topic 840, Leases, we have treated each of the three leases as capital leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The carrying value of the capital leases at December 31, 2011 was approximately $4.0 million.

The Chairman of the Company, Richard A. Lumpkin, and his immediate family have a beneficial ownership interest of 70.7% in 2011 and 74.85% in 2010 of LATEL, directly or through Agracel, Inc. (“Agracel”).  Agracel is a real estate investment company of which Mr. Lumpkin, together with his family, have a beneficial interest of 41.3% in 2011 and 49.7% in 2010.  In addition, Mr. Lumpkin is a director of Agracel.  Agracel is the sole managing member and 50% owner of LATEL.

On December 1, 2010, we entered into a lease agreement with Spruce Street Properties, LTD (“Spruce”) for the occupancy of an office building, effective November 1, 2010.  The lease has a maturity date of February 28, 2021 and will require a total rental payment to Spruce of approximately $1.6 million over the term of the lease.  In accordance with Account Standards Codification Topic 840, Leases, we have treated each of the four leases described above as capital leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The carrying value of the capital lease at December 31, 2011 was approximately $0.7 million.

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

Off-balance sheet arrangements

In the ordinary course of business, we enter into surety, performance and similar bonds.  As of December 31, 2011, we had approximately $1.2 million of these bonds outstanding.

Table of contractual obligations and commitments

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2011. Other non-current liabilities included in our Consolidated Balance Sheet that may not be fully disclosed below include accrued pension and postretirement costs. Refer to Notes 14 and 15 of the Notes to the Consolidated Financial Statements.

	Payments due or expiring by period
(In thousands)	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Term loan and associated interest (a)	$1,065,361	$51,825	$559,171	$46,771	$407,594
Capital lease	8,608	828	1,718	1,805	4,257
Operating leases	4,734	1,917	1,798	397	622
Interest rate swaps (c)	15,981	13,035	3,126	(180)	—
Other (b)	2,534	1,157	1,308	69	—
Total Contractual obligations	$1,097,218	$68,762	$567,121	$48,862	$412,473

(a)          These items consist of interest and principal payments under our credit facilities.  Our $880.0 million term loan credit facility consists of two separate tranches.  The first tranche consists of $470.9 million aggregate principal amount maturing on December 31, 2014.  The second tranche consists of $409.1 million aggregate principal amount maturing on December 31, 2017.  The term loan requires amortization of $8.8 million per year beginning in 2012.  Our $50.0 million revolving credit facility is undrawn and matures June 8, 2016.  We have assumed a weighted average effective interest rate of 4.92% throughout the entire term of the loan, which was the average rate in effect on January 1, 2012.  The actual rate will vary depending on the LIBO rates in effect at the time of payment and the expiration dates of the swap agreements.

(b)     Represents payments for four operational support systems obligations.  Should we terminate any of the contracts prior to their expiration, we will be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts.  In addition, we have a contractual obligation for network maintenance.

(c) Scheduled based on settlements estimated using yield curves in effect at December 31, 2011.

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

At December 31, 2011, the interest rate on $350 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.  If market interest rates changed by 1.0% from the average rates that prevailed during 2011, interest expense would have increased or decreased by approximately $2.8 million for the year.

As of December 31, 2011, the fair value of interest rate swap agreements amounted to a liability of $16.0 million.  The deferred loss, net of taxes, recognized in accumulated other comprehensive loss for our interest rate swaps totaled $10.2 million at December 31, 2011.

Impact of Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies — Adoption of Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is contained in Part II - Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and supplementary data of the Company and its subsidiaries are included below on pages F-1 through F-43 of this report:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a—15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 5, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 5, 2012

Item 9B.  Other Information

Under our bylaws, the annual meeting of stockholders is held each year on the date and at the time designated by our Board of Directors.  Our Board of Directors has not yet designated the date and time of the 2012 annual meeting of stockholders because of the pendency of the transactions contemplated under the Agreement and Plan of Merger, dated as of February 5, 2012, by and among the Company, SureWest, WH Acquisition Corp. and WH Acquisition II Corp.  However, we expect that the 2012 annual meeting of stockholders will be held more than 30 days from the date of the 2011 annual meeting of stockholders.  As a result, the due dates for the provision of any stockholder proposal under our 2011 proxy statement will no longer be applicable. In order for stockholder proposals intended to be presented at the 2012 annual meeting of stockholders to be eligible for inclusion in our proxy statement, they must be received by us at our principal executive offices, 121 South 17th Street, Mattoon, Illinois 61938-3987 (Attention: Secretary), no later than March 20, 2012.  Also, when the Board of Directors determines it advisable to designate the date and time of the 2012 annual meeting of stockholders, we will notify stockholders of the meeting date and time.

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

Additional information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the 2012 Annual Meeting of our Stockholders, which proxy statement is expected to be filed before April 29, 2012.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the 2012 Annual Meeting of our Stockholders, which proxy statement is expected to be filed before April 29, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the 2012 Annual Meeting of our Stockholders, which proxy statement is expected to be filed before April 29, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the 2012 Annual Meeting of our Stockholders, which proxy statement is expected to be filed before April 29, 2012.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the 2012 Annual Meeting of our Stockholders, which proxy statement is expected to be filed before April 29, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                 Index to exhibits, financial statements and schedules.

(1)         The following consolidated financial statements and reports are included beginning on page F-1 hereof:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations — For the years ended December 31, 2011, 2010, and 2009.

Consolidated Balance Sheets — December 31, 2011 and 2010.

Consolidated Statements of Changes in Stockholders’ Equity  — For the years ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows — For the years ended December 31, 2011, 2010, and 2009.

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
2.1*

Agreement and Plan of Merger, dated as of February 5, 2012, by and among the Company, SureWest Communications, WH Acquisition Corp. and WH Acquisition II Corp. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 5, 2012)

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)
3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 3, 2011 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 4, 2011)

3.3	Form of Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q for the period ended September 30, 2009)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)
10.1

Amendment Agreement dated June 8, 2011 among Consolidated Communications Holdings, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated June 13, 2011)

10.2

Amended and Restated Credit Agreement, dated June 8, 2011, among Consolidated Communications Holdings, Inc., as Parent Guarantor, Consolidated Communications, Inc., as Borrower (“CCI”), the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender, CoBank, ACB, as syndication agent, General Electric Capital Corporation, as documentation agent, The Royal Bank of Scotland PLC, as documentation agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 13, 2011), as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of February 17, 2012, by and among the Company, CCI, the Subsidiary Loan Parties identified therein, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 17, 2012)

10.3

Revolving Extension Agreement, dated July 7, 2011, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., the Revolving-1 Lenders referred therein and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as administrative agent (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 4, 2011)

10.4

Form of Collateral Agreement, dated December 31, 2007, by and among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of Consolidated Communications Holdings, Inc. identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-K for the period ended December 31, 2007)

10.5

Form of Guaranty Agreement, dated December 31, 2007, made by Consolidated Communications Holdings, Inc. and certain subsidiaries of Consolidated Communications Holdings, Inc. identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as

Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-K for the period ended December 31, 2007)
10.6

Letter Agreement, dated March 31, 2008, by Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), and agreed to and acknowledged by Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 31, 2008)

10.7

Letter Agreement dated August 6, 2008 by Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), and agreed to and acknowledged by Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2008)

10.8

Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.12 to Form S-4 dated October 26, 2004, file no. 333-119968)

10.9

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2010)

10.10

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2010)

10.11

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 22, 2010)

10.12

Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company (incorporated by reference to Exhibit 10.13 to Form S-4 dated October 26, 2004, file no. 333-119968)

10.13

Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002 (incorporated by reference to Exhibit 10.14 to Form S-4 dated October 26, 2004, file no. 333-119968)

10.14

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

10.15**

Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (As Amended and Restated Effective May 4, 2010) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2010)

10.16**	Form of Employment Security Agreement with Robert J. Currey (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 4, 2009)
10.17**	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to Form 8-K dated December 4, 2009)
10.18**

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to Form 10-K for the period ended December 31, 2007)

10.19**	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 12, 2007)
10.20	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to Form 8-K dated March 12, 2007)
10.21	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to Form 8-K dated March 12, 2007)
10.22**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to Form 8-K dated March 12, 2007)
10.23**	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to Form 8-K dated March 12, 2007)
10.24**

Separation Agreement dated May 3, 2011 between Consolidated Communications Holdings, Inc. and Joseph R. Dively (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 4, 2011)

10.25

Commitment Letter, dated February 5, 2012, from Morgan Stanley Senior Funding, Inc. and agreed to and accepted by Consolidated Communications, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 5, 2012

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

101***

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*

Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted. The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**	Compensatory plan or arrangement.
***

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mattoon, State of Illinois, on the 5th day of March 2012.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

By:	/s/ Robert J. Currey
Name:	Robert J. Currey
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Robert J. Currey	President and Chief Executive Officer and	March 5, 2012
	Robert J. Currey	Director
(Principal Executive Officer)

By:	/s/ Steven L. Childers	Senior Vice President and Chief Financial	March 5, 2012
	Steven L. Childers	Officer
(Principal Financial and Accounting Officer)

By:	/s/ Richard A. Lumpkin	Chairman of the Board and Director	March 5, 2012
Richard A. Lumpkin

By:	/s/ Roger H. Moore	Director	March 5, 2012
Roger H. Moore

By:	/s/ Maribeth S. Rahe	Director	March 5, 2012
Maribeth S. Rahe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2012, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri

March 5, 2012

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except per share amounts)	2011	2010	2009

Net revenues	$374,263	$383,366	$406,167
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	139,264	142,302	145,460
Selling, general and administrative expenses	81,050	88,025	104,774
Debt refinancing costs	2,649	—	—
Depreciation and amortization	88,745	87,142	85,227
Operating income	62,555	65,897	70,706
Other income (expense):
Interest expense, net of interest income	(49,394)	(50,740)	(57,935)
Investment income	27,843	27,744	25,770
Other, net	823	(758)	(207)
Income before income taxes	41,827	42,143	38,334
Income tax expense	14,845	8,991	12,399
Net income	26,982	33,152	25,935
Less: net income attributable to noncontrolling interest	572	557	1,030
Net income attributable to common stockholders	$26,410	$32,595	$24,905

Net income per common share—basic	$0.88	$1.09	$0.84

Net income per common share—diluted	$0.88	$1.09	$0.84

Cash dividends per common share	$1.55	$1.55	$1.55

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share amounts)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$105,704	$67,654
Accounts receivable, net of allowance for doubtful accounts of $2,547 in 2011 and $2,694 in 2010	35,492	42,012
Inventories	7,151	7,972
Income tax receivable	8,988	6,490
Deferred income taxes	4,825	5,672
Prepaid expenses and other current assets	6,170	6,450
Total current assets	168,330	136,250

Property, plant and equipment, net	332,046	356,057
Investments	98,069	99,105
Goodwill	520,562	520,562
Customer lists, net	57,811	79,950
Tradenames	12,347	12,347
Deferred debt issuance costs, net and other assets	4,904	5,275
Total assets	$1,194,069	$1,209,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,673	$9,972
Advance billings and customer deposits	20,324	22,088
Dividends payable	11,571	11,530
Accrued expense	24,571	22,649
Current portion of senior secured term debt	8,800	—
Current portion of capital lease obligations	192	132
Current portion of derivative liability	3,580	6,374
Current portion of pension and postretirement benefit obligations	2,579	2,847
Total current liabilities	85,290	75,592
Long-term portion of capital lease obligation	4,519	3,993
Senior secured long-term debt	871,200	880,000
Deferred income taxes	77,327	73,628
Pension and other postretirement obligations	93,754	80,621
Other long-term liabilities	14,167	23,837
Total liabilities	1,146,257	1,137,671

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,869,512 and 29,763,122, shares outstanding as of December 31, 2011 and 2010, respectively	299	298
Additional paid-in capital	79,852	98,126
Retained earnings	—	—
Accumulated other comprehensive loss, net	(37,833)	(31,471)
Noncontrolling interest	5,494	4,922
Total stockholders’ equity	47,812	71,875
Total liabilities and stockholders’ equity	$1,194,069	$1,209,546

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

					Accumulated
	Common Stock		Additional Paid in	Retained	Other Comprehensive	Non- controlling
(In thousands except share amounts)	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total

Balance, January 1, 2009	29,488,408	$295	$129,284	$—	$(59,479)	$5,185	$75,285

Dividends on common stock		—	(21,021)	(24,905)	—	—	(45,926)
Shares issued under employee plan, net of forfeitures	154,752	1	—	—	—	—	1
Non-cash, stock-based compensation		—	1,927	—	—	—	1,927
Purchase and retirement of common stock	(34,507)	—	(545)	—	—	—	(545)
Tax on restricted stock vesting		—	198	—	—	—	198
Pension tax adjustment		—	(97)	—	—	—	(97)
Comprehensive income (loss):
Net income		—	—	24,905	—	1,030	25,935
Change in prior service cost and net loss, net of tax of $8,345		—	—	—	14,022	—	14,022
Change in fair value of cash flow hedges, net of tax of $5,707		—	—	—	9,917	—	9,917
Total comprehensive income							49,874
Balance, December 31, 2009	29,608,653	$296	$109,746	$—	$(35,540)	$6,215	$80,717

Dividends on common stock		—	(13,584)	(32,595)	—	—	(46,179)
Shares issued under employee plan, net of forfeitures	208,007	2	—	—	—	—	2
Non-cash, stock-based compensation		—	2,363	—	—	—	2,363
Purchase and retirement of common stock	(53,538)	—	(1,001)	—	—	—	(1,001)
Tax on restricted stock vesting		—	602	—	—	—	602
Distributions to non-controlling interests		—	—	—	—	(1,850)	(1,850)
Comprehensive income (loss):
Net income		—	—	32,595	—	557	33,152
Change in prior service cost and net loss, net of tax of $948		—	—	—	1,572	—	1,572
Change in fair value of cash flow hedges, net of tax of $1,430		—	—	—	2,497	—	2,497
Total comprehensive income							37,221
Balance, December 31, 2010	29,763,122	$298	$98,126	$—	$(31,471)	$4,922	$71,875

Dividends on common stock		—	(19,938)	(26,410)	—	—	(46,348)
Shares issued under employee plan, net of forfeitures	145,383	1	—	—	—	—	1
Non-cash, stock-based compensation		—	2,132	—	—	—	2,132
Purchase and retirement of common stock	(38,993)	—	(726)	—	—	—	(726)
Tax on restricted stock vesting		—	258	—	—	—	258
Comprehensive income (loss):
Net income		—	—	26,410	—	572	26,982
Change in prior service cost and net loss, net of tax of $8,434		—	—	—	(13,959)	—	(13,959)
Change in fair value of cash flow hedges, net of tax of $4,434		—	—	—	7,597	—	7,597
Total comprehensive income							20,620
Balance, December 31, 2011	29,869,512	$299	$79,852	$—	$(37,833)	$5,494	$47,812

Consolidated Communications Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2011	2010	2009

Operating Activities
Net income	$26,982	$33,152	$25,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,745	87,142	85,227
Deferred income taxes	8,546	(2,390)	57
Decrease in uncertain tax positions	(262)	(5,169)	—
Loss on disposal of assets	370	2,057	2,491
Cash distributions from wireless partnerships in excess of/(less than) current earnings	945	16	(3,091)
Stock-based compensation expense	2,132	2,363	1,927
Amortization of deferred financing costs	1,411	1,293	1,301
Changes in operating assets and liabilities:
Accounts receivable, net	6,520	113	2,967
Income taxes receivable	(2,498)	(3,699)	775
Inventories	821	(1,084)	608
Other assets	280	273	363
Accounts payable	3,701	(3,510)	1,146
Accrued expenses and other liabilities	(7,509)	4,457	(3,399)
Net cash provided by operating activities	130,184	115,014	116,307
Investing Activities
Additions to property, plant and equipment, net	(42,593)	(41,789)	(42,352)
Proceeds from the sale of assets	840	1,065	725
Other	272	35	—
Net cash used for investing activities	(41,481)	(40,689)	(41,627)
Financing Activities
Fees paid for the modification of debt	(3,471)	—	—
Distributions to noncontrolling interest	—	(1,850)	—
Payment of capital lease obligation	(149)	(399)	(922)
Repurchase and retirement of common stock	(726)	(1,001)	(545)
Dividends on common stock	(46,307)	(46,179)	(45,926)
Net cash used for financing activities	(50,653)	(49,429)	(47,393)
Net increase in cash and equivalents	38,050	24,896	27,287
Cash and cash equivalents at beginning of year	67,654	42,758	15,471
Cash and cash equivalents at end of year	$105,704	$67,654	$42,758

Supplemental disclosure of cash flow:
Interest paid	$47,215	$50,205	$56,026
Income taxes paid	$8,788	$18,706	$10,996

Consolidated Communications Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      Nature of Operations

Consolidated Communications Holdings, Inc. and its wholly-owned subsidiaries, which are collectively referred to as “Consolidated”, the “Company”, “we”, “our” or “us” unless the context otherwise requires, operates its businesses under the name Consolidated Communications.  We are an established rural local exchange carrier (“RLEC”) offering a wide range of telecommunications services to residential and business customers in Illinois, Texas and Pennsylvania including: local and long-distance service; high-speed broadband Internet access (“DSL”); standard and high-definition digital television (“IPTV”); digital telephone service (“VOIP”); custom calling features; private line services; carrier access services; network capacity services over our regional fiber optic network; directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  At December 31, 2011, we had 227,992 local access lines, 110,913 DSL lines, 34,356 IPTV subscribers, 9,199 VOIP, and an estimated 89,774 CLEC access line equivalents.

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

Goodwill and other intangible assets

In accordance with the applicable guidance on accounting for goodwill and other intangible assets, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Tradenames have been determined to have indefinite lives; thus they are not amortized but are tested annually for impairment using discounted cash flows based on a relief from royalty method.  We evaluate the carrying value of goodwill as of November 30 of each year and compare the carrying value of each reporting unit to its fair value to determine whether or not a potential impairment exists.  Our analysis conducted during the fourth quarters of 2011 and 2010 determined that there was no impairment of any of our assets.

The accounting guidance applicable to intangible assets also provides that assets that have finite lives should be amortized over their useful lives.  Customer lists are amortized on a straight-line basis over their estimated useful lives (ranging from 5 to 13 years) based upon our historical experience with customer attrition.  In accordance with the applicable guidance relating to the impairment or disposal of long-lived assets, we evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.

Fair Values of Financial Instruments

We use the following methods in estimating fair value for financial instruments:

Cash and cash equivalents, short-term investments, accounts receivable and accounts payable:  The carrying amounts reported in the consolidated balance sheets approximate fair value.

Derivatives:  The fair value of derivatives (i.e., interest rate swaps) is determined using publicly available interest rate yield curves adjusted for non-performance.

Long-term debt:  Because our long-term debt reprices monthly, the carrying amount of our borrowings under our secured credit facility approximates fair value.

Derivatives and Hedging Activities

Derivative instruments are accounted for in accordance with the FASB’s applicable guidance on accounting for derivative instruments and hedging activity.  This guidance provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities.  It also requires that derivatives be recorded on the consolidated balance sheet at fair value and establishes criteria for hedges of changes in fair values of assets, liabilities, or firm commitments; hedges of variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations.  The Company currently uses derivatives only to hedge the variable cash flows of future interest payments on long-term debt.  To the extent a derivative qualifies as a cash flow hedge, the gain or loss associated with the effective portion is recorded as a component of Accumulated Other Comprehensive Income (Loss) and any ineffectiveness is recorded immediately in earnings.  Changes in the fair value of derivatives that do not meet the criteria for hedge accounting are recognized in the consolidated statements of operations.  Fair value is determined based on publicly available interest rate yield curves and an estimate of our nonperformance risk or our counterparty’s nonperformance credit risk, as applicable.  We do not anticipate any nonperformance by any counterparty.  When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.

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

Estimated useful lives are as follows:

Years

Buildings	18 – 40
Network and outside plant facilities	3 – 50
Furniture, fixtures and equipment	3 – 15
Capital leases	11

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

Advertising costs

The costs of advertising are charged to expense as incurred.  Advertising expenses totaled $2.4 million, $2.5 million and $1.7 million in 2011, 2010 and 2009, respectively.

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

Stock-based compensation

We maintain one stock-based compensation plan.  The plan provides for the grant of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees.  We account for stock-based compensation under the applicable accounting guidance which requires all stock-based awards to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values.  We recognized stock-based compensation expense of $2.1 million, $2.4 million and $1.9 million in 2011, 2010 and 2009, respectively.

Earnings per Common Share

We apply the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share and use the two-class method to compute basic and diluted earnings per share.  To the extent that stock-based compensation is anti-dilutive, it is excluded from the calculation of diluted earnings per share.

Noncontrolling Interest

ETFL is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity to certain customers within Texas over a fiber optic transport network.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued (See Note 25).

Adoption of Recent Accounting Pronouncements Applicable to the Company

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements.  Certain disclosure requirements of ASU No. 2010-06 were effective beginning in the first quarter of 2010, while other disclosure requirements of ASU No. 2010-06 were effective in the first quarter of 2011.  Adoption of this guidance on January 1, 2011 required only additional disclosures concerning fair value measurements, and did not affect the Company’s financial condition, results of operations or cash flows.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this provision will impact the presentation of the Company’s consolidated financial statements.

3.                                      Affiliated Transactions

Richard A. Lumpkin, Chairman of the Board, together with his family, beneficially owned 41.3% and 49.7% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2011 and 2010, respectively.  Mr. Lumpkin also is a director of Agracel.

Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had beneficial ownership of 70.7% and 74.85% of LATEL at December 31, 2011 and 2010, respectively.  On December 22, 2010, the Company entered into new lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis which became effective on December 1, 2010.  Prior to the new lease agreements signed on December 22, 2010, the Company had leased five properties from LATEL which were used as office and warehouse space.  In 2010, the Company assigned one of the five leased buildings to the purchaser of its CMR business at closing.  On July 21, 2010, the Company gave notice to LATEL of its intent to vacate the remaining four leases, in accordance with the terms of the lease agreements.  On December 22, 2010, the Company signed new lease agreements on three of the four leases.  The Company vacated the fourth leased building at the end of the lease term on June 30, 2011.  In accordance with the Company’s related person transactions policy, the new leases were approved by the Company’s Audit Committee and Board of Directors.

The three new leases each have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the expiration date.  The three leases require total rental payments to LATEL of approximately $7.9 million over the terms of the leases.  In accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases, we have treated each of the three leases as capital leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The carrying value of the capital leases at December 31, 2011 was approximately $4.0 million and at December 31, 2010 was approximately $4.1 million.

These triple net leases required us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes.  We recognized rent expense of $0.2 million in 2011, $1.2 million in 2010 and $1.4 million in 2009 with regard to these leases.    In 2011, we amortized $0.5 million in interest expense and $0.1 million in amortization expense related to the capitalized leases.

Agracel is the sole managing member and 66.7% owner of MACC, LLC (“MACC”).  Mr. Lumpkin, together with his family, owns the remainder of MACC.  The Company had leased certain office space from MACC which was used by CMR.  With the sale of our CMR business unit in early 2010, we assigned the lease associated with this office space to the purchaser of that business at closing.  We recognized rent expense in the amount of $32 thousand in 2010 and $0.2 million in 2009 in connection with this lease.

Mr. Lumpkin, together with members of his family, beneficially owns 100% of SKL Investment Group, LLC (“SKL”).  The Company charged SKL $56 thousand in 2011, 2010 and 2009, respectively, for use of office space, computers, telephone service and other office-related services.

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

(In thousands)	2011	2010	2009
Fees charged from First Mid-Illinois for:
Banking services	$4	$8	$10
401(k) plan administration	14	14	11
Interest income earned on deposits at First Mid-Illinois	8	8	6
Fees charged to first Mid-Illinois for telecommunication services	532	455	456

4.                                      Prepaid and other current assets

Prepaid and other current assets at December 31 are as follows:

(In thousands)	2011	2010

Prepaid maintenance	$1,980	$2,242
Prepaid taxes	440	182
Deferred charges	784	961
Prepaid insurance	313	392
Prepaid expense - other	2,607	2,603
Other current assets	46	70
Total	$6,170	$6,450

5.                                      Property, plant and equipment

Property, plant and equipment at December 31 are as follows:

(In thousands)	2011	2010

Land and buildings	$66,704	$66,499
Network and outside plant facilities	897,140	869,565
Furniture, fixtures and equipment	73,185	81,920
Assets under capital lease	10,014	9,279
Less: accumulated depreciation	(721,527)	(675,390)
	325,516	351,873
Construction in progress	6,530	4,184
Totals	$332,046	$356,057

Depreciation expense totaled $66.6 million, $65.0 million and $63.1 million in 2011, 2010 and 2009, respectively.  Amortizations of assets under capital lease are included in depreciation expense.

6.                                      Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimated fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  In 2011 and 2010, we received cash distributions from these partnerships totaling $11.1 million and $11.7 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provides cellular service in and around our Pennsylvania service territory.  Because we have some influence over the operating and financial policies of these entities, we account for the investments using the equity method.  In 2011 and 2010, we received cash distributions from these partnerships totaling $17.2 million and $15.6 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $28.5 million.  In 2011 we disposed of our 50% ownership interest in Boulevard Communications, LLP, a competitive access provider in western Pennsylvania and recorded a loss of $22 thousand.

Investments at December 31 are as follows:

(In thousands)	2011	2010

Cash surrender value of life insurance policies	$1,978	$1,960
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34%)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60%)	22,950	22,950
CoBank, ACB Stock	3,394	3,148
Other	15	25
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19, 422	19,253
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,063	7,191
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	21,797	22,971
Boulevard Communications, LLP (50% interest)	—	157
Total	$98,069	$99,105

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, who has traditionally been a significant lender in the Company’s credit facility.   The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Selective summarized financial information for the equity method investments at December 31 was as follows:

(In thousands)	2011	2010	2009

Total revenues	$305,965	$258,249	$236,835
Income from operations	84,803	77,830	65,565
Income before taxes	84,844	79,473	66,832
Net income	84,483	78,973	66,501

Current assets	44,739	48,802	47,894
Non-current assets	79,432	78,262	76,906
Current liabilities	14,523	12,916	11,035
Non-current liabilities	1,096	874	623
Partnership equity	108,552	113,293	113,260

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

The Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected LIBOR-based yield curve and estimates of counterparty and the Company’s non-performance risk as the most significant inputs.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2011, were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap liabilities	(3,580)	—	(3,580)	—
Long-term interest rate swap liabilities	(12,401)	—	(12,401)	—
Totals	$(15,981)	$—	$(15,981)	$—

The Company’s net liabilities measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2010, were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap assets	$20	$—	$20	$—
Current interest rate swap liabilities	(6,374)	—	(6,374)	—
Long-term interest rate swap liabilities	(21,751)	—	(21,751)	—
Totals	$(28,105)	$—	$(28,105)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  Our long-term debt reprices monthly, therefore carrying amount of our borrowings under our secured credit facility approximates fair value. The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$48,282	n/a	$49,572	n/a
Investments, at cost	$47,809	n/a	$47,573	n/a
Long-term debt	$880,000	$880,000	$880,000	$880,000

The Company’s investments at December 31, 2011 and 2010 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  It is not practicable to estimate fair value of these investments.

Our long-term debt allows us to select a one month LIBOR repricing option, which we have elected.  As such, the carrying value of this debt approximates its fair value.

8.                                      Goodwill and Other Intangible Assets

In accordance with the applicable accounting guidance, goodwill and indefinite life tradenames are not amortized but are subject to impairment testing at least annually or more frequently if circumstances indicate potential impairment.  Our reporting units consist of Telephone Operations and Other Operations.

We completed our 2011 annual impairment test relying on both a discounted cash flow valuation technique, and to a lesser extent, a market approach.  The discount rate, sales growth and profitability assumptions are material assumptions utilized in our discounted cash flow model.  The discount rate is an after-tax, weighted-average cost of capital (“WACC”).  The WACC is calculated based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as beta and the equity risk premium) are based upon market data over time.  Sales growth rates and profitability assumptions are aligned with our long-term strategic planning process and reflect the best estimate of future results based on all information available to us at the assessment date.

We also evaluated the carrying value of our reporting units using a market-based approach.  In applying this methodology, we looked at recent transactions involving other comparable RLECs and the market multiples being paid relative to enterprise value.  This approach confirmed the indicative fair values under the discounted cash flow approach.

The impairment testing in 2011 and 2010 indicated no impairment of goodwill.

The following table presents the carrying amount of goodwill by segment:

(In thousands)	Telephone Operations	Other Operations	Total

Balance at December 31, 2009	$519,542	$1,020	$520,562
Balance at December 31, 2010	$519,542	$1,020	$520,562
Balance at December 31, 2011	$519,542	$1,020	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinite lived intangibles.  The carrying value of the tradenames was $12.3 million at December 31, 2011 and 2010, respectively.  For the years ended December 31, 2011 and 2010, we completed our annual impairment test using a discounted cash flow methodology based on a relief from royalty method and determined that there was no impairment of our tradenames.  However, in 2010, as part of the sale of our Operator Services business unit, we agreed to allow the buyer to use the name Consolidated Operator Services.  As a result, we reduced the value of the tradenames by $1.1 million which had previously been allocated to our Operator Services business unit.  In 2009, as part of the sale of our CMR business unit, we agreed to allow the buyer to use the name Consolidated Marketing Response.  As a result, we reduced the value of the tradenames in 2009 by $0.8 million which was the amount that had previously been allocated to our CMR business unit.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  We eliminated approximately $7.3 million from both the gross customer list carrying amount and the accumulated amortization on November 30, 2010 as a result of the sale of our Operator Services business unit.  The carrying amount of customer lists at December 31 is as follows:

	Telephone Operations		Other Operations
(In thousands)	2011	2010	2011	2010

Gross carrying amount	$193,124	$193,124	$4,405	$4,405
Less: accumulated amortization	(135,754)	(114,055)	(3,964)	(3,524)
Net carrying amount	$57,370	$79,069	$441	$881

Amortization associated with customer lists totaled approximately $22.1 million in 2011, $22.1 million in 2010 and $22.2 million in 2009. The weighted-average remaining period over which customer lists are being amortized is 2.6 years. The estimated future amortization expense is as follows:

(In thousands)
2012	$22,139
2013	8,323
2014	8,323
2015	8,323
2016	8,323
2017	2,380
Total	$57,811

9.                                      Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets at December 31 are as follows:

(In thousands)	2011	2010

Deferred debt issuance costs, net	$4,833	$5,171
Other assets	71	104
Total	$4,904	$5,275

During 2011, we have capitalized an additional $1.1 million in deferred debt issuance costs related to our credit agreement amendment (see Note 11 for a more in depth description of this transaction).  As of December 31, 2011, the remaining deferred debt issuance costs of $4.8 million related to our secured credit facility will be amortized over the period of the maturity dates of the corresponding tranches.

10.                               Accrued Expenses

Accrued expenses at December 31 are as follows:

(In thousands)	2011	2010

Accrued salaries	$5,851	$4,998
Accrued employee benefits	4,384	4,440
Taxes payable	4,599	5,035
Accrued interest	237	104
Accrued site commissions	3,559	2,338
Other accrued expenses	5,941	5,734
Totals	$24,571	$22,649

11.                               Debt

Long-term debt at December 31 consist of the following:

(In thousands)	2011	2010

Senior secured credit facility - revolving loan	$—	$—
Senior secured credit facility - term loan	880,000	880,000
	880,000	880,000
Less: current portion	(8,800)	—
Total long-term debt	$871,200	$880,000

Future maturities of long-term debt as of December 31, 2011, are as follows:

(In thousands)
2012	$8,800
2013	8,800
2014	465,619
2015	4,091
2016	4,091
Thereafter	388,599
$880,000

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit) and an $880 million term loan facility.  Borrowings under the credit facility are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.

The terms of the credit agreement were amended on June 8, 2011.  Prior to the amendment, the credit facility was made up of only one tranche of $880 million and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The June 8, 2011 amendment of the term loan credit facility split the one tranche into two separate tranches, resulting in different maturity dates and interest rate margins for each term loan tranche of debt.  The first term loan tranche consists of $470.9 million aggregate principal amount matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche of $409.1 million aggregate principal amount matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments beginning March 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.55:1 at December 31, 2011, the borrowing margin for the next three month period ending March 31, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of December 31, 2011 or December 31, 2010.

In connection with amending our credit agreement in June 2011, fees totaling $2.6 million were recognized as expense and recorded in debt refinancing costs in the Consolidated Statements of Operations while $1.1 million in fees were capitalized as deferred debt issuance costs in the Consolidated Balance Sheets.

The weighted-average interest rate incurred on our credit facilities for the years ended December 31, 2011 and 2010, including amounts paid on our interest rate swap agreements and the applicable margin, was 5.37% and 5.71% per annum, respectively.

Our credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, as defined in the amended credit agreement.  As of December 31, 2011, we were in compliance with the credit agreement covenants.

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Adjusted EBITDA (a) minus, to the extent not deducted in the determination of Adjusted EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period, net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the Senior Note Redemption; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness (other than in connection with the Merger, the Senior Note Redemption or any Permitted Refinancing) and net increases in outstanding Revolving Loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges during such period; (viii) all cash payments made during such period on account of losses or charges expensed prior to such period (to the extent not deducted in the determination of Consolidated EBITDA for such prior period) and (ix) all Transaction Fees added back for such period, (b) plus, to the extent not included in the determination of Consolidated EBITDA (i) cash interest income for such period; (ii) the cash amount realized in respect of extraordinary or unusual gains during such period; and (iii) net decreases in Revolving Loans during such period.  Based on the results of operations from October 1, 2005 through December 31, 2011, and after taking into consideration dividend payments (including the $11.6 million dividend declared in November 2011 and paid on February 1, 2012), we continue to have $171.9 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement), among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of December 31, 2011, our total net leverage ratio was 4.55:1.00, and our interest coverage ratio was 3.82:1.00.

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

Our credit agreement requires that no less than 50% of our term loan debt be fixed through the use of interest rate swaps.  At December 31, 2011 and December 31, 2010, the interest rate on approximately 60% and 72%, respectively, of our outstanding debt was fixed through the use of interest rate swaps.

The following interest rate swaps, all designated as cash flow hedges, were outstanding at December 31, 2011:

(In thousands)	Notional Amount	2011 Balance Sheet Location	Fair Value

Fixed to 3-month floating LIBOR	$100,000	Current portion of long-term liabilities	$(3,401)
Fixed to 3-month floating LIBOR	130,000	Other Long-term liabilities	(6,053)
3-month floating LIBOR minus spread to 1-month floating LIBOR	100,000	Current portion of Long-term liabilities	(179)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Other long-term liabilities	(269)
Fixed to 1-month floating LIBOR	300,000	Other long-term liabilities	(5,343)
Forward starting fixed to 1-month floating LIBOR	200,000	Other long-term liabilities	(736)
Total Fair Values			$(15,981)

The following interest rate swaps, all designated as cash flow hedges, were outstanding at December 31, 2010:

(In thousands)	Notional Amount	2010 Balance Sheet Location	Fair Value

Fixed to 3-month floating LIBOR	$200,000	Current portion of long-term liabilities	$(6,374)
Fixed to 3-month floating LIBOR	230,000	Other Long-term liabilities	(16,581)
3-month floating LIBOR minus spread to 1-month floating LIBOR	200,000	Prepaid and other current assets	20
3-month floating LIBOR minus spread to 1-month floating LIBOR	230,000	Other long-term liabilities	(73)
Fixed to 1-month floating LIBOR	200,000	Other long-term liabilities	(4,474)
Forward starting fixed to 1-month floating LIBOR	100,000	Other long-term liabilities	(623)
Total Fair Values			$(28,105)

The counterparties to our various swaps are six major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings.  At December 31, 2011 and 2010, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $15.9 million and $28.0 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions are as follows:

(In thousands)	2011	2010	2009

Gain recognized in accumulated other comprehensive loss AOCI (pretax)	$(12,032)	$(3,927)	$(15,624)
Gain arising from ineffectiveness reducing interest expense	$(93)	$(146)	$(107)
Deferred losses reclassed from AOCI to interest expense	$1,250	$4,742	$11,050

	December 31,
(In thousands, except months)	2011	2010

Aggregate notional value of current derivatives outstanding	$530,000	$630,000
Aggregate notional value of forward derivatives outstanding	$200,000	$100,000
Period through which derivative positions currently exist	June 2015	September 2013
Fair value of derivatives	$15,981	$28,105
Deferred losses included in AOCI (pretax)	$15,932	$27,963
Losses included in AOCI to be recognized in the next 12 months	$65	$1,250
Number of months over which loss in OCI is to be recognized	15	27

13.          Interest Expense, Net of Interest Income

The following table summarizes interest expense:

	Year Ended December 31,
(in thousands)	2011	2010	2009

Interest expense — credit facility	$27,349	$24,782	$25,443
Payments on swap liabilities, net	19,649	25,070	29,918
Other interest	629	848	1,023
Amortization of deferred financing fees	1,411	1,293	1,273
Uncertain tax position interest accrual	46	357	452
Interest expense — capital leases	647	45	—
Reversal of uncertain tax position interest accrual	(51)	(1,363)	—
Capitalized interest	(144)	(173)	(118)
Total interest expense	49,536	50,859	57,991
Less: interest income	(142)	(119)	(56)
Interest expense, net of interest income	$49,394	$50,740	$57,935

For the years ended December 31, 2011 and 2010, we reversed $0.1 million and $1.4 million, respectively, of accrued interest previously recorded as a result of a change in our uncertain tax liabilities for which the statute of limitations had expired.

14.          Retirement and Pension Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recorded expense with respect to these plans of $2.5 million in 2011, $2.4 million in 2010 and $2.6 million in 2009.

Qualified Retirement Plan

We sponsor a defined benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan although these benefits have previously been frozen.  We contribute amounts necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

Upon termination or retirement, the participant will receive both a cash balance pension benefit earned after January 1, 2011 as well as his/her frozen benefit under the final-average-pay pension benefit formula earned through December 31, 2010.

The asset allocations for our Retirement Plan at December 31 are as follows:

	2011	2010

Equity securities	63.1%	64.3%
Debt securities	34.8	34.0
Cash and equivalents	2.1	1.7
Total	100.0%	100.0%

We have established a Pension Committee that is responsible for overseeing the investments of the pension plan assets.  The Pension Committee is responsible for determining and monitoring the appropriate asset allocations and for selecting or replacing investment managers, trustees and custodians.  The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return.  The investments are further diversified within each asset classification.  The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.  The Retirement Plan’s current investment target allocations are 55% - 65% equities, with the remainder in fixed income funds and cash equivalents.  The Pension Committee reviews the actual asset allocation in light of these targets periodically and rebalances investments as necessary.  They also evaluate the performance of investment managers as compared to the performance of specified benchmarks and peers, and monitor the investment managers to ensure adherence to their stated investment style and to the Retirement Plan’s investment guidelines.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 7.  There have been no changes in the methodologies used at December 31, 2011 and 2010.

Common and International Stocks (Level 1):  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded multiplied by the number of shares owned.

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

The fair values of the Company’s pension plan assets at December 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Short-term investments (A)	$2,991	$191	$2,800	$—

Equities:
U.S. common stocks	22,090	22,090	—	—
International stocks	9,245	9,245	—	—
Mutual funds	42,999	42,999	—	—
Common Collective Trust	15,695	—	15,695	—

Fixed Income:
Mutual funds	49,716	49,716	—	—
Total	$142,736	$124,241	$18,495	$—

(A)  Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than a year.

The fair values of the Company’s pension plan assets at December 31, 2010 are as follows:

.		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Short Term Investments (A)	$2,534	$171	$2,363	$—

Equities:
U.S. common stocks	14,576	14,576	—	—
International stocks	9,743	9,743	—	—
Mutual funds	45,444	45,444	—	—
Common Collective Trust	24,705	—	24,705	—

Fixed Income:
Mutual funds	49,963	49,963	—	—
Total	$146,965	$119,897	$27,068	$—

(A)  Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than a year.

On December 31, 2011, the annual measurement date, our Retirement Plan had a projected benefit obligation of $202.3 million, while the fair value of the Retirement Plan’s assets were $142.7 million.  In accordance with the applicable accounting guidance, we recognized the unfunded status of the plan by recording an accrued pension liability of $59.6 million.

Items not yet recognized as a component of net periodic pension cost and amounts recognized in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2011	2010

Unfunded status	$(59,558)	$(46,131)

Amounts recognized in:
Long-term liabilities	(59,558)	(46,131)
Deferred taxes	(18,185)	(10,268)
Accumulated other comprehensive loss:
Unamortized prior service credit, net of deferred tax	(1,050)	(1,155)
Unamortized net actuarial loss, net of deferred tax	31,234	18,249

The amount of unamortized prior service credit that will be recognized as a reduction to net periodic pension cost in 2012 is expected to be approximately $0.2 million.  The amount of unamortized net actuarial losses that will be recognized as a component of net periodic pension cost in 2012 is expected to be approximately $2.4 million.

A summary of the components of net periodic pension cost for the Retirement Plan for the years ended December 31 is as follows:

(In thousands)	2011	2010	2009

Service cost	$1,277	$1,900	$2,109
Interest cost	10,902	11,197	11,099
Expected return on plan assets	(10,893)	(10,178)	(9,422)
Net amortization loss	751	845	2,673
Prior service credit amortization	(166)	(43)	(43)
Net periodic pension cost	$1,871	$3,721	$6,416

Assumptions utilized for the years ended December 31 are as follows:

	2011	2010	2009

Discount rate — net periodic benefit cost	5.86%	6.23%	6.12%
Discount rate — benefit obligation	5.35%	5.86%	6.23%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.70%
Rate of compensation/salary increase	3.06%	3.06%	3.16%

The change in the discount rate from 5.86% in 2010 to 5.35% in 2011 resulted in a change in the pension liability of $11.1 million.

The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2011	2010

Benefit obligation at the beginning of the year	$193,095	$184,904
Service costs	1,277	1,900
Interest costs	10,902	11,197
Actuarial loss	9,475	8,904
Benefits paid	(12,455)	(12,331)
Plan amendments	—	(1,479)
Benefit obligation at the end of the year	$202,294	$193,095

At December 31, 2011 and 2010, the projected benefit obligation exceeded the accumulated benefit obligation by $4.3 million and $4.5 million, respectively.

The actuarial loss for the year ended December 31, 2011 and December 31, 2010 results primarily from a change in the benefit obligation discount rate and a change in the demographic experience (including assumption changes).

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2011	2010

Fair value of plan assets at the beginning of the year	$146,965	$141,981
Employer contributions	9,450	—
Actual return on plan assets	(1,224)	17,315
Benefits paid	(12,455)	(12,331)
Fair value of plan assets at the end of the year	$142,736	$146,965

We expect to contribute approximately $12.6 million to our qualified pension plan in 2012.

The expected future benefits payments for the plan are as follows:

(in thousands)
2012	$12,924
2013	13,017
2014	13,084
2015	13,237
2016	13,338
2017 — 2021	68,069

Non-qualified Pension Plan

The Company also provides a non-qualified supplemental pension plan (“Restoration Plan”), which it acquired as part of its North Pittsburgh and TXUCV acquisitions.  The Restoration Plan covers certain former employees of our Pennsylvania and Texas operations.  The Restoration Plan restores benefits that were precluded under the Retirement Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the Retirement Plan’s definition of earnings.  One participant is a former North Pittsburgh employee while the remaining participants are all former employees of our Texas properties.

On December 31, 2011, the annual measurement date, our Restoration Plan had a projected benefit obligation of $1.1 million.  The Restoration Plan is unfunded and has no assets, and the benefits paid under the Restoration Plan come from the general operating funds of the Company.

In accordance with the applicable accounting guidance, we recognized the underfunded status of the plan by recording an accrued pension liability of $1.1 million.

Items not yet recognized as a component of net periodic pension cost and amounts recognized in the Consolidated Balance Sheets are as follows at December 31:

(In thousands)	2011	2010

Unfunded status	$(1,119)	$(1,006)

Amounts recognized in:
Current liabilities	(52)	(52)
Long-term liabilities	(1,066)	(954)
Deferred taxes	(184)	(157)
Accumulated other comprehensive loss:
Unamortized net actuarial loss, net of deferred tax	320	273

The amount of unamortized net actuarial losses that will be recognized as a component of net periodic pension cost in 2012 is expected to be $44 thousand.

A summary of the components of net periodic pension cost for the Restoration Plan for the years ended December 31 is as follows:

(In thousands)	2011	2010	2009

Service cost	$—	$—	$—
Interest cost	58	58	57
Net amortization loss	35	30	33
Net periodic pension cost	$93	$88	$90

Discount rate assumptions utilized for the years ended December 31 are as follows:

	2011	2010	2009

Net periodic benefit cost	5.86%	6.23%	6.08%
Benefit obligation	5.35%	5.86%	6.23%

The following table sets forth a reconciliation of the projected benefit obligation for the years ended December 31:

(In thousands)	2011	2010

Benefit obligation at the beginning of the year	$1,006	$954
Service costs	—	—
Interest costs	58	58
Actuarial (gain) loss	108	47
Benefits paid	(53)	(53)
Benefit obligation at the end of the year	$1,119	$1,006

At December 31, 2011 and 2010, the projected benefit obligation equaled the accumulated benefit obligation.

The actuarial loss for the years ended December 31, 2011 and 2010 results primarily from changes in demographic experience, including assumption changes.

The following table sets forth a reconciliation of the plan assets for the years ended December 31:

(In thousands)	2011	2010

Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	53	53
Benefits paid	(53)	(53)
Fair value of plan assets at the end of the year	$—	$—

In 2012, we anticipate making contributions to our non-qualified pension plans totaling approximately $0.1 million.

The expected future benefits payments for the plan are as follows:

(in thousands)
2012	$52
2013	53
2014	53
2015	53
2016	53
2017 — 2021	286

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the Board of Directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.6 million in 2011 and in 2010, respectively.  The net present value of the remaining obligations was approximately $2.5 million and $2.9 million as of December 31, 2011 and 2010, respectively, and is included in pension and postretirement benefit obligations in the accompanying consolidated balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We recognized $0.6 million in other income due to the receipt of life insurance proceeds in 2011.  We did not receive or recognize any proceeds in 2010.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.0 million at December 31, 2011 and 2010, respectively.  These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.  The aggregate death benefit payable under these policies totaled $7.8 million and $8.3 million as of December 31, 2011 and 2010, respectively.

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

On December 31, 2011, the annual measurement date, our Postretirement Plan had a projected benefit obligation of $33.2 million, which is less than the projected benefit obligation at December 31, 2010 of $33.5 million.  The Postretirement Plan is unfunded and has no assets, and benefits under the Postretirement Plan are paid from the general operating funds of the Company.

Items not yet recognized as a component of net periodic pension cost and amounts recognized in the consolidated balance sheets are as follows at December 31:

(In thousands)	2011	2010

Unfunded status	$(33,184)	$(33,476)

Amounts recognized in:
Current liabilities	(2,527)	(2,795)
Long-term liabilities	(30,657)	(30,681)
Deferred taxes	1,919	2,408
Accumulated other comprehensive (income) loss:
Unamortized prior service credit, net of deferred tax	977	1,101
Unamortized net actuarial gain, net of deferred tax	1,875	2,574

The amount of unamortized prior service credit that will be recognized as a reduction to net periodic postretirement cost in 2012 is expected to be approximately $0.2 million.  In 2012, there is not an expected unamortized net actuarial gain to reduce the net periodic postretirement cost.

Net periodic postretirement benefit cost for the years ended December 31 includes the following components:

(In thousands)	2011	2010	2009

Service cost	$749	$668	$813
Interest cost	1,690	1,835	2,146
Net prior service cost amortization	(189)	(447)	(963)
Net gain amortization	(212)	(234)	(22)
Net periodic postretirement benefit cost	$2,038	$1,822	$1,974

The change in benefit obligation for the years ended December 31 includes the following components:

(In thousands)	2011	2010

Benefit obligation at the beginning of the year	$33,476	$36,214
Service cost	749	668
Interest cost	1,690	1,835
Plan participant contributions	480	586
Actuarial loss (gain)	911	(2,705)
Benefits paid	(4,122)	(3,122)
Benefit obligation at the end of the year	$33,184	$33,476

Discount rate assumptions utilized for the years ended December 31 are as follows:

	2011	2010	2009

Net periodic benefit cost	5.58%	6.10%	6.15%
Benefit obligation	5.22%	5.58%	6.10%

The expected future benefits payments for the plan are as follows:

(in thousands)
2012	$2,595
2013	2,524
2014	2,583
2015	2,613
2016	2,647
2017 – 2021	12,445

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 9% annual rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) was assumed for the plan in 2012, declining to a rate of 5.00% in 2018.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease

Effect on total of service and interest cost components	$252	$(215)
Effect on postretirement benefit obligation	$2,794	$(2,432)

16.                               Other Long-term Liabilities

Other long-term liabilities are as follows:

	December 31,
(In thousands)	2011	2010

Long-term derivative liabilities	$12,401	$21,751
Uncertain tax positions	1,224	1,475
Accrued interest on uncertain tax positions	50	56
Other long-term liabilities	492	555
Total	$14,167	$23,837

17.                               Stock-based Compensation Plans

As of December 31, 2011, we maintained one stock-based compensation plan, the Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan was initially approved by stockholders effective July 21, 2005, and was subsequently amended on May 5, 2009 and May 4, 2010.  The Plan provides for the grant of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  The term of the awards granted under the Plan is determined by the Compensation Committee of the Board of Directors and cannot exceed 10 years from the date of grant.  Restricted stock grants generally vest at the rate of 25% per year in December of each year.  The maximum number of shares of common stock that may be issued under the Plan is limited to 1,650,000 provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue in effect until May 5, 2019.

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

Pretax stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009

Restricted stock	$1.3	$1.4	$1.1
Performance shares	0.8	1.0	0.8
Total	$2.1	$2.4	$1.9

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2011, we had not yet recognized the following expected compensation expense for non-vested awards.

(in millions)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$2.3	1.0
Performance shares	0.9	0.8
Total	$3.2	0.9

The following table presents restricted stock activity by year:

	2011		2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding — January 1	101,435	$17.40	82,375	$12.08	74,391	$16.62
Shares granted	127,377	17.92	115,949	18.65	96,447	9.05
Shares vested	(58,008)	17.25	(65,855)	14.67	(64,499)	12.65
Shares forfeited, cancelled or retired	(41,601)	17.99	(31,034)	13.77	(23,964)	12.44
Non-vested restricted shares outstanding — December 31	129,203	$17.79	101,435	$17.40	82,375	$12.08

(1)           Represents the weighted—average fair value on date of grant.

The following table presents performance-based share activity by year:

	2011		2010		2009
	# of Shares	Price(1)	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding — January 1	68,880	$15.74	46,578	$11.72	31,137	$15.68
Shares granted	50,440	17.92	98,002	18.65	61,544	9.05
Shares vested	(38,610)	16.19	(47,252)	16.93	(32,321)	10.89
Shares forfeited, cancelled or retired	(29,831)	16.63	(28,448)	17.21	(13,782)	10.67
Non-vested performance shares outstanding — December 31	50,879	$17.04	68,880	$15.74	46,578	$11.72

(1)          Represents the weighted—average fair value on date of grant.

18.                               Income Taxes

The components of the income tax provision for the years ended December 31 are as follows:

	For the Year Ended
(In thousands)	2011	2010	2009
Current:
Federal	$5,657	$9,904	$9,778
State	642	2,251	2,564

Deferred:
Federal	8,209	(1,796)	2,266
State	337	(1,368)	(2,209)
Total Income tax expense	$14,845	$8,991	$12,399

The following is a reconciliation between the statutory federal income tax rate and the Company’s overall effective tax rate for the years ended December 31:

	Year ended December 31,
(In percentages)	2011	2010	2009

Statutory federal income tax rate	35.0	35.0	35.0
State income taxes, net of federal benefit	0.8	(0.1)	2.9
Other permanent differences	(0.8)	(0.3)	0.1
Change in tax reserves	(0.6)	(10.9)	—
Change in deferred tax rate	0.9	(1.4)	(2.7)
Other	0.2	(1.0)	(2.9)
	35.5	21.3	32.4

Cash paid for federal and state income taxes was $8.8 million during 2011, $18.7 million during 2010, and $11.0 million during 2009.

Deferred Taxes

Net deferred taxes consist of the following components at December 31:

	Year ended December 31,
(In thousands)	2011	2010
Current deferred tax assets:
Reserve for uncollectible accounts	$964	$1,062
Accrued vacation pay deducted when paid	1,153	1,077
Accrued expenses and deferred revenue	2,708	3,533
	4,825	5,672

Non-current deferred tax assets:
Net operating loss carryforwards	2,216	1,453
Pension and postretirement obligations	34,303	29,559
Stock-based compensation	427	465
Derivative instruments	5,872	10,183
State tax credit carryforwards	2,216	2,272
Other	427	450
	45,461	44,382
Non-current deferred tax liabilities:
Goodwill and other intangibles	(31,106)	(34,963)
Partnership investments	(26,985)	(22,251)
Property, plant and equipment	(64,697)	(60,796)
	(122,788)	(118,010)
Net non-current deferred taxes	(77,327)	(73,628)
Net deferred income tax liabilities	$(72,502)	$(67,956)

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

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards at December 31, 2011, of $2.7 million and related deferred tax assets of $0.9 million. ETFL’s federal NOL carryforwards expire from 2019 to 2024.

We estimate that we have available state NOL carryforwards at December 31, 2011, of $20.2 million and related deferred tax assets of $1.3 million.  The state NOL carryforwards expire from 2020 to 2031.

We estimate that we have available state tax credit carryforwards at December 31, 2011, of $3.4 million and related deferred tax assets of $2.2 million.  During 2011, $0.1 million of the state tax credit carryforward was utilized.  The state tax credit carryforward is limited annually and expires in 2027.

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

As of December 31, 2011 and 2010, the amount of unrecognized tax benefits was $1.2 million and $1.5 million, respectively.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective tax rate is $0.8 million and $1.0 million, respectively.

For the year ended December 31, 2011, we recognized a net decrease of $0.3 million to our unrecognized tax benefits, which reduced our tax expense by a corresponding amount, due to the expiration of a federal statute of limitations.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  We had no material interest or penalty expense in 2011.  For the year ending December 31, 2010, we recorded a net decrease to interest expense of $1.0 million and had no material remaining liability for interest or penalties.

The only periods subject to examination for our federal return are years 2008 through 2010.  The periods subject to examination for our state returns are years 2005 through 2010.  We are not currently under examination by federal taxing authorities.  We are currently under examination by state taxing authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months.  There were changes to these amounts during 2011 that were not material and that did not have a significant effect on the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Liability for Unrecognized Tax Benefits
(In thousands)	2011	2010

Balance at January 1	$1,496	$5,659
Additions for tax positions in the current year	—	—
Additions for tax positions of prior years	—	1,224
Settlements with taxing authorities	—	—
Reduction for lapse of federal statute of limitations	(272)	(5,387)
Reductions for lapse of state statute of limitations	—	—
Balance at December 31	$1,224	$1,496

19.                               Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 is comprised of the following components:

(In thousands)	2011	2010

Fair value of cash flow hedges	$(15,932)	$(27,963)
Prior service credits and net losses on postretirement plans	(44,102)	(21,709)
	(60,034)	(49,672)
Deferred taxes	22,201	18,201
Totals	$(37,833)	$(31,471)

The components of comprehensive income (loss) are as follows:

(In thousands)	2011	2010	2009

Net income attributable to common stockholders	$26,410	$32,595	$24,905
Other comprehensive income (loss):
Change in prior service cost and net loss, net of tax	(13,959)	1,572	14,022
Change in fair value of cash flow hedges, net of tax	7,597	2,497	9,917
Comprehensive income attributable to common stockholders	20,048	36,664	48,844
Add: net income attributable to noncontrolling interest	572	557	1,030
Total comprehensive income	$20,620	$37,221	$49,874

20.                               Environmental Remediation Liabilities

Environmental remediation liabilities were $0.3 million at both December 31, 2011 and 2010 and are included in other liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

21.                               Commitments and Contingencies

Legal proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), received assessment notices from the Commonwealth of Pennsylvania Department of Revenue increasing the amounts owed for Pennsylvania Gross Receipt Taxes for the tax period ending December 31, 2009.  These two assessments adjusted the subsidiaries’ combined total outstanding taxable gross receipts liability (with interest) to approximately $2.3 million.  In addition, based upon recently completed audits of CCES for 2008, 2009 and 2010, we believe the Commonwealth of Pennsylvania may issue additional assessments totaling approximately $1.7 million for Gross Receipt Taxes allegedly owed.  Our CCPA subsidiary has also been notified by the Commonwealth of Pennsylvania that they will conduct a gross receipts audit for the calendar year 2008.  An appeal challenging the 2009 CCPA assessment was filed with the Department of Revenue’s Board of Appeals on September 15, 2011, and we filed a similar appeal for CCES with the Board of Appeals on November 11, 2011 challenging the 2009 CCES assessment.  We also intend to appeal any adverse decisions from the Board of Appeals involving CCPA or CCES to the Commonwealth’s Board of Finance and Revenue.  At the Board of Finance and Revenue, we anticipate that these matters will be continued pending the outcome of present litigation in Commonwealth Court between Verizon Pennsylvania, Inc and the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition

Operating leases

The Company has entered into several operating leases covering buildings, office space and equipment.  Rent expense totaled $2.1 million in 2011, $3.4 million in 2010 and $4.2 million in 2009.  Future minimum lease payments under existing agreements are as follows: 2012—$1.9 million, 2013—$1.2 million, 2014—$0.6 million, 2015—$0.3 million, 2016—$0.1 million, and thereafter—$0.6 million.

Capital leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse space and tech center needs.  As of December 31, 2011, the present value of the minimum remaining lease commitments was approximately $4.7 million, of which $0.2 million is due and payable within the next 12 months.  The leases will require total rental payments to LATEL of approximately $7.9 million and total rental payments to Spruce of approximately $1.6 million over the term of the leases.

Future minimum lease payments under capital leases as of December 31, 2011, are as follows:

(In thousands)
2012	$828
2013	848
2014	870
2015	891
2016	914
Thereafter	4,257
Gross minimum lease payments	8,608
Less: imputed interest	3,897
Capital lease obligation	4,711

Other commitments

The Company has entered into two operational support systems contracts.  Should we terminate any of the contracts prior to their expiration, we would be liable for minimum commitment payments as defined in the contracts for the remaining term of the contracts.  In addition, we have a contractual obligation for network maintenance.  The total of the Company’s other commitments are due as follows: 2012—$1.2 million, 2013—$0.8 million, 2014—$0.5 million, and 2015—$0.1 million.

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

(In thousands, except per share amounts)	2011	2010	2009
Basic Earnings Per Share Using Two-class Method:
Net income	$26,982	$33,152	$25,935
Less: net income attributable to noncontrolling interest	572	557	1,030
Net income attributable to common shareholders before allocation of earnings to participating securities	26,410	32,595	24,905
Less: earnings allocated to participating securities	429	439	309
Net income attributable to common stockholders	$25,981	$32,156	$24,596

Weighted-average number of common shares outstanding	29,600	29,490	29,396
Net income per common share attributable to common stockholders - basic	$0.88	$1.09	$0.84

Diluted Earnings Per Share Using Two-class Method:
Net income	$26,982	$33,152	$25,935
Less: net income attributable to noncontrolling interest	572	557	1,030
Net income attributable to common shareholders before allocation of earnings to participating securities	26,410	32,595	24,905
Less: earnings allocated to participating securities	429	439	309
Net income attributable to common stockholders	$25,981	$32,156	$24,596

Weighted-average number of common shares outstanding (1)	29,600	29,490	29,396

Net income per common share attributable to common stockholders - diluted	$0.88	$1.09	$0.84

(1)  to the extent that restricted shares are anti-dilutive, they have been excluded from the calculation of diluted earnings per share in accordance with the applicable accounting guidance.

An additional 0.3 million shares were not included in the computation of potentially dilutive securities at December 31, 2011 and 2010, because they were anti-dilutive.

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

(In thousands)	2011	2010	2009

Telephone operations	$342,598	$349,612	$364,548
Other operations	31,665	33,754	41,619
Total net revenue	374,263	383,366	406,167

Operating expense — telephone operations	194,580	199,077	211,068
Operating expense — other operations	28,383	31,250	39,166
Total operating expense	222,963	230,327	250,234

Depreciation and amortization expense — telephone operations	87,907	86,270	84,018
Depreciation and amortization expense — other operations	838	872	1,209
Total depreciation expense	88,745	87,142	85,227

Operating income — telephone operations	60,111	64,265	69,462
Operating income - other operations	2,444	1,632	1,244
Total operating income	62,555	65,897	70,706

Interest expense, net of interest income	(49,394)	(50,740)	(57,935)
Investment income	27,843	27,744	25,770
Other, net	823	(758)	(207)
Income before taxes	$41,827	$42,143	$38,334

Capital expenditures:
Telephone operations	$42,377	$41,620	$41,853
Other operations	216	169	499
Total	$42,593	$41,789	$42,352

Goodwill:
Telephone operations	$519,542	$519,542	$519,542
Other operations	1,020	1,020	1,020
Total	$520,562	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,187,708	$1,201,545	$1,214,329
Other operations	6,361	8,001	12,278
Total	$1,194,069	$1,209,546	$1,226,607

(1)           Included within the telephone operations segment assets are our equity method investments totaling $48.3 million at December 31, 2011, $49.6 million at December 31, 2010, and December 31, 2009, respectively.

24.                               Quarterly Financial Information (unaudited)

(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2011:
Net revenues	$95,441	$92,623	$92,548	$93,651
Operating expenses:
Cost of services and products	35,684	34,267	33,913	35,400
Selling, general and administrative expenses	20,699	19,147	21,148	20,056
Debt refinancing costs	—	2,540	109	—
Depreciation and amortization	22,158	21,987	22,161	22,439
Total operating expense	78,541	77,941	77,331	77,895
Operating income	16,900	14,682	15,217	15,756
Other expenses, net	4,795	6,090	6,528	3,315
Income before income taxes	12,105	8,592	8,689	12,441
Income tax expense	4,608	3,079	2,723	4,435
Net income	7,497	5,513	5,966	8,006
Less: Income attributable to noncontrolling interest	132	162	148	130
Net income attributable to common stockholders	$7,365	$5,351	$5,818	$7,876

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders:
Basic	$0.25	$0.18	$0.19	$0.26
Diluted	$0.25	$0.18	$0.19	$0.26

2010:
Net revenues	$98,302	$95,737	$95,576	$93,751
Operating expenses:
Cost of services and products	35,940	35,649	36,371	34,342
Selling, general and administrative expenses	22,803	21,390	21,686	22,146
Depreciation and amortization	21,542	21,460	21,918	22,222
Total operating expense	80,285	78,499	79,975	78,710
Operating income	18,017	17,238	15,601	15,041
Other expenses, net	6,539	6,427	4,683	6,105
Income before income taxes	11,478	10,811	10,918	8,936
Income tax expense/(benefit)	4,427	3,638	(1,049)	1,975
Net income	7,051	7,173	11,967	6,961
Less: Income attributable to noncontrolling interest	131	124	130	172
Net income attributable to common stockholders	$6,920	$7,049	$11,837	$6,789

Net income per share attributable to Consolidated Communications Holdings, Inc. common stockholders:
Basic	$0.23	$0.24	$0.40	$0.23
Diluted	$0.23	$0.24	$0.40	$0.23

25.                               Subsequent Events

Agreement and Plan of Merger with SureWest Communications

On February 5, 2012, we entered into a definitive agreement to acquire all the outstanding shares of SureWest Communications (“SureWest”) for $23.00 per share in a cash and stock transaction with a total consideration of approximately $340.9 million, exclusive of debt, based on our February 3, 2012 closing price.  SureWest’s shareholders may elect to exchange each share of SureWest common stock for either $23.00 in cash or shares of Consolidated common stock having an equivalent value based on average trading prices for the 20-day period ending two days before the closing of the acquisition, subject to a collar so that there will be a maximum exchange ratio of 1.40565 shares of Consolidated common stock for each share of SureWest common stock and a minimum of 1.03896 shares of Consolidated common stock for each share of SureWest common stock. Overall elections are subject to proration so that 50% of the SureWest shares will be exchanged for cash and 50% for stock.

In connection with the acquisition of SureWest, the Company received committed financing for a total of $350.0 million to fund the cash portion of transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package includes a $350.0 million Senior Unsecured Bridge Loan Facility, with a one year maturity and a seven year rollover to Senior Unsecured Notes

Effective February 17, 2012, in connection with the acquisition financing for the SureWest transaction, we amended our credit facility.  The amendment provides us with the ability to escrow proceeds from a high-yield note offering prior to closing the acquisition and, until closing, excludes the debt from current leverage calculations.  The amendment also permits us additional flexibility for future high yield notes issuances with the same subsidiary guarantees as the current credit facility.  All other terms, coverage and leverage ratios were unchanged.

SureWest currently serves residential subscribers and commercial businesses in the greater Kansas City, Kansas and Missouri and Sacramento, California regions.

Two putative class action lawsuits have been filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, SureWest and members of the SureWest board of directors have been named as defendants.  The actions were filed on February 17, 2012and on February 24, 2012.  These actions were filed in the Superior Court of California, Placer County and allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly is unfair to the SureWest shareholders and agreeing to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The lawsuits seek equitable relief, including an order to the defendants from consummating the merger on the agreed-upon terms, as well as unspecified money damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.

Schedule II—Valuation Reserves is set forth below.

(In thousands)	2011	2010	2009

Allowance for doubtful accounts:
Balance at beginning of year	$2,694	$1,796	$1,908
Provision charged to expense	4,104	5,963	4,812
Write-offs, less recoveries	(4,251)	(5,065)	(4,924)
Balance at end of year	$2,547	$2,694	$1,796

Inventory reserve:
Balance at beginning of year	$395	$701	$878
Provision charged to expense	672	163	542
Write-offs, less recoveries	(606)	(469)	(719)
Balance at end of year	$461	$395	$701