Form 10-Q
period 2012-03-31
Consolidated Communications Holdings, Inc.
filed 2012-05-04
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of May 1, 2012
Common Stock, $0.01 Par Value	29,951,282 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2012	2011

Net revenues	$93,364	$95,441
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	35,864	35,684
Selling, general and administrative expenses	19,528	20,699
Financing and other transaction costs	4,822	—
Depreciation and amortization	22,137	22,158
Operating income	11,013	16,900
Other income (expense):
Interest expense, net of interest income	(14,600)	(11,939)
Investment income	6,466	6,917
Other, net	14	227
Income before income taxes	2,893	12,105
Income tax expense	1,009	4,608
Net income	1,884	7,497
Less: net income attributable to noncontrolling interest	125	132
Net income attributable to common stockholders	$1,759	$7,365

Net income per common share—basic	$0.06	$0.25

Net income per common share—diluted	$0.06	$0.25

Cash dividends per common share	$0.39	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(In thousands)	2012	2011

Net income	$1,884	$7,497
Change in prior service cost and net loss, net of tax of $272 and $287 for March 31, 2012 and 2011	449	492
Change in fair value of cash flow hedges, net of tax of $585 and $1,704 for March 31, 2012 and 2011	1,003	2,956
Comprehensive income	3,336	10,945
Less: comprehensive income attributable to noncontrolling interest	125	132
Total comprehensive income attributable to common stockholders	$3,211	$10,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,493	$105,704
Accounts receivable, net of allowance for doubtful accounts of $2,747 in 2012 and $2,547 in 2011	34,169	35,492
Inventories	6,950	7,151
Income tax receivable	11,730	8,988
Deferred income taxes	4,825	4,825
Prepaid expenses and other current assets	9,563	6,170
Total current assets	165,730	168,330

Property, plant and equipment, net	326,550	332,046
Investments	98,559	98,069
Goodwill	520,562	520,562
Customer lists, net	52,276	57,811
Tradenames	12,347	12,347
Deferred debt issuance costs, net and other assets	8,719	4,904
Total assets	$1,184,743	$1,194,069

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,932	$13,673
Advance billings and customer deposits	21,571	20,324
Dividends payable	11,602	11,571
Accrued expense	26,211	24,571
Current portion of senior secured term debt	8,800	8,800
Current portion of capital lease obligations	204	192
Current portion of derivative liability	11,149	3,580
Current portion of pension and postretirement benefit obligations	2,579	2,579
Total current liabilities	96,048	85,290
Long-term portion of capital lease obligation	4,462	4,519
Senior secured long-term debt	869,000	871,200
Deferred income taxes	78,184	77,327
Pension and other postretirement obligations	92,012	93,754
Other long-term liabilities	4,990	14,167
Total liabilities	1,144,696	1,146,257

Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,951,282 and 29,869,512, shares outstanding as of March 31, 2012 and December 31, 2011, respectively	299	299
Additional paid-in capital	70,510	79,852
Retained earnings	—	—
Accumulated other comprehensive loss, net	(36,381)	(37,833)
Noncontrolling interest	5,619	5,494
Total stockholders’ equity	40,047	47,812
Total liabilities and stockholders’ equity	$1,184,743	$1,194,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Non- controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss, net	Interest	Total

Balance - December 31, 2011	29,869,512	$299	$79,852	$—	$(37,833)	$5,494	$47,812

Dividends on common stock	—	—	(9,843)	(1,759)	—	—	(11,602)
Shares issued under employee plan, net of forfeitures	81,770	—	—	—	—	—	—
Non-cash, stock-based compensation	—	—	501	—	—	—	501
Comprehensive income	—	—	—	1,759	1,452	125	3,336
Balance - March 31, 2012	29,951,282	$299	$70,510	$—	$(36,381)	$5,619	$40,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2012	2011
Operating Activities
Net income	$1,884	$7,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,137	22,158
Deferred income taxes	—	298
Loss on disposal of assets	60	4
Cash distributions from wireless partnerships in excess of (less than) earnings	(374)	2
Stock-based compensation expense	501	511
Amortization of deferred financing costs	3,463	324
Changes in operating assets and liabilities:
Accounts receivable, net	1,323	2,727
Income tax receivable	(2,742)	1,811
Inventories	201	(760)
Other assets	(3,393)	(1,646)
Accounts payable	259	805
Accrued expenses and other liabilities	(519)	(2,652)
Net cash provided by operating activities	22,800	31,079
Investing Activities
Purchases of property, plant and equipment	(11,224)	(10,043)
Proceeds from the sale of assets	20	115
Other	92	—
Net cash used for investing activities	(11,112)	(9,928)
Financing Activities
Payment of capital lease obligation	(45)	(34)
Payment on long term debt	(2,200)	—
Payment of financing cost	(5,083)	—
Dividends on common stock	(11,571)	(11,530)
Net cash used for financing activities	(18,899)	(11,564)
Net increase/(decrease) in cash and equivalents	(7,211)	9,587
Cash and equivalents at beginning of year	105,704	67,654
Cash and equivalents at end of period	$98,493	$77,241

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2012 and 2011.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of March 31, 2012, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2011, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

Recent Accounting Pronouncements Applicable to the Company

Effective January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2012, we adopted the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  ASU 2011-05 requires an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Accordingly, we have presented net income and other comprehensive income in two consecutive statements.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are filed with the SEC.

2.                                    Agreement and Plan of Merger with SureWest Communications

On February 5, 2012, we entered into a definitive agreement to acquire all the outstanding shares of SureWest Communications (“SureWest”) for $23.00 per share in a cash and stock transaction with a total consideration of approximately $340.9 million, exclusive of debt, based on our February 3, 2012 closing stock price.  SureWest’s shareholders may elect to exchange each share of SureWest common stock for either $23.00 in cash or shares of Consolidated common stock having an equivalent value based on average trading prices for the 20-day period ending two days before the closing of the acquisition, subject to a collar so that there will be a maximum exchange ratio of 1.40565 shares of Consolidated common stock for each share of SureWest common stock and a minimum of 1.03896 shares of Consolidated common stock for each share of SureWest common stock. Overall elections are subject to proration so that 50% of the SureWest shares (treating equity award shares as outstanding shares) will be exchanged for cash and 50% for stock.  In order to preserve the tax-free nature of the transaction, the Agreement and Plan of Merger for the transaction also provides for a general consideration adjustment in certain circumstances.

The merger is subject to approval by SureWest shareholders, with a vote scheduled for June 12, 2012, approval by our stockholders of the issuance of our common stock to SureWest shareholders, with a vote scheduled for June 12, 2012, other regulatory approvals and customary closing conditions.  In April 2012, we and the regulated SureWest subsidiaries reached a settlement agreement with the advocacy groups Division of Ratepayer Advocates and The Utility Reform, which had previously filed protests with the Public Utilities Commission of the State of California (“California PUC”) concerning the SureWest acquisition and also filed a joint petition to the California PUC that requests it issue an order approving the settlement.  As a consequence, there is no longer any party in the California PUC proceeding opposing the proposed merger.  We anticipate closing on the SureWest transaction early in the third quarter of 2012.

3.                                    Prepaid and other current assets

Prepaid and other current assets are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Prepaid maintenance	$3,021	$1,980
Prepaid taxes	2,122	440
Deferred charges	770	784
Prepaid insurance	887	313
Prepaid expense - other	2,718	2,607
Other current assets	45	46
Total	$9,563	$6,170

4.                                    Property, plant and equipment

Property, plant and equipment are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Land and buildings	$66,844	$66,704
Network and outside plant facilities	900,651	897,140
Furniture, fixtures and equipment	72,925	73,185
Assets under capital lease	10,014	10,014
Less: accumulated depreciation	(734,877)	(721,527)
	315,557	325,516
Construction in progress	10,993	6,530
Totals	$326,550	$332,046

Depreciation expense totaled $16.6 million for the three month periods ended March 31, 2012 and 2011, respectively.

5.                                    Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  For the three month periods ended March 31, 2012 and 2011, we received cash distributions from these partnerships totaling $2.6 million and $3.0 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA 17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA 17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have some influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the three month periods ended March 31, 2012 and 2011, we received cash distributions from these partnerships totaling $3.6 million and $3.9 million, respectively.

Our investments are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Cash surrender value of life insurance policies	$2,124	$1,978
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	3,456	3,394
Other	15	15
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,540	19,422
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,010	7,063
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	22,014	21,797
Total	$98,559	$98,069

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, who has traditionally been a significant lender in the Company’s credit facility.   The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Selective summarized financial information for the three equity method investments was as follows:

	Three months ended March 31,
(In thousands)	2012	2011

Total revenues	$72,336	$69,063
Income from operations	19,692	20,165
Net income before taxes	19,710	20,192
Net income	19,605	20,092

	March 31,	December 31,
(In thousands)	2012	2011

Current assets	$44,761	$44,739
Non-current assets	77,846	79,432
Current liabilities	12,899	14,523
Non-current liabilities	1,152	1,096
Partnership equity	108,557	108,552

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

The Company’s swap liabilities measured at fair value on a recurring basis subject to disclosure requirements at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap liabilities	$(11,149)	—	$(11,149)	—
Long-term interest rate swap liabilities	(3,228)	—	(3,228)	—
Totals	$(14,377)	$—	$(14,377)	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap liabilities	$(3,580)	—	$(3,580)	—
Long-term interest rate swap liabilities	(12,401)	—	(12,401)	—
Totals	$(15,981)	$—	$(15,981)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$48,564	n/a	$48,282	n/a
Investments, at cost	$47,871	n/a	$47,809	n/a
Long-term debt	$877,800	$877,800	$880,000	$880,000

The Company’s investments at March 31, 2012 and December 31, 2011 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods.

Our long-term debt allows us to select a one month LIBOR repricing option, which we have elected.  As such, the fair value of this debt approximates its carrying value.  Based upon the inputs of the LIBOR based yield curve, which can be corroborated by observable market data, we have categorized the long-term debt as Level 2 within the fair value hierarchy.

7.                                    Goodwill and Other Intangible Assets

In accordance with the applicable accounting guidance, goodwill and tradenames are not amortized but are subject to impairment testing—no less than annually or more frequently if circumstances indicate potential impairment.

The following table presents the carrying amount of goodwill by segment:

(In thousands)	March 31, 2012	December 31, 2011

Telephone Operations	$519,542	$519,542
Other Operations	1,020	1,020
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinite lived intangibles.  The carrying value of the tradenames was $12.3 million at both March 31, 2012 and December 31, 2011.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Gross carrying amount	$193,124	$193,124	$4,405	$4,405
Less: accumulated amortization	(141,178)	(135,754)	(4,075)	(3,964)
Net carrying amount	$51,946	$57,370	$330	$441

Amortization associated with customer lists totaled approximately $5.5 million in each of the three month periods ended March 31, 2012 and 2011.

8.                                    Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Deferred debt issuance costs, net	$8,646	$4,833
Other assets	73	71
Total	$8,719	$4,904

Deferred debt issuance costs are subject to amortization.  Deferred debt issuance costs of $5.5 million at March 31, 2012 related to our secured credit facility will be amortized over the term of the corresponding debt.  The remaining $3.1 million deferred debt issuance costs relate to our bridge financing and will be amortized over the expected life of the bridge loan.

9.                                    Accrued Expenses

Accrued expenses are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Accrued salaries and employee benefits	$7,495	$10,235
Accrued financing fees	6,125	—
Taxes payable	1,954	4,599
Accrued interest	260	237
Accrued site commissions	2,799	3,559
Other accrued expenses	7,578	5,941
Total accrued expenses	$26,211	$24,571

10.                             Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2012	December 31, 2011

Senior secured credit facility - revolving loan	$—	$—
Senior secured credit facility - term loan	877,800	880,000
	877,800	880,000
Less: current portion	(8,800)	(8,800)
Total long-term debt	$869,000	$871,200

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding a credit agreement with several financial institutions, which consists of a $50 million revolving credit facility (including a $10 million sub-limit for letters of credit) and a $877.8 million term loan facility.  Borrowings under the credit facility are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.

Our term loan credit facility is made up of two separate tranches, resulting in different maturity dates and interest rate margins for each term loan tranche.  The first term loan tranche consists of $469.8 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $408.0 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments which began on March 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.59:1 at March 31, 2012, the borrowing margin for the next three month period ending June 31, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of March 31, 2012 or December 31, 2011, or at any time during the quarter ended March 31, 2012.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended March 31, 2012 and 2011, including amounts paid on our interest rate swap agreements and the applicable margin, was 4.90% and 5.15% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of March 31, 2012, we were in compliance with the credit agreement covenants.

In connection with the acquisition of SureWest described in Note 2, on February 5, 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package includes a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”) with a one year maturity and a seven year rollover to Senior Unsecured Notes at our election.  Though the financing under the Bridge Facility is currently committed, no amount has been drawn or funded as of March 31, 2012.  In connection with the Bridge Facility we recorded $6.1 million in commitment fees which were capitalized as deferred debt issuance costs and are being amortized over the expected life of the Bridge Facility of less than one year.

Also in connection with the acquisition of SureWest, we amended our credit facility which became effective on February 17, 2012.  The amendment provides us with the ability to escrow proceeds from a high-yield note offering prior to closing the acquisition and, until closing, excludes the debt from current leverage calculations.  The amendment also permits us additional flexibility for future high yield notes issuances with the same subsidiary guarantees as the current credit facility.  All other terms, coverage and leverage ratios were unchanged.   Fees totaling $3.5 million were recognized as expense in connection with the amendment while $1.2 million in fees were capitalized as deferred debt issuance costs and amortized over the remaining life of the term debt.

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

The following interest rate swaps, all designated as cash flow hedges, were outstanding at March 31, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value

Fixed to 3-month floating LIBOR	$100,000	Current portion of long-term liabilities	$(2,723)
Fixed to 3-month floating LIBOR	130,000	Current portion of long-term liabilities	(5,134)
3-month floating LIBOR minus spread to 1-month floating LIBOR	100,000	Current portion of long-term liabilities	(105)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Current portion of long-term liabilities	(162)
Fixed to 1-month floating LIBOR	100,000	Other long-term liabilities	(1,922)
Fixed to 1-month floating LIBOR	200,000	Current portion of long-term liabilities	(3,025)
Forward starting fixed to 1-month floating LIBOR	275,000	Other long-term liabilities	(1,306)
Total Fair Values			$(14,377)

The following interest rate swaps, all designated as cash flow hedges, were outstanding at December 31, 2011:

(In thousands)	Notional Amount	2011 Balance Sheet Location	Fair Value

Fixed to 3-month floating LIBOR	$100,000	Current portion of long-term liabilities	$(3,401)
Fixed to 3-month floating LIBOR	130,000	Other long-term liabilities	(6,053)
3-month floating LIBOR minus spread to 1-month floating LIBOR	100,000	Current portion of long-term liabilities	(179)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Other long-term liabilities	(269)
Fixed to 1-month floating LIBOR	300,000	Other long-term liabilities	(5,343)
Forward starting fixed to 1-month floating LIBOR	200,000	Other long-term liabilities	(736)
Total Fair Values			$(15,981)

At both March 31, 2012 and December 31, 2011, the interest rate on approximately 60%, respectively, of our outstanding debt was fixed through the use of interest rate swaps.

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

At March 31, 2012 and December 31, 2011, the pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive income totaled $14.3 million and $15.9 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions at March 31 are as follows:

(In thousands)	2012	2011

Loss/(gain) recognized in accumulated other comprehensive income (loss) (“AOCI”) (net of tax)	$(1,003)	$(2,956)
Loss/(gain) arising from ineffectiveness increasing/(reducing) interest expense	$(16)	$(34)
Deferred losses/(gains) reclassed from AOCI to interest expense	$(13)	$483

(In thousands, except months)	March 31, 2012	December 31, 2011

Aggregate notional value of current derivatives outstanding	$530,000	$530,000
Aggregate notional value of forward derivatives outstanding	$275,000	$200,000
Period through which derivative positions currently exist	March 2016	June 2015
Fair value of derivatives	$14,377	$15,981
Deferred losses included in AOCI (pretax)	$14,343	$15,932
Gains included in AOCI to be recognized in the next 12 months	$55	$65
Number of months over which gain in OCI is to be recognized	12	15

12.          Interest Expense, Net of Interest Income

The following table summarizes interest expense for the three month periods end March 31:

(In thousands)	2012	2011

Interest expense — credit facility	$7,460	$6,087
Payments on swap liabilities, net	3,461	5,257
Amortization of deferred financing costs — bridge facility	3,063	—
Interest expense- capital leases	161	156
Uncertain tax position interest accrual	9	12
Other interest	128	173
Amortization of deferred financing fees	400	324
Capitalized interest	(40)	(33)
Total interest expense	14,642	11,976
Less: interest income	(42)	(37)
Interest expense, net of interest income	$14,600	$11,939

13.                             Retirement and Pension Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $0.6 million and $0.7 million for the three month periods ended March 31, 2012 and 2011.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the three months ended March 31:

(In thousands)	2012	2011

Service cost	$357	$416
Interest cost	2,627	2,549
Expected return on plan assets	(2,611)	(2,494)
Net amortization loss	798	870
Prior service credit amortization	(41)	(51)
Net periodic pension cost	$1,130	$1,290

Non-qualified Pension Plan

The Company also has non-qualified supplemental pension plans (“Restoration Plans”), which we acquired as part of our North Pittsburgh Systems, Inc. (“North Pittsburgh”) and TXU Communications Venture Company (“TXUCV”) acquisitions.  The Restoration Plans cover certain former employees of our Pennsylvania and Texas operations.  The Restoration Plans restores benefits that were precluded under the Retirement Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans, and by the exclusion of bonus compensation from the Retirement Plan’s definition of earnings.

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the three months ended March 31:

(In thousands)	2012	2011

Interest cost	$14	$14
Net amortization loss	11	12
Net periodic pension cost	$25	$26

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for the three month period ended March 31, 2012 and $0.2 million for the three month period ended March 31, 2011.  The net present value of the remaining obligations was approximately $2.4 million at March 31, 2012 and $2.5 million at December 31, 2011, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 40 life insurance policies on certain of the participating former directors and employees.  We did not recognize any proceeds in other income for the three month periods ended March 31, 2012 or 2011 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.1 million at March 31, 2012 and $2.0 million at December 31, 2011.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

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

The following table summarizes the components of the net periodic costs for postretirement benefits for the three months ended March 31:

(In thousands)	2012	2011

Service cost	$213	$223
Interest cost	414	392
Net prior service cost amortization	(47)	(47)
Net periodic postretirement benefit cost	$580	$568

15.                             Other Long-term Liabilities

Other long-term liabilities are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Long-term derivative liabilities	$3,228	$12,401
Uncertain tax positions	1,224	1,224
Accrued interest on uncertain tax positions	59	50
Other long-term liabilities	479	492
Total	$4,990	$14,167

16.                             Stock-based Compensation Plans

Pretax stock-based compensation expense for the three month periods ended March 31 was as follows:

(In thousands)	2012	2011

Restricted stock	$325	$349
Performance shares	176	162
Total	$501	$511

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of March 31, 2012, we had not yet recognized compensation expense on the following non-vested awards.

(In thousands)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$2,177	1.5
Performance shares	1,773	1.5
Total	$3,950	1.5

The following table summarizes unvested restricted stock awards outstanding and changes during the three months ended March 31:

	2012		2011
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding – January 1	129,203	$17.79	101,435	$17.40
Shares granted	14,732	19.30	127,377	17.92
Shares vested	—	—	—	—
Non-vested restricted shares outstanding – March 31	143,935	$17.94	228,812	$17.69

(1)           Represents the weighted–average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the three months ended March 31:

	2012		2011
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding – January 1	50,879	$17.04	68,880	$15.74
Shares granted	67,040	17.92	50,440	18.65
Shares vested	—	—	—	—
Non-vested performance shares outstanding – March 31	117,919	$17.54	119,320	$16.66

(1)          Represents the weighted–average fair value on date of grant.

17.                             Income Taxes

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2011.  As of March 31, 2012 and December 31, 2011, the amount of unrecognized tax benefits was $1.2 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $0.8 million.  We do not expect any changes in our unrecognized tax benefits during the remainder of 2012.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At March 31, 2012, we had no material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 34.9% and 38.1%, for the three months ended March 31, 2012 and 2011, respectively.  The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses and a change in the Illinois state income tax rate.

18.                             Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is comprised of the following components:

	March 31,	December 31,
(In thousands)	2012	2011

Fair value of cash flow hedges	$(14,343)	$(15,932)
Prior service credits and net losses on postretirement plans	(43,382)	(44,102)
	(57,725)	(60,034)
Deferred taxes	21,344	22,201
Totals	$(36,381)	$(37,833)

19.                             Environmental Remediation Liabilities

Environmental remediation liabilities were $0.2 million and $0.3 million at March 31, 2012 and December 31, 2011, and are included in other long-term liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

20.                             Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of March 31, 2012, the present value of the minimum remaining lease commitments was approximately $4.7 million, of which $0.2 million is due and payable within the next 12 months.  The leases will require total rental payments to LATEL, a related party entity, of approximately $7.9 million and total rental payments to Spruce of approximately $1.6 million over the term of the leases.  These leases have total payments of $8.4 million on the remaining terms of the leases.

21.                             Litigation and Contingencies

Six putative class action lawsuits have been filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants. Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California. The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012. The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly is unfair to the SureWest shareholders and agreeing to terms that allegedly unduly restrict other bidders from making a competing offer. The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors. The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 does not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process. The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified money damages. We believe that these claims are without merit. On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation. Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact are to be consolidated with these cases as well. Any party objecting to such consolidation must file its objection within ten days of receiving a copy of the order. Attorneys for the plaintiffs in Aievoli and Waterbury received copies of the order on or before March 29, 2012 and have not filed any objection. On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.

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

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011

Basic Earnings Per Share Using Two-class Method:
Net income	$1,884	$7,497
Less: net income attributable to noncontrolling interest	125	132
Net income attributable to common shareholders before allocation of earnings to participating securities	1,759	7,365
Less: earnings allocated to participating securities	65	127
Net income attributable to common stockholders	$1,694	$7,238

Weighted-average number of common shares outstanding	29,689	29,593

Net income per common share attributable to common stockholders - basic	$0.06	$0.25

Diluted Earnings Per Share Using Two-class Method:
Net income	$1,884	$7,497
Less: net income attributable to noncontrolling interest	125	132
Net income attributable to common shareholders before allocation of earnings to participating securities	1,759	7,365
Less: earnings allocated to participating securities	65	127
Net income attributable to common stockholders	$1,694	$7,238

Weighted-average number of common shares outstanding (1)	29,689	29,593

Net income per common share attributable to common stockholders - diluted	$0.06	$0.25

(1)  To the extent that restricted shares are anti-dilutive, they have been excluded from the calculation of diluted earnings per share in accordance with the applicable accounting guidance.

An additional 0.3 million shares were not included in the computation of potentially dilutive securities at March 31, 2012 and 2011, because they were anti-dilutive.

23.                             Business Segments

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations.”  Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, DSL Internet access, IPTV, VOIP service, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  The Company also operates two complementary non-core businesses that comprise “Other Operations,” including telephone services to correctional facilities and equipment sales.  Management evaluates the performance of these business segments based upon net revenue and operating income.

	Three Months Ended March 31,
(In thousands)	2012	2011

Telephone operations	$85,083	$87,394
Other operations	8,281	8,047
Total net revenue	93,364	95,441

Operating expense — telephone operations	52,888	48,945
Operating expense — other operations	7,326	7,438
Total operating expense	60,214	56,383

Depreciation and amortization expense — telephone operations	21,929	21,947
Depreciation and amortization expense — other operations	208	211
Total depreciation expense	22,137	22,158

Operating income — telephone operations	10,266	16,502
Operating income - other operations	747	398
Total operating income	11,013	16,900

Interest expense, net of interest income	(14,600)	(11,939)
Investment income	6,466	6,917
Other, net	14	227
Income before taxes	$2,893	$12,105

Capital expenditures:
Telephone operations	$11,151	$9,987
Other operations	73	56
Total	$11,224	$10,043

	March 31,	December 31,
	2012	2011
Goodwill:
Telephone operations	$519,542	$519,542
Other operations	1,020	1,020
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,178,753	$1,187,708
Other operations	5,990	6,361
Total	$1,184,743	$1,194,069

(1)           Included within the telephone operations segment assets are our equity method investments totaling $48.6 million at March 31, 2012 and $48.3 million at December 31, 2011, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three month periods ended March 31, 2012 and 2011 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

Forward-Looking Statements

Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements.  These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”.  Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•                  our ability to complete the proposed merger with SureWest Communications (“SureWest”);

•                  our ability to successfully integrate SureWest’s operations and to realize the synergies from the acquisition;

•                  failure of SureWest’s shareholders to approve the Agreement and Plan of Merger, dated as of February 5, 2012 (the “Merger Agreement”), by and among the Company, SureWest, WH Acquisition Corp, and WH Acquisition II Corp.;

•                  failure of our stockholders to approve the issuance of our common stock to SureWest shareholders contemplated by the Merger Agreement;

•                  failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals;

•                  final terms of the financing we use for the cash portion of the merger consideration contemplated by the Merger Agreement and to repay SureWest debt;

•                  risks to the mergers contemplated by the Merger Agreement and the surviving company related to litigation in which we and SureWest are or may become involved;

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

•                  liability and compliance costs regarding environmental regulations; and

•                  the additional risk factors outlined in Part I — Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the other documents that we file with the SEC from time to time that could cause our actual results to differ from our current expectations and from the forward-looking statements discussed in this Report.

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

Executive Summary

On February 5, 2012, we entered into a definitive agreement with SureWest Communications (“SureWest”) to acquire all of its outstanding shares in a cash and stock transaction for a total consideration valued at approximately $340.9 million, exclusive of debt, based on our February 3, 2012 closing stock price.  SureWest provides a wide range of telecommunications, digital video, Internet, data and other facilities-based communications services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas.  In 2011, SureWest reported $248.1 million in total operating revenues.  We anticipate closing on the SureWest transaction early in the third quarter of 2012.

We generated net income attributable to common stockholders of $1.8 million, or $0.06 per diluted share, in the first three months of 2012, as compared to net income attributable to common stockholders of $7.4 million, or $0.25 per diluted share, in the first three months of 2011.  Net income for first three months of 2012 is lower than the first three months of 2011 primarily due to certain financing and transaction related costs incurred as a result of our acquisition of SureWest.  During the first quarter of 2012 we incurred $4.6 million in fees related to an amendment of our existing credit facility that provided us with escrow consent, we incurred approximately $200 thousand in acquisition-related expenses and an additional $3.1 million in interest expense for the amortization of fees related to securing the $350.0 million bridge loan commitment to finance the SureWest acquisition.

Revenue in the first quarter of 2012 decreased $2.0 million to $93.4 million as compared to $95.4 million in the first quarter of 2011.  The decrease in revenue in the first three months of 2012 is a result of declines, caused primarily by a loss of access lines (which includes local calling services, network access services, subsidies and long-distance services).  These declines were partially offset by growth in DSL and IPTV subscriptions and increased revenue from our prison services business.

General

The following general factors should be considered in analyzing our results of operations:

Revenues

Telephone Operations and Other Operations.  Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas.  Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in either of our two operating segments except for through acquisitions.  On February 5, 2012, we entered into an agreement to acquire SureWest.  SureWest provides a wide range of telecommunications, digital video, Internet, data and other facilities-based communications services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas.  In 2011, SureWest reported $248.1 million in total operating revenues.  We anticipate closing on the SureWest transaction early in the third quarter of 2012.

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 226,167, 227,992 and 234,928 local access lines in service as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Most wireline telephone companies have experienced a loss of local access lines due to increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators, along with challenging economic conditions.  While we have industry leading access line performance, we have not been immune to these conditions.  Cable competitors in all of our markets offer a competing voice product.  We estimate that cable companies offer voice service to all of their addressable customers, covering 85% of our entire service territory.

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

We have implemented a number of initiatives to gain new local access lines and retain existing lines by making bundled service packages more attractive (for example, by adding unlimited long-distance) and by announcing special promotions, like discounted second lines.  We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV.  As of March 31, 2012, IPTV was available to approximately 212,000 homes in our markets.  Our IPTV subscriber base continues to grow and totaled 35,337, 34,356 and 30,380 subscribers as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 112,368, 110,913 and 107,634 DSL lines in service as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.  Currently, over 95% of our rural telephone companies’ local access lines are DSL-capable.

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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at March 31, 2012 is being amortized at a weighted-average life of approximately 2.5 years.

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

For the Three Months Ended March 31, 2012 Compared to March 31, 2011

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended March 31, 2012 and 2011:

	2012		2011
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$19.9	21.3	$21.7	23.2
Network access services	19.8	21.2	21.4	22.4
Subsidies	11.5	12.3	11.5	12.1
Long-distance services	3.5	3.7	4.3	4.5
Data and Internet services	22.0	23.6	20.0	20.5
Other services	8.4	9.0	8.5	8.9
Total telephone operations	85.1	91.1	87.4	91.6
Other operations	8.3	8.9	8.0	8.4

Total operating revenue	93.4	100.0	95.4	100.0

Expenses
Telephone operations	53.0	56.7	48.9	51.3
Other operations	7.3	7.8	7.4	7.7
Depreciation and amortization	22.1	23.7	22.2	23.3
Total operating expense	82.4	88.2	78.5	82.3

Income from operations	11.0	11.8	16.9	17.7

Interest expense, net	14.6	15.6	11.9	12.5
Other income	6.5	6.9	7.1	7.4
Income tax expense	1.0	1.1	4.6	4.8

Net income	1.9	2.0	7.5	7.8
Net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1

Net income attributable to common stockholders	$1.8	1.9	$7.4	7.7

Revenue

Revenue in the first three months of 2012 declined by $2.0 million, or 2.1%, to $93.4 million from $95.4 million in the first three months of 2011.  Overall, the decline in revenue was principally the result of decreases in the number of access lines, which reduced revenues for local calling services and long-distance services.  These declines were partially offset by a 10.0% growth in data, Internet and video revenues.  DSL connections increased 4% while IPTV increased over 16% at March 31, 2012 compared to March 31, 2011.  Revenues from our Prison Services business also increased by $0.3 million in 2012 compared to the first three months of 2011.

Access line loss continues to moderate and is being offset by growth in our number of broadband connections.  VOIP, DSL and IPTV connections all increased during the first three months of 2012 as compared to 2011.  Connections by type are as follows:

	March 31,
	2012	2011

Residential access lines in service	136,607	139,707
Business access lines in service	89,560	95,221
Total local access lines in service	226,167	234,928
IPTV subscribers	35,337	30,380
ILEC DSL subscribers	112,368	107,634
Total broadband connections	147,705	138,014

VOIP subscribers	9,569	8,665
CLEC access line equivalents (1)	89,672	81,631

Total connections	473,113	463,238

Long-distance lines (2)	181,029	173,944

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

Telephone Operations Revenue

Local calling services revenue decreased by $1.8 million, or 8.3%, to $19.9 million in the first three months of 2012 compared to $21.7 million in the first three months of 2011. The decrease is primarily due to the decline in local access lines.

Network access services revenue decreased by $1.6 million, or 7.5%, to $19.8 million in the first three months of 2012 compared to $21.4 million in the first three months of 2011. Due to reduced minutes of use, our switched access revenues decreased by $2.2 million. The decreases were off-set by our special access revenues which increased by $0.3 million and our end user universal service fees which increased by $0.3 million.

Subsidy revenues were $11.5 million for the first three months of 2012 and for the first three months of 2011.

Long-distance services revenue decreased by $0.8 million, or 18.6%, to $3.5 million for the first three months of 2012 compared to $4.3 million for the first three months of 2011. The decrease is primarily a result of a decline in billable minutes, as customers increasingly shift to our unlimited long distance calling plan.

Data and Internet revenue increased by $2.0 million, or 10.0%, to $22.0 million for the first three months of 2012 compared to $20.0 million for the first three months of 2011. The increase is primarily due to an increase in DSL, IPTV and digital telephone subscribers. These increases were partially offset by erosion of our dial-up Internet base.

Other services revenue decreased by $0.1 million, or 1.2%, to $8.4 million for the first three months of 2012 compared to $8.5 million for the first three months of 2011. Declines primarily in directory revenues and leases were partially offset by an increase in transport revenues.

Other Operations Revenue

Other Operations revenue increased by $0.3 million, or 3.8%, to $8.3 million for the first three months of 2012 compared to $8.0 million for the first three months of 2011.  The increase is primarily due to an increase in our prison services business.

Operating Expenses

Operating expenses increased in the first three months of 2012 by $4.0 million, or 7.1%, to $60.3 million as compared to $56.3 million in the first three months of 2011.  Increases in operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations increased by $4.1 million, or 8.4%, to $53.0 million in the first three months of 2012 as compared to $48.9 million in the first three months of 2011. The increase in operating expenses is related to $4.8 million of costs incurred for the acquisition of SureWest.  This increase was partially offset by the Company’s ongoing cost reduction efforts, including: reductions in salaries, occupancy costs, supplies, and professional fees.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $0.1 million, or 1.4%, to $7.3 million in the first three months of 2012 as compared to $7.4 million in the first three months of 2011.

Depreciation and Amortization

Depreciation and amortization expense remained relatively flat at $22.1 million in the first three months of 2012 and $22.2 million for the first three months of 2011.

Interest Expense, Net

Interest expense, net of interest income, increased by $2.7 million, or 22.7%, to $14.6 million for the first three months of 2012 as compared to $11.9 million for the first three months of 2011.  Interest expense in the first quarter of 2012 included $3.1 million of amortization related to the financing costs for the bridge loan commitment obtained for the SureWest acquisition.

Other Income (Expense)

Other income (expense) decreased $0.6 million to $6.5 million in the first three months of 2012 compared to $7.1 million in the first three months of 2011.  The decrease was principally due to reduced earnings from our wireless partnership interests.

Income Taxes

Our provision for income taxes in the first quarter of 2012 was $1.0 million compared to $4.6 million in the first quarter of 2011.  The effective tax rate for the three months ended March 31, 2012 and 2011 was 34.9% and 38.1%, respectively.  Our effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses and a change in Illinois state income tax rates.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest remained flat at $0.1 million in the first three months of both 2012 and 2011.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information concerning our financial condition.

(In thousands, except for ratio)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$98,493	$105,704
Working capital	69,682	83,040
Total debt	882,466	884,711
Current ratio	1.73	1.97

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the remainder of 2012 will arise primarily from: (i) an expected dividend payment of between $35.0 million and $36.0 million; (ii) interest payments on our indebtedness of between $33.0 million and $35.0 million; (iii) capital expenditures of $31.0 million to $33.0 million; (iv) cash income tax payments of $3.0 million to $6.0 million; (v) 401(k), pension and other post retirement contributions of approximately $14.5 million; and (vi) certain other costs.  In addition, we currently expect to use between $35.0 to $40.0 million in cash from the balance sheet to help fund our acquisition of SureWest which we expect to close early in the third quarter of 2012.  However, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

While we expect the SureWest acquisition to be de-levering, it will be necessary for us to take on additional debt to fund the transaction.  See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”.  We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, and committed acquisition financing for

SureWest (or financing we obtain in lieu of the committed financing), will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Cash and cash equivalents.  For the first quarter of 2012, cash and cash equivalents decreased by $7.2 million as compared to an increase in cash and cash equivalents of $9.6 million during the first quarter of 2011.  The decrease in cash and cash equivalents quarter over quarter is a result of SureWest acquisition related-costs as well as quarterly principal payments on our outstanding debt.

Working capital.  Our net working capital decreased by $1.6 million at March 31, 2012 versus March 31, 2011.  The decrease in working capital is partially due the accrual of $6.1 million of commitment fees related to obtaining financing for the SureWest acquisition.  The decrease in working capital is also due to an increase in the current portion of derivative obligations due to four derivative instruments maturing on March 31, 2013.  These decreases are offset by increased cash and cash equivalents at March 31, 2012 compared to March 31, 2011.

Cash available under our secured revolving credit facility.  At March 31, 2012 and 2011, we had no borrowings outstanding under our secured revolving credit facility and $50 million of availability.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures, payments made to fund our pension and other postretirement obligations, and costs related to the acquisition of SureWest.

Dividend payments.  During the first quarter of 2012, we used $11.6 million compared to $11.5 million for the first quarter 2011 of cash to make dividend payments to shareholders.  Our current quarterly dividend rate is approximately $0.39 per share.

Interest and other payments related to outstanding debt and capital leases.  During the first quarter of 2012, we used $11.0 million of cash to make required interest payments on our outstanding debt.  We also used $2.2 million of cash to reduce our total outstanding debt obligations during the first quarter of 2012.  During the first quarter of 2011, we used $11.4 million of cash to make required interest payments on our outstanding debt.

Pension and postretirement obligations.  In the first quarter of 2012, we used $3.3 million of cash to fund pension, 401(k) and other postretirement obligations.  In the first quarter of 2011, we used $3.4 million of cash to fund pension, 401(k) and other postretirement obligations.

Capital expenditures.  During the first quarter of 2012, we spent approximately $11.2 million on capital projects.  During the first quarter of 2011, we spent approximately $10.0 million on capital projects.

Debt

The following table summarizes our indebtedness as of March 31, 2012:

(In thousands)	Balance	Maturity Date	Rate (1)

Capital leases	$4,666	May 31, 2021	13.7% (2)
Revolving credit facility	—	June 8, 2016	LIBOR plus 3.25%
Term loan	$469,771	December 31, 2014	LIBOR plus 2.50%
Term loan	$408,029	December 31, 2017	LIBOR plus 3.75%

(1)          As of March 31, 2012, the 1-month LIBOR rate in effect on our borrowings was 0.241%.

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

As of March 31, 2012, the first term loan tranche consists of $469.8 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $408.0 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4:59:1 at March 31, 2012, the borrowing margin for the next three month period ending June 30, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.

For the quarter ended March 31, 2012, the weighted-average interest rate incurred on our credit facilities, including payments made under our interest rate swap agreement, was 4.90% per annum.

We have obtained a commitment for the financing necessary to complete the SureWest transaction from Morgan Stanley Senior Funding, Inc., which provides for a senior unsecured bridge facility in an aggregate principal amount of $350,000,000 that can be used to finance a portion of the aggregate cash consideration of, and to pay the fees and expenses in connection with, the transactions contemplated by the Merger Agreement and to repay existing indebtedness of SureWest. The financing commitment permits us to secure other funding in lieu of drawing on the financing commitment, and our current credit agreement also permits it to do so. Before or shortly after the completion of the mergers contemplated by the Merger Agreement, we expect to conduct a private placement of Rule 144A notes.

Derivative Instruments

At March 31, 2012, we had $300 million notional amount of floating to fixed interest rate swap agreements outstanding and $230 million notional amount of basis swaps outstanding.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

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

Covenant Compliance

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through March 31, 2012, and after taking into consideration dividend payments (including the $11.6 million dividend declared in February 2012 and paid on May 1, 2012), we continue to have $178.3 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as such term is defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of March 31, 2012, our total net leverage ratio was 4.59:1.00 and our interest coverage ratio was 3.59:1.00.

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

Dividends

The cash required to fund dividend payments is in addition to our other expected cash needs and is expected to be funded with cash flows from operations.  However, should the need arise, we expect to have sufficient availability under our revolving credit facility to fund dividends in addition to any material fluctuations in working capital and other cash needs. We do not intend to borrow under the revolver to pay dividends.

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

We anticipate no change to the dividend policy as a result of the SureWest acquisition announced on February 6, 2012.

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of March 31, 2012, the present value of the minimum remaining lease commitments was approximately $4.7 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $8.4 million over the remaining term of the leases.

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of March 31, 2012, we had approximately $1.2 million of these bonds outstanding.

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

During the first three months of 2012, the interest rate on approximately $347.8 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.   If market interest rates changed by 1.0% from the average rates that prevailed during the first three months of this year, interest expense would have increased or decreased by approximately $0.9 million for this three month period.

As of March 31, 2012, the fair value of our interest rate swap agreements amounted to a net liability of $9.2 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Six putative class action lawsuits have been filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants. Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California. The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012. The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly is unfair to the SureWest shareholders and agreeing to terms that allegedly unduly restrict other bidders from making a competing offer. The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors. The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 does not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process. The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified money damages. We believe that these claims are without merit. On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation. Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact are to be consolidated with these cases as well. Any party objecting to such consolidation must file its objection within ten days of receiving a copy of the order. Attorneys for the plaintiffs in Aievoli and Waterbury received copies of the order on or before March 29, 2012 and have not filed any objection. On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.

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

Item 1A.                 Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2011 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Mine Safety Disclosures

Not applicable

Item 5.                    Other Information

None

Item 6.                    Exhibits

(a)   Exhibits

2.1*         Agreement and Plan of Merger, dated as of February 5, 2012, by and among the Company, SureWest Communications, WH Acquisition Corp. and WH Acquisition II Corp. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 5, 2012).

10.1         Commitment Letter, dated February 5, 2012, from Morgan Stanley Senior Funding, Inc. and agreed to and accepted by Consolidated Communications, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 5, 2012).

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

101**     The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*    Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted. The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

May 4, 2012	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2012	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)