Form 10-Q
period 2012-06-30
Consolidated Communications Holdings, Inc.
filed 2012-08-06
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each class of Common Stock, as of the latest practicable date

Class	Outstanding as of August 3, 2012
Common Stock, $0.01 Par Value	39,917,265 Shares

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net revenues	$93,005	$92,623	$186,369	$188,064
Operating expense:
Cost of services and products (exclusive of depreciation and amortization shown separately below)	36,526	34,267	72,390	69,951
Selling, general and administrative expenses	19,996	19,147	39,524	39,846
Financing and other transactions	562	2,540	5,384	2,540
Depreciation and amortization	21,869	21,987	44,006	44,145
Operating income	14,052	14,682	25,065	31,582
Other income (expense):
Interest expense, net of interest income	(16,893)	(12,397)	(31,493)	(24,336)
Investment income	6,762	6,097	13,228	13,014
Other, net	185	210	199	437
Income before income taxes	4,106	8,592	6,999	20,697
Income tax expense	1,200	3,079	2,209	7,687
Net income	2,906	5,513	4,790	13,010
Less: net income attributable to noncontrolling interest	120	162	245	294
Net income attributable to common stockholders	$2,786	$5,351	$4,545	$12,716

Net income per common share—basic	$0.09	$0.18	$0.15	$0.42

Net income per common share—diluted	$0.09	$0.18	$0.15	$0.42

Cash dividends per common share	$0.38	$0.38	$0.77	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011

Net income	$2,906	$5,513	$4,790	$13,010
Change in prior service cost and net of loss, net of tax of $273 and ($207) for three months ended June 30, 2012 and 2011, and $543 and $80 for the six months ended June 30, 2012 and 2011	448	(357)	897	135
Change in fair value of cash flow hedges, net of tax of $339 and $352 for the three months ended June 30, 2012 and 2011, and $924 and $2,056 for the six months ended June 30, 2012 and 2011	581	602	1,584	3,558
Comprehensive income	3,935	5,758	7,271	16,703
Less: comprehensive income attributable to noncontrolling interest	120	162	245	294
Total comprehensive income attributable to common stockholders	$3,815	$5,596	$7,026	$16,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$84,984	$105,704
Restricted cash — see footnote 4	315,082	—
Accounts receivable, net of allowance for doubtful accounts of $2,743 in 2012 and $2,547 in 2011	35,165	35,492
Inventories	7,233	7,151
Income tax receivable	11,276	8,988
Deferred income taxes	4,825	4,825
Prepaid expenses and other current assets	7,769	6,170
Total current assets	466,334	168,330
Property, plant and equipment, net	321,047	332,046
Investments	99,423	98,069
Goodwill	520,562	520,562
Customer lists, net	46,742	57,811
Tradenames	12,347	12,347
Deferred debt issuance costs, net and other assets	12,981	4,904
Total assets	$1,479,436	$1,194,069
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,128	$13,673
Advance billings and customer deposits	20,974	20,324
Dividends payable	11,603	11,571
Accrued expense	34,640	24,571
Current portion of senior secured term debt	8,800	8,800
Current portion of capital lease obligations	216	192
Current portion of derivative liability	8,340	3,580
Current portion of pension and postretirement benefit obligations	2,579	2,579
Total current liabilities	102,280	85,290
Long-term portion of capital lease obligation	4,403	4,519
Long-term debt	1,164,855	871,200
Deferred income taxes	78,794	77,327
Pension and other postretirement obligations	89,587	93,754
Other long-term liabilities	6,863	14,167
Total liabilities	1,446,782	1,146,257
Stockholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 29,951,282 and 29,869,512, shares outstanding as of June 30, 2012 and December 31, 2011, respectively	299	299
Additional paid-in capital	61,968	79,852
Retained earnings	—	—
Accumulated other comprehensive loss, net	(35,352)	(37,833)
Noncontrolling interest	5,739	5,494
Total stockholders’ equity	32,654	47,812
Total liabilities and stockholders’ equity	$1,479,436	$1,194,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Non-controlling
(In thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss, net	Interest	Total

Balance - December 31, 2011	29,869,512	$299	$79,852	$—	$(37,833)	$5,494	$47,812

Dividends on common stock	—	—	(9,843)	(1,759)	—	—	(11,602)
Shares issued under employee plan, net of forfeitures	81,770	—	—	—	—	—	—
Non-cash, stock-based compensation	—	—	501	—	—	—	501
Comprehensive income	—	—	—	1,759	1,452	125	3,336
Balance - March 31, 2012	29,951,282	$299	$70,510	$—	$(36,381)	$5,619	$40,047

Dividends on common stock	—	—	(8,817)	(2,786)	—	—	(11,603)
Other	—	—	(314)	—	—	—	(314)
Non-cash, stock-based compensation	—	—	589	—	—	—	589
Comprehensive income	—	—	—	2,786	1,029	120	3,935
Balance — June 30, 2012	29,951,282	$299	$61,968	$—	$(35,352)	$5,739	$32,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Communications Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2012	2011

Operating Activities
Net income	$4,790	$13,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,006	44,145
Deferred income taxes	—	298
Loss on disposal of assets	206	4
Cash distributions from wireless partnerships in excess of (less than) earnings	(1,171)	(300)
Stock-based compensation expense	1,090	1,090
Amortization of deferred financing costs	5,020	662
Changes in operating assets and liabilities:
Accounts receivable, net	327	4,954
Income tax receivable	(2,288)	2,564
Inventories	(82)	(285)
Other assets	(1,599)	(982)
Accounts payable	1,455	827
Accrued expenses and other liabilities	(275)	(4,784)
Net cash provided by operating activities	51,479	61,203
Investing Activities
Purchases of property, plant and equipment	(22,151)	(20,704)
Proceeds from the sale of assets	28	396
Restricted cash for acquisition of SureWest	(298,035)	—
Other	(314)	56
Net cash used for investing activities	(320,472)	(20,252)
Financing Activities
Proceeds on bond offering	298,055	—
Restricted cash on bond offering	(17,047)	—
Payment of capital lease obligation	(92)	(71)
Payment on long term debt	(4,400)	—
Payment of financing costs	(5,070)	(3,399)
Dividends on common stock	(23,173)	(23,128)
Net cash used for financing activities	248,273	(26,598)
Net increase in cash and equivalents	(20,720)	14,353
Cash and equivalents at beginning of year	105,704	67,654
Cash and equivalents at end of period	$84,984	$82,007

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

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2012 and 2011.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As of June 30, 2012, the Company’s Summary of Critical Accounting Policies for the year ended December 31, 2011, which are detailed in the Company’s Annual Report on Form 10-K, have not changed.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Reclassifications

Certain prior-quarter amounts have been reclassified in the statement of cash flows from financing activities to operating activities.  These reclassifications had no impact on net cash flows.

2.                                      Recent Accounting Pronouncements

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

3.             Agreement and Plan of Merger with SureWest Communications

On February 5, 2012, we entered into a definitive agreement to acquire all the outstanding shares of SureWest Communications (“SureWest”) for $23.00 per share in a cash and stock transaction.  SureWest provides a wide range of telecommunications, digital video, Internet, data and other facilities-based communications services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas.

The merger agreement provided that each record holder of SureWest common stock could make one of the following elections, or a combination of the two, at or prior to the election deadline provided for in the merger agreement, regarding the type of merger consideration they wish to receive in exchange for shares of SureWest common stock:

•                                    a cash election to receive $23.00 in cash, without interest, for each share of SureWest common stock, or

•                                    a stock election to receive shares of our common stock having an equivalent value based on average trading prices for the 20-day period ending two days before the closing date of the merger, subject to a collar so that there would be a maximum exchange ratio of 1.40565 shares of our common stock for each share of SureWest common stock and a minimum of 1.03896 shares of our common stock for each share of SureWest common stock.

Overall elections were subject to a proration so that approximately 50% of the SureWest shares (treating equity award shares as outstanding shares) would be exchanged for cash and approximately 50% for our stock.

The California PUC approved the merger on June 7, 2012.  On June 12, 2012, SureWest shareholders and Consolidated’s stockholders approved the issuance of our common stock to SureWest shareholders.  Final closing on the SureWest transaction occurred July 2, 2012.  The price in the acquisition, excluding debt assumed, consisted of cash of $176.7 million and 9,965,983 shares of the Company’s common stock (based on average trading prices for the Company’s common stock over the 20-day period ending two days before the closing date of the merger), totaled $320.7 million.

The cash portion of the merger consideration and the funds required to repay SureWest outstanding debt was financed with $300.0 million in aggregate principal amount of 10.875% Senior Notes due 2020 (“Senior Notes”).  We also used cash on hand and approximately $35.0 million in borrowings from our revolving credit facility to fund the acquisition.

The acquisition of SureWest will be recorded in accordance with the acquisition method, and it is expected that goodwill and intangible assets will be recorded on the consolidated balance sheets. However, as the initial accounting for the business combination has not been completed as of August 6, 2012, including the measurement of certain intangible assets and goodwill.

4.             Restricted cash

At June 30, 2012, the Company had restricted cash of $315.1 million on deposit with an Escrow Agent in connection with the acquisition of SureWest.  The restricted cash included $298.0 million of net proceeds from the issuance of Senior Notes for the SureWest acquisition and $17.1 million of cash escrowed to ensure coverage of a redemption fee and interest accruing on the financing through November 5, 2012 for the repayment of the financing in the event the SureWest acquisition were not consummated by that date.  There was no such restricted cash at December 31, 2011.

5.             Prepaid expense and other current assets

Prepaid and other current assets are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Prepaid maintenance	$2,360	$1,980
Prepaid taxes	1,784	440
Deferred charges	672	784
Prepaid insurance	470	313
Prepaid expense - other	2,438	2,607
Other current assets	45	46
Total	$7,769	$6,170

6.             Property, plant and equipment, net

Property, plant and equipment are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Land and buildings	$65,282	$66,704
Network and outside plant facilities	904,711	897,140
Furniture, fixtures and equipment	50,516	73,185
Assets under capital lease	10,014	10,014
Less: accumulated depreciation	(722,696)	(721,527)
	307,827	325,516
Construction in progress	13,220	6,530
Totals	$321,047	$332,046

Depreciation expense totaled $16.3 million and $16.5 million for the three month periods ended June 30, 2012 and 2011, respectively and $32.9 million and $33.1 million for the six months ended June 30, 2012 and 2011, respectively.

7.             Investments

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  For the three month periods ended June 30, 2012 and 2011, we received cash distributions from these partnerships totaling $3.0 million and $2.0 million, respectively.  For the six months ended June 30, 2012 and 2011, we received cash distributions from these partnerships totaling $5.5 million and $5.0 million, respectively.

We also own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the three months ended June 30, 2012 and 2011, we received cash distributions from these partnerships totaling $2.9 million and $3.8 million, respectively.  For the six months ended June 30, 2012 and 2011, we received cash distributions from these partnerships totaling $6.5 million and $7.7 million, respectively.

Our investments are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Cash surrender value of life insurance policies	$2,037	$1,978
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	3,518	3,394
Other	15	15
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,226	19,422
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,300	7,063
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	22,927	21,797
Total	$99,423	$98,069

CoBank is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, which has traditionally been a significant lender in the Company’s credit facility.  The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Because the income from our equity method investments exceeded 10% of our pretax income for the first six months of 2012, below is a summary of unaudited summarized income statement and balance sheet information for the three equity investments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011

Total revenues	$73,555	$74,485	$145,890	$143,548
Income from operations	22,235	20,631	41,927	40,796
Net income before taxes	22,247	20,656	41,956	40,848
Net income	22,143	20,556	41,748	40,648

	June 30,	December 31,
(In thousands)	2012	2011

Current assets	$51,801	$44,739
Non-current assets	76,771	79,432
Current liabilities	12,163	14,523
Non-current liabilities	1,210	1,096
Partnership equity	115,199	108,552

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

The Company’s interest rate swap assets and liabilities measured at fair value on a recurring basis subject to disclosure requirements at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
(In thousands)	June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap liabilities	$(8,340)	$—	$(8,340)	$—
Long-term interest rate swap liabilities	(5,103)	—	(5,103)	—
Totals	$(13,443)	$—	$(13,443)	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current interest rate swap liabilities	$(3,580)	$—	$(3,580)	$—
Long-term interest rate swap liabilities	(12,401)	—	(12,401)	—
Totals	$(15,981)	$—	$(15,981)	$—

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$49,453	n/a	$48,282	n/a
Investments, at cost	$47,933	n/a	$47,809	n/a
Long-term debt	$1,173,655	$1,173,655	$880,000	$880,000

The Company’s investments at June 30, 2012 and December 31, 2011 accounted for under both the equity and cost methods consist of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods.

Our senior secured long-term debt of $875.6 million allows us to select a one month LIBOR repricing option, which we have elected.  As such, the fair value of this debt approximates its carrying value.  Based upon the inputs of the LIBOR based yield curve, which can be corroborated by observable market data, we have categorized the long-term debt as Level 2 within the fair value hierarchy.

Our Senior Notes long term debt of $298.1 million earns interest at a rate of 10.875% per year.  The fair value of this debt approximates its carrying value.  We have categorized the Senior Notes long-term debt as Level 2 within the fair value hierarchy.

9.             Goodwill and Other Intangible Assets

In accordance with the applicable accounting guidance, goodwill and indefinite lived intangible assets are not amortized but are subject to impairment testing—no less than annually or more frequently if circumstances indicate potential impairment.

The following table presents the carrying amount of goodwill by segment:

(In thousands)	June 30, 2012	December 31, 2011

Telephone Operations	$519,542	$519,542
Other Operations	1,020	1,020
Totals	$520,562	$520,562

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  These tradenames are indefinitely renewable intangibles.  The carrying value of the tradenames was $12.3 million at both June 30, 2012 and December 31, 2011.

The Company’s customer lists consist of an established base of customers that subscribe to its services.  The carrying amount of customer lists is as follows:

	Telephone Operations		Other Operations
(In thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Gross carrying amount	$193,124	$193,124	$4,405	$4,405
Less: accumulated amortization	(146,602)	(135,754)	(4,185)	(3,964)
Net carrying amount	$46,522	$57,370	$220	$441

Amortization associated with customer lists totaled approximately $5.6 million and $11.1 million in each of the three and six month periods ended June 30, 2012 and 2011, respectively.

10.          Deferred Debt Issuance Costs, Net and Other Assets

Deferred financing costs, net and other assets are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Deferred debt issuance costs, net	$12,927	$4,833
Other assets	54	71
Total	$12,981	$4,904

Deferred debt issuance costs are subject to amortization.  Deferred debt issuance costs of $5.1 million at June 30, 2012 related to our secured credit facility will be amortized over the term of the corresponding debt.  The remaining $7.8 million deferred costs relate to the acquisition of SureWest which include $6.8 million of an underwriting commission and $1.0 million for issuance of Senior Notes.  The deferred cost associated with the acquisition of SureWest will be amortized over the term of the maturity of the Senior Notes through June 2020.

11.          Accrued Expenses

Accrued expenses are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Accrued salaries	$4,258	$5,851
Accrued employee benefits	4,341	4,384
Accrued financing fees	10,910	—
Taxes payable	2,754	4,599
Accrued interest	3,034	237
Accrued site commissions	2,452	3,559
Other accrued expenses	6,891	5,941
Total accrued expenses	$34,640	$24,571

12.          Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2012	December 31, 2011

Senior secured credit facility — term loan	$875,600	$880,000
Senior notes — net of discount	298,055	—
Senior secured credit facility — revolving loan	—	—
	1,173,655	880,000
Less: current portion of long-term debt	(8,800)	(8,800)
Total long-term debt	$1,164,855	$871,200

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50 million revolving credit facility, $875.6 million term loan facility, and $300.0 million of Senior Notes.  On July 2, 2012, we used $35 million on the revolving credit facility in connection with the SureWest acquisition. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company with the exception of Illinois Consolidated Telephone Company.  The Senior Notes are unsecured.

Our term loan credit facility is made up of two separate tranches, resulting in different maturity dates and interest rate margins for each term loan tranche.  The first term loan tranche consists of $468.6 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $407.0 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments which began on March 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.61:1.00 at June 30, 2012, the borrowing margin for the next three month period ending September 30, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of June 30, 2012 or December 31, 2011, or at any time during the quarter ended June 30, 2012.  On July 2, 2012, we borrowed $35.0 million of the revolving credit facility for the acquisition of SureWest.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended June 30, 2012 and 2011, including amounts paid on our interest rate swap agreements and the applicable margin, was 4.90% and 5.45% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of June 30, 2012, we were in compliance with the credit agreement covenants.

In connection with the acquisition of SureWest described in Note 3, on February 5, 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package included a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”). As anticipated, permanent financing for the SureWest acquisition was funded by our Senior Note offering, as described below.  As a result, the $4.1 million commitment fee incurred for the Bridge Facility was capitalized as deferred debt issuance costs and was amortized over the expected life of the Bridge Facility, which was four months.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to escrow proceeds from a high-yield note offering prior to closing the SureWest acquisition and, until closing, exclude the debt from current leverage calculations.  The amendment also permitted us additional flexibility for future high yield notes issuances with the same subsidiary guarantees required by our current credit facility, which enabled us to issue the Senior Notes described below.  All other terms, coverage and leverage ratios of the credit facility were unchanged.  Fees totaling $3.5 million were recognized as expense in connection with the amendment while $1.2 million in fees were capitalized as deferred debt issuance costs and amortized over the remaining life of the term debt.

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount will be amortized over the term of the Senior Notes.  The proceeds of the sale of the Senior Notes were held in an escrow account pending closing of the SureWest transaction.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes.

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

The following interest rate swaps, all designated as cash flow hedges, were outstanding at June 30, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value
Fixed to 3-month floating LIBOR	$100,000	Current portion of long-term liabilities	$(1,842)
Fixed to 3-month floating LIBOR	130,000	Current portion of long-term liabilities	(3,880)
3-month floating LIBOR minus spread to 1-month floating LIBOR	100,000	Current portion of long-term liabilities	(89)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Current portion of long-term liabilities	(168)
Fixed to 1-month floating LIBOR	200,000	Other long-term liabilities	(3,337)
Fixed to 1-month floating LIBOR	200,000	Current portion of long-term liabilities	(2,361)
Forward starting fixed to 1-month floating LIBOR	175,000	Other long-term liabilities	(1,766)
Total Fair Values			$(13,443)

The following interest rate swaps, all designated as cash flow hedges, were outstanding at December 31, 2011:

(In thousands)	Notional Amount	2011 Balance Sheet Location	Fair Value

Fixed to 3-month floating LIBOR	$100,000	Current portion of long-term liabilities	$(3,401)
Fixed to 3-month floating LIBOR	130,000	Other long-term liabilities	(6,053)
3-month floating LIBOR minus spread to 1-month floating LIBOR	100,000	Current portion of long-term liabilities	(179)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Other long-term liabilities	(269)
Fixed to 1-month floating LIBOR	300,000	Other long-term liabilities	(5,343)
Forward starting fixed to 1-month floating LIBOR	200,000	Other long-term liabilities	(736)
Total Fair Values			$(15,981)

At June 30, 2012 and December 31, 2011, the interest rate on approximately 72% and 60%, respectively, of our outstanding debt (excluding the Senior Notes) was fixed through the use of interest rate swaps.

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

At June 30, 2012 and December 31, 2011, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $13.4 million and $15.9 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011

Loss/(gain) recognized in accumulated other comprehensive income (loss) (“AOCI”)	$(581)	$(953)	$(1,584)	$(5,614)
Loss/(gain) arising from ineffectiveness increasing/(reducing) interest expense	(15)	(24)	(31)	(59)
Deferred losses/(gains) reclassed from AOCI to interest expense	(14)	402	(1)	885

(In thousands, except months)	June 30, 2012	December 31, 2011

Aggregate notional value of current derivatives outstanding	$630,000	$530,000
Aggregate notional value of forward derivatives outstanding	$175,000	$200,000
Period through which derivative positions currently exist	March 2016	June 2015
Fair value of derivatives	$13,443	$15,981
Deferred losses included in AOCI (pretax)	$13,425	$15,932
Losses included in AOCI to be recognized in the next 12 months	$41	$65
Number of months over which loss in OCI is to be recognized	9	15

14.          Interest Expense, Net of Interest Income

The following table summarizes interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011

Interest expense — credit facility	$7,377	$6,382	$14,837	$12,468
Payments on swap liabilities, net	3,502	5,388	6,963	10,645
Interest expense — capital leases	160	165	321	321
Amortization of deferred financing costs — bridge facility	1,098	—	4,160	—
Interest expense — bridge facility	1,458	—	1,458	—
Interest expense — Senior Notes	2,750	—	2,750	—
Uncertain tax position interest accrual	10	12	19	24
Other interest	162	188	291	362
Amortization of deferred financing fees	460	338	860	662
Capitalized interest	(42)	(39)	(82)	(72)
Total interest expense	16,935	12,434	31,577	24,410
Less: interest income	(42)	(37)	(84)	(74)
Interest expense, net of interest income	$16,893	$12,397	$31,493	$24,336

15.          Retirement and Pension Plans

We have 401(k) plans covering substantially all of our employees.  Contributions made under our defined contribution plans include a match, at the Company’s discretion, of employee salaries contributed to the plans.  We recognized expense with respect to these plans of $0.6 million for each of the three month periods ended June 30, 2012 and 2011 and $1.3 million for each of the six month periods ended June 30, 2012 and 2011.

Qualified Retirement Plan

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering substantially all of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011

Service cost	$357	$222	$713	$638
Interest cost	2,627	2,902	5,255	5,451
Expected return on plan assets	(2,611)	(2,952)	(5,222)	(5,446)
Net amortization loss (gain)	798	(495)	1,596	375
Prior service credit amortization	(41)	(32)	(83)	(83)
Net periodic pension cost	$1,130	$(355)	$2,259	$935

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

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011

Interest cost	$14	$15	$28	$29
Net amortization loss	11	5	22	17
Net periodic pension cost	$25	$20	$50	$46

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for both the three month periods ended June 30, 2012 and 2011, respectively, and $0.3 million for both six month periods ended June 30, 2012 and 2011, respectively.  The net present value of the remaining obligations was approximately $2.3 million at June 30, 2012 and $2.5 million at December 31, 2011, and is included in pension and postretirement benefit obligations in the accompanying balance sheets.

We also maintain 38 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income in the three and six month periods ended June 30, 2012.  We did not recognize any proceeds in other income for the three or six month periods ended June 30, 2011 due to the receipt of life insurance proceeds.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.0 million at June 30, 2012 and $2.0 million at December 31, 2011.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

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

The following table summarizes the components of the net periodic costs for postretirement benefits for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011

Service cost	$213	$223	$427	$446
Interest cost	414	398	828	796
Net prior service cost amortization	(47)	(47)	(95)	(94)
Net periodic postretirement benefit cost	$580	$574	$1,160	$1,148

17.          Other Long-term Liabilities

Other long-term liabilities are as follows:

(In thousands)	June 30, 2012	December 31, 2011

Long-term derivative liabilities	$5,103	$12,401
Uncertain tax positions	1,224	1,224
Accrued interest on uncertain tax positions	70	50
Other long-term liabilities	466	492
Total	$6,863	$14,167

18.          Stock-based Compensation Plans

Pretax stock-based compensation expense for the periods indicated was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011

Restricted stock	$325	$342	$650	$691
Performance shares	264	237	440	399
Total	$589	$579	$1,090	$1,090

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of June 30, 2012, we had not yet recognized compensation expense on the following non-vested awards.

(In thousands)	Non-recognized Compensation	Average Remaining Recognition Period (years)

Restricted stock	$1,852	1.2
Performance shares	1,510	1.2
Total	$3,362	1.2

The following table summarizes unvested restricted stock awards outstanding and changes during the six months ended June 30:

	2012		2011
	# of Shares	Price(1)	# of Shares	Price(1)
Non-vested restricted shares outstanding — January 1	129,203	$17.79	101,435	$17.40
Shares granted	14,732	19.30	127,377	17.92
Shares cancelled	—	—	(10,282)	18.48
Shares vested	—	—	—	—
Non-vested restricted shares outstanding — June 30	143,935	$17.94	218,530	$17.65

(1)          Represents the weighted—average fair value on date of grant.

The following table summarizes unvested performance share-based restricted stock awards outstanding and changes during the six months ended June 30:

	2012		2011
	# of Shares	Price(1)	# of Shares	Price(1)

Non-vested performance shares outstanding — January 1	50,879	$17.04	68,880	$15.74
Shares granted	67,040	17.92	50,440	17.92
Shares canceled	—	—	(10,768)	16.95
Non-vested performance shares outstanding — June 30	117,919	$17.54	108,552	$16.63

(1)         Represents the weighted—average fair value on date of grant.

19.          Income Taxes

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2011.  As of June 30, 2012 and December 31, 2011, the amount of unrecognized tax benefits was $1.2 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $0.8 million.  We do not expect any changes in our unrecognized tax benefits during the remainder of 2012.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At June 30, 2012, we had no material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 29.2% and 35.8% for the three month periods ended June 30, 2012 and 2011, respectively and 31.6% and 37.1% for the six month periods ended June 30, 2012 and 2011, respectively.  The effective tax rates differ from the federal and state statutory rates primarily due to lower forecasted income due to the acquisition of SureWest, state income taxes owed in certain states where we are required to file on a separate legal entity basis, non-deductible expenses and a change in the Illinois state income tax rate.

20.          Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is comprised of the following components:

	June 30,	December 31,
(In thousands)	2012	2011

Fair value of cash flow hedges	$(13,425)	$(15,932)
Prior service credits and net losses on postretirement plans	(42,661)	(44,102)
	(56,086)	(60,034)
Deferred taxes	20,734	22,201
Totals	$(35,352)	$(37,833)

21.          Environmental Remediation Liabilities

Environmental remediation liabilities were $0.2 million at June 30, 2012 and $0.3 million at December 31, 2011, and are included in other long-term liabilities.  These liabilities relate to anticipated remediation and monitoring costs with respect to two small vacant sites and are undiscounted.  The Company believes the amount accrued is adequate to cover the remaining anticipated costs of remediation.

22.          Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of June 30, 2012, the present value of the minimum remaining lease commitments was approximately $4.6 million, of which $0.2 million is due and payable within the next 12 months.  The leases will require total remaining rental payments to LATEL, a related party entity, of approximately $6.8 million and total remaining rental payments to Spruce of approximately $1.4 million over the term of the leases.  These leases have total payments of $8.2 million on the remaining terms of the leases.

23.          Litigation and Contingencies

Six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s merger with SureWest in which the Company, WH Acquisition Corp.  and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified money damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal court entered an order staying the Broering action for 90 days. On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $525,000, of which the Company is to pay $36,250, with the balance to be paid by SureWest and its insurer.  The proposed settlement is subject to approval by the Placer County Superior Court.  Upon approval by the court, the consolidated state court actions and the federal action will be dismissed with prejudice.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  Consolidated filed a motion for summary judgment on June 18, 2012 and the court is scheduled to hear oral arguments on August 30, 2012.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

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

24.          Net Income per Common Share

The following illustrates the earnings allocation method as required by the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share which we utilize in the calculation of basic and diluted earnings per share.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Basic and Diluted Earnings Per Share Using Two-class Method:
Net income	$2,906	$5,513	$4,790	$13,010
Less: net income attributable to noncontrolling interest	120	162	245	294
Net income attributable to common shareholders before allocation of earnings to participating securities	2,786	5,351	4,545	12,716
Less: earnings allocated to participating securities	95	119	160	246
Net income attributable to common stockholders	$2,691	$5,232	$4,385	$12,470

Weighted-average number of common shares outstanding (1)	29,689	29,593	29,689	29,593

Net income per common share attributable to common stockholders — basic and diluted	$0.09	$0.18	$0.15	$0.42

(1)  To the extent that restricted shares are anti-dilutive, they have been excluded from the calculation of diluted earnings per share in accordance with the applicable accounting guidance.

An additional 0.3 million and 0.4 million shares were not included in the computation of potentially dilutive securities at June 30, 2012 and 2011, because they were anti-dilutive.

25.          Business Segments

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

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011

Telephone operations	$85,012	$84,809	$170,095	$172,203
Other operations	7,993	7,814	16,274	15,861
Total net revenue	93,005	92,623	186,369	188,064

Operating expense — telephone operations	50,011	48,797	102,899	97,742
Operating expense — other operations	7,073	7,157	14,399	14,595
Total operating expense	57,084	55,954	117,298	112,337

Depreciation and amortization — telephone operations	21,664	21,778	43,593	43,725
Depreciation and amortization — other operations	205	209	413	420
Total depreciation expense	21,869	21,987	44,006	44,145

Operating income — telephone operations	13,337	14,234	23,603	30,736
Operating income - other operations	715	448	1,462	846
Total operating income	14,052	14,682	25,065	31,582

Interest expense, net of interest income	(16,893)	(12,397)	(31,493)	(24,336)
Investment income	6,762	6,097	13,228	13,014
Other, net	185	210	199	437
Income before taxes	$4,106	$8,592	$6,999	$20,697

Capital expenditures:
Telephone operations	$10,904	$10,634	$22,055	$20,625
Other operations	23	23	96	79
Total	$10,927	$10,657	$22,151	$20,704

	June 30,	December 31,
	2012	2011
Goodwill:
Telephone operations	$519,542	$519,542
Other operations	1,020	1,020
Total	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,473,907	$1,187,708
Other operations	5,529	6,361
Total	$1,479,436	$1,194,069

(1)  Included within the telephone operations segment assets are our equity method investments totaling $49.5 million and $48.3 million at June 30, 2012 and December 31, 2011, respectively.

26.          Subsequent Events

The Company closed on the acquisition of SureWest on July 2, 2012.  Refer to Footnote 3 — Agreement and Plan of Merger with SureWest Communications for a description of the acquisition disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated operating results and financial condition for the three and six month periods ended June 30, 2012 and 2011 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

Forward-Looking Statements

Any statements contained in this Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates”, “believes”, “expects”, “intends”, “plans”, “estimates”, “targets”, “projects”, “should”, “may”, “will” and similar words and expressions are intended to identify forward-looking statements.  These forward-looking statements are contained throughout this Report, including, but not limited to, statements found in this Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part I — Item 3 — “Quantitative and Qualitative Disclosures about Market Risk” and Part II — Item 1 — “Legal Proceedings”.  Such forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results and involve a number of known and unknown risks, uncertainties, and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•                  our ability to successfully integrate the operations of SureWest Communications following the acquisition and to realize the synergies from the acquisition;

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

•                  transport and content costs are substantial and continue to increase;

•                  risks associated with our possible pursuit of future acquisitions;

•                  the length and severity of weakened economic conditions in our service areas in Illinois, Texas, Pennsylvania, California, and Kansas;

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

Overview

We are an established rural local exchange carrier that provides communications services to residential and business customers in Illinois, Texas and Pennsylvania.  As of July 2, 2012 we extended our communication services to Northern California, primarily in the Sacramento region, and the greater Kansas City, Kansas and Missouri areas with the acquisition of SureWest Communications (“SureWest”).  We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access (“DSL”), standard and high-definition digital television (“IPTV”), digital telephone service (“VOIP”), custom calling features, private line services, carrier access services, network capacity services over our regional fiber optic network, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  We also operate two non-core complementary businesses:  prison services facilities and equipment sales.

Executive Summary

On February 5, 2012, we entered into a definitive agreement with SureWest to acquire all of its outstanding shares in a cash and stock transaction.  SureWest provides a wide range of telecommunications, digital video, Internet, data and other facilities-based communications services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas.  For the year ended December 31, 2011, SureWest reported $248.1 million in total operating revenues.  For the six months ended June 30, 2012, SureWest generated $127.9 million in operating revenues.  We closed on the SureWest transaction on July 2, 2012.  The purchase price of the acquisition, excluding debt assumed, consisted of cash of $176.7 million and 9,965,983 shares of the

Company’s common stock (based on average trading prices for the Company’s common stock over the 20-day period ending two days before the closing date of the merger), totaled $320.7 million.  The cash portion of the merger consideration and the funds required to repay SureWest outstanding debt was financed with the sale of $300.0 million in aggregate principal amount of 10.875% Senior Notes due 2020 (“Senior Notes”).  The Company also used cash on hand and approximately $35.0 million in borrowings from its revolving credit facility.  Because the acquisition closed on July 2, 2012, the Company’s financial information for and as of the quarter and six months ended June 30, 2012 does not include any of the results of operations from SureWest.

We generated net income attributable to common stockholders of $2.8 million, or $0.09 per diluted share, in the second quarter of 2012, as compared to net income attributable to common stockholders of $5.4 million, or $0.18 per diluted share, in the second quarter of 2011.  The decrease in net income in the second quarter of 2012 resulted from costs incurred associated with the acquisition of SureWest.  During the second quarter of 2012, we incurred $0.6 million in expense related to the acquisition and an additional $5.4 million in interest costs of which includes $2.8 million of interest incurred on the Senior Notes obtained for the SureWest acquisition, $1.1 million amortization of fees related to securing the bridge loan commitment to finance the SureWest acquisition, and $1.5 million of interest related to ticking fees associated with the bridge loan financing.  This decrease in net income from the second quarter of 2012 compared to the second quarter 2011 was reduced by the $2.5 million incurred in 2011 for professional fees related to our credit agreement amendment.

Revenue in the second quarter of 2012 increased to $93.0 million as compared to $92.6 million in the second quarter of 2011.  Revenue growth in the second quarter 2012 was due to an increase of $2.1 million in revenue from our data and internet sales due to increased DSL and IPTV subscribers.  This increase was partially offset by a loss of access lines (which includes local calling services, network access services, subsidies and long-distance services).

General

The following general factors should be considered in analyzing our results of operations:

Revenues

Telephone Operations and Other Operations.  Our revenues are derived primarily from the sale of voice and data communication services to residential and business customers in our rural telephone companies’ service areas.  Because we operate primarily in rural service areas, we do not anticipate significant growth in revenues in either of our two operating segments except for through acquisitions, such as that of SureWest.

Local access lines and bundled services. An “access line” is the telephone line connecting a home or business to the public switched telephone network.  The number of local access lines in service directly affects the monthly recurring revenue we generate from end users, the amount of traffic on our network, the access charges we receive from other carriers, the federal and state subsidies we receive, and most other revenue streams.  We had 225,025, 227,992 and 232,360 local access lines in service as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

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

We also market a “triple play” bundle, which includes local telephone service, DSL, and IPTV.  As of June 30, 2012, IPTV was available to almost 212,000 homes in our Illinois, Texas and Pennsylvania markets.  Our IPTV subscriber base continues to grow and totaled 35,834, 34,356 and 31,218 subscribers as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

We also continue to experience growth in the number of DSL subscribers we serve.  We had 113,856, 110,913 and 108,581 DSL lines in service as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.  Currently, over 95% of our rural telephone companies’ local access lines are DSL-capable.

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

Amortization expenses are recognized primarily for our intangible assets considered to have finite useful lives on a straight-line basis. In accordance with the applicable authoritative guidance, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  Because tradenames have been determined to have indefinite lives, they are not amortized.  Customer relationships are amortized over their useful life.  The net carrying value of customer lists at June 30, 2012 is being amortized at a weighted-average life of approximately 2.5 years.

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

For the Three Months Ended June 30, 2012 Compared to June 30, 2011

The following summarizes our revenues and operating expenses on a consolidated basis for the three months ended June 30, 2012 and 2011:

	2012		2011
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$19.7	21.2%	$21.4	23.1%
Network access services	19.6	21.1	19.3	20.8
Subsidies	11.2	12.0	11.1	12.0
Long-distance services	3.5	3.8	4.1	4.4
Data and Internet services	22.7	24.4	20.6	22.3
Other services	8.3	8.9	8.3	9.0
Total telephone operations	85.0	91.4	84.8	91.6
Other operations	8.0	8.6	7.8	8.4

Total operating revenue	93.0	100.0	92.6	100.0

Expenses
Telephone operations	49.3	53.0	46.3	50.0
Other operations	7.1	7.6	7.1	7.7
Transaction/Debt refinancing costs	0.6	0.6	2.5	2.7
Depreciation and amortization	21.9	23.5	22.0	23.8
Total operating expense	78.9	84.8	77.9	84.2

Income from operations	14.1	15.2	14.7	15.8

Interest expense, net	16.9	18.2	12.4	13.4
Other income	6.9	7.4	6.3	6.8
Income tax expense	1.2	1.3	3.1	3.3

Net income	2.9	3.1	5.5	5.9
Net income attributable to noncontrolling interest	0.1	0.1	0.2	0.2

Net income attributable to common stockholders	$2.8	3.0%	$5.3	5.7%

Revenue

Revenue in the second quarter of 2012 increased by $0.4 million, or 0.4%, to $93.0 million from $92.6 million in the second quarter 2011.  Revenue growth in the second quarter 2012 was due to an increase of $2.1 million of revenue from our data and internet sales due to increased DSL and IPTV subscribers.  This increase was partially offset by decreases in the number of access lines, which reduced revenues for local calling services and long-distance services.

Access line loss continues to moderate and is being offset by growth in our number of broadband connections.  VOIP, DSL and IPTV connections all increased during the second quarter of 2012 as compared to the second quarter of 2011.  Connections by type are as follows:

	June 30,
	2012	2011

Residential access lines in service	136,047	138,538
Business access lines in service	88,978	93,822
Total local access lines in service	225,025	232,360

IPTV subscribers	35,834	31,218
ILEC DSL subscribers	113,856	108,581
Total broadband connections	149,690	139,799

VOIP subscribers	9,891	8,799
CLEC access line equivalents (1)	94,715	81,746

Total connections	479,321	462,704

Long-distance lines (2)	182,311	175,439

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

Telephone Operations Revenue

Local calling services revenue decreased by $1.7 million, or 7.9%, to $19.7 million in the second quarter of 2012 compared to $21.4 million in the second quarter of 2011.  The decrease is primarily due to the decline in local access lines.

Network access services revenue increased by $0.3 million, or 1.6%, to $19.6 million for the second quarter of 2012 compared to $19.3 million in the second quarter of 2011. The increase is primarily due to an increase in federal universal service fees.

Subsidy revenues increased by $0.1 million, or 0.9%, to $11.2 million in the second quarter of 2012 compared to $11.1 million in the second quarter of 2011. The increase is principally due to an increase in interstate common line revenue.

Long-distance services revenue decreased by $0.6 million, or 14.6%, to $3.5 million in the second quarter of 2012 compared to $4.1 million in the second quarter of 2011. The decrease is primarily due to a decline in billable minutes as a result of customers moving to unlimited long-distance plans.

Data and Internet revenue increased by $2.1 million, or 10.2%, to $22.7 million in the second quarter of 2012 compared to $20.6 million in the second quarter of 2011. The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue was $8.3 million for both the second quarter of 2012 and the second quarter of 2011.  Increases in transport revenues were offset by declines in directory revenue.

Other Operations Revenue

Other Operations revenue increased by $0.2 million, or 2.6%, to $8.0 million in the second quarter of 2012 compared to $7.8 million in the second quarter of 2011. The increases were from our prison systems business and our equipment sales and installation business.

Operating Expenses

Operating expenses increased in the second quarter of 2012 by $3.0 million, or 5.6%, to $56.4 million as compared to $53.4 million in the second quarter of 2011.  Operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations increased by $3.0 million, or 6.5%, to $49.3 million in the second quarter of 2012 as compared to $46.3 million in the second quarter of 2011.  The increase in operating expense was principally related to higher costs associated with video programming for both increased subscribers and higher programming costs.  Telephone operating expenses also increased due to higher pension costs in 2012.

Other Operations Operating Expenses

Operating expenses for Other Operations were $7.1 million for both the second quarter of 2012 and the second quarter of 2011.  Increases in professional fees were offset by decreases in bad debt for Other Operations.

Transaction/Debt refinancing costs

In connection with the acquisition of SureWest, we incurred $0.6 million of transaction related fees which were recognized as a non-recurring expense in the second quarter of 2012.  In the second quarter of 2011, we amended our credit agreement and incurred fees totaling to $2.5 million which were also recognized as a non-recurring expense.

Depreciation and Amortization

Depreciation and amortization expense remained relatively flat with a slight decrease of $0.1 million, or 0.5%, to $21.9 million in the second quarter of 2012 as compared to $22.0 million in the second quarter of 2011.

Interest Expense, Net

Interest expense, net of interest income, increased by $4.5 million, or 36.3%, to $16.9 million for the second quarter of 2012 as compared to $12.4 million for the second quarter of 2011.  Interest expense in the second quarter of 2012 included $2.8 million of interest expense related to the Senior Notes associated with the SureWest acquisition as well as $1.1 million of amortization related to the financing costs for the bridge loan commitment and $1.5 million of interest related to ticking fees associated with the bridge loan commitment obtained for the SureWest acquisition.  This increase was partially offset by decreased interest payments related to our interest rate swaps.

Other Income (Expense)

Other income (expense) increased by $0.6 million to $6.9 million in the second quarter of 2012 compared to $6.3 million in the second quarter of 2011.  The increase was principally due to higher earnings from our wireless partnership interests.

Income Taxes

Our provision for income taxes was $1.2 million in the second quarter of 2012 compared to $3.1 million in the second quarter of 2011.  Our effective tax rate was 29.2% for the three months ended June 30, 2012 compared to 35.8% for the three months ended June 30, 2011.  The effective tax rates differ from the federal and state statutory rates primarily due to lower forecasted income due to the acquisition of SureWest, state income taxes owed in certain states where we are required to file on a separate legal entity basis and non-deductible expenses.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest totaled $0.1 million in the second quarter of 2012 and $0.2 in the second quarter of 2011.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) remained flat period over period.

For the Six Months Ended June 30, 2012 Compared to June 30, 2011

The following summarizes our revenues and operating expenses on a consolidated basis for the six months ended June 30, 2012 and 2011:

	2012		2011
(In millions, except for percentages)	$	%	$	%
Revenue
Telephone operations
Local calling services	$39.6	21.2	$43.0	22.9
Network access services	39.4	21.1	40.7	21.6
Subsidies	22.7	12.2	22.7	12.1
Long-distance services	7.0	3.8	8.4	4.5
Data and Internet services	44.7	24.0	40.6	21.5
Other services	16.7	9.0	16.8	8.9
Total telephone operations	170.1	91.3	172.2	91.5
Other operations	16.3	8.7	15.9	8.5

Total operating revenue	186.4	100.0	188.1	100.0

Expenses
Telephone operations	97.5	52.3	95.3	50.7
Other operations	14.4	7.7	14.6	7.8
Transaction/Debt refinancing costs	5.4	2.9	2.5	1.3
Depreciation and amortization	44.0	23.6	44.1	23.4
Total operating expense	161.3	86.5	156.5	83.2

Income from operations	25.1	13.5	31.6	16.8

Interest expense, net	31.5	16.9	24.3	12.9
Other income	13.4	7.2	13.4	7.1
Income tax expense	2.2	1.1	7.7	4.1

Net income	4.8	2.6	13.0	6.9
Net income attributable to noncontrolling interest	0.3	0.1	0.3	0.2

Net income attributable to common stockholders	$4.5	2.4	$12.7	6.7

Revenue

Revenue in the first half of 2012 declined by $1.7 million, or 0.9%, to $186.4 million from $188.1 million in the first half of 2011.  For the first half of the year, revenue was negatively impacted by a decline in revenues related to our traditional wireline telephone business, which impacted revenue for local calling services, network access, subsidies, long-distance services and directory.  Revenue was positively impacted in 2012 by a $4.1 million increase due to the continued growth in our data and internet services (including DSL and IPTV).

Telephone Operations Revenue

Local calling services revenue decreased by $3.4 million, or 7.9%, to $39.6 million in the first half of 2012 compared to $43.0 million in the first half of 2011. The decrease is primarily due to a decline in local line revenues as a result of the decline in local access lines.

Network access services revenue decreased by $1.3 million, or 3.2%, to $39.4 million in the first half of 2012 compared to $40.7 million in the first half of 2011. The decrease is primarily due to a decline in switched access minutes of use. These decreases were partially offset by higher special access and federal universal service revenues.

Subsidy revenue was $22.7 million for both the first half of 2012 and the first half of 2011.

Long-distance services revenue decreased by $1.4 million, or 16.7%, to $7.0 million in the first half of 2012 compared to $8.4 million in the first half of 2011. The decrease is primarily due to a decline in billable minutes, primarily due to customers moving to unlimited long-distance plans and the decline in access lines.

Data and Internet revenue increased by $4.1 million, or 10.1%, to $44.7 million in the first half of 2012 compared to $40.6 million in the first half of 2011. The increase is primarily due to an increase in the number of DSL and IPTV subscribers.

Other services revenue decreased by $0.1 million, or 0.6%, to $16.7 million in the first half of 2012 compared to $16.8 million in the first half of 2011. The decrease is primarily due to a decline in directory revenue partially offset by an increase in transport revenues.

Other Operations Revenue

Other Operations revenue increased by $0.4 million, or 2.5%, to $16.3 million in the first half of 2012 compared to $15.9 million in the first half of 2011. The increases were from our prison systems business and our equipment sales and installation business.

Operating Expenses

Operating expenses increased in the first half of 2012 by $2.0 million, or 1.8%, to $111.9 million as compared to $109.9 million in the first half of 2011.  Operating expenses by segment are discussed below.

Telephone Operations Operating Expenses

Operating expenses for Telephone Operations increased by $2.2 million, or 2.3%, to $97.5 million in the first half of 2012 as compared to $95.3 million in the first half of 2011.  The increase in operating expense was principally related to higher costs associated with video programming for both increased subscribers and higher programming costs.  Telephone operating expenses also increased due to higher pension costs in 2012.

Other Operations Operating Expenses

Operating expenses for Other Operations decreased by $0.2 million, or 1.4%, to $14.4 million in the first half of 2012 as compared to $14.6 million in the first half of 2011.  Operating expenses in our other Operations Segment declined as a result of the elimination of costs totaling $4.3 million related to the sale of our telemarketing and operator service businesses.  This decrease in cost was partially offset by higher commission payments to the State of Illinois necessitated by an increase in revenue from our prison services business.

Transaction/Debt refinancing costs

In connection with the acquisition of SureWest, we incurred $5.4 million of transaction related fees which were recognized as a non-recurring expense in the first half of 2012.  In the first half of 2011, we amended our credit agreement and incurred fees totaling $2.5 million that were recognized as a non-recurring expense during 2011.

Depreciation and Amortization

Depreciation and amortization expense remained relatively flat with a slight decrease of $0.1 million, or 0.2%, to $44.0 million in the first half of 2012 as compared to $44.1 million in the first half of 2011.

Interest Expense, Net

Interest expense, net of interest income, increased by $7.2 million, or 29.6%, to $31.5 million for the first half of 2012 as compared to $24.3 million for the first half of 2011.  Interest expense for the first half of 2012 included $2.8 million of interest expense related to the Senior Notes associated with the SureWest acquisition, $4.2 million of amortization related to the financing costs for the bridge loan commitment, and $1.5 million of interest related to ticking fees associated with the bridge loan commitment obtained for the SureWest acquisition.  This increase was partially offset by lower interest payments related to our interest rate swaps.

Other Income (Expense)

Other income (expense) was $13.4 million for both the first half of 2012 and the first half of 2011.

Income Taxes

Our provision for income taxes was $2.2 million for the first six months of 2012 compared to $7.7 million for the first six months of 2011.  The effective tax rate was 31.6% for the six months ended June, 30, 2012 compared to 37.1% for the six months ended June 30, 2011.  Our effective tax rate differs from the federal and state statutory rates primarily due to lower forecasted income due to the acquisition of SureWest, state income taxes owed in certain states where we are required to file on a separate legal entity basis, non-deductible expenses and a change in Illinois state income tax rates.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest was $0.3 million for both the first half of 2012 and the first half of 2011.  The income for our East Texas Fiber Line, Inc. subsidiary (a joint venture owned 63% by the Company and 37% by Eastex Celco) was stable period over period.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information regarding our financial condition.

(In thousands, except for ratio)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$84,984	$105,704
Restricted cash — see footnote 4	315,082	—
Working capital — excluding restricted cash	48,972	83,040
Total debt and capital leases	1,178,274	884,711
Current ratio — excluding restricted cash	1.48	1.97

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows generated from our business and, if needed, from borrowings under our revolving credit facility.

As a general matter, we expect that our liquidity needs for the remainder of 2012 will arise primarily from: (i) dividend payments of between $30.3 million and $31.3 million; (ii) interest payments on our indebtedness of between $39.0 million and $40.0 million and principal payment on debt of $4.4 million; (iii) capital expenditures of between $50.0 million and $55.5 million; (iv) cash income tax payments; (v) pension, 401(k) and other post retirement obligations of between $15.0 million and $17.5 million; (vi) change of control payments of between $7.6 million and $12.1 million for the SureWest acquisition, and (vii) certain other costs.  On July 2, 2012, we used $298.0 million of the restricted cash, $73.4 million in cash from the balance sheet, and $35.0 million from our revolver to fund the acquisition of SureWest and repayment of certain of its outstanding debt.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

While we expect the SureWest acquisition to be de-leveraging, it was necessary for us to take on additional debt to fund the transaction.  See Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”.  We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

As discussed below, the margin for each tranche of our term loan is fixed for the duration of the loan and we had $50 million available under our revolving credit facility as of June 30, 2012.  On July 2, 2012, we drew $35.0 million on this revolver to help fund the acquisition of SureWest.  Based on our discussion with banks participating in the bank group, we expect the remaining $15.0 million of the funds to be available under the revolving credit facility if necessary.

Sources of Liquidity

Our current principal sources of liquidity are cash and cash equivalents, working capital, and cash available under our secured revolving credit facility.

Cash and cash equivalents.  For the first half of 2012, cash and cash equivalents decreased by $20.7 million as compared to an increase in cash and cash equivalents of $14.3 million during the first half of 2011.  During the second quarter of 2012, $17.0 million of cash moved from cash to cash equivalents to restricted cash.  Refer to Item 1—“Footnote 4. Restricted Cash” for a description of the restrictions.  The remaining decrease is a result of SureWest acquisition related-costs as well as quarterly principal payments on our outstanding debt.

Working capital, excluding restricted cash.  Our net working capital position decreased by $22.1 million at June 30, 2012 versus June 30, 2011.  Our decreased working capital position in 2012 is principally the result of the decrease in cash and cash equivalents, as noted above, for the move of cash to restricted cash. The remainder of this decrease in our working capital position for 2012 is related to increased accrued transaction expenses and financing costs related to the acquisition of SureWest.

Cash available under our secured revolving credit facility.  At June 30, 2012 and 2011, we had no borrowings outstanding under our secured revolving credit facility and $50.0 million of availability.  On July 2, 2012 we used $35.0 million to fund the acquisition of SureWest, leaving $15.0 million of fund availability on the revolving credit facility after the closing.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures, payments made to fund our pension and other postretirement obligations, and transaction costs related to the SureWest acquisition.

Dividend payments.  We used $11.6 million of cash to make dividend payments to shareholders during the second quarter of 2012 and 2011.  We used $23.2 million of cash to make dividend payments to shareholders during the first half of 2012 and $23.1 million in the first half of 2011.  Our current quarterly dividend rate is $0.38738 per share.

Interest and other payments related to outstanding debt and capital leases.  During the second quarter of 2012, we used $10.9 million of cash to make required interest payments on our outstanding debt and $47 thousand of cash to reduce our capital lease obligations.  We also used $2.2 million of cash to reduce our total outstanding debt obligations during the second quarter of 2012.  During the second quarter of 2011, we used $11.8 million of cash to make required interest payments on our outstanding debt and $37 thousand of cash to reduce our capital lease obligations.

For the first half of 2012, we used $21.9 million of cash to make required interest payments on our outstanding debt and $92 thousand of cash to reduce our capital lease obligations.  For the first half of 2011, we used $23.2 million of cash to make required interest payments on our outstanding debt and $71 thousand of cash to reduce our capital lease obligations.  We also used $4.4 million of cash to reduce our total outstanding debt obligations during the first half of 2012.

Pension and postretirement obligations.  In the second quarter of 2012, we used $3.9 million of cash to fund pension, 401(k) and other postretirement obligations.  In the second quarter of 2011, we used $3.6 million of cash to fund pension, 401(k) and other postretirement obligations.  The increase in pension and postretirement payments in the second quarter of 2012 versus 2011 primarily reflects a $0.6 million payment to our qualified pension plan.

In the first half of 2012, we used $7.2 million of cash to fund pension, 401(k) and other postretirement obligations.  In the first half of 2011, we used $7.0 million of cash to fund pension, 401(k) and other postretirement obligations.  The increase for the first six months of 2012 is related to higher funding requirements.

Capital expenditures.  During the second quarter of 2012, we spent approximately $10.9 million on capital projects.  During the second quarter of 2011, we spent approximately $10.7 million on capital projects.  For the first six months of 2012, we spent approximately $22.2 million on capital projects.  During the first six months of 2011, we spent approximately $20.7 million on capital projects.

Transaction costs related to SureWest Acquisition. We used $0.6 million of cash for transaction related costs for the acquisition of SureWest during the second quarter of 2012.  We used $5.4 million of cash for transaction costs for the acquisition of SureWest during the first half of 2012.  No cash was used in 2011 related to the SureWest transaction.

Debt

The following table summarizes our indebtedness as of June 30, 2012:

(In thousands)	Balance	Maturity Date	Rate (1)

Capital leases	$4,619	May 31, 2021	13.7% (2)
$50 million revolving credit facility	—	June 8, 2016	LIBOR plus 3.25%(3)
Senior Notes — net of discount	$298,055	June 1, 2020	10.875%
Term loan — tranche A	$468,593	December 31, 2014	LIBOR plus 2.50%
Term loan — tranche B	$407,007	December 31, 2017	LIBOR plus 3.75%

(1)         As of June 30, 2012, the 1-month LIBOR rate in effect on our borrowings was 0.246%.

(2)         Weighted-average rate.

(3)         On July 2, 2012, we used $35.0 million of the revolving credit facility with the acquisition of SureWest.

Credit Facilities

Borrowings under our secured credit agreement are secured by substantially all of our assets (other than our Illinois Consolidated Telephone Company subsidiary, and certain future subsidiaries).  The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct.  In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “—Covenant Compliance”.

As of June 30, 2012, the first term loan tranche consists of $468.6 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $407.0 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio of 4.61:1.00 at June 30, 2012, the borrowing margin for the next three month period ending

September 30, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of June 30, 2012 or December 31, 2011, or at any time during the quarter ended June 30, 2012.  On July 2, 2012, we used $35.0 million of the revolving credit facility with the acquisition of SureWest.

For the quarter ended June 30, 2012, the weighted-average interest rate incurred on our secured term debt, including payments made under our interest rate swap agreement, was 4.90% per annum.

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of its 10.875% Senior Notes due 2020 (the “Senior Notes”) through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”). The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside in the Unites States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries also fully and unconditionally guaranteed the Senior Notes.  The net proceeds of the Senior Notes were used to finance the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020.  Interest is payable on the Senior Notes at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.

For the quarter ended June 30, 2012, the weighted-average interest rate incurred on all of our debt, including the unsecured Senior Notes, was 6.42% per annum.

Derivative Instruments

At June 30, 2012, we had $400 million notional amount of floating to fixed interest rate swap agreements outstanding and $230 million notional amount of basis swaps outstanding.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

The $230 million notional amount of floating to fixed basis swap agreements outstanding are setup whereby we receive 3-month LIBOR-based interest payments from the swap counterparties and pay a fixed rate.  The basis swap agreements are structured so that we pay 3-month LIBOR-based payments less a fixed percentage to the basis swap counterparties, and receive 1-month LIBOR.  Concurrent with the execution of the basis swaps, we began electing 1-month LIBOR resets on our credit facility.

The $400 million notional amount of floating to fixed interest rate swap agreements are setup whereby we make fixed payments to the swap counterparties and receive 1-month LIBOR.  These swaps have staggered maturity dates.

In addition, we also currently have in place $175 million notional amounts of forward floating to fixed interest rate swap agreement that become effective and mature on staggered dates.  For these swap agreements, we will make fixed payments to the swap counterparty and receive 1-month LIBOR.

Covenant Compliance

In general, our amended credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through June 30, 2012, and after taking into consideration dividend payments (including the $11.6 million dividend declared in May 1, 2012 and paid on August 1, 2012), we continue to have $182.3 million in dividend availability under the credit facility covenant.

Under our amended credit agreement, if our total net leverage ratio (as such term is defined in the amended credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the amended credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of June 30, 2012, our total net leverage ratio was 4.61:1.00 and our interest coverage ratio was 3.27:1.00.

The descriptions of the covenants above and of our amended credit agreement and our Senior Notes generally in this Report are summaries only.  They do not contain a full description, including definitions, of the provisions summarized.  As such, these summaries are qualified in their entirety by these documents, which are filed as exhibits to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We anticipate no change to the dividend policy as a result of the SureWest acquisition that closed on July 2, 2012.

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of June 30, 2012, the present value of the minimum remaining lease commitments was approximately $4.6 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $8.2 million over the remaining term of the leases.

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of June 30, 2012, we had approximately $1.2 million of these bonds outstanding.

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

During the first six months of 2012, the interest rate on approximately $346.7 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.  If market interest rates changed by 1.0% from the average rates that prevailed during the first six months of this year, interest expense would have increased or decreased by approximately $1.8 million for this six month period.

As of June 30, 2012, the fair value of our interest rate swap agreements amounted to a net liability of $8.6 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s merger with SureWest in which the Company, WH Acquisition Corp.  and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified money damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal court entered an order staying the Broering action for 90 days. On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $525,000, of which the Company is to pay $36,250, with the balance to be paid by SureWest and its insurer.  The proposed settlement is subject to approval by the Placer County Superior Court.  Upon approval by the court, the consolidated state court actions and the federal action will be dismissed with prejudice.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  Consolidated filed a motion for summary judgment on June 18, 2012 and the court is scheduled to hear oral arguments on August 30, 2012.  In addition, we have asked the FCC Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

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

Item 1A.                                                Risk Factors

The Company included in its Annual Report on Form 10-K as of December 31, 2011 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”).  The following risk factors were identified in addition to those risk factors presented on Form 10-K as of December 31, 2011.

Transport and content costs are substantial and continue to increase.    We expect the cost of video transport and content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs. Larger cable companies often can qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression. In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and we may be unable to secure license rights to that programming. As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

If key suppliers or other communications companies that our business relies on experience financial difficulties it may adversely affect our operations and results of operations.    We depend on third party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services and to maintain, upgrade and enhance our network facilities and operations. Our video platform is made available through a third party vendor. If any of our third party vendors, some of whom represent our primary source of supply for products and services for which there are few substitutes, should experience financial difficulties or elect to exit an area in which we depend upon them, it could cause us to experience delays or service interruptions, and to incur additional expenses.

We originate and terminate calls for long distance carriers and other interexchange carriers over our network in exchange for access charges that represent a significant revenue stream. If any of these carriers go bankrupt or experience substantial financial difficulties, our inability to timely collect access charges from them could have a negative effect on our business and results of operations. Increasingly, the services of third parties that trigger access charges that we receive are being replaced by other services and treated as being outside the access charge structure. Therefore, we may receive significantly lower sums as compensation for originating and terminating these services. In addition, we are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. The failure to maintain in effect the necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                         Defaults Upon Senior Securities

None

Item 4.                                                         Mine Safety Disclosures

Not Applicable

Item 5.                                                         Other Information

None

Item 6.                                                         Exhibits

(a)         Exhibits

4.1                               Indenture, dated as of May 30, 2012, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance Co. (“CCFC”)) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 30, 2012).

4.2                               Form of 10.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.1).

4.3                               Registration Rights Agreement, dated as of May 30, 2012, between CCFC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.4 to Form 8-K dated May 30, 2012).

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

101*                    The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

August 6, 2012	By:	/s/ Robert J. Currey
Robert J. Currey
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2012	By:	/s/ Steven L. Childers
Steven L. Childers
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)