Form 10-Q
period 2012-09-30
Consolidated Communications Holdings, Inc.
filed 2012-11-02
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

121 South 17th Street, Mattoon, Illinois	61938-3987
(Address of principal executive offices)	(Zip Code)

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

Yes    X            No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    X             No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X

Non-accelerated filer___ (Do not check if a smaller reporting company) Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No   X

On October 23, 2012, the registrant had 39,917,265 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues	$157,012	$92,548	$343,381	$280,612

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	59,589	33,913	131,979	103,864
Selling, general and administrative expenses	35,568	21,148	75,092	60,994
Financing and other transaction costs	14,525	109	19,909	2,649
Depreciation and amortization	37,252	22,161	81,258	66,306
Operating income	10,078	15,217	35,143	46,799

Other income (expense):
Interest expense, net of interest income	(20,624)	(13,447)	(52,117)	(37,783)
Investment income	8,229	6,403	21,457	19,417
Other, net	232	516	431	953
(Loss) income before income taxes	(2,085)	8,689	4,914	29,386

Income tax (benefit) expense	(1,895)	2,723	314	10,410

Net (loss) income	(190)	5,966	4,600	18,976
Less: net income attributable to noncontrolling interest	121	148	366	442
Net (loss) income attributable to common stockholders	$(311)	$5,818	$4,234	$18,534

Net (loss) income per common share - basic and diluted	$(0.01)	$0.19	$0.12	$0.61

Dividends declared per common share	$0.39	$0.38	$1.16	$1.16

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(190)	$5,966	$4,600	$18,976
Change in prior service cost, net of tax of $36 and $(19) for the quarter ended September 30, 2012 and 2011, and $579 and $61 for nine months ended September 30, 2012 and 2011	60	(33)	957	102
Change in fair value of cash flow hedges, net of tax of $921 and $1,349 for the quarter ended September 30, 2012 and 2011, and $1,845 and $3,405 for nine months ended September 30, 2012 and 2011	1,577	2,314	3,161	5,872
Comprehensive income	1,447	8,247	8,718	24,950
Less: comprehensive income attributable to noncontrolling interest	121	148	366	442

Total comprehensive income attributable to common stockholders	$1,326	$8,099	$8,352	$24,508

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,775	$105,704
Accounts receivable, net	60,661	35,492
Income tax receivable	11,474	8,988
Deferred income taxes	10,202	4,825
Prepaid expenses and other current assets	9,335	6,170
Total current assets	116,447	161,179

Property, plant and equipment, net	876,115	339,197
Investments	102,860	98,069
Goodwill	629,967	520,562
Other intangible assets	63,574	70,158
Deferred debt issuance costs, net and other assets	13,767	4,904
Total assets	$1,802,730	$1,194,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,732	$13,673
Advance billings and customer deposits	29,068	20,324
Dividends payable	15,463	11,571
Accrued compensation	18,884	12,814
Accrued interest	11,690	237
Accrued expense	45,576	14,099
Current portion of long-term debt and capital lease obligations	9,029	8,992
Current portion of derivative liability	6,801	3,580
Total current liabilities	156,243	85,290

Long-term debt and capital lease obligations	1,202,059	875,719
Deferred income taxes	136,033	77,327
Pension and other postretirement obligations	133,246	93,754
Other long-term liabilities	11,382	14,167
Total liabilities	1,638,963	1,146,257

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 39,917,265 and 29,869,512, shares outstanding as of September 30, 2012 and December 31, 2011, respectively	399	299
Additional paid-in capital	191,223	79,852
Retained earnings	-	-
Accumulated other comprehensive loss, net	(33,715)	(37,833)
Noncontrolling interest	5,860	5,494
Total shareholders’ equity	163,767	47,812
Total liabilities and stockholders’ equity	$1,802,730	$1,194,069

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine months ended September 30,
	2012	2011

Net cash provided by operating activities	$71,900	$93,309

Cash flows from investing activities:
Business acquisition, net of cash acquired	(377,021)	-
Purchases of property, plant and equipment, net	(50,420)	(31,246)
Proceeds from sale of assets	415	427
Other	(314)	159
Net cash used for investing activities	(427,340)	(30,660)

Cash flows from financing activities:
Proceeds on bond offering	298,035	-
Proceeds from issuance of long-term debt	35,000	-
Payment of capital lease obligation	(140)	(108)
Payment on long-term debt	(6,600)	-
Payment of financing costs	(13,147)	(3,471)
Dividends on common stock	(38,637)	(34,719)
Net cash provided by (used in) financing activities	274,511	(38,298)

(Decrease)/increase in cash and cash equivalents	(80,929)	24,351

Cash and cash equivalents at beginning of period	105,704	67,654

Cash and cash equivalents at end of period	$24,775	$92,005

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communications services to residential and business customers in Illinois, Texas, Pennsylvania, California, Kansas and Missouri.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of operations, comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2011 Annual Report on Form 10-K filed with the SEC.

SureWest Merger

On July 2, 2012, we completed the acquisition of SureWest Communications.  SureWest Communications results of operations have been consolidated with our results following the acquisition date.  For a more complete discussion of the transaction, refer to Note 2.

Reclassifications

Inventories have been reclassified from current assets to property, plant and equipment on the condensed consolidated balance sheets.  Inventories consist primarily of network construction materials and supplies that when issued are capitalized as part of new customer installations and the construction of the network. The proportion of the items included in inventories that are capitalized to property, plant and equipment continues to increase as a result of the growth in the broadband services offered by the Company.

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(Amounts in thousands)	September 30, 2012	December 31, 2011	Estimated Useful Lives
Land and buildings	$93,529	$66,704	18-40 years
Network and outside plant facilities	1,397,113	897,140	3-50 years
Furniture, fixtures and equipment	93,451	73,185	3-15 years
Assets under capital lease	10,014	10,014	11 years
Total plant in service	1,594,107	1,047,043
Less: accumulated depreciation and amortization	(752,878)	(721,527)
Plant in service	841,229	325,516
Construction in progress	24,630	6,530
Construction inventory	10,256	7,151
Totals	$876,115	$339,197

Construction inventory, which is stated at weighted average cost, consists primarily of network construction materials and supplies that when issued are predominately capitalized as part of new customer installations and the construction of the network.

Recently Issued Accounting Pronouncements

In July 2012, Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2012-02 (“ASU 2012-02”), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to perform an initial assessment of qualitative factors to determine whether it is more likely than not that a non-goodwill indefinite-lived intangible asset is impaired and thus whether it is necessary to calculate the asset’s fair value for the purpose of comparing it with the asset’s carrying amount. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

2.     MERGER WITH SUREWEST COMMUNICATIONS

On July 2, 2012, we completed the merger with SureWest Communications (“SureWest”), which resulted in the acquisition of 100% of all the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  SureWest provides telecommunication services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas. The total purchase price of $550.8 million consisted of cash and assumed debt of $402.4 million and 9,965,983 shares of the Company’s common stock valued at the Company’s opening stock price on July 2, 2012 of $14.89, which totaled $148.4 million.

The results of SureWest operations since July 2, 2012 are included in the Company’s condensed consolidated statement of operations.  The financial results of SureWest are included in the Telephone Operations segment.  SureWest contributed $66.4 million in net revenues and recorded a net loss of $0.9 million for the period from July 2, 2012 through the period ended September 30, 2012, which includes $9.5 million in acquisition related costs. On July 2, 2012 as part of the purchase, the Company recorded accrued cash purchase price consideration of approximately $8.3 million to be paid during the quarter ending December 31, 2012, which represents a noncash investing activity in the condensed consolidated statements of cash flows for the nine months ended September 30, 2012. In addition, at September 30, 2012 the Company has accrued change-in-control payments to former members of the SureWest management team of $8.7 million which are expected to be paid during the six months ended June 30, 2013.  These payments were recognized in financing and other transaction costs in the condensed consolidated statement of operations during the quarter and nine months ended September 30, 2012 due to the close of the acquisition and the change or elimination of job duties.

The acquisition of SureWest has been accounted for using the acquisition method in accordance with the FASB’s Accounting Standards Codification Topic 805, Business Combinations.  Accordingly, the net assets acquired are recorded at their estimated fair values at July 2, 2012.  These values are derived from a preliminary purchase price allocation, which is subject to change based on the final valuation of the acquired real and intangible assets and liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuing of real and personal property, intangible assets and the final determination of goodwill. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The following table summarizes the preliminary purchase price allocation.

(In thousands)
Current assets	$46,791
Property, plant and equipment	551,315
Goodwill	109,405
Other intangible assets	10,500
Other long-term assets	4,589
Total assets acquired	722,600
Current liabilities	51,350
Pension and other post-retirement obliations	55,653
Deferred income taxes	58,316
Other long-term liabilities	6,485
Total liabilities assumed	171,804
Net assets acquired	$550,796

Included in the current assets acquired are cash of $17.1 million and trade receivables fair valued at approximately $21.6 million with a gross value of approximately $23.4 million.  We believe that the estimated fair value of the trade receivables approximates the amount to be eventually collected.  The acquired other intangible assets of approximately $10.5 million consists of the estimated fair values assigned to customer lists of $9.6 million and tradenames of $0.9 million.  The customer list intangible asset is being amortized over the estimated useful life of 5 years.  During the quarter and nine months ended September 30, 2012, we recorded amortization expense of approximately $0.5 million relating to the customer lists. Goodwill of $109.4 million and the tradenames are indefinite lived assets which are not subject to amortization; however, they are tested annually for impairment or more frequently when events or changes in circumstances indicate that the asset might be impaired. Goodwill will be tested annually for impairment at November 30. Goodwill is not deductible for income tax purposes.

Unaudited Pro Forma Results

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of SureWest occurred on January 1, 2011.  The adjustments to arrive at the pro forma information below included additional depreciation and amortization expense for the fair value increases to property plant and equipment, software and customer relationships.  Interest expense was increased to reflect the additional debt entered into to finance a portion of the acquisition price.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. The pro forma information below does not purport to present the actual results that would have resulted if the acquisition had in fact occurred at the beginning of the fiscal periods presented, nor does the information project results for any future period.

		Nine Months
	Quarter Ended	Ended September 30,
(In thousands, except share amounts)	September 30, 2011	2012	2011

Operating revenues	$155,700	$471,283	$466,277
Income from operations	$18,392	$54,919	$55,177
Net income	$2,476	$10,629	$7,214
Less: income attributable to noncontrolling interest	148	366	442
Net income attributable to common stockholders	$2,328	$10,263	$6,772

Basic and diluted earnings per common share:
Net income	$0.06	$0.26	$0.17

3.     EARNINGS PER SHARE

The following illustrates the earnings allocation method as required by the FASB’s authoritative guidance on the treatment of participating securities in the calculation of earnings per share which we utilize in the calculation of basic and diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share amounts)	2012	2011	2012	2011

Basic and Diluted Earnings Per Share using Two-class Method:
Net (loss) income	$(190)	$5,966	$4,600	$18,976
Less: net income attributable to noncontrolling interest	121	148	366	442
Net (loss) income attributable to common shareholders before allocation of earnings to participating securities	(311)	5,818	4,234	18,534
Less: earnings allocated to participating securities	–	117	255	363
Net (loss) income attributable to common shareholders	$(311)	$5,701	$3,979	$18,171

Weighted-average number of common shares outstanding (1)	39,439	29,593	32,963	29,593

Net (loss) income per common share attributable to common stockholders - basic and diluted	$(0.01)	$0.19	$0.12	$0.61

(1)To the extent that restricted shares are anti-dilutive, they have been excluded from the calculation of diluted earnings per share in accordance with the applicable accounting guidance.

An additional 0.2 million and 0.4 million shares were not included in the computation of potentially dilutive securities at September 30, 2012 and 2011, because they were anti-dilutive.

4.              INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Cash surrender value of life insurance policies	$1,895	$1,978
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	4,961	3,394
Other	115	15
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (17.02% interest)	19,142	19,422
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,424	7,063
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,390	21,797
CVIN, LLC (13.61% interest)	1,533	-
Totals	$102,860	$98,069

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  For the three-month periods ended September 30, 2012 and 2011, we received cash distributions from these partnerships totaling $3.7 million and $2.7 million, respectively.  For the nine months ended September 30, 2012 and 2011, we received cash distributions from these partnerships totaling $9.3 million and $7.7 million, respectively.

CoBank, ACB (“CoBank”) is a cooperative bank owned by its customers.  Annually, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, which has traditionally been a significant lender in the Company’s credit facility.  The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Equity Method

We own 17.02% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”), and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the three months ended September 30, 2012 and 2011, we received cash distributions from these partnerships totaling $4.0 million and $4.2 million, respectively.  For the nine months ended September 30, 2012 and 2011, we received cash distributions from these partnerships totaling $10.5 million and $11.9 million, respectively.

We have a 13.61% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several Independent Telephone Companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  During the quarter and nine months ended September 30, 2012, we did not receive any distributions from this partnership.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2012	2011	2012	2011
Total revenues	$75,317	$79,880	$221,207	$223,428
Income from operations	21,611	23,065	63,538	63,861
Net income before taxes	21,626	23,087	63,582	63,935
Net income	21,522	22,987	63,270	63,635

	September 30,	December 31,
(In thousands)	2012	2011
Current assets	$53,569	$43,517
Non-current assets	77,834	79,432
Current liabilities	1,302	13,901
Non-current liabilities	1,281	1,096
Partnership equity	116,221	107,951

5.              FAIR VALUE MEASUREMENTS

The Company’s derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using an internal valuation model which relies on the expected London Interbank Offered Rate (“LIBOR”) based yield curve and estimates of counterparty and Consolidated’s non-performance risk as the most significant inputs.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy. See Note 7 for further discussion regarding our interest rate swap agreements.

The Company’s interest rate swap assets and liabilities measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2012 and December 31, 2011 were as follows:

		As of September 30, 2012

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(6,801)	–	$(6,801)	–
Long-term interest rate swap liabilities	(4,135)	–	(4,135)	–
Totals	$(10,936)	$–	$(10,936)	$–

		As of December 31, 2011

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,580)	–	$(3,580)	–
Long-term interest rate swap liabilities	(12,401)	–	(12,401)	–
Totals	$(15,981)	$–	$(15,981)	$–

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$51,489	n/a	$48,282	n/a
Investments, at cost	$49,476	n/a	$47,809	n/a
Long-term debt	$1,206,517	$1,206,517	$880,000	$880,000

The Company’s investments at September 30, 2012 and December 31, 2011 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Our senior secured long-term debt of $908.4 million allows us to select a one month LIBOR repricing option, which we have elected.  As such, the fair value of this debt approximates its carrying value.  Based upon the inputs of the LIBOR based yield curve, which can be corroborated by observable market data, we have categorized the long-term debt as Level 2 within the fair value hierarchy.

In May 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% Senior Notes (“Senior Notes”).  The fair value of this debt approximates its carrying value of $298.1 million, net of discount, at September 30, 2012.  We have categorized the Senior Notes long-term debt as Level 2 within the fair value hierarchy. See Note 6 for a further discussion regarding our senior secured long-term debt.

6.     LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2012	2011
Senior secured credit facility - term loan	$873,400	$880,000
Senior secured credit facility - revolving loan	35,000	-
Senior notes - net of discount	298,117	-
Capital leases	4,571	4,711
	1,211,088	884,711
Less: current portion of long-term debt and capital leases	(9,029)	(8,992)
Total long-term debt	$1,202,059	$875,719

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and an $873.4 million term loan facility.  In addition, the Company has outstanding $300.0 million of Senior Notes.  As of September 30, 2012, $35.0 million was outstanding under the revolving credit facility. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.  The Senior Notes are unsecured.

Our term loan credit facility is made up of two separate tranches, resulting in different maturity dates and interest rate margins for each term loan tranche.  The first term loan tranche consists of $467.4 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $406.0 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.  The amended term loan facility also requires $2.2 million in quarterly principal payments which began on March 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at September 30, 2012, the borrowing margin for the next three month period ending December 31, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  During the quarter ended September 30, 2012, we borrowed $35.0 million of the revolving credit facility in connection with the acquisition of SureWest as described in Note 2.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of December 31, 2011.

The weighted-average interest rate incurred on our credit facilities during the three month periods ended September 30, 2012 and 2011, including amounts paid on our interest rate swap agreements and the applicable margin, was 6.49% and 5.73% per annum, respectively.  Interest is payable at least quarterly.

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, issue capital stock, and commit to future capital expenditures.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of September 30, 2012, we were in compliance with the credit agreement covenants.

In connection with the acquisition of SureWest, on February 5, 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package included a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”). As anticipated, permanent financing for the SureWest acquisition was funded by our Senior Note offering, as described below.  As a result, the $4.1 million commitment fee incurred for the Bridge Facility was capitalized as deferred debt issuance costs and was amortized over the expected life of the Bridge Facility, which was four months.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to escrow proceeds from a high-yield note offering prior to the closing of the SureWest acquisition and, until closing, exclude the debt from current leverage calculations.  The amendment also permitted us additional flexibility for future high yield notes issuances with the same subsidiary guarantees required by our current credit facility, which enabled us to issue the Senior Notes described below.  All other terms, coverage and leverage ratios of the credit facility were unchanged.  In connection with the amendment, fees of $3.5 million were recognized as expense during the quarter ended March 31, 2012 while $1.2 million in fees were capitalized as deferred debt issuance costs and amortized over the remaining life of the term debt.

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount will be amortized over the term of the Senior Notes.  The proceeds of the sale of the Senior Notes were held in an escrow account prior to the closing of the SureWest transaction.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes. Deferred debt issuance costs of $7.8 million incurred in connection with the issuance of the Senior Notes will be amortized over the term of the Senior Notes through June 2020.

A portion of the Senior Notes was sold to certain accredited investors consisting of the Company’s Chairman of the Board of Directors (“BOD”) and certain other members of the BOD, including the Company’s Chief Executive Officer (collectively “related parties”). The related parties purchased $10.8 million of the Senior Notes on same terms available to other investors, except that the related parties were not entitled to registration rights.

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of September 30, 2012, the present value of the minimum remaining lease commitments was approximately $4.6 million, of which $0.2 million is due and payable within the next 12 months.  The leases will require total remaining rental payments to LATEL, a related party entity, of approximately $6.6 million and total remaining rental payments to Spruce of approximately $1.3 million over the term of the leases.  These leases have total payments of $7.9 million on the remaining terms of the leases.

7.     DERIVATIVE FINANCIAL INSTRUMENTS

In order to manage the risk associated with changes in interest rates, we have entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We account for these transactions as cash flow hedges under the FASB’s ASC Topic 815 (“ASC 815”), Derivatives and Hedging.  The swaps are designated as cash flow hedges of our expected future interest payments.  In a cash flow hedge, the effective portion of the change in the fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is subsequently reclassified into earnings during the same period in which the hedged item impacts earnings.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

The following interest rate swaps, all designated as cash flow hedges, were outstanding at September 30, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value
Fixed to 3-month floating LIBOR	$230,000	Current portion of derivative liability	$(3,657)
3-month floating LIBOR minus spread to 1-month floating LIBOR	230,000	Current portion of derivative liability	(77)
Fixed to 1-month floating LIBOR	100,000	Other long-term liabilities	(1,804)
Fixed to 1-month floating LIBOR	300,000	Current portion of derivative liability	(3,067)
Forward starting fixed to 1-month floating LIBOR	175,000	Other long-term liabilities	(2,331)
Total Fair Values			$(10,936)

The following interest rate swaps, all designated as cash flow hedges, were outstanding at December 31, 2011:

(In thousands)	Notional Amount	2011 Balance Sheet Location	Fair Value
Fixed to 3-month floating LIBOR	$100,000	Current portion of long-term liabilites	$(3,401)
Fixed to 3-month floating LIBOR	130,000	Other long-term liabilities	(6,053)
3-month floating LIBOR minus spread to 1-month floating LIBOR	100,000	Current portion of long-term liabilites	(179)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Other long-term liabilities	(269)
Fixed to 1-month floating LIBOR	300,000	Other long-term liabilities	(5,343)
Forward starting fixed to
1- month floating LIBOR	200,000	Other long-term liabilities	(736)
Total Fair Values			$(15,981)

At September 30, 2012 and December 31, 2011, the interest rate on approximately 72% and 60%, respectively, of our outstanding debt under the term loan credit facility was fixed through the use of interest rate swaps.

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

At September 30, 2012 and December 31, 2011, the pretax deferred losses related to our interest rate swap agreements included in other comprehensive income totaled $10.9 million and $15.9 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Gain recognized AOCI, pretax	$(2,512)	$(3,347)	$(5,021)	$(8,076)
Gain arising from ineffectiness reducing interest expense	$(9)	$(19)	$(40)	$(77)
Deferred losses/(gains) reclassed from AOCI to interest expense	$(14)	$316	$(15)	$1,201

	September 30,	December 31,
(In thousands, except months)	2012	2011
Aggregate notional value of current derivatives outstanding	$630,000	$530,000
Aggregate notional value of forward derivatives outstanding	$175,000	$200,000
Period through which derivative positions currently exist	March 2016	June 2015
Fair value of derivatives	$10,936	$15,981
Deferred losses included in AOCI (pretax)	$10,927	$15,932
Losses included in AOCI to be recognized in the next 12 months	$13	$65
Number of months over which loss in OCI is to be recognized	6	15

8.     SHARE-BASED COMPENSATION

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2012	2011	2012	2011
Restricted stock	$328	$345	$978	$1,036
Performance shares	266	237	706	636
Total	$594	$582	$1,684	$1,672

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of September 30, 2012, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $2.8 million and will be recognized over a weighted-average period of approximately 0.93 years.

The following table summarizes the RSA and PSA activity during the nine-month period ended September 30, 2012:

	RSAs		PSAs
	Shares	Weighted Avegerage Grant Date Fair Value	Shares	Weighted Avegerage Grant Date Fair Value
Non-vested shares outstanding - January 1, 2012	129,203	$17.79	50,879	$17.04
Shares granted	14,732	19.30	67,040	17.92
Shares cancelled	-		-	-
Shares vested	-		-	-
Non-vested shares outstanding - September 30, 2012	143,935	$17.94	117,919	$17.54

9.              PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Qualified Retirement Plans

We sponsor a defined-benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.

The following table summarizes the components of net periodic pension cost for the qualified retirement plan for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$175	$319	$888	$957
Interest cost	2,546	2,725	7,801	8,175
Expected return on plan assets	(3,364)	(2,723)	(8,586)	(8,169)
Net amortization loss	265	188	1,861	564
Prior service credit amortization	(128)	(41)	(211)	(123)
Net periodic pension (benefit) cost	$(506)	$468	$1,753	$1,404

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine minimum funding requirements from the effects of interest rate volatility, which is expected to reduce the Company’s minimum required pension contributions in the near-term.

During the quarter ended September 30, 2012, estimated annual pension cost was reduced $1.1 million based on the completion of the final actuarial calculations for 2012. This change in estimate increased net income by $0.7 million ($0.02 per share) during the quarter and nine-month period ended September 30, 2012.

As part of our acquisition of SureWest, we acquired and now maintain a frozen non-contributory defined-benefit pension plan (the “Pension Plan”), unfunded Supplemental Executive Retirement (“SERP”), and provide certain post-retirement benefits other than pensions (“Other Benefits Plan”). The Pension Plan covers certain eligible employees and benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credit service. SERP provides supplemental retirement benefits to certain of our retired executives by providing for incremental pension payments to partially offset the reduction that would have been payable under the Pension Plan if it were not for limitations imposed by federal income tax regulations. Other Benefits Plan provides life insurance benefits and a stated reimbursement for Medicare supplemental insurance to certain eligible employees.

The Pension Plan, SERP and Other Benefits Plans have previously been frozen so that no person is eligible to become a new participant and all future benefit accruals for existing participants have ceased.

The following table summarizes the benefit costs related to our Pension and SERP Plans:

(In thousands)	Quarter and Nine Months Ended September 30, 2012
Interest cost	$1,582
Expected return on plan assets	(1,641)
Net amortization loss	8
Net periodic pension benefit	$(51)

Net periodic benefit costs related to the Other Benefits Plan were not significant to our condensed consolidated financial statements for the quarter and nine months ending September 30, 2012.

The weighted-average assumptions used to determine net periodic pension benefit cost for the SureWest Plans for 2012 were as follows:

	Pension Plan	SERP	Other Benefits Plan
Discount rate	4.43%	4.77%	3.22%
Expected long-term return on plan assets	7.20%	NA	7.20%

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

The following table summarizes the components of net periodic pension cost for the Restoration Plans for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$16	$14	$44	$42
Net amortization loss	7	9	29	27
Net periodic pension cost	$23	$23	$73	$69

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for both the three-month periods ended September 30, 2012 and 2011, respectively, and $0.4 million and $0.5 million for nine-month periods ended September 30, 2012 and 2011, respectively.  The net present value of the remaining obligations was approximately $2.1 million at September 30, 2012 and $2.5 million at December 31, 2011, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 37 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million and $0.4 million in life insurance proceeds as other non-operating income in the three and nine-month periods ended September 30, 2012.  We recognized $0.5 million in life insurance proceeds in other income for the three and nine-month periods ended September 30, 2011.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.9 million at September 30, 2012 and $2.0 million at December 31, 2011.  These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.

Post-retirement Benefit Obligation

We sponsor a healthcare plan and life insurance plan that provides post-retirement medical benefits and life insurance to certain groups of retired employees.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  We generally pay the covered expenses for retiree health benefits as they are incurred.  Post-retirement life insurance benefits are fully insured.

The following table summarizes the components of the net periodic costs for post-retirement benefits for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$160	$116	$587	$561
Interest cost	419	471	1,247	1,269
Net prior service credit amortization	(46)	(47)	(141)	(141)
Net amortization gain	-	(160)	-	(159)
Net periodic postretirement benefit cost	$533	$380	$1,693	$1,530

10.       INCOME TAXES

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2011.  As of September 30, 2012 and December 31, 2011, the amount of unrecognized tax benefits was $1.2 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $0.8 million.  We do not expect any changes in our unrecognized tax benefits during the remainder of 2012.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At September 30, 2012, we had no material liability for interest or penalties and had no material interest or penalty expense.

The only periods subject to examination for our federal return are years 2008 through 2011.  The periods subject to examination for our state returns are years 2005 through 2011.  We are not currently under examination by federal taxing authorities.  We are currently under examination by state taxing authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

Our effective tax rate was 90.9% and 31.3% for the three month periods ended September 30, 2012 and 2011, respectively and 6.4% and 35.4% for the nine month periods ended September 30, 2012 and 2011 respectively.  The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly the Company’s state deferred income taxes.  These changes resulted in a net decrease of $1.3 million to our net state deferred tax liabilities and a corresponding decrease to our state tax provision.  In addition, we incurred non-deductible expenses in relation to the acquisition that resulted in an increase to our tax provision of $0.4 million.  We recognized these changes in the three month period ended September 30, 2012.

11.       COMMITMENTS AND CONTINGENCIES

Prior to the completion of the SureWest Merger on July 2, 2012, six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified monetary damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the

Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal Court entered an order staying the Broering action for 90 days. The federal Court subsequently extended the stay of the Broering action until December 31, 2012. On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $0.5 million of which the Company is to pay $36 thousand, with the balance to be paid by SureWest and its insurer.  The proposed settlement is subject to approval by the Placer County Superior Court.  Upon approval by the court, the consolidated state court actions and the federal action will be dismissed with prejudice.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  The judge requested additional information from the plaintiff within 20 days.  Salsgiver filed the plaintiff’s supplemental brief on September 19, 2012 and Consolidated filed its response to the plaintiff’s supplemental brief on October 9, 2012.  We anticipate the Judge to rule on our motion for summary judgment by December 31, 2012.

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

Consolidated Communications currently provides telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  We have challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory judgment action filed with the Illinois Commerce Commission and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State's bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. We do not believe the outcome of this proceeding will have a material impact on our consolidated financial position or results of operations.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.       BUSINESS SEGMENTS

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations”.  Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  The financial results of SureWest are included in the Telephone Operations segment as of the date acquisition.  The Company also operates two complementary non-core businesses that comprise “Other Operations”, including telephone services to correctional facilities and equipment sales.  Management evaluates the performance of these business segments based upon net revenue and operating income.

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2012	2011	2012	2011
Telephone operations	$149,423	$84,764	$319,518	$256,967
Other operations	7,589	7,784	23,863	23,645
Total net revenue	157,012	92,548	343,381	280,612

Operating expense - telephone operations	102,866	48,433	205,765	146,175
Operating expense - other operations	6,816	6,737	21,215	21,332
Total operating expense	109,682	55,170	226,980	167,507

Depreciation and amortization - telephone operations	37,047	21,953	80,640	65,678
Depreciation and amortization - other operations	205	208	618	628
Total depreciation expense	37,252	22,161	81,258	66,306

Operating income - telephone operations	9,510	14,378	33,113	45,114
Operating income - other operations	568	839	2,030	1,685
Total operating income	10,078	15,217	35,143	46,799

Interest expense, net of interest income	(20,624)	(13,447)	(52,117)	(37,783)
Investment income	8,229	6,403	21,457	19,417
Other, net	232	516	431	953
(Loss) income before taxes	$(2,085)	$8,689	$4,914	$29,386

Capital expenditures:
Telephone operations	$28,259	$10,491	$50,314	$31,113
Other operations	10	53	106	133
Total	$28,269	$10,544	$50,420	$31,246

	September 30,	December 31,
	2012	2011
Goodwill:
Telephone operations	$628,947	$519,542
Other operations	1,020	1,020
Total	$629,967	$520,562

Total assets:
Telephone operations (1)	$1,797,372	$1,187,708
Other operations	5,358	6,361
Total	$1,802,730	$1,194,069

(1)Included within the telephone operations segment assets are our equity method investments totaling $51.5 million and $48.3 million at September 30, 2012 and December 31, 2011, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements included in this report, including that which relates to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). We disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the nine months ended September 30, 2012 included in Item 1 of this Quarterly Report on Form 10-Q.

Throughout MD&A, we refer to measures that are not a measure of financial performance in accordance with United States generally accepted accounting principles (“US GAAP” or “GAAP”).  We believe the use of these non-GAAP measures on a consolidated and segment basis provides the reader with additional information that is useful in understanding our operating results and trends. These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. See the Non-GAAP Measures section below for a more detailed discussion on the use and calculation of these measures.

Significant Recent Development

On July 2, 2012, we completed the merger with SureWest Communications (“SureWest”), which resulted in the acquisition of 100% of all the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  The acquisition of SureWest provides additional diversification of the Company’s revenues and cash flows both geographically and by service type, which offers a platform for future growth and is expected to generate operational and capital cost synergies. SureWest provides a wide range of telecommunications, digital video, Internet, data and other facilities-based communications services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas.  For the year ended December 31, 2011, SureWest reported $248.1 million in total operating revenues.  For the six months ended June 30, 2012, SureWest generated $127.9 million in operating revenues.  The total purchase price of $550.8 million, consisted of cash and assumed debt of $402.4 million and 9,965,983 shares of the Company’s common stock valued at the Company’s opening stock price on July 2, 2012 of $14.89, which totaled $148.4 million. The cash portion of the merger consideration and the funds required to repay SureWest outstanding debt was financed with the sale of $300.0 million in aggregate principal amount of 10.875% Senior Notes due 2020 (“Senior Notes”).  The Company also used cash on hand and approximately $35.0 million in borrowings from its revolving credit facility.  Because the acquisition closed on July 2, 2012, the Company’s financial information does not include any of the results of operations from SureWest prior to the acquisition date.  The financial results of SureWest are included in the Telephone Operations segment as of the date of the acquisition.

Overview

We are an established telecommunications services company providing a wide range of services to residential and business customers in Illinois, Texas, Pennsylvania, California, Kansas and Missouri.  We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  We also operate two non-core complementary businesses, prison services and equipment sales. We classify our operations into two reportable business segments: Telephone Operations and Other Operations.

Telephone Operations Segment

Our Telephone Operations segment generated approximately 93% of our consolidated operating revenues during the nine-month period ended September 30, 2012, primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers. Revenues in the Telephone Operations segment increased $62.6 million during the nine months ended September 30, 2012 compared to the same period in 2011, primarily from the SureWest acquisition and growth in data, video and Internet connections. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes telephone service, data service and video service. As of September 30, 2012, our video service was available to approximately 520,000 homes in Illinois, Texas, Pennsylvania, California, Kansas and Missouri markets. As of September 30, 2012, approximately 20% of the homes in the areas we serve subscribe to our video service. Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our VOIP service and data speeds of up to 50 megabits per second, depending on the geographic market availability.

The increase in Telephone Operations revenues during the nine months ended September 30, 2012 was offset by an anticipated industry wide trend of a decline in access lines and related use of services.  Many customers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.

Other Operations Segment

Our Other Operations segment is comprised of non-core business activities including prison services and business systems.  Prison services, which only operates primarily in Illinois, provides local and long-distance telephone service and automated calling service for correctional facilities.  Business systems sells and supports telecommunications equipment to business customers in Texas and Illinois.

Consolidated Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine-month periods ended September 30, 2012 and 2011.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In millions, except for percentages)	2012	2011	Change	Change	2012	2011	Change	Change
Revenue
Telephone operations	$149.5	$84.7	$64.8	77%	$319.6	$257.0	$62.6	24%
Other operations	7.5	7.8	(0.3)	(4)	23.8	23.6	0.2	1
Total operating revenue	157.0	92.5	64.5	70	343.4	280.6	62.8	22
Expenses
Telephone operations	88.3	48.3	40.0	83	185.8	143.6	42.2	29
Other operations	6.8	6.7	0.1	1	21.2	21.3	(0.1)	(0)
Transaction/Debt refinancing costs	14.5	0.1	14.4	14,400	19.9	2.6	17.3	665
Depreciation and amortization	37.3	22.2	15.1	68	81.3	66.3	15.0	23
Total operating expense	146.9	77.3	69.6	90	308.2	233.8	74.4	32
Income from operations	10.1	15.2	(5.1)	(34)	35.2	46.8	(11.6)	(25)
Interest expense, net	(20.6)	(13.4)	(7.2)	(54)	(52.1)	(37.8)	(14.3)	(38)
Other income	8.4	6.9	1.5	22	21.8	20.4	1.4	7
Income tax (benefit) expense	(1.9)	2.7	(4.6)	(170)	0.3	10.4	(10.1)	(97)
Net (loss) income	(0.2)	6.0	(6.2)	(103)	4.6	19.0	(14.4)	(76)
Net income attributable to noncontrolling interest	0.1	0.2	(0.1)	(50)	0.4	0.5	(0.1)	(20)
Net (loss) income attributable to common stockholders	$(0.3)	$5.8	$(6.1)	(105)	$4.2	$18.5	$(14.3)	(77)

Adjusted EBITDA (1)	$70.9	$46.3	$24.6	53%	$162.0	$141.1	$20.9	15%

(1)             A non-GAAP measure.  See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2012	2011	Change	% Change
ILEC access lines
Residential	155,274	138,090	17,184	12%
Business	115,686	92,161	23,525	26
Total	270,960	230,251	40,709	18

Voice connections (1)
Residential	80,097	2,502	77,595	3,101
Business	51,360	52,668	(1,308)	(2)
Total	131,457	55,170	76,287	138

Data and internet connections (2)	246,817	132,084	114,733	87
Video connections (2)	105,202	32,981	72,221	219
Total connections	754,436	450,486	303,950	67

(1)Voice connections include voice lines outside the Incumbent Local Exchange Carrier (“ILEC”) service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

Consolidated Overview

The comparability of our consolidated results of operations and key operating statistics was impacted by the SureWest acquisition, which closed on July 2, 2012, as described above.  SureWest’s results are included in our consolidated financial statements as of the date of the acquisition.  We also incurred transaction costs directly related to the SureWest acquisition in 2012 which directly impacted net income for the quarter and nine months ended September 30, 2012.  During the nine months ended September 30, 2012, we incurred $19.9 million in expense related to the acquisition, which included accrued change-in-control payments to former members of the SureWest management team of $8.7 million which are expected to be paid during the six months ended June 30, 2013.  We also incurred additional interest costs of $16.8 million, which included $11.1 million of interest incurred on the Senior Notes obtained for the SureWest acquisition, $4.2 million of amortization of fees related to securing the bridge loan commitment to finance the SureWest acquisition, and $1.5 million of interest related to ticking fees associated with the bridge loan financing.

Consolidated operating revenue increased $64.5 million and $62.8 million during the quarter and nine months ended September 30, 2012, respectively, due to the SureWest acquisition.  The SureWest operations accounted for $66.4 million of the quarterly and year-to-date increases in operating revenues.  The acquisition of SureWest provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.  Excluding the addition of the operations for SureWest, consolidated operating revenues decreased $1.9 million and $3.6 million for the quarter and nine months ended September 30, 2012, respectively.  Revenues related to our traditional wireline telephone business decreased due to the continued decline in access lines, but was partially offset by an increase in video, data and Internet revenue as we continue to grow our broadband services.  The decline in access lines continues to moderate and was offset by growth in our broadband connections.  The SureWest operations accounted for 298,656 of the total connections at September 30, 2012.

Our operating revenues are also impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies and revenues we receive.  A number of proceedings and recent orders relate to universal service reform, intercarrier compensation and network access charges.  There are various ongoing legal challenges to the orders that have been issued.  As a result, it is not yet possible to determine fully the impact of the regulatory changes on our operations.

Operating expenses increased $69.6 million and $74.4 million during the quarter and nine months ended September 30, 2012, respectively, due to the acquisition of SureWest and the transaction costs directly related to the acquisition as described above.  The SureWest operations accounted for $58.7 million of the quarter and year-to-date increases and transaction costs increased $14.4 million and $17.3 million for the quarter and nine months ended September 30, 2012, respectively.

Operating revenues and expenses by segment are discussed below.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on total stockholders’ equity, total revenue, income from operations or net (loss) income.

During the third quarter of 2012, inventories have been reclassified from current assets to property, plant and equipment on the condensed consolidated balance sheets.  Inventories consist primarily of network construction materials and supplies that when issued are capitalized as part of new customer installations and the construction of the network. The change in classification of inventories impacts the calculation of certain financial ratios.  Prior period calculations have been revised to conform to the current year presentation.

In addition, the calculation of certain key operating statistics was revised during the third quarter of 2012 to reflect a new methodology for the combined entity of Consolidated and SureWest.  Accordingly, prior period operating statistics have been revised to conform to the current practice.

Segment Results of Operations

Telephone Operations

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In millions, except for percentages)	2012	2011	Change	Change	2012	2011	Change	Change
Revenue
Local calling services	$27.1	$20.7	$6.4	31%	$66.7	$63.8	$2.9	5%
Network access services	29.5	19.8	9.7	49	68.9	60.5	8.4	14
Subsidies	12.7	11.2	1.5	13	35.4	33.9	1.5	4
Long-distance services	5.4	3.8	1.6	42	12.4	12.2	0.2	2
Video, Data and Internet services	65.1	20.9	44.2	211	109.8	61.5	48.3	79
Other services	9.7	8.3	1.4	17	26.4	25.1	1.3	5
Total operating revenue	149.5	84.7	64.8	77	319.6	257.0	62.6	24
Expenses
Cost of services and products	54.1	28.3	25.8	91	115.0	87.0	28.0	32
Selling, general and administrative costs	34.2	20.0	14.2	71	70.8	56.6	14.2	25
Financing and other transaction costs	14.5	0.1	14.4	14,400	19.9	2.6	17.3	665
Depreciation and amortization	37.1	22.0	15.1	69	80.7	65.7	15.0	23
Total operating expense	139.9	70.4	69.5	99	286.4	211.9	74.5	35
Income from operations	$9.6	$14.3	$(4.7)	(33)	$33.2	$45.1	$(11.9)	(26)

Telephone Operations Operating Revenue

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue increased $6.4 million and $2.9 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to the acquisition of SureWest. Excluding the addition of SureWest revenues, local calling services decreased $2.3 million and $5.8 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to a 3% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to market forces and through our own competing VoIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue and network special access services.  Network access services revenue increased $9.7 million and $8.4 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of the acquisition of SureWest, which accounted for $10.9 million of the quarter and year-to-date increases.  Excluding the addition of the SureWest revenues, network access services decreased $1.2 million and $2.5 million for the quarter and nine months ended September 30, 2012, respectively compared to the same periods in 2011 primarily due to a decline in switched access minutes of use. These decreases were partially offset by higher special access and federal universal service revenues.

Subsidies

Subsides consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $1.5 million for both the quarter and nine months ended September 30, 2012 compared to the same periods in 2011 primarily as a result of the acquisition of SureWest and the addition of revenues from the Connect America Fund in 2012.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers. Long-distance services revenue increased $1.6 million and $0.2 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, long distance services decreased $0.4 million and $1.8 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The decrease in long distance revenue is primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Video, Data and Internet Services

Video, data and Internet services include revenue from residential and business customers for subscriptions to our voice, video and data products.  We offer high speed Internet access at speeds of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  We also offer a variety of data connectivity services in select markets, including Metro Ethernet services over our copper and fiber-based networks, wireless backhaul services, virtual hosting services and collocation services.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain subscribers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Video, data and Internet revenue increased $44.2 million and $48.3 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of the acquisition of SureWest, which accounted for $41.8 million of the quarter and year-to-date increases.  The increase in revenue was also due to the continued growth in data and video connections, which increased 8% and 11%, respectively, as of September 30, 2012.  Video, data and Internet revenue comprised 41% of our quarterly consolidated revenues at September 30, 2012, as compared to 23% at September 30, 2011.  We expect video, data and Internet service revenue to continue to grow as the consumer and business demand for data based services continues to increase.

Other Services

Other services include revenues from telephone directory publishing, wholesale transport services, billing and collection services and inside wiring service and maintenance.  Other services revenue increased $1.4 million and $1.3 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The increase in other services revenue was primarily due to the acquisition of SureWest and an increase in transport services, which was offset in part by a decline in directory publishing revenues.

Telephone Operations Operating Expenses

Cost of Services and Products

Cost of services and products increased $25.8 million and $28.0 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of the addition of the SureWest operations as well as higher costs associated with video programming.  Video programming costs continue to increase due to the growth in video connections and an increase in costs per program channel.  During the quarter ended September 30, 2012, the increase in video programming costs was offset in part by a reduction in pension costs.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $14.2 million during the quarter and nine months ended September 30, 2012 compared to the same periods in 2011.  Excluding the addition of the operations for SureWest, which accounted for $15.5 million of the quarter and nine-month period increase, selling, general and administrative costs decreased $1.3 million for the current year periods due to a reduction in bad debt expense, utility costs and legal expenses.

Transaction/Debt refinancing costs

In connection with the acquisition of SureWest, we incurred $14.5 million and $19.9 million of transaction related fees which were recognized as a financing and other transaction costs during the quarter and nine months ended September 30, 2012, respectively.  In the second quarter of 2011, we amended our credit agreement and incurred fees of $2.6 million, which were recognized as a financing cost during 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $15.1 million and $15.0 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily as a result of the acquisition of SureWest.

Other Operations

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In millions, except for percentages)	2012	2011	Change	Change	2012	2011	Change	Change
Revenue	$7.5	$7.8	$(0.3)	(4)%	$23.8	$23.6	$0.2	1%
Expenses
Cost of services and products	5.4	5.5	(0.1)	(2)	16.9	16.9	—	0
Selling, general and administrative costs	1.4	1.2	0.2	17	4.3	4.4	(0.1)	(2)
Depreciation and amortization	0.2	0.2	—	0	0.6	0.6	—	0
Total operating expense	7.0	6.9	0.1	1	21.8	21.9	(0.1)	(0)
Income from operations	$0.5	$0.9	$(0.4)	(44)	$2.0	$1.7	$0.3	18

Other Operations Revenue

Other Operations revenue decreased $0.3 million and increased $0.2 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  Declines in revenue from our equipment system sales and installation business were offset slightly by an in increase in our prison systems business in the current year periods.

Other Operations Operating Expenses

Operating expenses for Other Operations remained relatively flat for the quarter and nine months ended September 30, 2012 as compared to the same prior year periods.

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $7.2 million and $14.3 million during the quarter and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  In February 2012, we entered into a temporary $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”) to fund the SureWest acquisition.  During the nine month period ended September 30, 2012 we incurred $4.2 million of amortization related to the financing costs and $1.5 million of interest related to ticking fees associated with the Bridge Facility.  In May 2012, we finalized the financing for the SureWest acquisition and entered into a Senior Note offering (“Senior Notes”), effectively replacing our Bridge Facility. Interest expense during the quarter and nine months ended September 30, 2012 included $8.3 million and $11.1 million of interest expense related to the Senior Notes. The increase in interest expense was partially offset by lower interest payments related to our interest rate swaps of $1.7 million and $5.4 million for the quarter and nine months ended September 30, 21012, respectively, compared to the same periods in 2011.

Investment income increased by $1.8 million and $2.0 million during the quarter and nine-month period ended September 30, 21012, respectively, compared to the same periods in 2011.  The increase in the current year periods was due to higher earnings from our wireless partnership interests.

Income Taxes

Income taxes decreased $4.6 million and $10.1 million during the quarter and nine-month period ended September 30, 2012, respectively, compared to the same periods in 2011.  Our effective rate was 90.9% and 6.4% for the three month and nine month periods ended September 30, 2012, respectively, compared to 31.3% and 35.4% for the three and nine month periods ended September 30, 2011, respectively.  The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes. These changes resulted in a net decrease of $1.3 million to our net state deferred tax liabilities and a corresponding decrease to our state tax.  In addition, we incurred non-deductible expenses in relation to the acquisition that resulted in an increase to our tax provision of $0.4 million.  We recognized these changes in the three month period ended September 30, 2012.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

EBITDA is defined as net earnings before interest expense, income taxes, and depreciation and amortization.  Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted or required under our credit facility as described in the reconciliations below.  These measures are a common measure of operating performance in the telecommunications industry and are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash.

The following tables are a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarter and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2012	2011	2012	2011
Net cash provided by operating activities	$20,421	$32,106	$71,900	$93,309
Adjustments:
Compensation from restricted share plan	(594)	(583)	(1,684)	(1,673)
Other adjustments, net	11,121	(2,270)	7,747	(2,934)
Changes in operating assets and liabilities	6,114	(1,126)	7,896	(3,420)
Interest expense, net	20,624	13,447	52,117	37,783
Income taxes	(1,895)	2,723	314	10,410
EBITDA	55,791	44,297	138,290	133,475

Adjustments to EBITDA:
Other, net (1)	6,841	(5,542)	2,240	(13,685)
Investment distributions (2)	7,723	6,948	19,835	19,691
Non-cash compensation (3)	594	583	1,684	1,673
Adjusted EBITDA	$70,949	$46,286	$162,049	$141,154

(1)             Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, transaction related costs including severance and certain other miscellaneous items.

(2)             Includes all cash dividends and other cash distributions received from our investments.

(3)             Represents compensation expenses in connection with or Restricted Share Plan, which because of the non-cash nature of these expenses are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Outlook and Overview

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2012	2011

Cash and cash equivalents	$24,775	$105,704
Working capital	(39,796)	75,889
Total debt and capital leases	1,211,088	884,711
Current ratio	0.75	1.89

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, and, if needed, from borrowings under our revolving credit facility and our ability to obtain future external financing.

During the third quarter of 2012, we completed the merger with SureWest, which resulted in the acquisition of 100% of all the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  The total purchase price of $550.8 million, consisted of cash and assumed debt of $402.4 million and the issuance of 9,965,983 shares of the Company’s common stock valued at $148.4 million. The cash portion of the merger consideration and the funds required to repay SureWest outstanding debt was financed with the sale of $300.0 million in aggregate principal amount of 10.875% Senior Notes due 2020 (“Senior Notes”), as described below.  The Company also used cash on hand and approximately $35.0 million in borrowings from its revolving credit facility.  During the third quarter of 2012, we paid $377.0 million, net of cash acquired, for the acquisition of SureWest.  On July 2, 2012, the Company recorded accrued cash purchase price consideration of approximately $8.3 million which will be paid during the quarter ending December 31, 2012, which represents a noncash investing activity in the condensed consolidated statements of cash flows for the quarter and nine months ended September 30, 2012.

As a general matter, we expect that our liquidity needs for the remainder of 2012 will arise primarily from: (i) dividend payments of between $15.0 million and $16.0 million; (ii) interest payments on our indebtedness of between $26.0 million and $28.0 million and principal payment on debt of $2.2 million; (iii) capital expenditures of between $23.0 million and $28.0 million and (iv) final purchase price payment of $8.3 million for the acquisition of SureWest.   However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

While we expect the SureWest acquisition to be de-leveraging, it was necessary for us to take on additional debt to fund the transaction.  See Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities”.  We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

As discussed below, the margin for each tranche of our term loan is fixed for the duration of the loan.  At September 30, 2012, we had $15 million available under our revolving credit facility.  Based on our discussion with banks participating in the bank group, we expect that the funds will be available under the revolving credit facility if necessary.

Sources of Liquidity

Our current principal sources of liquidity are cash and cash equivalents, working capital, and cash available under our secured revolving credit facility.

Cash and cash equivalents

We had cash and cash equivalents of $24.8 million at September 30, 2012.  Cash and cash equivalents decreased $80.9 million from December 31, 2011 as a result of the additional transaction costs incurred related to the SureWest acquisition as well as quarterly principal payments on our outstanding debt.

Working capital

Our net working capital position decreased by $115.7 million at September 30, 2012 compared to December 31, 2011.  Our decreased working capital position in 2012 was principally the result of the decrease in cash and cash equivalents, as noted above. The remainder of the decrease in our working capital position for 2012 was related to an increase in accrued expenses for transaction costs related to the acquisition of SureWest as well as accrued interest on the Senior Notes, as described below.

Cash available under our secured revolving credit facility

At September 30, 2012 and 2011, we had $35.0 million outstanding under our secured revolving credit facility and $15.0 million of availability.  In July 2012, we used $35.0 million from the secured revolving credit facility to fund the acquisition of SureWest.

Uses of Liquidity

Our principal uses of liquidity are dividend payments, interest expense and other payments on our debt, capital expenditures, payments made to fund our pension and other post-retirement obligations, and transaction costs related to the SureWest acquisition.

Dividend payments

We paid $15.5 million and $11.6 million for dividend payments to shareholders during the third quarters of 2012 and 2011, respectively.  We used $38.6 million and $34.7 million of cash to make dividend payments to shareholders during the nine months ended September 30, 2012 and 2011, respectively. On July 30, 2012, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on November 1, 2012 to stockholders of record at the close of business on October 15, 2012.

Interest and principal payments related to outstanding debt

During the quarters ended September 30, 2012 and 2011, we used $11.4 million and $12.9 million of cash, respectively, to make required interest payments on our outstanding debt.  During the nine months ended September 30, 2012 and 2011, we used $33.3 million and $36.2 million of cash, respectively, to make required interest payments on our outstanding debt.  We also used $2.2 million and $6.6 million of cash to reduce our outstanding debt obligations during the quarter and nine months ended September 30, 2012.

Pension and post-retirement obligations

During the quarters ended September 30, 2012 and 2011, we used $10.8 million and $5.7 million, respectively, of cash to fund our pension, 401(k) and other post-retirement obligations.  During the nine months ended September 30, 2012 and 2011, we used $18.0 million and $12.6 million of cash to fund our pension, 401(k) and other post-retirement obligations.  The increase in pension and post-retirement payments in 2012 compared to 2011 was related to higher funding requirements and an additional $3.5 million payment to our qualified pension plan assumed with the acquisition of SureWest.

Capital expenditures

During the third quarter of 2012, we spent approximately $28.3 million on capital projects.  During the third quarter of 2011, we spent approximately $10.5 million on capital projects.  For the first nine months of 2012 and 2011, we spent approximately $50.4 million and $31.2 million on capital projects, respectively.

Transaction costs related to SureWest Acquisition

We used $6.9 million and $11.1 million of cash for transaction related costs for the acquisition of SureWest during the quarter and nine months ended September 30, 2012, respectively.  No cash was used in 2011 related to the SureWest transaction.

Debt

The following table summarizes our indebtedness as of September 30, 2012:

(In thousands)	Balance	Maturity Date	Rate(1)
Capital leases	$4,571	May 31, 2021	13.7% (2)
$50 million revolving credit facility	$35,000	June 8, 2016	LIBOR plus 3.25%
Senior Notes - net of discount	$298,117	June 1, 2020	10.875%
Term loan - tranche A	$467,415	December 31, 2014	LIBOR plus 2.50%
Term loan - tranche B	$405,985	December 31, 2017	LIBOR plus 3.75%

(1)       As of September 30, 2012, the 1-month LIBOR rate in effect on our borrowings was 0.216%.

(2)       Weighted-average rate.

Credit Facilities

Borrowings under our secured credit agreement are secured by substantially all of our assets (other than our Illinois Consolidated Telephone Company subsidiary, our majority owned subsidiary, East Texas Fiber Line Incorporated, and certain future subsidiaries).  The credit agreement contains customary affirmative covenants, which require us and our subsidiaries to furnish specified financial information to the lenders, comply with applicable laws, maintain our properties and assets and maintain insurance on our properties, among others, and contains customary negative covenants which restrict our and our subsidiaries’ ability to incur additional debt and issue capital stock, create liens, repay other debt, sell assets, make investments, loans, guarantees or advances, pay dividends, repurchase equity interests or make other restricted payments, engage in affiliate transactions, make capital expenditures, engage in mergers, acquisitions or consolidations, enter into sale-leaseback transactions, amend specified documents, enter into agreements that restrict dividends from subsidiaries and change the business we conduct.  In addition, the credit agreement requires us to comply with specified financial ratios that are summarized below under “Covenant Compliance”.

As of September 30, 2012, the first term loan tranche consists of $467.4 million aggregate principal amount, matures on December 31, 2014 and has an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The second term loan tranche consists of $406.0 million aggregate principal amount, matures on December 31, 2017 and has an applicable margin (at our election) equal to either 3.75% for a LIBOR-based term loan or 2.75% for an alternative base rate term loan.  The applicable margins for each of the term loan tranches are fixed for the duration of the loans.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at September 30, 2012, the borrowing margin for the next three month period ending December 31, 2012 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  As of September 30, 2012, $35.0 million was outstanding under the revolving credit facility.  There were no borrowings or letters of credit outstanding under the revolving credit facility at December 31, 2011.

For the quarter ended September 30, 2012, the weighted-average interest rate incurred on our secured term debt, including payments made under our interest rate swap agreement, was 4.99% per annum.

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of its 10.875% Senior Notes due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”). The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the Unites States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries also fully and unconditionally guaranteed the Senior Notes.  The net proceeds of the Senior Notes were used to finance the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020.  Interest is payable on the Senior Notes at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.

For the quarter ended September 30, 2012, the weighted-average interest rate incurred on all of our debt, including the unsecured Senior Notes, was 6.49% per annum.

Derivative Instruments

At September 30, 2012, we had $400 million notional amount of floating to fixed interest rate swap agreements outstanding and $230 million notional amount of basis swaps outstanding.  The swaps are in place to hedge the change in overall cash flows related to our term loan, the driver of which is changes in the underlying variable interest rate.

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

Covenant Compliance

In general, our amended credit agreement restricts our ability to pay dividends to the amount of our Available Cash accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Available Cash for any period is defined in our credit facility as Consolidated EBITDA (a) minus, to the extent not deducted in the determination of Consolidated EBITDA, (i) non-cash dividend income for such period; (ii) consolidated interest expense for such period net of amortization of debt issuance costs incurred (A) in connection with or prior to the consummation of the acquisition of North Pittsburgh or (B) in connection with the redemption of our then outstanding senior notes; (iii) capital expenditures from internally generated funds; (iv) cash income taxes for such period; (v) scheduled principal payments of Indebtedness, if any; (vi) voluntary repayments of indebtedness, mandatory prepayments of term loans and net increases in outstanding revolving loans during such period; (vii) the cash costs of any extraordinary or unusual losses or charges; and (viii) all cash payments made on account of losses or charges expensed prior to such period (b) plus, to the extent not included in Consolidated EBITDA, (i) cash interest income; (ii) the cash amount realized in respect of extraordinary or unusual gains; and (iii) net decreases in revolving loans.  Based on the results of operations from October 1, 2005 through September 30, 2012, and after taking into consideration dividend payments (including the $15.5 million dividend declared on July 30, 2012 and paid on November 1, 2012), we continue to have $148.3 million in dividend availability under the credit facility covenant.

Under our amended credit agreement, if our total net leverage ratio (as such term is defined in the amended credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to make mandatory prepayments of loans and not used to fund acquisitions, capital expenditures or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash (as such term is defined in our credit agreement) during such dividend suspension period, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the amended credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00. As of September 30, 2012, our total net leverage ratio was 4.27:1.00 and our interest coverage ratio was 4.37:1.00.

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

Capital Leases

The Company has four capital leases, all of which expire in 2021, for the lease of office, warehouse and tech center space.  As of September 30, 2012, the present value of the minimum remaining lease commitments was approximately $4.6 million, of which $0.2 million is due and payable within the next 12 months.  The leases require total remaining rental payments of approximately $7.9 million over the remaining term of the leases.

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds.  As of September 30, 2012, we had approximately $2.4 million of these bonds outstanding.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2011 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In July 2012, Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2012-02 (“ASU 2012-02”), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to perform an initial assessment of qualitative factors to determine whether it is more likely than not that a non-goodwill indefinite-lived intangible asset is impaired and thus whether it is necessary to calculate the asset’s fair value for the purpose of comparing it with the asset’s carrying amount. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

As of September 30, 2012, the interest rate on approximately $278.4 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.  If market interest rates changed by 1.0% from the average rates that prevailed during the first nine months of this year, interest expense would have increased or decreased by approximately $2.5 million for this nine month period.

As of September 30, 2012, the fair value of our interest rate swap agreements amounted to a net liability of $7.0 million, net of deferred taxes, which is recognized as a deferred loss within accumulated other comprehensive loss.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Our assessment of the internal control structure excluded SureWest, which was acquired on July 2, 2012.  SureWest had net revenues of $66.4 million for the quarter and nine months ended September 30, 2012, or approximately 42% and 19% of our consolidated net revenues, respectively, and total assets of $718.9 million at September 30, 2012, or approximately 40% of our consolidated total assets, which are included in the condensed consolidated financial statements of the Company as of and for the quarter and nine months ended September 30, 2012. Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Change in internal control over financial reporting

During the quarter ended September 30, 2012, the Company had the following changes relating to its controls over financial reporting:

•                                          As noted above, our assessment of the internal control structure excluded SureWest which was acquired on July 2, 2012. Under guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  During the quarter ended September 30, 2012, management has developed additional controls to ensure the financial information provided by SureWest and that consolidated financial statements are complete and accurate in all material respects.

Limitations on the effectiveness of controls

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control systems are designed to provide reasonable assurance to the Company’s management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Prior to the completion of the SureWest Merger on July 2, 2012, six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified monetary damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal Court entered an order staying the Broering action for 90 days. The federal Court subsequently extended the stay of the Broering action until December 31, 2012. On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $0.5 million, of which the Company is to pay $36 thousand, with the balance to be paid by SureWest and its insurer.  The proposed settlement is subject to approval by the Placer County Superior Court.  Upon approval by the court, the consolidated state court actions and the federal action will be dismissed with prejudice.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously.  In the third quarter of 2008, we filed preliminary objections and responses to Salsgiver’s complaint.  However, the court ruled against our preliminary objections.  On November 3, 2008, we responded to Salsgiver’s amended complaint and filed a counter-claim for trespass, alleging that Salsgiver attached cables to our poles without an authorized agreement and in an unsafe manner.  We are currently in the discovery and deposition stage.  Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  The judge requested additional information from the plaintiff within 20 days.  Salsgiver filed the plaintiff’s supplemental brief on September 19, 2012 and Consolidated filed its response to the plaintiff’s supplemental brief on October 9, 2012. We anticipate the Judge to rule on our motion for summary judgment by December 31, 2012.

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

Consolidated Communications currently provides telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  We have challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory judgment action filed with the Illinois Commerce Commission and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State's bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. We do not believe the outcome of this proceeding will have a material impact on our consolidated financial position or results of operations.

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

Transport and content costs are substantial and continue to increase.  We expect the cost of video transport and content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs. Larger cable companies often can qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression. In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and we may be unable to secure license rights to that programming. As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video service packages and our business and results of operations may be adversely affected.

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

Item 6. Exhibits

(a) Exhibits

4.1                                 First Supplemental Indenture, dated as of July 2, 2012, among the Company, Consolidated Communications, Inc. (“CCI”), Consolidated Communications Enterprise Services, Inc. (“CCES”), Consolidated Communications Services Company (“CCSC”), Consolidated Communications of Fort Bend Company (“CCFBC”), Consolidated Communications of Texas Company (“CCTC”), and Consolidated Communications of Pennsylvania Company, LLC (“CCPC”), and Wells Fargo Bank, National Association (incorporated by reference to Current Report on Form 8-K dated June 29, 2012)

4.2                                 Form of 10.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.1)

4.3                                 Second Supplemental Indenture, dated as of August 3, 2012, among SureWest Communications, SureWest Long Distance, SureWest Communications, Inc., SureWest Broadband, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Telephone, SureWest Kansas Holdings, Inc., SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC, SureWest Kansas Purchasing, LLC and SureWest Fiber Ventures LLC (collectively, the “SureWest Subsidiaries”), CCI, and Wells Fargo Bank, National Association (incorporated by reference to Current Report on Form 8-K dated August 3, 2012)

4.4                                 Joinder to Registration Rights Agreement, dated as of July 2, 2012, by the Company, CCI, CCES, CCSC, CCFBC, CCTC, and CCPC (incorporated by reference to Current Report on Form 8-K dated June 29, 2012)

4.5                                 Joinder to Registration Rights Agreement, dated as of August 3, 2012, by each of the SureWest Subsidiaries (incorporated by reference to Current Report on Form 8-K dated August 3, 2012)

4.6                                 Joinder Agreement, dated as of August 3, 2012, among each of the SureWest Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Current Report on Form 8-K dated August 3, 2012)

10.1                           Form of Employment Security Agreement with certain of the Company’s employees**

31.1                           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2                           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*                       The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

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

**Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 2, 2012	By:	/s/ Robert J. Currey
Robert J. Currey,
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2012	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)