Form 10-K
period 2012-12-31
Consolidated Communications Holdings, Inc.
filed 2013-03-12
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

121 South 17th Street, Mattoon, Illinois	61938-3987
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (217) 235-3311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—$0.01 par value	The NASDAQ Global Select Market

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of June 30, 2012, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $406,292,900 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 15, 2013, the registrant had 39,877,998 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

PART I

Note About Forward-Looking Statements

Certain statements in this report, including that which relates to the impact on future revenue sources and potential sharing obligations of pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward looking statements necessarily involve assumptions on our part. These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.

Item 1.                        Business.

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a Delaware holding company with operating subsidiaries (collectively “Consolidated”) providing a wide range of communications services to residential and business customers in Illinois, Texas, Pennsylvania, California, Kansas and Missouri.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of our current Chairman, Richard A. Lumpkin. After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company (“ICTC”) on April 10, 1924. We were incorporated under the laws of Delaware in 2002, and through our predecessors we have provided telecommunications services for more than a century.  Through strategic acquisitions over the last eight years, we have grown our business, diversified our revenue and cash flow streams and created a strong platform for future growth.  Our acquisitions strategy includes creating operating synergies associated with each acquisition.  These operating synergies are created through the use of consistent platforms, convergence of processes and functional management of the combined entities.  We measure our synergies during the first two years following an acquisition.  For example, the acquisition of our Texas properties in 2004 tripled the size of our business and gave us the requisite scale to make systems and platform decisions that would facilitate future acquisitions. For the acquisition of our Pennsylvania properties, we achieved synergies in excess of $12.0 million in annualized savings, which at the time, represented about 20% of their operating expense.  We have positioned our business to provide services in both rural and suburban markets with service territories spanning the country.

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

Recent Developments in Our Business during 2012

SureWest Merger

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

As part of the acquisition of SureWest, we expect to generate annual operating synergies of approximately $25.0 million, which will be phased in over the first two years after the closing as integration projects are completed.

Prison Services Contract

We currently provide telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections through our Prison Services business.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace us as the provider of those services with a competitor. We have challenged our competitor’s bid and the State’s decision to accept that bid in a variety of different forums. Although we will continue to seek legal recourse to the State’s decision, our business plans and projections assume that our contract with the State of Illinois will end during 2013. During 2012, the prison services contract comprised 82% of the operating revenues in our Other Operations segment, 5% of consolidated operating revenues and approximately 2% of consolidated operating income, excluding financing and other transaction fees. For a more detailed discussion regarding the legal actions we have taken with regards to the prison services contract, see Part I – Item 3 – “Legal Proceedings”.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.consolidated.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies are also available free of charge upon request to Consolidated Communications, 121 S. 17th St, Mattoon, IL 61938, Attn: Vice President Investor Relations and Treasurer. Our website also contains copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charter of each committee of our Board of Directors.  The information found on our web site is not part of this or any other report we file with or furnish to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Description of Our Business

We derive our revenue principally from the sale of advanced telecommunication services to residential and business customers in six states, including local and long-distance telephone service, high-speed broadband Internet, VOIP, video services, carrier grade access services and telephone directory publishing, primarily in our Telephone Operations segment.  We also derive revenues from two complementary non-core businesses, prison services and equipment sales.  Prison services provides local and long-distance telephone service and automated calling service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  Business systems sells and supports telecommunications equipment to business customers in Texas and Illinois.  Prison services and business systems are included in our Other Operations segment.

Our Telephone Operations segment generates the substantial majority of our revenue and operating income and substantially all of our cash flow from operations.  In 2012, the Telephone Operations segment generated 94% of our consolidated revenue and substantially all of our operating income before depreciation and amortization.

A summary of net operating revenues, operating income, total assets and capital expenditures for each of the business segments can be found in Note 13 in the Notes to Consolidated Financial Statements, in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.

Sources of Revenue

The following table summarizes our sources of revenue for each of our two business segments for the last three fiscal years:

	2012		2011		2010
(In millions, except for percentages)	$	% of Revenues	$	% of Revenues	$	% of Revenues
Telephone operations:
Local calling services	93.5	18.6	84.2	22.5	91.0	23.7
Network access services	98.6	19.6	80.5	21.5	81.7	21.3
Subsidies	49.3	9.8	45.4	12.1	48.7	12.7
Long-distance services	17.3	3.4	15.9	4.2	18.0	4.7
Video, data and Internet services	176.7	35.1	83.0	22.2	76.1	19.8
Other services	36.7	7.3	33.6	9.0	34.1	8.9
Total telephone operations	472.1	93.8	342.6	91.5	349.6	91.2
Other operations	31.4	6.2	31.7	8.5	33.8	8.8
Total operating revenue	503.5	100.0	374.3	100.0	383.4	100.0

All telecommunications providers continue to face increased competition as a result of technology changes and industry legislative and regulatory developments. In recent years, changes in the legislative and regulatory environment and our recent acquisition of SureWest have provided us with significant growth opportunities for our video, data and Internet services.  As indicated by the table above, the percentage of operating revenues we receive from our video, data and Internet services has nearly doubled since 2010.  We anticipate that video, data and Internet revenues will continue to increase as a total percentage of operating revenues and offset the anticipated decline in traditional telephone services, which continue to be impacted by the industry-wide decline in access lines.

Telephone Operations

The following table provides the key operating statistics of our Telephone Operations segment as of December 31, 2012:

	2012	2011	2010
ILEC access lines
Residential	153,855	137,179	140,660
Business	114,742	90,813	96,481
Total	268,597	227,992	237,141

Voice connections (1)
Residential	78,811	2,388	2,957
Business	50,918	52,424	53,671
Total	129,729	54,812	56,628

Data and internet connections (2)	247,633	134,129	125,678
Video connections (2)	106,137	34,356	29,236
Total connections	752,096	451,289	448,683

(1)Voice connections include voice lines outside the Incumbent Local Exchange Carrier (“ILEC”) service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

Local calling services

Local calling services include traditional wireline telephone service and other basic services.  Our service plans include options for voicemail and other enhanced custom calling features including caller ID, call forwarding and call waiting.  Services are charged at a fixed monthly rate or can be bundled with selected services at a discounted rate.

We offer private lines that provide direct connections between two or more local locations at flat monthly rates.  We provide a hosted VOIP package, which utilizes a soft switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system.  The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system, which allows the customer to receive and listen to voice messages through email.

Network access services

Network access service revenues include interstate and intrastate switched access revenue and network special access services.  Revenue from network access charges are received from long-distance and other carriers for customer’s originating or terminating calls from/to our local exchanges.  These services allow customers to make or receive calls in our service area.  Our long-distance customers typically pay a monthly flat-rate fee for this service.  In addition, other carriers pay network access charges for their originating or terminating calls within our service areas.  These charges also apply to private lines that connect a customer in one of our service areas to a location outside of our service areas. Through these dedicated lines customers can transmit data and access external data networks.  We also provide cell site backhaul services to wireless carriers.  The demand for backhaul services continues to grow as wireless carriers are faced with escalating consumer and business demands for wireless data.  Certain of our network access revenues are based on rates set or approved by federal and state regulatory commissions or as directed by law that are subject to change at any time.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies come from pools to which we and other telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to participating carriers monthly based upon their respective costs for providing local service.  Like access charges, subsidies are regulated by federal and state regulatory commissions.  See Part I – Item 1 – “Regulatory Environment” below and Item 1A – “Risk Factors – Regulatory Risks”.

Long-distance services

Long-distance services include traditional domestic and international long distance which enables customers to make calls that terminate outside their local calling area.  These services also include calling cards, toll free calls and conference calling.  We offer a variety of long-distance plans, including unlimited flat-rate calling plans and offer a combination of subscription and usage fees.

Video, Data and Internet services

Video, data and Internet services include revenue from residential and business customers for subscriptions to our video and data products.  Our data service can provide high-speed Internet access at various symmetrical speeds of up to 50 megabits per second (“Mbps”), depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability.  We also offer a variety of data connectivity services in select markets, including Ethernet services capable of connecting multiple connections over our copper and fiber-based networks, virtual hosting services, Wi-Fi and collocation services.

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain subscribers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.

Our digital phone service, including VOIP, is also available in certain markets as an alternative to the traditional telephone line.  We offer multiple voice service plans that provide for either usage based or unlimited calling plans, including options for long distance, voice mail and other calling features such as caller ID, call forwarding, call blocking, abbreviated dialing and conferencing.

Although we expect our revenues from video, data and Internet services to grow substantially, these products typically generate lower margins than our traditional wireline business.   As a result, as we replace traditional wireline revenue with revenue from video, data and Internet services, our margins may decline.

Other services

Other services include revenues from telephone directory publishing, wholesale transport services on our fiber-optic network in Texas, billing and collection services, inside wiring service and maintenance.

Other Operations

The Other Operations segment consists of two complementary non-core businesses:

•                  Prison Services provides local and long-distance services and automated calling services for correctional facilities.  In 2012, we lost our bid on continuing to provide service to the state of Illinois correctional facilities.  We are continuing to determine if a legal recourse to the decision and selection of another provider is available. However, we believe that it is likely that, by the end of 2013, we will no longer be providing these services in Illinois.

•                  Business Systems sells and supports telecommunications equipment, such as key, private branch exchange (“PBX”) and IP-based telephone systems, to business customers.  We are an Avaya and ShoreTel distributor.

Prior to 2010, our Other Operations segment also included Market Response (telemarketing and order fulfillment) (“CMR”) and Operator Services.  We sold both our CMR and Operator Services businesses during 2010.

Wireless partnerships

In addition to our core business, we also derive a significant portion of our cash flow and earnings from investments in five wireless partnerships.  Wireless partnership investment income is included as a component of other income in the consolidated statements of income.  Our wireless partnership investment consisted of five cellular partnerships: GTE Mobilnet of South Texas, GTE Mobilnet of Texas RSA #17, Pittsburgh SMSA, Pennsylvania RSA 6(I) and Pennsylvania RSA 6(II).

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

We own 20.51% of GTE Mobilnet of Texas RSA #17, which serves areas in and around Conroe, Texas. In December 2012, we purchased additional ownership interest for $6.7 million which increased our ownership from 17.02% to 20.51%.  Because we have some influence over the operating and financial policies of this partnership, we account for the investment under the equity method, recognizing income on our proportionate share of earnings.  Cash distributions are recorded as a reduction in our investment.

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

For the years ended December 31, 2012, 2011 and 2010, we recognized income of $30.2 million, $27.1 million and $27.4 million, respectively, and received cash distributions of $29.1 million, $28.3 million and $27.3 million, respectively, from these wireless partnerships.

Employees

At December 31, 2012, we employed approximately 1,632 employees, including part-time employees.  We also use temporary employees in the normal course of our business. As of December 31, 2012 we had an approximate 71% increase in the number of employees compared to December 31, 2011 which was primarily the result of the acquisition of SureWest in 2012.

Approximately 28% of our employees were covered by collective bargaining agreements as of December 31, 2012.  We have approximately 184 employees covered under a collective bargaining agreement with the International Brotherhood of Electrical Workers (“IBEW”) that have been working without a contract since November 2012.  Employees continue to work without a contract and we remain in contract negotiations with the IBEW.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I – Item 1A – “Risk Factors – Risks Relating to Our Business”.

Customers and Markets

We operate as the ILEC in four states:  Illinois, Texas, Pennsylvania, and California. We also operate as CLECs in each of these markets as well as Kansas and Missouri.  The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories.  The acquisition of SureWest in 2012 further diversifies our operating revenues and cash flows across multiple business lines and markets.

Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas.  We cover an area of 2,681 square miles, primarily in five central Illinois counties: Coles, Christian, Montgomery, Effingham and Shelby.  As of December 31, 2012, we had total connections of 102,870, which included 58,579 local access lines (averaging 21.8 lines per square mile). Approximately 60.1% of our Illinois local access lines serve residential customers, with the remainder serving business customers.  Our Illinois business customers are predominantly small retail, commercial, light manufacturing and service industry businesses, as well as universities and hospitals.

Our 21 exchanges in Texas serve three principal geographic markets—Lufkin, Conroe and Katy—in a 2,054 square mile area.  This territory had 116,961 local access lines (averaging 56.9 lines per square mile) as of December 31, 2012.  Approximately 66.3% of our Texas local access lines serve residential customers, with the remainder serving business customers.  Our Texas business customers predominately operate in the manufacturing and retail industries; our largest business customers are hospitals, local governments and school districts.

The Lufkin market is centered primarily in Angelina County in east Texas, approximately 120 miles northeast of Houston, and extends into three neighboring counties.  The Conroe market is located primarily in Montgomery County and is centered approximately 40 miles north of Houston.  Parts of the Conroe operating territory extend south to within 28 miles of downtown Houston, including parts of the affluent suburb of The Woodlands.  The Katy market is located in parts of Fort Bend, Harris, Waller and Brazoria Counties and is centered approximately 30 miles west of downtown Houston along the busy and expanding I-10 corridor.  Most of the Katy market is considered part of metropolitan Houston.

Our Lufkin, Texas and central Illinois markets have experienced only nominal population growth over the past decade.  These low growth, low customer density markets, along with the predominantly rural residential character of these areas, have limited the number of, and product offerings, from potential competitors in these areas.  The Conroe and Katy markets have experienced above-average population and business employment growth over the past decade as compared to the remainder of Texas and the United States as a whole.

The Pennsylvania ILEC territory consists of nine exchanges and covers 285 square miles, serving portions of Allegheny, Armstrong, Butler and Westmorland Counties in western Pennsylvania.  The southernmost point of the ILEC territory is 12 miles north of the city of Pittsburgh.  As of December 31, 2012, we had 46,498 local access lines in this territory (averaging 163.2 lines per square mile).  The local access lines in this territory consist of approximately 53.2% business customers and 46.8% residential customers.  The CLEC operations expand south to serve the city of Pittsburgh and north to serve the city of Butler and surrounding areas.  Our Pennsylvania territory has benefited from favorable market demographics and growth in suburban communities.  Business customers consist primarily of small to mid-sized businesses, educational institutions, and healthcare facilities.

Our California ILEC territory consists of approximately 83 square miles, covering Roseville and Citrus Heights, California and adjacent areas in Placer and Sacramento Counties. As of December 31, 2012, we had 46,559 local access lines (averaging 561.0 lines per square mile), of which 58.5% consisted of business customers and 41.5% residential customers. Our CLEC operations expand both north and south to serve primarily the greater Sacramento region.  The California territory has experienced rapid growth during the past two decades, but the pace of growth has slowed in recent years as the area has become more developed. The rapid growth also attracted new competitors to the area. In this market, our business customers primarily include financial institutions, healthcare, manufacturing, local governments and school districts.

We also serve as a competitive provider to residential and business customers in the greater Kansas City, Kansas and Missouri areas.  A significant portion of the market area is in Johnson County, Kansas, which includes the cities of Lenexa, Overland Park and Shawnee.  The Kansas City market has favorable market demographics and has experienced growth in its metropolitan and suburban communities in recent years which has resulted in tremendous business opportunities in this market.  Business customers consist primarily of small to medium sized businesses and local government entities.  As of December 31, 2012, the Kansas City territory had 113,737 connections, or 15% of the Company’s total connections.

Sales and Marketing

The key components of our overall marketing strategy include:

•	Organizing our sales and marketing activities around our consumer, enterprise, and carrier customers;

•	Positioning ourselves as a single point of contact for our customers’ communications needs;

•	Providing customers with a broad array of voice, data and video services and bundling these services whenever possible;

•	Providing excellent customer service, including 24/7 centralized customer support to coordinate installation of new services, repair and maintenance functions;

•	Developing and delivering new services to meet evolving customer needs and market demands; and

•	Leveraging history and brand recognition across all market areas.

We currently offer our services through call centers, our website, communication centers and commissioned sales representatives.  Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, business enterprise customers and carrier services.  Our sales efforts are supported by direct mail, bill inserts, newspaper, radio and television advertising, public relations activities, community events and website promotions.

We market our services both individually and as bundled services, including our triple-play offering of voice, data and video services.  By bundling our service offerings, we are able to offer and sell a more complete and competitive package of services, which we believe simultaneously increases our average revenue per user (“ARPU”) and adds value for the consumer.  We also believe that bundling leads to increased customer loyalty and retention.

Network Architecture and Technology

We have made significant investments in our technologically advanced telecommunications networks.  As a result, we are able to deliver high-quality, reliable video, data and voice services in all markets we serve.  Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas.  By bringing the fiber network closer to the customer premises, we can increase our service offerings, quality and bandwidth services.  Our existing network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in the home.

Our networks are supported by advanced 100% digital switches, with a fiber network connecting in all but one of our exchanges.  These switches provide all of our local telephone customers with access to custom calling features, value-added services and dial-up Internet access.  We continue to enhance our copper network to increase bandwidth in order to provide additional products and services to our marketable homes. In addition to our copper plant enhancements, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our ILEC and CLEC service areas. In addition, this fiber infrastructure provides the connectivity required to provide video service, Internet and long-distance services to all Consolidated residential and enterprise customers.  Our fiber network utilizes fiber-to-the-home (“FTTH”) and fiber-to-the-node (“FTTN”) networks to offer bundled residential and commercial services.

As a result of our advanced networks, we provide data and video service in the markets we serve. We leverage our high definition head-end equipment to distribute content across our network allowing the Company to better manage costs of future channel additions and upgrades.  As of December 31, 2012, video service was available to approximately 524,019 homes in our markets up from 508,366 at December 31, 2011, which includes SureWest markets.  Our video subscriber base continues to grow and now totals 106,137 connections at December 31, 2012 as compared to 100,753 at December 31, 2011, which includes the SureWest subscribers. We do not anticipate having to make any material capital upgrades to our network infrastructure in connection with the continued growth of our video product except for providing set-top boxes to future subscribers and additional high definition channel equipment.  Our network provides 100% of our video marketable homes with bandwidth of at least 17 Mbps and approximately 56% with above 50 Mbps of bandwidth.

In our CLEC markets, we operate fiber networks which we own or have entered into long-term leases for fiber network access.  Our CLEC’s operate approximately 3,000 route-miles of fiber, which includes approximately 2,000 miles of fiber network in Texas, approximately 600 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 350 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and over 60 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area including both Kansas and Missouri. Our CLEC operations provide both residential and commercial services.  Residential service includes VOIP, data and video service. For commercial services, we sell competitive wholesale capacity on our fiber network to other carriers, wireless providers, CLECs and large commercial customers.  We also provide carrier hotel space and data center space in the various markets we serve.

In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2012, we had 694 cell sites under contract with 488 connected and 206 scheduled for completion in 2013.

Business Strategies

Diversify revenues and increase revenues per customer

We continue to transform our business and diversify our revenue streams as we adapt to changes in the regulatory environment and advances in technology.  As a result of acquisitions, our wireless partnerships and increases in the consumer and commercial demand for data services, we continue to reduce our reliance on subsidies and access revenue.  Utilizing our existing network, we are able to acquire and serve a more diversified business customer base and create new long-term revenue streams such as wireless carrier backhaul services.

We also continue to focus on increasing our revenue per customer, primarily by improving our data and video market penetration, by increasing the sale of other value-added services and by encouraging customers to subscribe to our service bundles.

Improve operating efficiency

We continue to seek to improve operating efficiency through technology, better practices and procedures and through cost containment measures. Our current focus is on the integration of SureWest into our existing operations and creating operating synergies for the combined company.   In recent years, we have made significant operational improvements in our business through the centralization of work groups, processes and systems, which has resulted in significant cost savings and reductions in headcount.  Because of these efficiencies, we are better able to deliver a consistent customer experience, service our customers in a more cost-effective manner and lower our cost structure.  We continue to evaluate our operations in order to align our cost structure with operating revenues while continuing to launch new products and improve the overall customer experience.

Maintain capital expenditure discipline

Across all of our service territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital.  For example, investments in our networks allows significant flexibility to expand new service offerings and provide services in a cost-efficient manner while maintaining our reputation as a high-quality service provider.

Pursue selective acquisitions

We have in the past taken, and expect to continue to take in the future, a disciplined approach in pursuing company acquisitions. When we evaluate potential transactions, important factor include:

•                  The market;

•                  The quality of the network;

•                  The ability to integrate the acquired company efficiently;

•                  Significant potential operating synergies exist; and

•                  The transaction will be cash flow accretive from day one.

We believe all of the above criteria were met in connection with our acquisition of SureWest Communications in 2012.  In the long term, we believe that this transaction gives us additional scale and better positions us financially, strategically and competitively to pursue additional acquisitions.

Competition

The telecommunications industry is subject to extensive competition and has increased significantly in recent years.  Technological advances have expanded the types and uses of services and products available.  In addition, differences in the regulatory environment applicable to comparable alternative services have lowered costs for these competitors.  As a result, we face heightened competition but also have new opportunities to grow our broadband business.  Our competitors include other incumbent and competitive local telephone companies, cable operators offering video, data and VOIP products, wireless carriers, long distance providers, satellite companies, Internet service providers and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a small initial investment.  We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase.  See Part I - Item 1A – “Risk Factors – Risks Relating to Our Business”.

Voice, data and video service

In recent years, competition in our incumbent service areas has increased significantly.  Except for the traditional multichannel video delivery business, which requires significant capital investment to serve customers, the barriers to entry are not high, and technology changes force rapid competitive adjustments.  We compete against AT&T and a number of other carriers, as well as Comcast, Time Warner, Mediacom, Armstrong, Suddenlink and NewWave communications, in both the business and residential markets.  Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.

We continue to face significant competition from wireless providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  In addition, the expanded availability for free or lower cost services, such as video over the Internet and complimentary Wi-Fi service in an increasing number of commercial venues has increased competition among other providers for our video and data services.

In most cases, we have entered the cable television service markets as the operator of a second (or subsequent) cable system.  Therefore, we face the challenge of drawing customers away from the incumbent cable service provider. Similarly, the possession of comparatively greater size and scale can give an incumbent cable competitor an advantage in both access to and pricing of the program content needed to operate a cable television business.  Our competitors, in some cases, possess significantly greater size and scale than we do.

In order to meet the competition, we have responded in part by introducing new services and service bundles, offering services in convenient groupings with package discounts and billing advantages, providing excellent customer service and by continuing to invest in our network and business operations.

In our rural markets, services are more costly to provide than service in urban areas as a lower customer density necessitates higher capital expenditures on a per-customer basis.  As a result, it generally is not economically viable for new entrants to overlap existing networks in rural territories.  Despite the barriers to entry, rural telephone companies still face significant competition from wireless providers, cable providers and, to a lesser extent, competitive telephone companies.

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

At the federal level, the Federal Communications Commission (“FCC”) generally exercises jurisdiction over facilities and services of local exchange carriers, such as our rural telephone companies, to the extent they are used to provide, originate, or terminate interstate or international communications.  The FCC has the authority to condition, modify, cancel, terminate, or revoke our operating authority for failure to comply with applicable federal laws or FCC rules, regulations and policies.  Fines or penalties also may be imposed for any of these violations.

State regulatory commissions generally exercise jurisdiction over carriers’ facilities and services to the extent they are used to provide, originate, or terminate intrastate communications.  In particular, state regulatory agencies have substantial oversight over interconnection and network access by competitors of our rural telephone companies.  In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks.  State regulators can sanction our rural telephone companies or revoke our certifications if we violate relevant laws or regulations.

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

Access Charges

On November 18, 2011, the FCC released its comprehensive order on intercarrier compensation and universal service reform.  For detailed discussion on the FCC order see Part I – Item 1 – Regulatory Environment – FCC Access Charge and Universal Service Reform Order below.

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

Intrastate network access charges are regulated by state commissions.  Network access charges in our Illinois market currently mirror interstate charges for everything except local switching. Illinois law requires that our intrastate access charges may not exceed our interstate access charges established by the Illinois Commerce Commission (“ICC”).  Interstate and intrastate network access charges in our Pennsylvania market are also very similar.  In contrast, as required by Texas regulators, our Texas rural telephone companies impose significantly higher network access charges for intrastate calls than for interstate calls.

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

Historically, all of our rural telephone companies had elected not to apply federal price caps.  Instead, they employed a rate-of-return regulation for their network interstate access charges, whereby they earned a fixed return on their investment over and above operating costs.  In December 2007, we filed a petition with the FCC seeking to permit our Illinois and Texas companies to convert to price cap regulation.  Our petition was approved on May 6, 2008, and became effective on July 1, 2008.  The conversion to price cap regulation gives us greater pricing flexibility for interstate services, especially the increasingly competitive special access segment.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  On the other hand, we were required to reduce our interstate access charges in Illinois significantly, and because our Illinois intrastate access charges mirror interstate rates, this conversion also resulted in lower intrastate revenues in Illinois.  In addition, we now receive somewhat reduced subsidies from the interstate Universal Service Fund program.

Our Pennsylvania rural telephone company was an average schedule rate-of-return company. On March 1, 2012 we filed a petition for waiver to exit the National Exchange Carrier Association (“NECA”) settlement pools & tariff and become a price cap company.  The FCC approved our waiver request on December 13, 2012.  The exit of the NECA settlement pools and tariff was retroactive to July 1, 2012 and the price cap waiver was effective January 1, 2013.

Our California rural telephone company is a cost based rate of return company.  We are in the NECA Common Line pool for ICLS purposes and we file our own end user, switched access and special access tariff and rates.  Under current federal rules, we will be required to convert our California property by July 1, 2013.

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

Unlike the federal system, California and Illinois do not provide an explicit subsidy in the form of a universal service fund.  Therefore, while subsidies from the Federal Universal Service Fund offset the decrease in revenues resulting from the reduction in interstate network access rates, there was no corresponding offset for the decrease in revenues from the reduction in California or Illinois intrastate network access rates.  In Pennsylvania and Texas, the intrastate network access rate regime applicable to our rural telephone companies does not mirror the FCC regime, so the impact of the reforms was revenue neutral.

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

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas.  As discussed above, the Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements.  However, the Telecommunications Act provides that the rural exemption will cease to apply as to competing cable companies if and when the rural carrier introduces video services in a service area.  In that event, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect.  Since each of our subsidiaries now provides video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas.  Additionally, in Texas, the Public Utilities Commission of Texas (“PUCT”) has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies.  We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.

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

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  We received $50.8 million and $46.2 million from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund and the Texas Universal Service Fund in 2012 and 2011, respectively.

Federal Universal Service Fund subsidies are paid only to carriers that are designated eligible telecommunications carriers (“ETCs”), by a state commission.  Each of our rural telephone companies have been designated an ETC.  However, under FCC rules prior to 2008, competitors could obtain the same level of Federal Universal Service Fund subsidies as we do, per line served, if the applicable state regulator determined that granting such Federal Universal Service Fund subsidies to competitors would be in the public interest and the competitors offered and advertised certain services as required by the Telecommunications Act and the FCC.  The ICC has granted several petitions for ETC designations, but to date no other ETCs are operating in our Illinois service area.  We are not aware that any carriers have filed petitions to be designated an ETC in our Pennsylvania or Texas service areas.  In May 2008, the FCC adopted an interim cap on payments to ETCs that are not incumbent telephone companies, based on the payments received by such companies in March 2008, which reduces (but does not eliminate) the incentive for ETCs to seek to compete against our rural telephone companies.

FCC Access Charge and Universal Service Reform Order

In November 2011, the FCC released its comprehensive order on Access Charge and Universal Service Reform (the order”).  The access charge portion of the order systematically reduces minute of use based interstate access, intrastate access and reciprocal compensation rates over a six to nine year period to an end state of Bill and Keep, in which each carrier recovers the costs of its network through charges to its own subscribers, not through intercarrier compensation.  The reductions apply to terminating access rates and usage, while originating access will be addressed by the FCC in a later proceeding.  To help with the transition to Bill and Keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (“ARM”) which is funded from the Connect America Fund, and the second is an Access Recovery Charge (“ARC”) which is recovered from the end users.  The universal service portion of the order shifts the national policy goal from voice service to broadband and is now called the Connect America Fund (“CAF”).  In order to receive CAF funding, carriers must agree to provide broadband capability to 100% of their customer base at a minimum speed of 4 Mbps downstream and 1Mbps upstream.  The current high cost funding program is frozen at 2011 levels and will be eliminated upon development and implementation of a CAF census block model.

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

In the FCC order, holding companies with price cap study areas and rate of return study areas are mandated to move all their interstate rate of return study areas to price cap for universal service purposes only.  The intercarrier compensation rules will keep rate of return study areas under the rate of return intercarrier compensation transitions plan and the price cap study areas under the price cap intercarrier compensation transition.

Step 1 of the FCC’s intercarrier compensation and universal service reform order was implemented on July 1, 2012 with the annual interstate tariff filing as well as intrastate filings, which reduced intrastate switched access rates toward the interstate rate, eliminated wireless reciprocal compensation charges and introduced the ARC which is assessed to end users.  Step 2 will occur on July 1, 2013 which will bring intrastate switched access charges in parity with interstate and increase the ARC charges assessed to end users.

State Regulation

California

The California Public Utilities Commission (“CPUC”) has the power, among other things, to establish rates, terms and conditions for intrastate service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

In an ongoing proceeding relating to the New Regulatory Framework, the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state.  Subsequently, the CPUC issued a ruling temporarily deferring the proceeding.  The status on when the CPUC may open this proceeding is unclear and on hold at this time. The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.  The Company will continue to monitor this matter.

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

The ICC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and can require our Illinois rural telephone company to take actions to ensure that it meets its statutory obligation to provide reliable local exchange service.  For example, as part of its approval of the reorganization we implemented in connection with our 2005 initial public offering, the ICC imposed various conditions, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if ICTC fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics, and (2) the requirement that ICTC have access to $5.0 million or its currently approved capital expenditure budget (whichever is higher) for each calendar year through a combination of available cash and credit facilities.  During 2012, we satisfied each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.

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

In 2011, the Texas legislature passed Senate Bill 985 which requires the PUCT to review the large and small company Texas Universal Service Funds in 2012 and report back to the legislature by January 2013.  The PUCT began a series of dockets in 2012 reviewing the Texas universal service high cost fund programs, for both large and small companies.  The large company dockets were settled in late 2012.  The small company dockets will not be reviewed until after the 2013 legislative session has been completed.  We expect that any impact from these proceedings will most likely occur in 2014.

Pennsylvania

The Pennsylvania Public Utilities Commission (“PAPUC”) regulates the rates, the system of financial accounts for reporting purposes, and certain aspects of service quality, billing procedures and universal service funding, among other things, related to our rural telephone company and CLEC’s provision of intrastate services.  In addition, the PAPUC sets the rates and terms for interconnection between carriers within the guidelines ordered by the FCC.  Pennsylvania intrastate rates are regulated under a statutory framework referred to as Act 183.  Under this statute, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases.  In return, we committed to continue to upgrade our network to ensure that all our customers would have access to broadband services, and to deploy a ubiquitous broadband (defined as 1.544 mbps) network throughout our entire service area by December 31, 2008, which we did.

Pennsylvania Universal Service and Access Charges

On September 30, 1999, as part of a proceeding that resolved a number of pending issues, the PAPUC ordered ILECs, including our Pennsylvania property, to rebalance and reduce intrastate toll and switched access rates.  In that same order, the PAPUC also created a Pennsylvania Universal Service Fund (“PAUSF”) to help offset the resulting loss of ILEC revenues.  In 2003, the PAPUC ordered ILECs to further rebalance and reduce intrastate access charges and left the PAUSF in place pending further review.  In 2008, our Pennsylvania ILECs annual receipts from and contributions to the PAUSF total $5.2 million and $0.3 million, respectively.  Our Pennsylvania CLEC receives no funding from the PAUSF but currently contributes $0.2 million annually.  Since Act 183 was adopted in 2004, the PAPUC may not require a local exchange carrier to reduce intrastate access rates except on a revenue neutral basis.

In 2011, the PAPUC issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three step process, beginning in March 2012.  With the release of the FCC order in October 2011, the PAPUC has temporarily issued a stay. A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC has indicated that it will address state universal funding in 2013 pending any state legislative activity that may occur in the 2013 legislative session.

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

Like Illinois, California and Pennsylvania operates under a structure in which each municipality may impose various fees.

Regulation of Broadband and Internet Services

Video Services

Our cable television subsidiaries each require a state or local franchise or other authorization in order to provide cable service to customers. Each of these subsidiaries is subject to regulation under a framework that exists in Title VI of the Communications Act.

Under this framework, the responsibilities and obligations of franchising bodies and cable operators have been carefully defined.  The law addresses such issues as the use of local streets and rights of way; the carriage of public, educational and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; and similar issues.  In addition, Federal laws place limits on the common ownership of cable systems and competing multichannel video distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area.  Many provisions of the Federal law have been implemented through FCC regulations.  The FCC has expanded its oversight and regulation of the cable television-related matters recently.  In some cases, it has acted to assure that new competitors in the cable television business are able to gain access to potential customers and can also obtain licenses to carry certain types of video programming.

The Communications Act also authorizes the licensing and operation of open video systems (“OVS”). An OVS is a form of multichannel video delivery that was initially intended to accommodate unaffiliated providers of video programming on the same network.  The OVS regulatory structure also offered a means for a single provider to serve less than an entire community.  Our Kansas City operations in Missouri utilize an OVS that allows us to operate in only a part of Kansas City.

A number of state and local provisions also affect the operation of our cable systems.  The California legislature adopted the Digital Infrastructure and Video Competition Act of 2006 (“DIVCA”) to encourage further entrance of telephone companies and other new cable operators to compete against the large incumbent cable operators. DIVCA changed preexisting California law to require new franchise applicants to obtain franchise authorizations on the state level. In addition, DIVCA established a general set of state-defined terms and conditions to replace numerous terms and conditions that had applied uniquely in local municipalities, and it repealed a state law that had prohibited local governments from adopting terms for new competitive franchises that differed in any material way from the incumbent’s franchise, even if competitive circumstances were very different.  Some portions of this law are also available to incumbent cable operators with existing local franchises who compete against us.

A state franchising law also has been enacted in Kansas.  While these laws have reduced franchise burdens on our subsidiaries and have made it easier for them to seek out and enter new markets, they also have reduced the entry barriers for others who may want to enter our cable television markets.

Federal law and regulation also affects numerous issues related to video programming and other content.

Under Federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three year cycle began on January 1, 2012.  The company has successfully negotiated agreements with all of the local television broadcast stations that would have been eligible for “must carry” treatment in each of its markets.  As anticipated, fees under retransmission consent agreements generally underwent marked increases for the 2012-2014 period.

Federal law and regulation regulate access to certain programming content that is delivered by satellite. The FCC has provisions in place to ban certain discriminatory practices and unfair acts, and include a presumption that the withholding of regional sports programming by content affiliates of incumbent cable operators is presumptively unlawful. The existing FCC complaint process for program access for both satellite and terrestrially-delivered content is governed on a case-by-case basis.  The FCC currently is considering adopting rules that could make it less burdensome for competing multichannel video programming providers who are denied access to cable-affiliated satellite programming on reasonable terms and conditions to pursue and meet evidentiary standards with respect to program access complaints.  That proceeding remains pending before the FCC.

The FCC recently adopted an order banning exclusive contracts between affiliates where the programming is sent via terrestrial media, and banning certain other unfair acts, making it clear that the withholding of regional sports programming and high definition television programming by content affiliates of incumbent cable operators would receive special attention.  Unlike the satellite provisions, the new rules will not expire. The FCC’s order was upheld in an appeals court decision issued on March 12, 2010.

In connection with the FCC’s approval of a cable transaction involving Comcast and Time Warner in July 2006, the parties’ regional sports networks were subject to certain program access rules until July 2012.  The FCC did not extend these obligations beyond July 2012.  This does not change the existing Comcast/NBC Universal merger conditions which expire in 2018, as described below. It is unknown what, if any, impact this decision will have on us.

In early 2010, Comcast proposed to enter into a joint venture with NBC Universal, through which it would acquire control of numerous NBC properties, including both broadcast and cable television programming operations of NBC.  In early 2011, the FCC and the Department of Justice (“DOJ”) approved the transaction, with a significant number of conditions designed to promote programming diversity, to limit the ability of the combined entity to affect competition adversely, and to protect newly emerging markets such as independent on-line (“over-the-top”) video. These conditions include requirements for program access and carriage, non-discrimination in making programming available, limits on bundling that would affect competition, and the relationship of the joint venture to emerging on-line competition.  In addition, conditions were imposed to maintain independence within the NBC unit in dealing with competing cable operators.  The parties agreed to the conditions and the transaction was completed during 2011.  Most of the conditions will have a duration of seven years.

The contractual relationships between cable operators and most providers of content who are not television broadcast stations generally are not subject to FCC oversight or other regulation.  The majority of providers of content to our subsidiaries, including content providers affiliated with incumbent cable operators such as Comcast, but who are not subject to any FCC or DOJ conditions, do so through arm’s length contracts where the parties have mutually agreed upon the terms of carriage and the applicable fees.

The transition to digital television (“DTV”) has led the FCC to adopt and implement new rules designed to ease the shift.  These rules also can be expected to make broadcast content more accessible over the air to smartphones, personal computers and other non-television devices.  Local television broadcast stations will also be able to offer more content over their assigned digital spectrum after the DTV transition, including additional channels.

The Company continues to monitor the emergence of video content options for customers that have become available over the Internet, and that may be made available free, by individual subscription or in conjunction with a separate cable service agreement.  In some cases, this involves the ability to watch episodes of desirable network television programming and to procure additional content related to programs carried on linear cable channels.

These options have increased significantly, and can lead cable television customers to terminate or reduce their level of services.  At this time, “over-the-top” programming options cannot duplicate the nature or extent of desirable programming carried by cable systems, and the market is still comparatively nascent, but in light of changing technology and events such as the Comcast-NBC transaction, the “over-the-top” market will continue to grow and evolve rapidly.

Cable operators depend to some degree upon their ability to utilize the poles (and conduit) of electric and telephone utilities.  The terms and conditions under which such attachments can be made were established in the Federal Pole Attachment Act of 1978, as amended.  The Pole Attachment Act outlined the formula for calculating the fee to be charged for the use of utility poles, a formula that assesses fees based on the proportionate amount of space assigned for use and an allocation of certain qualified costs of the pole owner.  The FCC has put in place a structure for pole attachment regulation that has covered cable operators and other types of providers.  The FCC has adopted new rules that apply a single rate to all providers who use poles, whether they are cable operators, telecommunications providers, or Internet providers, even if they use the attachment to offer more than one service. These rules only affect attachments in states where the Federal rules apply.  States have the option to opt out of the Federal formula and to regulate pole attachments independently.  Kansas, Missouri, Texas, Pennsylvania and Illinois follow the FCC pole attachment framework.  California has elected to separately regulate pole attachments and pole attachment rates.  The FCC decision has been appealed, and the ultimate outcome of the appeal cannot be predicted.

Cable operators are subject to longstanding cable copyright obligations where they pay copyright fees for some types of programming that are considered secondary retransmissions.  The copyright fees are updated from time to time, and are paid into a pool administered by the United States Copyright Office for distribution to qualifying recipients.

The FCC has so far declined to require that cable operators allow unaffiliated Internet service providers to gain access to customers by using the network of the operator’s cable system. The FCC also has considered the benefits of a requirement that cable operators offer programming on their systems on an a la carte or themed basis, but to date has not adopted regulations requiring such action.  These matters may resurface in the future, particularly as the “over-the-top” market grows.  In light of the fact that programming is increasingly being made available through Internet connections, some cable operators have considered their own a la carte alternatives.  Content owners with linear channels also are moving toward greater “on demand” programming, offerings that maintain the value of their linear channels for customers.

The outcome of pending matters cannot be determined at this time but can lead to increased costs for the Company in connection with our provision of cable services, and can affect our ability to compete in the markets we serve.

Internet Services

The provision of Internet access services is not significantly regulated by either the FCC or the state commissions.  However, the FCC has been moving toward the imposition of some controls on the provision of Internet access. In 2002, in part to place cable modem service and Digital Subscriber Line (“DSL”) service on an equal competitive footing, the FCC asserted jurisdiction over these services as “information services” under Title I of the Communications Act, and removed them from treatment under Title II of the Act, but to date it has not determined what regulatory framework, if any, is appropriate for Internet services under Title I.

The FCC has also adopted policy principles to signal its objectives with respect to high speed Internet and related services.  These principles are intended to encourage broad customer access to the content and applications of their choice, to promote the unrestricted use of lawful equipment by users of Internet services and to promote competition among providers.

In 2009, the FCC proposed to enact rules related to Internet access services, relying in part on the policy principles that it had earlier adopted, but expanding their reach and adding additional provisions.  The adoption of the rules as they have been proposed would prohibit discrimination with respect to applications providers, among other things, subject to reasonable network management by an Internet access service provider.

While this initiative was getting underway, a Federal appeals court decision in April 2010 assessed the FCC’s authority over Internet services under the Communications Act, and invalidated action taken by the FCC that was based on authority that the FCC thought it possessed.  The FCC continues to assert that it has jurisdictional authority in some areas related to the promotion of an open Internet.  Notwithstanding the court setback, the FCC elected to adopt rules in this regard in December 2010.  That action also has been appealed to a Federal appeals court.  The extent of the FCC’s jurisdiction in connection with the Internet will not be resolved for some time.  We are unable to predict the outcome of current proceedings.

The Federal Trade Commission (“FTC”) is currently assessing certain advertising and marketing practices of Internet-related companies, as well as the use of the Internet in connection with other businesses.  FTC action can affect the manner of operation of some of our businesses.  The outcome of pending matters cannot be determined at this time but can lead to increased costs for the Company in connection with our provision of Internet services, and can affect our ability to compete in the markets we serve.

Item 1A.  Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Risks Relating to Current Economic Conditions

Unfavorable changes in financial markets could adversely affect pension plan investments resulting in material funding requirements to meet our pension obligations.  We expect that we will continue to make future cash contributions to our pension plans, the amount and timing of which will depend on various factors including funding regulations, future investment performance, changes in future discount rates and changes in participant demographics.  Our pension plans have investments in marketable securities, including marketable debt and equity securities, whose values are exposed to changes in the financial markets.  Returns generated on plan assets have historically funded a large portion of the benefits paid under these plans.  If the financial markets experience a downturn and returns fall below our the estimated long-term rate of return, as seen in recent years, our future funding requirements could increase significantly, which could adversely affect cash flows from operations.

Weak economic conditions may have a negative impact on our business, results of operations and financial condition. Downturns in the economic conditions in the markets and industries we serve could adversely affect demand for our products and services and have a negative impact on our results of operations.  Economic weakness or uncertainty may make it difficult for us to obtain new customers and may cause our existing customers to reduce or discontinue their services to which they subscribe.  This risk may be worsened by the expanded availability of free or lower cost services, such as video over the Internet, or substitute services, such as wireless phones and data devices.  Weak economic conditions may also impact the ability of third parties to satisfy their obligations to us.  If weak economic conditions were to continue or further deteriorate, the growth of our business, results of operations and financial condition may be adversely affected.

Risks Relating to Our Common Stock and Payment of Dividends

Our Board of Directors could, in its discretion, depart from or change our dividend policy at any time. Our Board of Directors maintains a current dividend practice for the payment of quarterly dividends at an annual rate of approximately $1.55 per share of common stock.  We are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them.  Our Board of Directors may decide at any time, in its discretion, to decrease the amount of dividends, change or revoke the dividend policy, or discontinue paying dividends entirely. Our ability to pay dividends is dependent on our earnings, capital requirements, financial condition, expected cash needs, debt covenant compliance and other factors considered relevant by our Board of Directors. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

We might not have sufficient cash to maintain current dividend levels. Our debt agreements, applicable state, legal and corporate law, regulatory requirements and other risk factors described in this section, could materially reduce the cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause funds not to be available when needed in amount sufficient to support our current dividend practice.

If we continue to pay dividends at the level currently anticipated under our dividend policy, our ability to pursue growth opportunities may be limited. We believe that our dividend practice could limit, but not preclude, our ability to grow.  If we continue paying dividends at the level currently anticipated, we may not retain a sufficient amount of cash to fund a material expansion of our business, including any acquisitions or growth opportunities requiring significant and unexpected capital expenditures.  For that reason, our ability to pursue any material expansion of our business may depend on our ability to obtain third-party financing.  We cannot guarantee that such financing will be available to us on reasonable terms or at all, particularly in the current economic environment.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.  As of December 31, 2012, we had $1,217.8 million of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

•

We may be required to use a substantial portion of our cash flow from operations to make principal and interest payments on our debt, which will reduce funds available for operations, future business opportunities and dividends;

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

Our credit agreement and the indenture governing the Senior Notes contain covenants that limit management’s discretion in operating our business and could prevent us from capitalizing on opportunities and taking other corporate actions.  Among other things, our credit agreement limits or restricts our ability (and the ability of certain of our subsidiaries), and the indenture governing the Senior Notes limits the ability of our subsidiary, Consolidated Communications, Inc., and its restricted subsidiaries, to:

•	Incur additional debt and issue preferred stock;

•	Make restricted payments, including paying dividends on, redeeming, repurchasing, or retiring our capital stock;

•	Make investments and prepay or redeem debt;

•	Enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans, or transfer assets to us;

•	Create liens;

•	Sell or otherwise dispose of assets, including capital stock of, or other ownership interests in, subsidiaries;

•	Engage in transactions with affiliates;

•	Engage in sale and leaseback transactions;

•	Engage in a business other than telecommunications; and

•	Consolidate or merge.

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

A breach of any of the covenants contained in our credit agreement, in any future credit agreement, or in the indenture governing the Senior Notes, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable.  If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed.  In such a situation, the lenders could foreclose on the assets and capital stock pledged to them.

We may not be able to refinance our existing debt if necessary, or we may only be able to do so at a higher interest expense. We may be unable to refinance or renew our credit facilities and our failure to repay all amounts due on the maturity dates would cause a default under the credit agreement.  Alternatively, any renewal or refinancing may occur on less favorable terms.  If we refinance our credit facilities on terms that are less favorable to us than the terms of our existing debt, our interest expense may increase significantly, which could impact our results of operations and impair our ability to use our funds for other purposes, such as to pay dividends.

Our variable-rate debt subjects us to interest rate risk, which could impact our cost of borrowing and operating results.  Certain of our debt obligations are at variable rates of interest and expose us to interest rate risk. Increases in interest rates could negatively impact our results of operations and operating cash flows.  To mitigate the risk of rising interest rates, we have entered into interest rate swap agreements that convert a portion of our variable-rate debt to a fixed-rate basis.  However, we do not maintain interest rate hedging agreements for all of our variable-rate debt and our existing hedging agreements may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. Changes in fair value of cash flow hedges that have been determined to be ineffective are recognized in earnings. Significant increases or decreases in the fair value of ineffective cash flow hedges could cause favorable or adverse fluctuations in our results of operations.

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify. The telecommunications, Internet and digital video businesses are highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies, cable television companies and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. Due to consolidation and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers to traditional telephone services and land-based Internet access services to give up those services and to rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the Internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are called “over-the-top” services that deliver video content to televisions and computers over the Internet.  Over-the-top services can include episodes of highly-rated television series in their current broadcast seasons.  They also can include content that is related to broadcast or sports content that we carry, but that is distinct and may be available only through the alternative source.  Finally, the transition to digital broadcast television has allowed many consumers to obtain high definition local broadcast television signals (including many network affiliates) over-the-air, using a simple antenna.  Consumers can pursue each of these options without foregoing any of the other options.  We may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends and discount or bundled pricing strategies by competitors. The incumbent telephone carrier in the markets we serve enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling some services competitive with ours can lead to revenue erosion in other related areas.  We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share; customers may reduce their usage of our services or switch to a less profitable service; and we may need to lower our prices or increase our marketing efforts to remain competitive.

We must adapt to rapid technological change.  If we are unable to take advantage of technological developments, or if we adopt and implement them more slowly than our competitors, we may experience a decline in the demand for our services.  The telecommunications industry operates in a technologically complex environment.  New technologies are continually developed and products and services undergo constant improvement. These offer consumers a variety of choices for their communication needs.  To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our customers.  If we are unable to match the benefits offered by competing technologies on a timely basis or at an acceptable cost, if we fail to employ technologies desired by our customers before our competitors do so, or if we do not successfully execute on our technology initiatives, our business and results of operations could be adversely affected.

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and give competitors significant new advantages. Technological developments could require us to make a significant new capital investment in order to remain competitive with other service providers.  If we do not replace or upgrade our network and its technology once it becomes obsolete, we will be unable to compete effectively and will likely lose customers.  We also may be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass telephone companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services.  Increasingly, this can be done over wireless facilities and other emerging mobile technologies as well as traditional wired networks.  Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint.  As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas.  The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customer, our results of operations could be adversely impacted.

Transport and content costs are substantial and continue to increase.  We expect the cost of video transport and content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit.  In addition, on-demand programming is being made available in response to customer demand.  In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided.  Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs.  Larger providers often can qualify for discounts based on the number of their subscribers.  This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression.  In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost.  Also, some competitors (or their affiliates) own programming in their own right and we may be unable to secure license rights to that programming. As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

A disruption in our networks and infrastructure could cause delays or interruptions of service, which could cause us to lose customers and incur additional expenses.  Our customers depend on reliable service over our network. The primary risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism.  From time to time in the ordinary course of business, we will experience short disruptions in our service due to factors such as physical damage, inclement weather and service failures of our third party service providers. We could experience more significant disruptions in the future. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements before they expire, we could have a work stoppage or other labor actions that could materially disrupt our ability to provide services to our customers.  At December 31, 2012, approximately 28% of our employees were covered by collective bargaining agreements.  These employees are hourly workers located in Texas, Pennsylvania and Illinois service territories and are represented by various unions and locals.  Our relationship with these unions generally has been satisfactory, but occasional work stoppages can occur, including a four day work stoppage that did occur in December 2012. Our collective bargaining agreement with International Brotherhood of Electrical Workers (“IBEW”) for our Illinois Incumbent Local Exchange Carrier (“ILEC”) expired on November 14, 2012.  Employees continue to work without a contract and we remain in negotiations with the IBEW on a new collective bargaining agreement.  All the other existing collective bargaining agreements expire between 2013 through 2015.

We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees.  If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work stoppages or slowdowns, or other labor actions, which could materially disrupt our ability to provide services.  New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could adversely affect our financial condition and result of operations. While we believe our relations with the unions representing these employees are good, any protracted labor disputes or labor disruptions by any of our employees could have a significant negative effect on our financial results and operations.

We may be unable to obtain necessary hardware, software and operational support from third party vendors.  We depend on third party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services and to maintain, upgrade and enhance our network facilities and operations and to support our information and billing systems. Some of our third-party vendors are our primary source of supply for products and services for which there are few substitutes.  If any of these vendors should experience financial difficulties, have demand that exceeds their capacity or they cannot otherwise meet our specifications, our ability to provide some services may be materially adversely affected in which case our business, results of operations and financial condition may be adversely affected.

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.  We are dependent on easements, franchises and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks which would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures.

Our ability to retain certain key management personnel and attract and retain highly qualified management and other personnel in the future could have an adverse effect on our business.  We rely on the talents and efforts of key management personnel, many of whom have been with our company and in our industry for decades.  While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel and the ability to attract and retain highly qualified technical and management personnel in the future could have a negative impact on our business, financial condition and results of operations.

Future acquisitions could be expensive and may not be successful.  From time to time we make acquisitions and investments and enter into other strategic transactions.  In connections with these types of transactions we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant indebtedness, or have to delay or not proceed with announced transactions.  The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks Relating to Our Acquisition of SureWest

The integration of the Company and SureWest following the merger may present significant challenges.  We may face significant challenges in combining SureWest’s operations into our operations in a timely and efficient manner and in retaining key SureWest personnel. The failure to successfully integrate the Company and SureWest and to manage successfully the challenges presented by the integration process may result in our not achieving the anticipated benefits of the merger, including operational and financial synergies.

We will incur transaction, integration and restructuring costs in connection with the merger.  We have incurred significant transaction costs in connection with the merger, including fees of our attorneys, accountants and financial advisors. We expect to continue to incur additional integration and restructuring costs as we continue to integrate the businesses of SureWest with those of the Company. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the Federal Communications Commission (“FCC”) and other Federal, state and local entities.  Rapid changes in technology and market conditions have required corresponding changes in how government addresses telecommunications, video programming and Internet services.  Many businesses that compete with our ILEC and Non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either completely free from utilities regulation, or are regulated on a significantly less burdensome basis.  Further, in comparison to our subsidiaries regulated as cable operators, satellite video providers, on-demand and over-the-top video providers, and motion picture and DVD firms have almost no regulation of their video activities.  Recently, Federal and state authorities have become far more active in seeking to address critical issues in each of our product and service markets.  The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state levels could require significant and costly adjustments, and adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and us and potentially create barriers to enter new markets or acquire new lines of business. We face continued uncertainty in the regulatory area for the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions ultimately will impact our markets. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.  A significant portion of our ILECs’ revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/Connect America Fund (“CAF”) and intercarrier compensation (“ICC”). The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband, which could be as early as July 2013.  We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our 2012 network access revenues decreased approximately $972 thousand.  We anticipate network access revenues will continue to decline as a result of the Order through 2018 and could be as much as $1.9 million, $805 thousand, $936 thousand, $1.0 million, $2.5 million and $618 thousand in 2013, 2014, 2015, 2016, 2017 and 2018, respectively.

The Order is currently subject to both reconsideration and appeal.  Further regulatory actions on these issues may have a material impact on our consolidated financial position and our results of operations in future periods.  The impact cannot be fully determined at this time.

We receive subsidy payments from various federal or state universal service support programs.  These include high cost support, Lifeline, Schools and Libraries programs within the Federal universal service program.  In addition, our Pennsylvania and Texas ILEC’s receive state universal service funding.  The Pennsylvania PUC (“PAPUC”) issued an order in 2012 addressing state ICC and USF, but rescinded the order in early 2012 due to the FCC order usurping the PAPUC rules.  In the future the PAPUC may reintroduce a universal service proceeding.  In Texas, the Public Utilities Commission of Texas (“PUCT”) has initiated a proceeding to review the large company and small company high cost funds.  The proceedings will undertake a comprehensive review of high cost funds and provided recommended changes to the legislature.  Any legislative or PUCT action would not occur until September 1, 2013.

The total cost of all of the various Federal universal service programs has increased greatly in recent years, putting pressure on regulators to reform them, and to limit both eligibility and support flows. We cannot predict when or how these matters will be decided or the effect on our subsidy revenues.  However, future reductions in the subsidies we receive may directly affect our profitability and cash flows.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 121 S. 17th St., Mattoon, Illinois, a leased facility.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings, and operations in Illinois, Pennsylvania, Texas, California, Kansas and Missouri utilized primarily by our Telephone Operations segment.  We own approximately 21 acres of undeveloped land in Roseville, California. Our Other Operations segment shares certain facilities with the Telephone Operations segment in Illinois.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services including central office equipment, customer premises equipment and connections, pole lines, video head-end, remote terminals, aerial and underground cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment.  We also own certain other communications equipment held as inventory for sale or lease.

In addition to plant and equipment that we wholly-own, we utilize poles, towers and cable and conduit systems jointly-owned with other entities, and lease space on facilities to other entities.  These arrangements are in accordance with written agreements customary in the industry.

We have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.  See Note 11 in the Notes to Consolidated Financial Statements and Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our lease obligations.

As a result of efficiencies realized through cost controls and efficiencies gained through our acquisition of SureWest Communications in February 2012, certain of our owned and leased facilities are not being utilized to their full capacity.  We are actively reviewing all of our holdings to determine if we have excess properties.  As of December 31, 2012, we are actively marketing 21 acres of undeveloped land, an office campus in Roseville, California and an office building in Cranbury, Pennsylvania.

Item 3.       Legal Proceedings.

Prior to the completion of the SureWest Merger on July 2, 2012, six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified monetary damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal Court entered an order staying the Broering action for 90 days. The federal Court subsequently extended the stay of the Broering action until June 1, 2013.  On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $0.525 million, of which the Company is to pay $36.25 thousand, with the balance to be paid by SureWest and its insurer.  The proposed settlement is subject to approval by the Placer County Superior Court.  On December 20, 2012, the court issued a ruling preliminarily approving the proposed settlement.  The court set a hearing for March 28, 2013 at which it will consider final approval of the proposed settlement.  Upon final approval by the court, the consolidated state court actions and the federal action will be dismissed with prejudice.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court granted, in part, Consolidated’s motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. We anticipate a status conference being held in late March 2013, at which time the court will set a briefing and trial schedule.

In addition, we have asked the Federal Communications Commission (“FCC”) Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), received assessment notices from the Commonwealth of Pennsylvania Department of Revenue increasing the amounts owed for Pennsylvania Gross Receipt Taxes for the tax period ending December 31, 2009.  These two assessments adjusted the subsidiaries’ combined total outstanding taxable gross receipts liability (with interest) to approximately $2.3 million.  In addition, based upon recently completed audits of CCES for 2008, 2009 and 2010, we believe the Commonwealth of Pennsylvania may issue additional assessments totaling approximately $1.7 million for Gross Receipt Taxes allegedly owed.  Our CCPA subsidiary has also been notified by the Commonwealth of Pennsylvania that they will conduct a gross receipts audit for the calendar year 2008.  An appeal challenging the 2009 CCPA assessment was filed with the Department of Revenue’s Board of Appeals on September 15, 2011, and we filed a similar appeal for CCES with the Board of Appeals on November 11, 2011 challenging the 2009 CCES assessment.  The Board of Appeals denied CCPA and CCES’s appeals.  On November 13, 2012, CCPA and CCES filed appeals with the Commonwealth’s Board of Finance and Revenue.  These have been stayed pending the outcome of present litigation in the Commonwealth Court between Verizon Pennsylvania, Inc. and the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

We currently provide telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  We have challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory ruling request filed with the Illinois Commerce Commission and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. Although we will continue to pursue legal recourse to the State’s decision, our business plans and projections assume that our contract with the State of Illinois will end during 2013.

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the FCC’s Order issued November 18, 2011 that reformed intercarrier compensation and core parts of the Universal Service Fund.  We are appealing five core issues in the November 18, 2011 FCC order. The U.S. Court of Appeals for the tenth circuit will hear oral arguments on November 19, 2013.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

Item 4.       Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”. As of February 15, 2013, there were approximately 3,751 stockholders of record of the Company’s common stock. The following table indicates the range of stock closing prices of the Company’s common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	2012		2011
Period	High	Low	High	Low
First quarter	19.80	18.08	19.50	17.25
Second quarter	19.63	13.95	19.50	17.94
Third quarter	17.79	15.21	20.02	16.77
Fourth quarter	17.40	13.48	19.39	16.83

Dividend Policy and Restrictions

Our Board of Directors declared dividends of approximately $0.38738 per share in each of the periods listed above. Our Board of Directors adopted a dividend policy that reflects its judgment that our stockholders are better served if we distribute a substantial portion of the cash generated by our business in excess of our expected cash needs rather than retaining the cash or using it for investments, acquisitions, or other purposes.  We expect to continue to pay quarterly dividends at an annual rate of approximately $1.55 per share during 2013.  Future dividend payments are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.  Dividends on our common stock are not cumulative.

See Part II, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion regarding restrictions on the payment of dividends. See Part I – Item 1A – “Risk Factors” of this report, which sets forth several factors that could prevent stockholders from receiving dividends in the future.  Additional information concerning dividends may be found in “Selected Financial Data” in Item 6, which is incorporated herein by reference.

Share Repurchases

During the quarter ended December 31, 2012, we repurchased 36,914 common shares surrendered by employees in the administration of employee share-based compensation plans.  The following table summarizes the share repurchase activity:

Total number of
shares purchased
	Total number of	Average price	as part of publicly
Purchase period	shares purchased	paid per share	announced plans
October 1-October 31, 2012	-	n/a	n/a
November 1-Novermber 30, 2012	-	n/a	n/a
December 1-December 31, 2012	36,914	$ 15.14	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming dividend reinvestment) with the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications index and a customized peer group of four companies that includes: Alaska Communications Systems Group, Inc., Consolidated Communications Holdings, Inc., Otelco, Inc. and Shenandoah Telecommunications Company. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2007 respectively in each index, and in the peer group. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

	At December 31,
(In dollars)	2007	2008	2009	2010	2011	2012
Consolidated Communications Holdings, Inc.	$100	$67	$111	$134	$143	$131
S&P 500	$100	$63	$80	$92	$94	$109
Dow Jones US Fixed-Line Telecommunications	$100	$73	$79	$94	$100	$115
Peer group	$100	$82	$90	$108	$74	$66

During the year ended December 31, 2012, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
(In millions, except per share amounts)	2012 (1)	2011	2010	2009	2008

Telephone operations revenues	$472.1	$342.6	$349.6	$364.6	$379.0
Other operations revenues	31.4	31.7	33.8	41.6	39.4
Total operating revenues	503.5	374.3	383.4	406.2	418.4

Cost of products and services (exclusive of depreciation and amortization)	193.7	139.3	142.3	145.5	143.5
Selling, general and administrative expense	111.7	81.1	88.0	104.8	108.8
Financing and other transaction costs (2)	20.8	2.6	–	–	–
Intangible asset impairment	2.9	–	–	–	6.1
Depreciation and amortization	121.0	88.7	87.2	85.2	91.7
Income from operations	53.4	62.6	65.9	70.7	68.3

Interest expense, net and loss on extinguishment of debt (3)	(77.1)	(49.4)	(50.7)	(57.9)	(66.3)
Other income, net	31.2	28.6	27.0	25.5	10.8
Income before income taxes and extraordinary item	7.5	41.8	42.2	38.3	12.8
Income tax expense	1.4	14.8	9.0	12.4	6.6
Income before extraordinary item	6.1	27.0	33.2	25.9	6.2
Extraordinary item, net of tax	–	–	–	–	7.2
Net income	6.1	27.0	33.2	25.9	13.4
Net income of noncontrolling interest (4)	0.5	0.6	0.6	1.0	0.9
Net income attributable to common shareholders (4)	$5.6	$26.4	$32.6	$24.9	$12.5
Income per common share - basic and diluted: (5)
Income per common share before extraordinary item	$0.15	$0.88	$1.09	$0.84	$0.18
Extraordinary item per share	–	–	–	–	0.24
Net income per common share - basic and diluted	$0.15	$0.88	$1.09	$0.84	$0.42
Weighted-average number of shares - basic and diluted	34,652	29,600	29,490	29,396	29,321

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data:
Cash flows from operating activities	$123.2	$129.5	$116.1	$115.7	$93.4
Cash flows used for investing activities	(468.6)	(40.8)	(41.8)	(41.0)	(49.0)
Cash flows used for financing activities	257.5	(50.7)	(49.4)	(47.4)	(63.3)
Capital expenditures	77.1	41.9	42.9	41.8	49.0

Consolidated Balance Sheet:
Cash and cash equivalents	$17.9	$105.7	$67.7	$42.8	$15.5
Total current assets	108.5	161.9	129.2	102.0	72.1
Net property, plant and equipment	908.2	338.4	363.2	383.1	406.8
Total assets	1,794.8	1,194.1	1,209.5	1,226.6	1,241.6
Total debt (including current portion)	1,217.8	884.7	884.1	880.3	881.3
Stockholders’ equity	136.1	47.8	71.9	80.7	75.3

Other financial data (unaudited):
Adjusted EBITDA (6)	$236.2	$189.5	$185.6	$188.8	$189.8

(1)

In July 2012, we acquired 100% of the outstanding shares of SureWest Communications (“SureWest”) in a cash and stock transaction. SureWest results of operations have been included in our consolidated financial statements as of the acquisition date of July 2, 2012.

(2)	Financing and other transaction costs includes costs incurred related to the acquisition of SureWest including severance costs.

(3)

In 2012, we entered into a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”) to fund the SureWest acquisition. During 2012, we incurred $4.2 million of amortization related to the financing costs and $1.5 million of interest related to ticking fees associated with the Bridge Facility. In addition, in 2012 we entered into a Second Amendment and Incremental Facility Agreement to amend our term loan facility. As a result, we incurred a loss on the extinguishment of debt of $4.5 million related to the repayment of our outstanding term loan.

(4)

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

(6)

In addition to the results reported in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”), we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

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

The following tables are a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2012	2011	2010	2009	2008
Net cash provided by operating activities	$123.2	$129.5	$116.1	$115.7	$93.4
Adjustments:
Non-cash, stock-based compensation	(2.3)	(2.1)	(2.4)	(1.9)	(1.9)
Other adjustments, net	(11.3)	(11.0)	4.2	(1.0)	3.8
Changes in operating assets and liabilities	17.6	(0.6)	2.4	(1.6)	8.9
Interest expense, net	72.6	49.4	50.7	57.9	66.3
Income taxes	1.4	14.8	9.0	12.4	6.6
EBITDA	201.2	180.0	180.0	181.5	177.1

Adjustments to EBITDA:
Other, net (a)	(3.9)	(21.0)	(24.3)	(17.0)	(15.1)
Investment distributions (b)	29.2	28.4	27.5	22.4	17.8
Loss on extinguishment of debt (c)	4.5	–	–	–	9.2
Intangible asset impairment (d)	2.9	–	–	–	6.1
Extraordinary item (e)	–	–	–	–	(7.2)
Non-cash, stock-based compensation (f)	2.3	2.1	2.4	1.9	1.9
Adjusted EBITDA	$236.2	$189.5	$185.6	$188.8	$189.8

(a)

Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, transaction related costs including severance and certain other miscellaneous items related to the acquisition of SureWest. 2009 and 2008 also includes expenses associated with Sarbanes-Oxley maintenance costs, costs to integrate our technology, administrative and customer service functions and billing systems in connection with the acquisition of North Pittsburgh.

(b)	Includes all cash dividends and other cash distributions received from our investments.

(c)	Represents the redemption premium and write-off of unamortized debt issuance costs in connection with the redemption or retirement of our debt obligations.

(d)	Represents intangible asset impairment charges recognized during the period.

(e)

Upon making the election to discontinue the applicable accounting guidance for regulated enterprises in accounting for the effects of certain types of regulation, we recognized an extraordinary non-cash gain and began to apply the authoritative guidance required for the discontinuance of the application of regulatory accounting.

(f)	Represents compensation expenses in connection with the issuance of stock awards, which because of their non-cash nature, these expenses are excluded from Adjusted EBITDA.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I, Item 1 “Note About Forward Looking Statements” and Item 1A “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated”, “the Company”, “we” or “our”). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2012 included elsewhere in this Annual Report on Form 10-K.

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

Telephone Operations Segment

Our Telephone Operations segment generated approximately 94% of our consolidated operating revenues during 2012, primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers. Revenues in the Telephone Operations segment increased $129.5 million during 2012 compared to 2011, primarily from the SureWest acquisition and growth in data, video and Internet connections. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of December 31, 2012, our video service was available to approximately 524,000 homes in Illinois, Texas, Pennsylvania, California, Kansas and Missouri

markets. As of December 31, 2012, approximately 20% of the homes in the areas we serve subscribe to our video service. Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our VOIP service and data speeds of up to 50 megabits per second, depending on the geographic market availability.

The increase in Telephone Operations revenues during 2012 was offset in part by an anticipated industry wide trend of a decline in access lines and related use of services.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Progressively, consumers are utilizing over-the-top services to download and watch television shows of interest to them on their computers. Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.

Other Operations Segment

Our Other Operations segment is comprised of non-core business activities including prison services and business systems.  Prison services, which operates primarily in Illinois, provides local and long-distance telephone service and automated calling service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace us as the provider of those services with a competitor. We have challenged our competitor’s bid and the State’s decision to accept that bid in a variety of different forums. Although we will continue to seek legal recourse to the State’s decision, our business plans and projections assume that our contract with the State of Illinois will end during 2013. During 2012, the prison services contract comprised 82% of the operating revenues in our Other Operations, 5% of consolidated operating revenues and approximately 2% of consolidated operating income, excluding financing and other transaction fees.  Business systems sells and supports telecommunications equipment to business customers in Texas and Illinois.

Consolidated Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2012, 2011 and 2010.

Financial Data

				% Change
				2012 vs.	2011 vs.
(In millions, except for percentages)	2012	2011	2010	2011	2010
Revenue
Telephone operations	$472.1	$342.6	$349.6	38%	(2) %
Other operations	31.4	31.7	33.8	(1)	(6)
Total operating revenue	503.5	374.3	383.4	35	(2)
Expenses
Telephone operations	277.4	192.0	199.1	44	(4)
Other operations	28.0	28.4	31.2	(1)	(9)
Transaction/Debt refinancing costs	20.8	2.6	–	700	–
Impairment of intangible assets	2.9	–	–	100	100
Depreciation and amortization	121.0	88.7	87.2	36	2
Total operating expense	450.1	311.7	317.5	44	(2)
Income from operations	53.4	62.6	65.9	(15)	(5)
Interest expense, net	(72.6)	(49.4)	(50.7)	47	(3)
Loss on extinguishment of debt	(4.5)	–	–	100	100
Other income	31.2	28.6	27.0	9	6
Income tax expense	1.4	14.8	9.0	(91)	64
Net income	6.1	27.0	33.2	(77)	(19)
Net income attributable to noncontrolling interest	0.5	0.6	0.6	(17)	0
Net income attributable to common stockholders	$5.6	$26.4	$32.6	(79)	(19)

Adjusted EBITDA (1)	$236.2	$189.5	$185.6	25%	2%

(1)A non-GAAP measure.  See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2012 vs.	2011 vs.
	2012	2011	2010	2011	2010
ILEC access lines
Residential	153,855	137,179	140,660	12%	(2) %
Business	114,742	90,813	96,481	26	(6)
Total	268,597	227,992	237,141	18	(4)

Voice connections (1)
Residential	78,811	2,388	2,957	3200	(19)
Business	50,918	52,424	53,671	(3)	(2)
Total	129,729	54,812	56,628	137	(3)

Data and internet connections (2)	247,633	134,129	125,678	85	7
Video connections (2)	106,137	34,356	29,236	209	18
Total connections	752,096	451,289	448,683	67	1

(1)Voice connections include voice lines outside the Incumbent Local Exchange Carrier (“ILEC”) service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

Consolidated Overview

The comparability of our consolidated results of operations and key operating statistics was impacted by the SureWest acquisition, which closed on July 2, 2012, as described above.  SureWest’s results are included in our consolidated financial statements as of the date of the acquisition.  We also incurred transaction costs directly related to the SureWest acquisition in 2012.  During 2012, we incurred $20.8 million in expense related to the acquisition, which included change-in-control payments to former members of the SureWest management team of $9.4 million of which $8.6 million were accrued for at December 31, 2012 and are expected to be paid during the six months ended June 30, 2013.  We also incurred additional interest costs of $24.9 million, which included $19.2 million of interest incurred on the Senior Notes obtained for the SureWest acquisition, $4.2 million of amortization of fees related to securing the bridge loan commitment to finance the SureWest acquisition, and $1.5 million of interest related to ticking fees associated with the bridge loan financing.

Consolidated operating revenue increased $129.2 million during 2012 due to the SureWest acquisition.  The SureWest operations accounted for $133.1 million of the annual increase in operating revenues.  The acquisition of SureWest provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.  Excluding the addition of the operations for SureWest, consolidated operating revenues decreased $3.9 million during 2012.  Revenues related to our traditional wireline telephone business decreased due to the continued decline in access lines, but were partially offset by an increase in video, data and Internet revenue as we continue to grow our broadband services.  The SureWest operations accounted for 296,459 of the total connections at December 31, 2012.

Our operating revenues are also impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies revenue we receive.  A number of proceedings and recent orders relate to universal service reform, intercarrier compensation and network access charges.  There are various ongoing legal challenges to the orders that have been issued.  As a result, it is not yet possible to determine fully the impact of the regulatory changes on our operations.

Operating expenses increased $138.4 million due to the acquisition of SureWest and the transaction costs directly related to the acquisition as described above.  During 2012, the SureWest operations accounted for $119.5 million of the year-to-date increases in operating expenses and transaction costs increased $18.2 million.

Operating revenues and expenses by segment are discussed below.

Reclassifications

Certain amounts in our 2011 and 2010 consolidated financial statements have been reclassified to conform to the presentation of our 2012 consolidated financial statements.  These reclassifications had no effect on total shareholders’ equity, total revenue, income from operations or net income.

During 2012, inventories and the related activity were reclassified from current assets to property, plant and equipment on the consolidated balance sheets and statements of cash flows.  Inventories consist primarily of network construction materials and supplies that when issued are capitalized as part of new customer installations and the construction of the network. The change in classification of inventories impacts the calculation of certain financial ratios.  Prior period calculations have been revised to conform to the current year presentation.

In addition, the calculation of certain key operating statistics was revised during 2012 to reflect a new methodology for the Company following the acquisition of SureWest.  Accordingly, prior period operating statistics have been revised to conform to the current practice.

2012 versus 2011

Segment Results of Operations

Telephone Operations

			$	%
(In millions, except for percentages)	2012	2011	Change	Change
Revenue
Local calling services	$93.5	$84.2	$9.3	11%
Network access services	98.6	80.5	18.1	22
Subsidies	49.3	45.4	3.9	9
Long-distance services	17.3	15.9	1.4	9
Video, data and Internet services	176.7	83.0	93.7	113
Other services	36.7	33.6	3.1	9
Total operating revenue	472.1	342.6	129.5	38
Expenses
Cost of services and products	171.4	116.9	54.5	47
Selling, general and administrative costs	106.0	75.1	30.9	41
Financing and other transaction costs	20.8	2.6	18.2	700
Depreciation and amortization	120.2	87.9	32.3	37
Total operating expense	418.4	282.5	135.9	48
Income from operations	$53.7	$60.1	$(6.4)	(11)

Telephone Operations Operating Revenue

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue increased $9.3 million during 2012 compared to 2011 primarily due to the acquisition of SureWest. Excluding the addition of SureWest revenues, local calling services decreased $8.1 million during 2012 compared to 2011 primarily due to a 3% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to market forces and through our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and wireless backhaul services.  Network access services revenue increased $18.1 million during 2012 compared to 2011 primarily as a result of the acquisition of SureWest, which accounted for $21.3 million of the annual increase.  Excluding the addition of the SureWest revenues, network access services decreased $3.2 million during 2012 compared to 2011 primarily due to a decline in switched access minutes of use and special access revenue. These decreases were partially offset by an increase in end user and access recovery revenues.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $3.9 million during 2012 compared to 2011 primarily as a result of the acquisition of SureWest, an increase in high cost fund support and the addition of revenues from the Connect America Fund in 2012.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers. Long-distance services revenue increased $1.4 million during 2012 compared to 2011 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, long distance services decreased $2.4 million during 2012 compared to 2011 primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Video, Data and Internet Services

Video, data and Internet services include revenue from residential and business customers for subscriptions to our voice, video and data products.  We offer high speed Internet access at speeds of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  We also offer a variety of data connectivity services in select markets, including Ethernet services over our copper and fiber-based networks, virtual hosting services and collocation services.  Our VOIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain subscribers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Video, data and Internet revenue increased $93.7 million during 2012 compared to 2011 primarily as a result of the acquisition of SureWest, which accounted for $84.9 million of the annual increase.  The increase in revenue was also due to the continued growth in data and video connections, which increased 7% and 9%, respectively, as of December 31, 2012.  Video, data and Internet revenue comprised 35% of our consolidated revenues in 2012 compared to 22% in 2011.  We expect video, data and Internet service revenue to continue to grow as the consumer and business demand for data based services continues to increase.

Other Services

Other services include revenues from telephone directory publishing, wholesale transport services, billing and collection services and inside wiring service and maintenance.  Other services revenue increased $3.1 million during 2012 compared to 2011.  The increase in other services revenue was primarily due to the acquisition of SureWest and an increase in transport services, which was offset in part by a decline in directory publishing revenues.

Telephone Operations Operating Expenses

Cost of Services and Products

Cost of services and products increased $54.5 million during 2012 compared to 2011 primarily as a result of the addition of the SureWest operations of $53.0 million as well as higher costs associated with video programming.  Video programming costs continue to increase due to the growth in video connections and an increase in costs per program channel.  During 2012, the increase in video programming costs was offset in part by a reduction in access costs due to the decline in access lines and usage.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $30.9 million during 2012 compared to 2011 primarily as a result of the addition of the operations for SureWest, which accounted for $30.1 million of the annual increase.  The remaining increase in selling, general and administrative costs was due to an increase in insurance costs and stock compensation expense, which were largely offset by a reduction in bad debt expense, utility costs and legal expenses.

Transaction/Debt refinancing costs

In connection with the acquisition of SureWest, we incurred $20.8 million of transaction related fees which were recognized as a financing and other transaction costs during 2012.  In 2011, we amended our credit agreement and incurred fees of $2.6 million, which were recognized as a financing cost during 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $32.3 million during 2012 compared to 2011, primarily as a result of the acquisition of SureWest. Excluding the addition of the operations for SureWest, which accounted for $36.4 million of the current year increase, depreciation and amortization expense decreased $4.1 million in 2012 as a result of circuit equipment and other assets becoming fully depreciated during the year.

Other Operations

			$	%
(In millions, except for percentages)	2012	2011	Change	Change
Revenue	$31.4	$31.7	$(0.3)	(1) %
Expenses
Cost of services and products	22.3	22.4	(0.1)	(0)
Selling, general and administrative costs	5.7	6.0	(0.3)	(5)
Impairment of intangible assets	2.9	-	2.9	100
Depreciation and amortization	0.8	0.8	-	0
Total operating expense	31.7	29.2	2.5	9
Income (loss) from operations	$(0.3)	$2.5	$(2.8)	(112)

Other Operations Revenue

Other Operations revenue decreased $0.3 million during 2012 compared to 2011.  Declines in revenue from our equipment system sales and installation business were offset slightly by an in increase in our prison systems business in the current year.

Other Operations Operating Expenses

Operating expenses for Other Operations increased $2.5 million in 2012 compared to 2011.  As discussed in the Overview section above, our contract as service provider to the Illinois Department of Corrections was not renewed.  Although we will continue to seek legal recourse to the State’s decision, our business plans and projections assume that our contract with the State of Illinois will end during 2013.   As a result, in 2012 as part of our annual impairment test, we recognized an impairment charge of $2.9 million on our goodwill and tradenames associated with the Other Operations reporting units.

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $23.2 million during 2012 compared to 2011.  In February 2012, we entered into a temporary $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”) to fund the SureWest acquisition.  During 2012 we incurred $4.2 million of amortization related to the financing costs and $1.5 million of interest related to ticking fees associated with the Bridge Facility.  In May 2012, we finalized the financing for the SureWest acquisition and entered into a Senior Note offering (“Senior Notes”), effectively replacing our Bridge Facility. Interest expense in 2012 included $19.2 million of interest expense related to the Senior Notes.

In December 2012, we entered into a Second Amendment and Incremental Facility Agreement (the “Second Amendment”) to amend our term loan facility. Under the terms of the Second Amendment, we issued incremental term loans in the aggregate amount of $515.0 million and used the proceeds in part to pay off the outstanding term loan debt that was due to mature December 31, 2014.  As a result, we incurred a loss on the extinguishment of debt of $4.5 million related to the repayment of our outstanding term loan.

Investment income increased by $2.8 million during 2012 compared to 2011 primarily due to higher earnings from our wireless partnership interests.

Income Taxes

Income taxes decreased $13.4 million in 2012 compared to 2011.  Our effective rate was 18.9% for 2012 compared to 35.5% for 2011. The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes. These changes resulted in a net decrease of $1.1 million to our net state deferred tax liabilities and a corresponding decrease to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.8 million.

2011 versus 2010

Segment Results of Operations

Telephone Operations

			$	%
(In millions, except for percentages)	2011	2010	Change	Change
Revenue
Local calling services	$84.2	$91.0	$(6.8)	(7) %
Network access services	80.5	81.7	(1.2)	(1)
Subsidies	45.4	48.7	(3.3)	(7)
Long-distance services	15.9	18.0	(2.1)	(12)
Video, data and Internet services	83.0	76.1	6.9	9
Other services	33.6	34.1	(0.5)	(1)
Total operating revenue	342.6	349.6	(7.0)	(2)
Expenses
Cost of services and products	116.9	119.0	(2.1)	(2)
Selling, general and administrative costs	75.1	80.1	(5.0)	(6)
Financing and other transaction costs	2.6	-	2.6	100
Depreciation and amortization	87.9	86.3	1.6	2
Total operating expense	282.5	285.4	(2.9)	(1)
Income from operations	$60.1	$64.2	$(4.1)	(6)

Telephone Operations Operating Revenue

Local Calling Services

Local calling services revenue decreased $6.8 million in 2011 compared to 2010 primarily due to a 4% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to market forces and through our own competing VOIP product.

Network Access Services

Network access services revenue decreased $1.2 million in 2011 compared to 2010 primarily due to a decline in switched access minutes of use as a result of the decline in access lines. These decreases were partially offset by higher special access revenue.

Subsidies

Subsidy revenues decreased $3.3 million in 2011 compared to 2010 primarily as a result of a reduction in the amount of Federal Interstate High Cost Fund support we received, and to a lesser extent, a decrease in Federal interstate common line revenue.

Long-Distance Services

Long-distance services revenue decreased $2.1 million in 2011 compared to 2010 primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Video, Data and Internet Services

Video, data and Internet revenue increased $6.9 million in 2011 compared to 2010. The increase in revenue was due to the continued growth in data and video connections, which increased 7% and 18%, respectively, as of December 31, 2011 compared to 2010.

Other Services

Other services revenue decreased $0.5 million during 2011 compared to 2010.  The decrease in other services revenue was primarily due to a decline in directory publishing revenues, which was offset in part by an increase in transport services.

Telephone Operations Operating Expenses

Cost of Services and Products

Cost of services and products decreased $2.1 million during 2011 compared to 2010 as higher costs associated with video programming were offset by declines in network access costs, pension expense and labor costs due to a reduction in headcount.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $5.0 million during 2011 compared to 2010 primarily due to a decrease in employee labor and benefit expenses. In 2011, we completed a reorganization that resulted in a reduction in headcount and cost reductions gained through the implementation of operational efficiencies.  The decrease in selling, general and administrative costs was also due to lower pension and bad debt expenses as well as a decrease in rent expense due the renegotiated terms on our leases.

Debt refinancing costs

In 2011, we amended our credit agreement and incurred fees of $2.6 million, which were recognized as a financing cost during 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $1.6 million during 2011 compared to 2010 primarily due to an increase in lease expense related to our buildings.

Other Operations

			$	%
(In millions, except for percentages)	2011	2010	Change	Change
Revenue	$31.7	$33.8	$(2.1)	(6) %
Expenses
Cost of services and products	22.4	23.3	(0.9)	(4)
Selling, general and administrative costs	6.0	7.9	(1.9)	(24)
Depreciation and amortization	0.8	0.9	(0.1)	(11)
Total operating expense	29.2	32.1	(2.9)	(9)
Income from operations	$2.5	$1.7	$0.8	47

Other Operations Operating Revenue

Other Operations revenue decreased $2.1 million in 2011 compared to 2010.  In 2010, we sold our CMR and Operator Services business units, which accounted for $4.9 of the annual decline in revenues.  The decrease in revenues was offset in part from an increase in our prison systems business in the 2011.

Other Operations Operating Expenses

Other Operations operating expenses decreased $2.9 million in 2011 compared to 2010.  The decrease was primarily the result of cost savings realized through the sale of our CMR and Operator Services business units in 2010.

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $1.3 million in 2011 compared to 2010.  The decrease in interest in 2011 was due in part to the expiration of $200 million of fixed interest rate swaps as the fixed rates paid on the swaps were at a significantly higher rate than the rates we received in return, as well as lower overall interest rates in general.  Interest expense in 2010 benefited from the reversal of $1.4 million of interest expense related to uncertain tax positions for which the statute of limitations expired on September 15, 2010.  Had this reversal in 2010 not occurred, our 2011 interest expense would have shown a larger decrease when comparing 2011 to 2010.

Investment income increased by $1.6 million in 2011 compared to 2010.  The increase in the current year periods was due primarily to higher earnings from our wireless partnership interests and $0.6 million of net proceeds from a key-man life insurance policy.

Income Taxes

Income taxes increased $5.8 million in 2011 compared to 2010.  Our effective rate was 35.5% for 2011 and 21.3% for 2010.  During 2011 and 2010, we recorded a decrease of $0.3 million and a net decrease of $4.6 million to our unrecognized tax benefits, respectively, which reduced our tax expense by a corresponding amount.  The 2011 decrease related to the expiration of a federal statute of limitations and the 2010 net decrease included a $5.4 million decrease due to the expiration of a federal statute of limitations and an increase of $1.2 million related to 2009 state income tax filings with a corresponding $0.4 million of related federal deferred tax asset.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

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

The following tables are a reconciliation of net cash provided by operating activities to adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands, unaudited)	2012	2011	2010
Net cash provided by operating activities	$123,215	$129,504	$116,142
Adjustments:
Non-cash, stock-based compensation	(2,348)	(2,132)	(2,363)
Other adjustments, net	(11,340)	(11,010)	4,193
Changes in operating assets and liabilities	17,620	(635)	2,322
Interest expense, net	72,604	49,394	50,740
Income taxes	1,436	14,845	8,991
EBITDA	201,187	179,966	180,025

Adjustments to EBITDA:
Other, net (1)	(3,884)	(21,052)	(24,247)
Investment distributions (2)	29,217	28,410	27,479
Loss on extinguishment of debt	4,455	-	-
Impairment of intangible assets	2,923	-	-
Non-cash, stock-based compensation (3)	2,348	2,132	2,363
Adjusted EBITDA	$236,246	$189,456	$185,620

(1)

Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, transaction related costs including severance and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

(3)	Represents compensation expenses in connection with issuance of stock awards, which because of the non-cash nature of these expenses are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, and, if needed, from borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures, meet scheduled payments of long-term debt, make dividend payments and to invest in future business opportunities.

The following table summarizes our cash flows:

	Years Ended December 31,
	2012	2011	2010
Cash flows provided by (used in):

Operating activities:	$123,215	$129,504	$116,142

Investing activities	(468,559)	(40,801)	(41,817)

Financing activities	257,494	(50,653)	(49,429)

Increase (decrease) in cash and cash equivalents	$(87,850)	$38,050	$24,896

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $123.2 million in 2012, a decrease of $6.3 million as compared to 2011.  Cash provided by operating activities decreased as the additional cash flows provided by the addition of the SureWest operations were more than offset by payments of $12.6 million for transaction costs incurred related to acquisition of SureWest and an increase in interest payments of $16.5 million due to an increase in our outstanding debt.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $468.6 million during 2012 and consisted primarily of cash used for acquisitions, capital expenditures and investments.

Acquisition of SureWest

In 2012, we acquired 100% of the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  The purchase price consisted of cash and assumed debt of $385.3 million, net of cash acquired, and the issuance of shares of the Company’s common stock valued at $148.4 million. The cash portion of the purchase price and the funds required to repay SureWest’s outstanding debt was financed with the sale of $300.0 million in aggregate principal amount of 10.875% Senior Notes due 2020 (“Senior Notes”), as described below.  The Company also used cash on hand and approximately $35.0 million in borrowings from its revolving credit facility.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $77.1 million in 2012, an increase of $35.2 million compared to 2011.  The increase in capital expenditures was due to the addition of the SureWest operations, increased investment in business services and growth in residential customers.  We plan to continue our capital investment in business services in order to optimize new long-term revenue opportunities and support the growth in wireless backhaul services.  Capital expenditures for 2013 are expected to be $100.0 million to $110.0 million of which 62% is planned for success-based capital projects for residential and commercial initiatives.

Investments

In addition to our core business, we also derive a significant portion of our cash flow and earnings from investments in five wireless partnerships.  In 2012, we purchased an additional ownership interest in our equity investment of GTE Mobilnet of Texas RSA #17 Limited Partnership for $6.7 million which increased our ownership from 17.02% to 20.51%.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2012:

(In thousands)	Balance	Maturity Date	Rate(1)
Senior Notes, net of discount	$298,127	June 1, 2020	10.875%
Term loan 2	404,961	December 31, 2017	LIBOR plus 4.00%
Term loan 3, net of discount	509,912	December 31, 2018	LIBOR plus 4.00%
Capital leases	4,844	May 31, 2021	13.32% (2)
	$1,217,844

(1)             At December 31, 2012, the 1-month London Interbank Offered Rate (“LIBOR”) in effect on our borrowings was 0.22%.  The Term 3 loan is also subject to a 1.25% LIBOR floor.

(2)             Weighted-average rate.

Credit Facilities

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $914.9 million at December 31, 2012.  The credit facility also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans.  As of December 31, 2012 and 2011, no amounts were outstanding under the revolving credit facility. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

Our term loans under the credit facility, as amended, were issued in three separate tranches, resulting in different maturity dates and interest rate margins for each term loan.  Prior to being refinanced in December 2012, the first term loan (“Term 1”) consisted of an original aggregate principal amount of $470.9 million maturing on December 31, 2014 and had an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The Term 1 loan required quarterly principal payments of $1.2 million which began on March 31, 2012.  The second term loan (“Term 2”) consists of an original aggregate principal amount $409.1 million, matures on December 31, 2017 and currently has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan.  The Term 2 loan also requires $1.0 million in quarterly principal payments which began on March 31, 2012.

In December 2012, we entered into the Second Amendment to amend our credit agreement. Under the terms of the Second Amendment, we issued incremental term loans (“Term 3”) in the aggregate amount of $515.0 million, with a maturity date of December 31, 2018, and used the proceeds in part to repay the outstanding Term 1 loan debt of $467.4 and to repay the amounts outstanding under our revolving loan in the amount of $35.0 million.  The Term 3 loan requires quarterly principal payments of $1.3 million commencing March 31, 2013 and has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan subject to 1.25% LIBOR floor. The Term 3 loan contains an original issuance discount of $5.2 million, which will be amortized over the term of the loan.  In connection with entering into the Second Amendment, fees of $4.2 million were capitalized as deferred debt issuance costs.  We also incurred a loss on the extinguishment of debt of $4.5 million related to the repayment of our outstanding Term 1 loan during the year ended December 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2012, the borrowing margin for the next three month period ending March 31, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  During the year ended December 31, 2012, we borrowed $35.0 million of the revolving credit facility in connection with the acquisition of SureWest, which was repaid with the proceeds from the issuance of the incremental Term 3 loan in December 2012 as described above.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of December 31, 2012 and 2011.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.79% and 3.38% at December 31, 2012 and 2011, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2012, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the Senior Notes described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the quarter ended March 31, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash (as defined in our credit agreement) accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of dividends paid after July 27, 2005.  Based on the results of operations from October 1, 2005 through December 31, 2012, and after taking into consideration dividend payments (including the $15.4 million dividend declared in November 2012 and paid on February 1, 2013), we continue to have $192.8 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00.  As of December 31, 2012, our total net leverage ratio was 4.34:1.00, and our interest coverage ratio was 3.77:1.00.

Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”). The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the Unites States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act). The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries also fully and unconditionally guaranteed the Senior Notes.  On August 3, 2012, SureWest and its subsidiaries guaranteed the Senior Notes.  The net proceeds of the Senior Notes were used to finance the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020.  Interest is payable on the Senior Notes at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The indenture governing the Senior Notes contains customary covenants for high yield notes, which limits Consolidated Communications, Inc.’s and its restricted subsidiaries’ ability to:

•                  incur debt or issue certain preferred stock;

•                  pay dividends or make other distributions on capital stock or prepay subordinated indebtedness;

•                  purchase or redeem any equity interests;

•                  make investments;

•                  create liens;

•                  sell assets;

•                  enter into agreements that restrict dividends or other payments by restricted subsidiaries;

•                  consolidate, merger or transfer all or substantially all of its assets;

•                  engage in transactions with its affiliates; or

•                  enter into any sale and leaseback transactions.

Capital Leases

As of December 31, 2012, we had five capital leases, of which four expire in 2021 and one will expire in 2015.  As of December 31, 2012, the present value of the minimum remaining lease commitments was $4.8 million, of which $0.4 million was due and payable within the next twelve months.  The leases require total remaining rental payments of approximately $8.1 million over the remaining term of the leases.

Dividends

We paid $54.1 million and $46.3 million for dividend payments to shareholders during 2012 and 2011, respectively.  On March 1, 2013, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2013 to stockholders of record at the close of business on April 15, 2013.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	December 31,
(In thousands, except for ratio)	2012	2011
Cash and cash equivalents	$17,854	$105,704
Working capital (deficit)	(35,653)	76,660
Current ratio	0.75	1.90

Our net working capital position decreased $112.3 million at December 31, 2012 compared to December 31, 2011.  Our decreased working capital position in 2012 was principally the result of the decrease in cash and cash equivalents of $87.9 million primarily as a result of cash used to fund the acquisition of SureWest and the additional financing and transaction costs incurred related to the acquisition. The remainder of the decrease in our working capital position for 2012 was related to an increase in accounts payable and accrued expenses, which included accrued change-in-control payments to former members of the SureWest management team of $8.6 million and are expected to be paid during the six months ended June 30, 2013.

Our most significant use of funds in 2013 is expected to be for: (i) dividend payments of between $62.0 million and $64.0 million; (ii) interest payments on our indebtedness of between $80.0 million and $85.0 million and principal payments on debt of $9.2 million; (iii) capital expenditures of between $100.0 million and $110.0 million and (iv) pension and other post-retirement obligations of $14.0 million.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2012, we had approximately $2.9 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2012, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$9,240	$18,481	$402,990	$789,250	$1,219,961
Interest on long-term debt (1)	76,656	151,984	150,212	107,532	486,384
Interest rate swaps (2)	4,840	2,243	–	–	7,083
Capital leases	983	1,985	1,850	3,322	8,140
Operating leases	2,375	3,243	830	1,233	7,681
Unconditional purchase obligations:
Unrecorded (3)	18,764	19,628	18,000	–	56,392
Recorded (4)	47,786	–	–	–	47,786
Pension funding	13,992	–	–	–	13,992

(1)  Interest on long-term debt includes amounts due on fixed and variable rate debt.  As the rates on our variable debt are subject to change, the rates in effect at December 31, 2012 were used in determining our future interest obligations.

(2) Scheduled based on settlements estimated using yield curves in effect at December 31, 2012.

(3) Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined in by the contractual terms of the contracts.

(4) Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2012 and expected to be settled in cash.

Defined Benefit Pension Plans

As required, we contribute to qualified defined pension plans and non-qualified supplemental retirement plans (collectively the “Pension Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plans.  For 2012, the estimated long-term rate of return of Plan assets was 7.7%.  As of January 1, 2013, we estimate the long-term rate of return of Plan assets will be 8.0%. However, the significant decline in the equity markets precipitated by the credit crisis in recent years has negatively affected the value of our Pension Plan assets.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, as seen in recent years, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

Net pension and post-retirement costs were $4.6 million, $4.0 million and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We contributed $15.2 million and $9.5 million in 2012 and 2011, respectively to our pension plans and did not make a contribution in 2010. For our other post-retirement plans, we contributed $3.2 million and $3.6 million in 2012 and 2011, respectively. In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine minimum funding requirements from the effects of interest rate volatility, which is may reduce the Company’s minimum required pension contributions in the near-term. In 2013, we expect to make contributions totaling approximately $11.5 million to our pension plans and $2.5 million to our other post-retirement plans.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 for a more detailed discussion regarding our pension and other post-retirement plans.

Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. For example, tax laws in effect regarding accelerated or “bonus” depreciation for tax reporting resulted in less cash payments than the GAAP tax expense. Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense.

It is more likely than not that the benefit from approximately $1.5 million in federal NOL carryforwards that are subject to separate return limitation year restrictions will not be realized.  This loss carryover can only be used against consolidated taxable income to the extent of a single member’s contribution to consolidated taxable income.  The amount considered realizable, however, could be adjusted if estimates of future taxable income for the single member during the carryforward period are increased.

Historically, pre-tax earnings for financial reporting purposes have exceeded the amount of taxable income reported for income tax purposes. This has primarily occurred due to the acceleration of depreciation deductions for income tax reporting purposes.

Related Party Transactions

A portion of the Senior Notes was sold to certain accredited investors consisting of the Company’s Chairman of the BOD and certain other members of the BOD, including the Company’s Chief Executive Officer (collectively “related parties”). The related parties purchased $10.8 million of the Senior Notes on same terms available to other investors, except that the related parties were not entitled to registration rights. During 2012, the Company paid $0.6 million in interest in the aggregate to the related parties for the Senior Notes.

In December 2010, we entered into new lease agreements with LATEL for the occupancy of three building on a triple net lease basis with maturity date of May 31, 2021 which we accounted as capital leases.  Each of the three lease agreements have two five-year options to extend the terms of the lease after the expiration date. The Chairman of the Company, Richard A. Lumpkin, and his immediate family have a beneficial ownership interest of 70.7% in 2012 and 2011 of LATEL, directly or through Agracel, Inc. (“Agracel”). Agracel is real estate investment company of which Mr. Lumpkin, together with his family, have a beneficial interest of 41.3% in 2012 and 2011. Agracel is the sole managing member and 50% owner of LATEL. In addition, Mr. Lumpkin is a director of Agracel. The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases. The carrying value of the capital leases at December 31, 2012 and 2011 was approximately $3.8 million and $4.0 million, respectively.  In 2012 and 2011, we recognized $0.5 million in interest expense and $0.4 million and $0.1 million in amortization expense, respectively, related to the capitalized leases.

Regulatory Matters

An order adopted by the Federal Communications Commission (“FCC”) in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/Connect America Fund (“CAF”) and intercarrier compensation (“ICC”). The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband, which could be as early as July, 2013.  We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our 2012 network access revenues decreased approximately $972 thousand.  We anticipate network access revenues will continue to decline as a result of the Order through 2018 and could be as much as $1.9 million, $805 thousand, $936 thousand, $1.0 million, $2.5 million and $618 thousand in 2013, 2014, 2015, 2016, 2017 and 2018, respectively.

Critical Accounting Estimates

Our significant accounting policies and estimates are discussed in the Notes to our Consolidated Financial Statements.  We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are affected by management’s application of our accounting policies.  Our judgments are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources.  However, because future events and the related effects cannot be determined with certainty, actual results may differ from our estimates and assumptions and such differences could be material.  Management believes that the following accounting estimates are the most critical to understanding and evaluating our reported financial results.

Indefinite-Lived Intangibles Assets

Goodwill and tradenames are intangible assets that are not subject to amortization and are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We evaluate the carrying value of our indefinite-lived assets, tradenames and goodwill, as of November 30 of each year.

Goodwill

As discussed more fully in Note 1, goodwill is not amortized but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment, for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary. In 2012, we adopted Accounting Standards Update No. 2011-08 — Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, that allows an entity to consider qualitative indicators to determine if the current two-step test is necessary.  Under the provisions of the amended guidance, the step-one test of estimating the fair value of a reporting unit is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit. A company is permitted to skip the qualitative assessment at its election, and proceed to Step 1 of the quantitative test, which we choose to do in 2012.

Functional management within the organization evaluates the operations of the Telephone Operations segment on a consolidated basis rather than at a geographic level or on any other component basis.  In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units.  The operations of our Illinois, Texas, Pennsylvania, California, Kansas and Missouri properties share network operations monitoring call routing and research and development costs.  The operations of our Illinois, Texas and Pennsylvania properties share remittance, customer service and billing systems.  We are in the process of integrating the California, Kansas and Missouri cash remittance, customer service and billing system into the systems and process used by the Illinois, Texas and Pennsylvania properties, which is expected to be completed by June 30, 2014.  All of the properties are managed at a functional level.  In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory, and all of the networks provide redundancy.  As a result the Telephone Operations of our Illinois, Texas and Pennsylvania, California territories and our Pennsylvania, California, Kansas and Missouri CLEC operations are included in a single reporting unit, Telephone Operations (“TORU”).

The only reporting units in the Other Operations segment that had a goodwill intangible balance as of our valuation date were our Prison Services and Business Systems entities.

At our November 30, 2012 assessment date, the carrying value of goodwill allocated to TORU, Prison Services and Business Systems was $605.0 million, $0.2 million and $0.8 million, respectively.

Telephone Operations Reporting Unit

The estimated fair value of the TORU is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. The market-based approaches used in the valuation effort includes the publicly-traded market capitalization, guideline public companies, and guideline transaction methods.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the TORU.  Key assumptions used in the DCF model include the following:

•

cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);

•	7.6% weighted average cost of capital based on comparable public companies and adjusting for risks unique to the TORU and the cash flow assumptions utilized in the analysis; and

•	2.0% terminal growth rate.

At November 30, 2012 the fair value of the TORU’s total equity was estimated at approximately $806.0 million on a control basis, and the associated carrying value of its equity was $156.7 million. For all valuation methods used, TORU’s fair value of equity exceeds its carrying value.  The use of different estimates or assumptions in the DCF model could result in a different fair value conclusion. As a sensitivity calculation, if the discount rate in our DCF model was increased 1.0 percentage point from 7.6% to 8.6%, the fair value would decrease from approximately $806.0 million to approximately $702.7 million, which would not result in an impairment of goodwill recorded at the TORU, assuming there are no changes to the market-based approaches used in the valuation. Assuming the discount rate in our DCF model was increased 2.0 percentage points, the terminal growth rate decreased by 1.0 percentage point, and each of the market-based valuation approaches decreased in value by 5%, the fair value of approximately $806.0 million would decrease by approximately $238.4 million to approximately $567.5 million, which would not result in an impairment of goodwill recorded at the TORU. As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions. Negative changes relating to the Telephone Operations could result in potential impairment of goodwill recorded at the TORU.  Changes in the overall weighting of the DCF model and the market-based approach valuation models may also impact the resulting fair value and could result in potential impairment of goodwill recorded at the TORU.

Prison Services Reporting Unit

We used a DCF model to estimate the fair value of the Prison Services reporting unit’s total equity on a control basis as of November 30, 2012. The DCF model and the determination of the reporting units fair value was negatively impacted by the cancellation of the state of Illinois Prison Services contract which is expected to be fully terminated during the year ending December 31, 2013.  Based on this analysis, the carrying value of the Prison Services reporting unit exceeded its fair value indicating that a potential impairment of goodwill may exist.

The second step of the goodwill impairment testing compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value. Based on this analysis, we determined that the implied fair value of the Prison Services reporting unit’s goodwill was reasonably estimated at approximately zero as of November 30, 2012, and that the carrying value of approximately $0.2 million was fully impaired. We therefore recorded an impairment charge of $0.2 million during the quarter ended December 31, 2012 related to the Prison Services reporting unit’s goodwill amount, resulting in a zero goodwill balance for the Prison Services reporting unit as of December 31, 2012.

Business Systems Reporting Unit

We used a DCF model to estimate the fair value of the Business Systems reporting unit’s total equity on a control basis as of November 30, 2012. The DCF model forecasted break-even operating results which negatively impacted the estimated fair value. Based on this analysis, the carrying value of the Business Systems reporting unit exceeded its fair value indicating that a potential impairment of goodwill may exist.

The second step of the goodwill impairment testing compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value. Based on this analysis, we determined that the implied fair value of the Business Systems reporting unit’s goodwill was reasonably estimated at approximately zero as of November 30, 2012, and that the carrying value of approximately $0.8 million was fully impaired. We therefore recorded an impairment charge of $0.8 million during the quarter ended December 31, 2012 related to the Business Systems reporting unit’s goodwill amount.

The cumulative impact of the goodwill impairment charges for the Prison Services and Business Systems reporting units which totaled $1.0 million reduces the goodwill balance for the Other Operations segment as of December 31, 2012 to zero.

Tradenames

As discussed more fully in Note 1, tradenames are not amortized but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment, for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary. We estimate the fair value of our tradenames using DCFs based on a relief from royalty method.  If the fair value of our tradenames was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the tradename. In accordance with Accounting Codification Standard 350 Intangibles – Goodwill and Other (“ASC 350”) separately recorded indefinite-lived intangible assets, whether acquired or internally developed, shall be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. An indefinite-lived intangible asset may need to be removed from the accounting unit if it is disposed of, the accounting unit is reconsidered or one or more of the separate indefinite-lived intangible asset(s) within the accounting unit is now considered finite-lived rather than indefinite-lived. We perform our impairment testing of our tradenames as single units of accounting based on their use in the reporting units, TORU, Prison Services and Business Systems.

The carrying value of the TORU tradenames was $11.5 million and $10.6 million at December 31, 2012 and 2011, respectively.  For the years ended December 31, 2012 and 2011, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradenames included in the TORU.

The carrying value of the tradenames associated with the Prison Services and Business Systems reporting units included in the Other Operations segment had an aggregate carrying value of $1.8 million as of December 31, 2011.  We performed our annual impairment test of the tradenames associated with the Prison Services and Business Systems using a DCF methodology based on a relief from royalty method.  The DCF models were negatively impacted by the cancellation of the state of Illinois Prison Services contract, which is expected to be fully terminated during the year ending December 31, 2013 and forecasted break-even operating results of the Business Systems. Based on the relief from royalty method we determined that the tradenames associated the Prison Services and Business Systems reporting unit’s carrying value exceeded the estimated fair value and were impaired.  During the quarter ended December 31, 2012, we recorded an impairment charge of $1.8 million to write off the tradenames associated with the Prison Services and Business Systems reporting units included in the Other Operations segment.

Revenue recognition

We recognize certain revenues pursuant to various cost recovery programs from federal and state USF and from revenue sharing arrangements with other local exchange carriers administered by the National Exchange Carrier Association.  Revenues are calculated based on our estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment.  Non-financial data estimates are also utilized including projected demand usage and detailed network information.  We must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction.  These estimates are finalized in future periods as actual data becomes available to complete the separation studies.  We have historically collected revenues recognized through these programs; however, adjustments to estimated revenues in future periods are possible.  These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in allowable rates of return and the determination of recoverable costs, or decreases in the availability of funds in the programs due to increased participation by other carriers.

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

Income taxes

Our current and deferred income taxes and associated valuation allowances are impacted by events and transactions arising in the normal course of business as well as in connection with the adoption of new accounting standards, acquisitions of businesses and non-recurring items.  Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments.  Actual amounts may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.  We account for tax benefits taken or expected to be taken in our tax returns in accordance with the accounting guidance applicable for uncertainty in income taxes, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return.

Pension and postretirement benefits

The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.

We make significant assumptions in regards to our pension and postretirement plans, including the expected long-term rate of return on plan assets and the discount rate used to value the periodic pension expense and liabilities.  Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at 55% -65% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 7.7% and 7.5% in 2012 and 2011, respectively.  As of January 1, 2013, we estimate the long-term rate of return of pension plan assets will be 8.0%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations.  For our 2012 and 2011 projected benefit obligations, we used a weighted-average discount rate of 4.20% and 5.35%, respectively, for our pension plans and 3.90% and 5.22%, respectively, for our other postretirement plans. A one percentage-point increase or decrease in the discount rate would have the following effects on net periodic benefit cost:

1-Percentage-	1-Percentage-
Point Increase	Point Decrease

$(811)	$892

Accounting for the SureWest Acquisition

Acquisitions of businesses are accounted for using the purchase method of accounting.  The purchase method of accounting requires that the purchase price paid for an acquisition be allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective date of the acquisition, with the excess of the purchase price over the net assets acquired being recorded as goodwill.  These estimates are revised during the allocation period, not to exceed one year from the date of acquisition, when the information necessary to finalize the fair value estimates is received and analyzed, or if information regarding contingencies becomes available to further define the quantify of the assets and liabilities acquired. Our consolidated financial statements include the operating results of SureWest from the date of the acquisition, July 2, 2012, and are not retroactively restated to include the historical position or the results of operations of SureWest.

We have not yet completed the valuation of all the assets and liabilities assumed in the SureWest acquisition.  Adjustments, if necessary during the allocation period, will be reflected as adjustments to the acquired opening balance sheet and could impact our reported results. If we are unable to complete the purchase accounting relating the SureWest acquisition prior to the end of the allocation period, any required adjustment to the estimated fair values would be reflected in our consolidated statement of income.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Business Description & Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included in this report in Item 8, Part II “Financial Statements and Supplementary Data”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not hedged through the interest rate swap agreements.

As of December 31, 2012, the interest rate on approximately $284.9 million of our floating rate debt was not fixed through the use of interest rate swaps, thereby subjecting this portion of our debt to potential changes in interest rates.  Based on variable rate debt outstanding at December 31, 2012, if market interest rates changed by 1.0%, annual interest expense would have increased or decreased by approximately $2.8 million.

As of December 31, 2012, the fair value of our interest rate swap agreements amounted to a net liability of $7.1 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $7.9 million at December 31, 2012.

On December 4, 2012, $660,000 million notional interest rate swaps designated as a cash flow hedge were de-designated in connection with the amendment to our credit agreement.  Prior to the de-designation, the effective portion of the change in fair value of these interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  On December 31, 2012, $200,000 million notional interest rate swap agreements expired and the remainder will expire on March 31, 2013.  Subsequent to December 4, 2012, changes in fair value of the de-designated swaps are recognized in earnings.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-62 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2012.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2012.

Our assessment of the internal control structure excluded SureWest, which was acquired on July 2, 2012.  The SureWest results since July 2, 2012 are included in our consolidated results.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SureWest Communications, which is included in our 2012 consolidated financial statements and constituted $725.1 million and $552.3 million of total and net assets, respectively, as of December 31, 2012 and $133.1 million and $2.5 million of revenues and net income, respectively, for the year then ended.  Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

We acquired SureWest on July 2, 2012.  The SureWest results since July 2, 2012 are included in our consolidated results.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SureWest Communications, which is included in our 2012 consolidated financial statements and constituted $725.1 million and $552.3 million of total and net assets, respectively, as of December 31, 2012 and $133.1 million and $2.5 million of revenues and net income, respectively, for the year then ended.  As the acquisition occurred during the last twelve months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include SureWest.  This exclusion is in accordance with the Securities Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

The effectiveness of internal control on financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SureWest Communications Inc., which is included in the 2012 consolidated financial statements of Consolidated Communications Holdings Inc. and subsidiaries and constituted $725.1 million and $552.3 million of total and net assets, respectively, as of December 31, 2012 and $133.1 million and $2.5 million of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Consolidated Communications Holdings Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of SureWest Communications Inc.

In our opinion, Consolidated Communications Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in Shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 12, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 12, 2013

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors adopted a Code of Business Conduct and Ethics (“the code”) that applies to all of our employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer.  A copy of the code is posted on our investor relations website at www.Consolidated.com.  Information contained on the website in not incorporated by reference in, or considered to be a part of, this document.

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2012.

Item 11.  Executive Compensation

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2012.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2012.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)     (1)   All Financial Statements

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2012

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Pennsylvania RSA No. 6 (II) Limited Partnership Balance Sheets - As of December 31, 2012 and 2011

Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Operations – Years Ended December 31, 2012, 2011 and 2010

Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Changes in Partners’ Capital – Years Ended December 31, 2012, 2011 and 2010

Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Cash Flows – Years Ended December 31, 2012, 2011 and 2010

Pennsylvania RSA No. 6 (II) Limited Partnership - Notes to Financial Statements

(2)   Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

(3)   Exhibits

The exhibits listed below on the accompanying Index to Exhibits are filed or furnished as part of this report.

Exhibit No.	Description
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

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 3, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 4, 2011)

3.3	Form of Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

4.2

Indenture, dated as of May 30, 2012, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance Co. (“CCFC”)) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 30, 2012)

4.3

First Supplemental Indenture, dated as of July 2, 2012, among the Company, CCI, Consolidated Communications Enterprise Services, Inc. (“CCES”), Consolidated Communications Services Company (“CCSC”), Consolidated Communications of Fort Bend Company (“CCFBC”), Consolidated Communications of Texas Company (“CCTC”), and Consolidated Communications of Pennsylvania Company, LLC (“CCPC”), and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2012)

4.4

Second Supplemental Indenture, dated as of August 3, 2012, among SureWest Communications, SureWest Long Distance, SureWest Communications, Inc., SureWest Broadband, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Telephone, SureWest Kansas Holdings, Inc., SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC, SureWest Kansas Purchasing, LLC and SureWest Fiber Ventures LLC (collectively, the “SureWest Subsidiaries”), CCI, and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K dated August 3, 2012)

4.5	Form of 10.875% Senior Note due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2012)

4.6	Registration Rights Agreement, dated as of May 30, 2012, between CCFC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated May 30, 2012)

4.7

Joinder to Registration Rights Agreement, dated as of July 2, 2012, by the Company, CCI, CCES, CCSC, CCFBC, CCTC, and CCPC (incorporated by reference to our Current Report on Form 8-K dated June 29, 2012)

4.8	Joinder to Registration Rights Agreement, dated as of August 3, 2012, by each of the SureWest Subsidiaries (incorporated by reference to our Current Report on Form 8-K dated August 3, 2012)

4.9

Joinder Agreement, dated as of August 3, 2012, among each of the SureWest Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to our Current Report on Form 8-K dated August 3, 2012)

10.1

Amendment Agreement dated June 8, 2011 among the Company, the subsidiaries of the Company named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 13, 2011)

10.2

Amended and Restated Credit Agreement, dated June 8, 2011, among the Company, as Parent Guarantor, CCI, as Borrower, the lenders referred to therein, Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender, CoBank, ACB, as syndication agent, General Electric Capital Corporation, as documentation agent, The Royal Bank of Scotland PLC, as documentation agent, and Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 13, 2011), as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of February 17, 2012, by and among the Company, CCI, the Subsidiary Loan Parties identified therein, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 17, 2012), as amended by the Second Amendment and Incremental Facility Agreement, dated as of December 4, 2012, by and among the Company, CCI, the Subsidiary Loan Parties identified therein, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and certain other lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 4, 2012)

10.3

Revolving Extension Agreement, dated July 7, 2011, among the Company, CCCI, the Revolving-1 Lenders referred therein and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as administrative agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

10.4

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.5

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.6

Letter Agreement, dated March 31, 2008, by Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), and agreed to and acknowledged by the Company, CCI, Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 31, 2008)

10.7

Letter Agreement dated August 6, 2008 by Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), and agreed to and acknowledged by the Company, CCI, Consolidated Communications Acquisition Texas, Inc. and North Pittsburgh Systems, Inc. (formerly known as Fort Pitt Acquisition Sub Inc.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.8

Lease Agreement, dated December 31, 2002, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.12 to Form S-4 dated October 26, 2004, file no. 333-119968)

10.9

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2010)

10.10

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 22, 2010)

10.11

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 22, 2010)

10.12

Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company (incorporated by reference to Exhibit 10.13 to Form S-4 dated October 26, 2004, file no. 333-119968)

10.13

Amendment No. 1 to Master Lease Agreement, dated February 25, 2002, between General Electric Capital Corporation and TXU Communications Ventures Company, dated March 18, 2002 (incorporated by reference to Exhibit 10.14 to Form S-4 dated October 26, 2004, file no. 333-119968)

10.14

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

10.15**

Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (As Amended and Restated Effective May 4, 2010) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 10, 2010)

10.16**	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.17**	Form of Employment Security Agreement with Robert J. Currey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 4, 2009)

10.18**	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)

10.19**

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.20**	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.21**	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.22**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.23**

Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.24**	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.25**	Separation Agreement dated May 3, 2011 between the Company and Joseph R. Dively (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 4, 2011)

10.26

Commitment Letter, dated February 5, 2012, from Morgan Stanley Senior Funding, Inc. and agreed to and accepted by CCI (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2012)

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

101***

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted. The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**Compensatory plan or arrangement.

***Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Mattoon, Illinois on March 12, 2013.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

By:	/s/ ROBERT J. CURREY
Robert J. Currey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ ROBERT J. CURREY	President and Chief Executive	March 12, 2013
	Robert J. Currey	Officer and Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Senior Vice President and	March 12, 2013
	Steven L. Childers	Chief Financial Officer (Principal
Financial and Accounting Officer)

By:	/s/ RICHARD A. LUMPKIN	Chairman of the Board	March 12, 2013
	Richard A. Lumpkin	and Director

By:	/s/ ROGER H. MOORE	Director	March 12, 2013
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	March 12, 2013
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	March 12, 2013
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	March 12, 2013
Thomas A. Gerke

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 12, 2013

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Net revenues	$503,457	$374,263	$383,366

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	193,743	139,264	142,302
Selling, general and administrative expenses	111,617	81,050	88,025
Financing and other transaction costs	20,800	2,649	-
Impairment of intangible assets	2,923	-	-
Depreciation and amortization	120,976	88,745	87,142
Operating income	53,398	62,555	65,897

Other income (expense):
Interest expense, net of interest income	(72,604)	(49,394)	(50,740)
Loss on extinguishment of debt	(4,455)	-	-
Investment income	30,667	27,843	27,744
Other, net	601	823	(758)
Income before income taxes	7,607	41,827	42,143

Income tax expense	1,436	14,845	8,991

Net income	6,171	26,982	33,152
Less: net income attributable to noncontrolling interest	531	572	557
Net income attributable to common shareholders	$5,640	$26,410	$32,595

Net income per common share - basic and diluted	$0.15	$0.88	$1.09

Dividends declared per common share	$1.55	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$6,171	$26,982	$33,152
Change in prior service cost and net actuarial loss, net of tax benefit (expense) of $8,159, $8,434 and $(948) in 2012, 2011 and 2010, respectively	(12,929)	(13,959)	1,572

Change in fair value of cash flow hedges, net of tax expense of $3,055, $4,434 and $1,430 in 2012, 2011 and 2010, respectively	4,978	7,597	2,497
Comprehensive income (loss)	(1,780)	20,620	37,221
Less: comprehensive income attributable to noncontrolling interest	531	572	557

Total comprehensive income (loss) attributable to common shareholders	$(2,311)	$20,048	$36,664

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$17,854	$105,704
Accounts receivable, net of allowance for doubtful accounts	58,582	35,492
Income tax receivable	11,819	8,988
Deferred income taxes	9,000	4,825
Prepaid expenses and other current assets	11,269	6,941
Total current assets	108,524	161,950

Property, plant and equipment, net	908,236	338,426
Investments	109,750	98,069
Goodwill	604,988	520,562
Other intangible assets	49,530	70,158
Deferred debt issuance costs, net and other assets	13,800	4,904
Total assets	$1,794,828	$1,194,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,162	$6,651
Advance billings and customer deposits	28,592	20,324
Dividends payable	15,463	11,571
Accrued compensation	21,968	12,814
Accrued expense	46,232	21,358
Current portion of long-term debt and capital lease obligations	9,596	8,992
Current portion of derivative liability	3,164	3,580
Total current liabilities	144,177	85,290

Long-term debt and capital lease obligations	1,208,248	875,719
Deferred income taxes	138,842	77,327
Pension and other postretirement obligations	156,710	93,754
Other long-term liabilities	10,746	14,167
Total liabilities	1,658,723	1,146,257

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 39,877,998 and 29,869,512, shares outstanding as of December 31, 2012 and 2011, respectively	399	299
Additional paid-in capital	177,315	79,852
Retained earnings	-	-
Accumulated other comprehensive loss, net	(45,784)	(37,833)
Noncontrolling interest	4,175	5,494
Total shareholders’ equity	136,105	47,812
Total liabilities and shareholders’ equity	$1,794,828	$1,194,069

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss, net	Non- controlling Interest	Total

Balance at January 1, 2010	29,609	$296	$109,746	$–	$(35,540)	$6,215	$80,717
Cash dividends on common stock	–	–	(13,584)	(32,595)	–	–	(46,179)
Shares issued under employee plan, net of forfeitures	208	2	–	–	–	–	2
Non-cash, stock-based compensation	–	–	2,363	–	–	–	2,363
Purchase and retirement of common stock	(54)	–	(1,001)	–	–	–	(1,001)
Tax on restricted stock vesting	–	–	602	–	–	–	602
Distributions to non-controlling interests	–	–	–	–	–	(1,850)	(1,850)
Other comprehensive income (loss)	–	–	–	–	4,069	–	4,069
Net income	–	–	–	32,595	–	557	33,152
Balance at December 31, 2010	29,763	$298	$98,126	$–	$(31,471)	$4,922	$71,875
Cash dividends on common stock	–	–	(19,938)	(26,410)	–	–	(46,348)
Shares issued under employee plan, net of forfeitures	145	1	–	–	–	–	1
Non-cash, stock-based compensation	–	–	2,132	–	–	–	2,132
Purchase and retirement of common stock	(39)	–	(726)	–	–	–	(726)
Tax on restricted stock vesting	–	–	258	–	–	–	258
Other comprehensive income (loss)	–	–	–	–	(6,362)	–	(6,362)
Net income	–	–	–	26,410	–	572	26,982
Balance at December 31, 2011	29,870	$299	$79,852	$–	$(37,833)	$5,494	$47,812
Cash dividends on common stock	–	–	(52,352)	(5,640)	–	–	(57,992)
Shares issued upon acquisition of SureWest	9,966	100	148,293	–	–	–	148,393
Shares issued under employee plan, net of forfeitures	79	–	–	–	–	–	–
Non-cash, stock-based compensation	–	–	2,348	–	–	–	2,348
Purchase and retirement of common stock	(37)	–	(559)	–	–	–	(559)
Tax on restricted stock vesting	–	–	47	–	–	–	47
Distributions to non-controlling interests	–	–	–	–	–	(1,850)	(1,850)
Other comprehensive income (loss)	–	–	–	–	(7,951)	–	(7,951)
Other	–	–	(314)	–	–	–	(314)
Net income	–	–	–	5,640	–	531	6,171
Balance at December 31, 2012	39,878	$399	$177,315	$–	$(45,784)	$4,175	$136,105

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$6,171	$26,982	$33,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,976	88,745	87,142
Impairment of intangible assets	2,923	–	–
Deferred income taxes	(757)	8,546	(2,390)
Cash distributions from wireless partnerships in excess of/(less than) current earnings	(1,309)	945	16
Stock-based compensation expense	2,348	2,132	2,363
Amortization of deferred financing costs	6,360	1,411	1,293
Loss on extinguishment of debt	4,455	–	–
Other, net	(332)	108	(3,112)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,512)	6,520	113
Income tax receivable	(2,846)	(2,498)	(3,699)
Other assets	(803)	421	317
Accounts payable	4,504	2,179	(2,501)
Accrued expenses and other liabilities	(16,963)	(5,987)	3,448
Net cash provided by operating activities	123,215	129,504	116,142

Cash flows from investing activities:
Business acquisition, net of cash acquired	(385,346)	–	–
Purchases of property, plant and equipment, net	(77,095)	(41,913)	(42,917)
Purchase of investments	(6,728)	–	–
Proceeds from sale of assets	924	840	1,065
Other	(314)	272	35
Net cash used for investing activities	(468,559)	(40,801)	(41,817)

Cash flows from financing activities:
Proceeds on bond offering	298,035	–	–
Proceeds from issuance of long-term debt	544,850	–	–
Payment of capital lease obligation	(228)	(149)	(399)
Payment on long-term debt	(510,038)	–	–
Payment of financing costs	(18,616)	(3,471)	–
Distributions to noncontrolling interest	(1,850)	–	(1,850)
Repurchase and retirement of common stock	(559)	(726)	(1,001)
Dividends on common stock	(54,100)	(46,307)	(46,179)
Net cash provided by (used in) financing activities	257,494	(50,653)	(49,429)

(Decrease)/increase in cash and cash equivalents	(87,850)	38,050	24,896

Cash and cash equivalents at beginning of period	105,704	67,654	42,758

Cash and cash equivalents at end of period	$17,854	$105,704	$67,654

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.              BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communications services to residential and business customers in Illinois, Texas, Pennsylvania, California, Kansas and Missouri. We classify our operations into two reportable segments: Telephone Operations and Other Operations.

Our Telephone Operations segment primarily consists of the delivery of a wide range of telecommunications services to residential and business customers. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  As of December 31, 2012, we had approximately 269 thousand access lines, 130 thousand voice connections, 248 thousand data and Internet connections and 106 thousand video connections.

Our Other Operations segment consists primarily of two non-core businesses, including telephone services to correctional facilities (“prison services”) and equipment sales. See the “Recent Business Developments” section below for information regarding our prison services business.

We completed the acquisition of SureWest Communications on July 2, 2012.  SureWest Communications results of operations are included within our results following the acquisition date.  For a more complete discussion of the transaction, refer to Note 3.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) revenue recognition (Note 1), (iii) derivatives (Notes 1 and 7), (iv) the determination of deferred tax asset and liability balances (Notes 1 and 10), (v) pension plan and other post-retirement costs and obligations (Notes 1 and 9) and (vi) accounting for the SureWest acquisition (Note 3).  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

We currently provide telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace us as the provider of those services with a competitor. We have challenged our competitors bid and the State’s decision to accept that bid in a variety of different forums. Although we will continue to seek legal recourse to the State’s decision, our business plans and projections assume that our contract with the State of Illinois will end during 2013.  All related assets have been assessed for recoverability in light of this change. During 2012, the prison services contract comprised 82% of the operating revenues in our Other Operations segment, 5% of consolidated operating revenues and approximately 2% of consolidated operating income, excluding financing and other transaction fees.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds. The carrying amounts of our cash equivalents approximate their fair value.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses, which result from the inability of our customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management’s best estimates of current bad debt exposures. We perform ongoing credit evaluations of our customers’ financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. The following table summarizes the activity in our accounts receivable allowance account for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,

(In thousands)	2012	2011	2010
Balance at beginning of year	$2,547	$2,694	$1,796
Provision charged to expense	5,615	4,104	5,963
Write-offs, less recoveries	(4,137)	(4,251)	(5,065)
Balance at end of year	$4,025	$2,547	$2,694

Investments

If we have the ability to exercise significant influence over the operations and financial policies of an affiliated company, the investment in the affiliated company is accounted for using the equity method.  If we do not have control and also cannot exercise significant influence, the investment in the affiliated company is accounted for using the cost method.

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other than temporary.  If we believe the decline is other than temporary, we evaluate the financial performance of the business and compare the carrying value of the investment to quoted market prices (if available) or the fair value of similar investments.  In certain circumstances, fair value is based on traditional valuation models utilizing a multiple of cash flows.  If an investment is deemed to have experienced an impairment, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment.  For cost method investments, we record the impairment to investment income (loss), net.  For our equity method investments, we record the impairment to other income (expense).

Fair Value of Financial Instruments

We account for certain assets and liabilities at fair value.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A financial asset or liability’s classification within a three-tiered value hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy prioritizes the inputs to valuation techniques into three broad levels in order to maximize the use of observable inputs and minimize the use of unobservable inputs.  The levels of the fair value hierarchy are as follows:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs that reflect quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets and inputs other than quoted prices that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs which are supported by little or no market activity.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  We capitalize additions and substantial improvements and expense repairs and maintenance costs as incurred.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

We capitalize the cost of internal-use network and non-network software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use network and non-network software.

Property, plant and equipment consisted of the following as of December 31, 2012 and 2011:

(In thousands)	December 31, 2012	December 31, 2011	Estimated Useful Lives
Land and buildings	$94,929	$66,704	18-40 years
Network and outside plant facilities	1,469,418	897,140	3-50 years
Furniture, fixtures and equipment	95,710	73,185	3-15 years
Assets under capital lease	10,375	10,014	11 years
Total plant in service	1,670,432	1,047,043
Less: accumulated depreciation and amortization	(785,502)	(721,527)
Plant in service	884,930	325,516
Construction in progress	12,922	6,530
Construction inventory	10,384	6,380
Totals	$908,236	$338,426

Construction inventory, which is stated at weighted average cost, consists primarily of network construction materials and supplies that when issued are predominately capitalized as part of new customer installations and the construction of the network.

We record depreciation using the straight line method over estimated useful lives using either the group or unit method. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of our strategic operating plan on our network infrastructure. The group method is used for depreciable assets dedicated to providing regulated telecommunication services, including the majority of the network and outside plant facilities.  A depreciation rate for each asset group is developed based on the average useful life of the group.  The group method requires periodic revision of depreciation rates.  When an individual asset is sold or retired, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss.

The unit method is primarily used for buildings, furniture, fixtures and other support assets. Each asset is depreciated on the straight-line basis over its estimated useful life.  When an individual asset is sold or retired, the cost basis of the asset and related accumulated depreciation are removed from the accounts and any associated gain or loss is recognized.

Depreciation and amortization expense was $98.6 million, $66.6 million and $65.0 million in 2012, 2011 and 2010, respectively.  Amortization of assets under capital leases is included in depreciation and amortization expense.

We evaluate the recoverability of our property, plant and equipment whenever events or substantive changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset group.

Intangible Assets

Indefinite-Lived Intangibles

Goodwill and tradenames are evaluated for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We evaluate the carrying value of our indefinite-lived assets, tradenames and goodwill, as of November 30 of each year.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Tradenames

Our most valuable tradename is the federally registered mark CONSOLIDATED, which is used in association with our telephone communication services and is a design of interlocking circles.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  With the acquisition of SureWest on July 2, 2012, we also own the tradenames associated with SureWest.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name, except for the SureWest business units.  We do not amortize our tradenames, as we have determined that they have an indefinite life.  If facts and circumstances change relating to a tradenames continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  We estimate the fair value of our tradenames using discounted cash flows (“DCF”) based on a relief from royalty method.  If the fair value of our tradenames was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We perform our impairment testing of our tradenames as single units of accounting based on their use in the reporting units, Telephone Operations reporting unit (“TORU”), Prison Services and Business Systems.

The carrying value of the TORU tradenames was $11.5 million and $10.6 million at December 31, 2012 and 2011, respectively.  For the years ended December 31, 2012 and 2011, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradenames included in the TORU.

The tradenames associated with the Prison Services and Business Systems reporting units included in the Other Operations segment had a carrying value of $1.8 million as of December 31, 2011.  We performed our annual impairment test of the tradenames associated with the Prison Services and Business Systems as of November 30, 2012 using a DCF based on a relief from royalty method.  The DCF models were negatively impacted by the cancellation of the state of Illinois Prison Services contract, which is expected to be fully terminated during the year ending December 31, 2013 and forecasted break-even operating results of Business Systems. Based on the relief from royalty method we determined that the carrying value the tradenames associated with the Prison Services and Business Systems exceeded the estimated fair value and were impaired.  During the quarter ended December 31, 2012, we recorded an impairment charge of $1.8 million to write off the tradenames associated with the Prison Services and Business Systems reporting units included in the Other Operations segment.

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.  As noted above, goodwill is not amortized but instead evaluated annually for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary. In 2012, we adopted an Accounting Standards Update No. 2011-08 – Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, that allows an entity to consider qualitative indicators to determine if the current two-step test is necessary.  Under the provisions of the amended guidance, the step-one test of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit. A company is permitted to skip the qualitative assessment at its election, and proceed to Step 1 of the quantitative test, which we chose to do in 2012. In the first step of the impairment test, the fair value of each of our two reporting units is compared to its carrying amount, including goodwill.

The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a DCF model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. We use a weighting of the results derived from the valuation approaches to estimate the fair value of the TORU.  We used a DCF model to estimate the fair value of the Prison Services and Business Systems reporting units.  The fair value of the TORU exceeded the carrying value at December 31, 2012.  For the Prison Services and Business Systems reporting units, the carrying values exceeded the fair value indicating a potential impairment existed.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss.  In measuring the fair value of our reporting units as previously described, we consider the combined carrying and fair values of our reporting units in relation to our overall enterprise value, measured as the publicly traded stock price multiplied by the fully diluted shares outstanding plus the value of outstanding debt.  Our reporting unit fair value models are consistent with a range in value indicated by both the preceding three month average stock price and the stock price on the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value.  We determined that the based on the allocation of the fair value of the reporting unit to assets and liabilities in second step of the impairment testing that the goodwill recorded at the Prison Services and Business Systems reporting units included in the Other Operations segment were impaired and recorded an impairment charge of $1.0 million during the quarter ended December 31, 2012.

The following table summarizes the carrying amount of goodwill recorded for the Telephone Operations and Other Operations segments at December 31, 2012 and 2011:

(In thousands)	2012	2011
Telephone operations	$604,988	$519,542
Other operations	–	1,020
Total	$604,988	$520,562

Finite-Lived Intangible Assets

Customer Lists

Finite lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services. Customer lists are amortized on a straight-line basis over their estimated useful lives (ranging from 3 to 13 years) based upon our historical experience with customer attrition.  In accordance with the applicable guidance relating to the impairment or disposal of long-lived assets, we evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized. In 2012, we removed the fully amortized customer list balances of $0.2 million and $4.4 million included in the Telephone Operations and Other Operations, respectively.

The following is the carrying amount of customer lists at December 31, 2012 and 2011:

	Telephone Operations		Other Operations
(In thousands)	2012	2011	2012	2011
Gross carrying amount	$195,651	$193,124	–	$4,405
Less: accumulated amortization	(157,579)	(135,754)	–	(3,964)
Net carrying amount	$38,072	$57,370	$-	$441

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $22.4 million and $22.1 million and $22.1 million, respectively.  The weighted-average remaining period over which customer lists are being amortized is 2.63 years.  Expected amortization expense for the years 2013 through 2017 is as follows:

(In thousands)
2013	$8,921
2014	8,921
2015	8,848
2016	8,776
2017	2,606
Total	$38,072

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates. Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  At the inception of a hedge transaction, we formally document the relationship between the hedging instruments including our objective and strategy for establishing the hedge.  In addition, the effectiveness of the derivative instrument is assessed at inception and on an ongoing basis throughout the hedging period.  Counterparties to derivative instruments expose us to credit-related losses in the event of nonperformance.  We execute agreements only with financial institutions we believe to be creditworthy and regularly assess the credit worthiness of each of the counterparties.  We do not use derivative instruments for trading or speculative purposes.

Derivative financial instruments are recorded at fair value in our consolidated balance sheet.  Certain of our interest rate swaps are designated as cash flow hedges of our expected future interest payments.  Fair value is determined based on publicly available interest rate yield curves and an estimate of our nonperformance risk or our counterparty’s nonperformance credit risk, as applicable.  We do not anticipate any nonperformance by any counterparty.

For derivative instruments designated as a cash flow hedges, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  The ineffective portion of the change in fair value of any hedging derivative is recognized immediately in earnings.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows.  See Note 7 for further discussion of our derivative financial instruments.

Share-based Compensation

Our share-based compensation consists of the issuance of restricted stock awards (“RSAs”) and performance share awards (“PSAs”) (collectively “stock awards”).  Associated costs are based on a stock award’s estimated fair value at the date of the grant and are recognized over a period in which any related services are provided.  We recognize the cost of RSAs and PSAs on a straight-line basis over the requisite service period, generally from immediate vest to a four-year vesting period.  See Note 8 for further details regarding share-based compensation.

Pension Plan and Other Post-Retirement Benefits

We maintain noncontributory defined benefit pension plans and provide certain post-retirement benefits other than pensions to certain eligible employees.  We also maintain unfunded supplemental retirement plans to provide incremental pension payments to certain former employees.

We recognize pension expense during the current period in the consolidated income statement using certain assumptions, including the expected long-term rate of return on plan assets, interest cost implied by the discount rate

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

and the amortization of unrecognized gains and losses. Refer to Note 9 for further details regarding the determination of these assumptions.

We recognize the overfunded or underfunded status of our defined benefit pension and post-retirement plans as either an asset or liability in the consolidated balance sheet.  We recognize changes in the funded status in the year in which the changes occur through comprehensive income, net of applicable income taxes, including unrecognized actuarial gains and losses and prior service costs and credits.

Income Taxes

We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions and tax planning opportunities available in the jurisdictions in which we operate.  We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards.  When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse.  As we operate in more than one state, changes in our state apportionment factors, based on operational results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities.  We record a change in tax rates in our consolidated financial statements in the period of enactment.

Income tax consequences that arise in connection with a business combination include identifying the tax basis of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination.  Deferred tax assets and liabilities related to temporary differences of an acquired entity are recorded as of the date of the business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.  See Note 10 for additional information on income taxes.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service and residential/business broadband service are billed in advance and recognized in subsequent periods when the services are provided. Revenues for usage-based services, such as per-minute long-distance service and access charges billed to other telephone carriers for originating and terminating long-distance calls on our network, are billed in arrears.  We recognize revenue from these services in the period the services are rendered rather than billed.  Earned but unbilled usage-based services are recorded in accounts receivable.

When required as part of providing service, revenues related to nonrefundable, upfront service activation and setup fees are deferred and recognized over the estimated customer life.

Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred, except when we maintain ownership of wiring installed during the activation process.  In such cases the cost is capitalized and charged to expense over the estimated useful life of the asset.

Telephone equipment revenues generated from retail channels are recorded at the point of sale.  Telecommunications systems and structured cabling project revenues are recognized when the project is completed.  Maintenance services are provided on both a contract and time and material basis and are recorded when the service is provided.  Print advertising and publishing revenues are recognized ratably over the life of the related directory, generally 12 months.

Subsidies, including universal service revenues, are government-sponsored support mechanisms to assist in funding services in mostly rural, high-cost areas.  These revenues typically are based on information we provide and are calculated by the administering government agency.  Subsidies are recognized in the period the service is provided.  There is a reasonable possibility that out of period subsidy adjustments may be recorded in the future, but they are anticipated to be immaterial to our results of operation, financial position and cash flow.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of $11.0 million for the year ended December 31, 2012. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $5.1 million, $2.4 million and $2.5 million in 2012, 2011 and 2010 respectively.

Statement of Cash Flows Information

During 2012, 2011 and 2010, we made payments for interest and income taxes as follows:

(In thousands)	2012	2011	2010
Interest, net of amounts capitalized ($515, $144 and $173 in 2012, 2011 and 2010, respectively)	$63,541	$47,071	$50,032
Income taxes paid, net	$4,991	$8,788	$18,706

Noncash investing and financing activities:

As described in Note 3, we issued $148.4 million in shares of the Company’s common stock in connection with the acquisition of SureWest in 2012.

In 2012, we acquired equipment of $0.4 million through a capital lease agreement.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”) which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

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

Effective January 1, 2012, we adopted Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2012, we adopted Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income.  ASU 2011-05 requires an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Accordingly, we have presented net income and other comprehensive income in two consecutive statements.

Effective January 1, 2012, we adopted Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  ASU 2011-08 provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary.  Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  Our adoption of this guidance did not impact our consolidated financial position or results of operations.  For a more detailed discussion of the effects of applying the provisions of this guidance, refer to the Intangible Assets-Goodwill section above in Note 1.

Reclassifications

Certain amounts in our 2011 and 2010 consolidated financial statements have been reclassified to conform to the presentation of our 2012 consolidated financial statements.  Inventories and the related activity have been

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

reclassified from current assets to property, plant and equipment on the consolidated balance sheets and statements of cash flows.  Inventories consist primarily of network construction materials and supplies that when issued are capitalized as part of new customer installations and the construction of the network. The proportion of the items included in inventories that are capitalized to property, plant and equipment continues to increase as a result of the growth in the broadband services offered by the Company.

2.              EARNINGS PER SHARE

We compute net income per share using the two-class method.  The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income attributable to our shareholders is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of restricted shares, and shares subject to repurchase and cancellation.

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

(In thousands, except per share amounts)	2012	2011	2010

Basic and Diluted Earnings Per Share using Two-class Method:
Net income	$6,171	$26,982	$33,152
Less: net income attributable to noncontrolling interest	531	572	557
Net income attributable to common shareholders before allocation of earnings to participating securities	5,640	26,410	32,595
Less: earnings allocated to participating securities	351	429	439
Net income attributable to common shareholders	$5,289	$25,981	$32,156

Weighted-average number of common shares outstanding	34,652	29,600	29,490

Net income per common share attributable to common
shareholders - basic and diluted	$0.15	$0.88	$1.09

An additional 0.3 million shares were not included in the computation of potentially dilutive securities at December 31, 2012, 2011 and 2010, because they were anti-dilutive.

3.              MERGER WITH SUREWEST COMMUNICATIONS

On July 2, 2012, we completed the merger with SureWest Communications (“SureWest”), which resulted in the acquisition of 100% of all the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  SureWest provides telecommunication services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas. The total purchase price of $550.8 million consisted of cash and assumed debt of $402.4 million and 9,965,983 shares of the Company’s common stock valued at the Company’s opening stock price on July 2, 2012 of $14.89, which totaled $148.4 million. We acquired SureWest to provide additional diversification of our revenues and cash flows.

Subsequent to the merger, the financial results of SureWest operations have been included in our consolidated statement of operations within the Telephone Operations segment.  SureWest contributed $133.1 million in net revenues and recorded net income of $2.5 million for the period of July 2, 2012 through December 31, 2012, which includes $9.5 million in acquisition related costs. As of December 31, 2012, we recognized change-in-control payments to former members of the SureWest management team of $8.6 million, which is expected to be paid during the six months ended June 30, 2013.  These payments were recognized in financing and other transaction costs in the consolidated statement of operations during the year ended December 31, 2012 due to the close of the acquisition and the change or elimination of job duties.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The acquisition of SureWest has been accounted for using the acquisition method in accordance with the FASB’s Accounting Standards Codification Topic 805, Business Combinations.  Accordingly, the net assets acquired are recorded at their estimated fair values at July 2, 2012.  These values are derived from a preliminary purchase price allocation, which is subject to change based on the completed tax analysis.  The Company expects to complete the tax analysis by June 30, 2013, which may impact the fair values of the net assets acquired at the acquisition date during the measurement period.

The following table summarizes the preliminary purchase price allocation:

(In thousands)
Current assets	$46,872
Property, plant and equipment	591,818
Goodwill	85,559
Other intangible assets	3,600
Other long-term assets	4,860
Total assets acquired	732,709

Current liabilities	53,566
Pension and other post-retirement obligations	55,916
Deferred income taxes	68,317
Other long-term liabilities	4,114
Total liabilities assumed	181,913
Net assets acquired	$550,796

The acquired current assets include cash of $17.1 million and trade receivables with a fair value of approximately $21.6 million and a gross value of approximately $23.4 million.  We believe that the estimated fair value of the trade receivables approximates the amount to be eventually collected.  The acquired other intangible assets of approximately $3.6 million consists of the estimated fair values assigned to customer lists of $2.7 million and tradenames of $0.9 million.  The customer list intangible asset is being amortized over the estimated useful life of 3 or 5 years, depending on customer type.  During the period ending December 31, 2012, we recorded amortization expense of approximately $0.3 million relating to the customer lists. Goodwill of $85.6 million and the tradenames of $0.9 million are indefinite-lived assets which are not subject to amortization; however, they are tested annually for impairment or more frequently when events or changes in circumstances indicate that the asset might be impaired. We evaluate our goodwill for impairment annually as of November 30, as described in Note 1 above. Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill is not deductible for income tax purposes.

During the quarter ended December 31, 2012, the Company adjusted its preliminary purchase price allocation due to the finalization of amounts recorded based on estimates and the reclassification of $2.2 million previously included in other long term liabilities to current liabilities.  We also updated our valuation of the real and personal property and intangible assets, which resulted in an increase to property, plant and equipment of $40.5 million, a decrease to other intangible assets relating to customer lists of $6.9 million and an increase to deferred tax liabilities of $10.0 million due to the increase in value assigned to the property, plant and equipment.  Goodwill was reduced by $23.8 million due to the changes in valuation of assets and liabilities.  These adjustments to the preliminary purchase price allocation have been recorded retrospectively as of the acquisition date.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of SureWest occurred on January 1, 2011.  The adjustments to arrive at the pro forma information below included additional depreciation and amortization expense for the fair value increases to property plant and equipment, software and customer relationships.  Interest expense was increased to reflect the additional debt entered into to finance a portion of the acquisition price.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. The pro forma information below does not purport to present the actual results that would have resulted if the acquisition had in fact occurred at

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

the beginning of the fiscal periods presented, nor does the information project results for any future period.

	Year Ended December 31,
(Unaudited; in thousands, except share amounts)	2012	2011

Operating revenues	$631,359	$623,590
Income from operations	$71,862	$70,411
Net income	$10,465	$9,969
Less: income attributable to noncontrolling interest	531	572
Net income attributable to common stockholders	$9,934	$9,397

Basic and diluted earnings per common share:
Net income	$0.29	$0.24

4.              INVESTMENTS

Our investments are as follows:

(In thousands)	2012	2011
Cash surrender value of life insurance policies	$2,045	$1,978
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	5,023	3,394
Other	430	15
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	25,695	19,422
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,286	7,063
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,338	21,797
CVIN, LLC (13.61% interest)	1,533	–
Totals	$109,750	$98,069

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.   In 2012, 2011 and 2010, we received cash distributions from these partnerships totaling $14.1 million, $11.1 million and $11.7 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. In December 2012, we purchased additional ownership interest in RSA #17 for $6.7 million which increased our ownership from 17.02% to 20.51%.   RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In 2012, 2011 and 2010, we received cash distributions from these partnerships totaling $15.0 million, $17.2 million and $15.6 million, respectively.  The carrying value of the investments exceeds the

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

underlying equity in net assets of the partnerships by $33.0 million.  In 2011, we disposed of our 50% ownership interest in Boulevard Communications, LLP, a competitive access provider in western Pennsylvania and recognized a loss of $22 thousand.

We have a 13.61% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  We did not receive any distributions from this partnership in 2012.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2012	2011	2010
Total revenues	$299,389	$305,965	$258,249
Income from operations	83,577	84,803	77,830
Net income before taxes	83,633	84,844	79,473
Net income	83,283	84,483	78,973

Current assets	$49,982	$44,739	$48,802
Non-current assets	79,529	79,432	78,262
Current liabilities	15,417	14,523	12,916
Non-current liabilities	1,351	1,096	874
Partnership equity	112,734	108,552	113,293

5.              FAIR VALUE MEASUREMENTS

Financial Instruments

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at December 31, 2012 and 2011 were as follows:

		As of December 31, 2012

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,164)	–	$(3,164)	–
Long-term interest rate swap liabilities	(3,919)	–	(3,919)	–
Totals	$(7,083)	$–	$(7,083)	$–

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$57,852	n/a	$48,282	n/a
Investments, at cost	$49,853	n/a	$47,809	n/a
Long-term debt	$1,213,000	$1,231,355	$880,000	$880,000

Cost & Equity Method Investments

The Company’s investments at December 31, 2012 and 2011 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.              LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

(In thousands)	2012	2011
Senior secured credit facility:
Term loan 1	$-	$470,948
Term loan 2	404,961	409,052
Term loan 3, net of discount of $5,088	509,912	–
Senior notes, net of discount of $1,873	298,127	–
Capital leases	4,844	4,711
	1,217,844	884,711
Less: current portion of long-term debt and capital leases	(9,596)	(8,992)
Total long-term debt	$1,208,248	$875,719

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $914.9 million at December 31, 2012.  The credit facility also includes an incremental term loan facility which provides the

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

ability to borrow up to $300.0 million of incremental term loans.  As of December 31, 2012 and 2011, no amounts were outstanding under the revolving credit facility. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

Our term loans under the credit facility, as amended, were issued in three separate tranches, resulting in different maturity dates and interest rate margins for each term loan.  Prior to being refinanced in December 2012, the first term loan (“Term 1”) consisted of an original aggregate principal amount of $470.9 million maturing on December 31, 2014 and had an applicable margin (at our election) equal to either 2.50% for a LIBOR-based term loan or 1.50% for an alternative base rate loan.  The Term 1 loan required quarterly principal payments of $1.2 million which began on March 31, 2012.  The second term loan (“Term 2”) consists of an original aggregate principal amount $409.1 million, matures on December 31, 2017 and currently has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan.  The Term 2 loan also requires $1.0 million in quarterly principal payments which began on March 31, 2012.

In December 2012, we entered into a Second Amendment and Incremental Facility Agreement (the “Second Amendment”) to amend our credit agreement. Under the terms of the Second Amendment, we issued incremental term loans (“Term 3”) in the aggregate amount of $515.0 million, with a maturity date of December 31, 2018, and used the proceeds in part to repay the outstanding Term 1 loan debt of $467.4 that was due to mature December 31, 2014 and to repay the outstanding revolving loan in the amount of $35.0 million.  The Term 3 loan requires quarterly principal payments of $1.3 million commencing March 31, 2013 and has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan subject to a 1.25% LIBOR floor. The Term 3 loan contains an original issuance discount of $5.2 million, which will be amortized over the term of the loan.  In connection with entering into the Second Amendment, fees of $4.2 million were capitalized as deferred debt issuance costs.  We also incurred a loss on the extinguishment of debt of $4.5 million related to the repayment of our outstanding Term 1 loan during the year ended December 31, 2012.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2012, the borrowing margin for the next three month period ending March 31, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  During the year ended December 31, 2012, we borrowed $35.0 million of the revolving credit facility in connection with the acquisition of SureWest as described in Note 3.  As described above, the outstanding balance of the revolving credit facility was repaid with the proceeds from the issuance of the incremental Term 3 loan in December 2012.  There were no borrowings or letters of credit outstanding under the revolving credit facility as of December 31, 2012 and 2011.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.79% and 3.38% at December 31, 2012 and 2011, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2012, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the Senior Notes described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the quarter ended March 31, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our available cash (as defined in our credit agreement) accumulated after October 1, 2005, plus $23.7 million and minus the aggregate amount of

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

dividends paid after July 27, 2005.  Based on the results of operations from October 1, 2005 through December 31, 2012, and after taking into consideration dividend payments (including the $15.4 million dividend declared in November 2012 and paid on February 1, 2013), we continue to have $192.8 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our interest coverage ratio as of the end of any fiscal quarter is below 2.25:1.00.  As of December 31, 2012, our total net leverage ratio was 4.34:1.00, and our interest coverage ratio was 3.77:1.00.

Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the Unites States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount will be amortized over the term of the Senior Notes.  The proceeds of the sale of the Senior Notes were held in an escrow account prior to the closing of the SureWest transaction.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes.  On August 3, 2012, SureWest and its subsidiaries guaranteed the Senior Notes.  Deferred debt issuance costs of $7.8 million incurred in connection with the issuance of the Senior Notes will be amortized using the effective interest method over the term of the Senior Notes through June 2020.  The indenture governing the Senior Notes contains customary covenants for high yield notes, which limits Consolidated Communications, Inc.’s and its restricted subsidiaries’ ability to:

•                  incur debt or issue certain preferred stock;

•                  pay dividends or make other distributions on capital stock or prepay subordinated indebtedness;

•                  purchase or redeem any equity interests;

•                  make investments;

•                  create liens;

•                  sell assets;

•                  enter into agreements that restrict dividends or other payments by restricted subsidiaries;

•                  consolidate, merger or transfer all or substantially all of its assets;

•                  engage in transactions with its affiliates; or

•                  enter into any sale and leaseback transactions.

Bridge Loan Facility

In connection with the acquisition of SureWest, on February 5, 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package included a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”). As anticipated, permanent financing for the SureWest acquisition was funded by our Senior Note offering, as described above.  As a result, the $4.2 million commitment fee incurred for the Bridge Facility was capitalized as deferred debt issuance costs and was amortized over the expected life of the Bridge Facility, which was four months.

Future Maturities of Debt

At December 31, 2012, the aggregate maturities of our long-term debt excluding capital leases were as follows:

(In thousands)
2013	$9,240
2014	9,240
2015	9,240
2016	9,240
2017	393,751
Thereafter	789,250
Total maturities	1,219,961
Less: Unamortized discount	(6,961)
$1,213,000

As of December 31, 2012, we had five capital leases with maturities ranging from 2015 to 2021.  See Note 11 regarding the future maturities of our obligations for capital leases.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7.              DERIVATIVE FINANCIAL INSTRUMENTS

The following interest rate swaps were outstanding at December 31, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$200,000	Other long-term liabilities	$(2,758)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(1,069)
Forward starting fixed to
1-month floating LIBOR	75,000	Other long-term liabilities	(1,161)

De-designated Hedges:
Fixed to 3-month floating LIBOR	130,000	Current portion of derivative liability	(1,300)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Current portion of derivative liability	(16)
Fixed to 1-month floating LIBOR	200,000	Current portion of derivative liability	(779)
Total Fair Values			$(7,083)

The following interest rate swaps, all designated as cash flow hedges, were outstanding at December 31, 2011:

(In thousands)	Notional Amount	2011 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 3-month floating LIBOR	$100,000	Current portion of derivative liability	$(3,401)
Fixed to 3-month floating LIBOR	130,000	Other long-term liabilities	(6,053)
3-month floating LIBOR minus spread to 1-month floating LIBOR	100,000	Current portion of derivative liability	(179)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Other long-term liabilities	(269)
Fixed to 1-month floating LIBOR	300,000	Other long-term liabilities	(5,343)
Forward starting fixed to 1- month floating LIBOR	200,000	Other long-term liabilities	(736)
Total Fair Values			$(15,981)

At December 31, 2012 and 2011, the interest rate on approximately 69% and 60%, respectively, of our outstanding debt under the term loan credit facility was fixed through the use of interest rate swaps.

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

At December 31, 2012 and 2011, the pretax deferred losses related to our interest rate swap agreements included in AOCI totaled $7.9 million and $15.9 million, respectively.  The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

On December 4, 2012, $660,000 million notional interest rate swaps designated as a cash flow hedge were de-designated in connection with the amendment to our credit agreement as described in Note 6.  Prior to the de-designation, the effective portion of the change in fair value of these interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  On December 31, 2012, $200,000 million notional interest rate swap agreements expired and the remainder will expire on March 31, 2013.  Subsequent to December 4, 2012, changes in fair value of the de-designated swaps are recognized in earnings. During the year ended December 31, 2012, again of $2.8 million was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Information regarding our cash flow hedge transactions is as follows:

(In thousands)	2012	2011	2010
(Gain)/loss recognized in AOCI, pretax	$(6,041)	$(10,781)	$815
Gain arising from ineffectiveness reducing interest expense	$(47)	$(93)	$(146)
Deferred losses reclassed from AOCI to interest expense	$1,992	$1,250	$4,742

	December 31,
(In thousands, except months)	2012	2011
Aggregate notional value of current derivatives outstanding	$630,000	$530,000
Aggregate notional value of forward derivatives outstanding	$75,000	$200,000
Period through which derivative positions currently exist	March 2016	June 2015
Fair value of derivatives	$7,083	$15,981
Deferred losses included in AOCI (pretax)	$7,899	$15,932
Losses included in AOCI to be recognized in the next 12 months	$2,912	$65
Number of months over which loss in OCI is to be recognized	3	15

8.              EQUITY

Share-Based Compensation

Our Board of Directors may grant share-based awards from our shareholder approved Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  Under the Plan, approximately 1,650,000 shares of our common stock are authorized for issuance, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue in effect until May 5, 2019.

We measure the fair value of time-based RSAs based on the market price of the underlying common stock as of the date of the grant. RSAs are amortized over their respective vesting periods, generally from immediate vest up to a four year vesting period using the straight line method.

We implemented an ongoing performance-based incentive program under the Plan.  The performance-based incentive program provides for annual grants of PSAs.  PSAs are restricted stock that is issued, to the extent earned, at the end of each performance cycle.  Under the performance-based incentive program, each participant is given a target award expressed as a number of shares, with a payout opportunity ranging from 0% to 120% of the target, depending on performance relative to predetermined goals.  In accordance with the applicable accounting guidance, an accounting estimate of the number of these shares that are expected to vest is made, and these shares are then expensed utilizing the grant-date fair value of the shares from the grant date through the end of the vesting period.

The following table summarizes the grants of RSAs and PSAs under the Plan during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	Grant Date Fair Value	2011	Grant Date Fair Value	2010	Grant Date Fair Value
RSAs Granted	14,732	$19.30	127,377	$17.92	115,949	$18.65
PSAs Granted	68,540	$19.30	50,440	$17.92	98,002	$18.65
Total	83,272		177,817		213,951

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2012, 2011 and 2010 was $2.4 million, $1.6 million and $1.8 million, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes the RSA and PSA activity during the year ended December 31, 2012:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2012	129,203	$17.79	50,879	$17.04
Shares granted	14,732	19.30	68,540	19.30
Shares vested	(75,762)	17.63	(61,198)	17.85
Shares forfeited, cancelled or retired	(3,855)	15.74	–	–
Non-vested shares outstanding - December 31, 2012	64,318	$18.33	58,221	$18.85

Share-Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In millions)	2012	2011	2010
Restricted stock	$1.3	$1.3	$1.4
Performance shares	1.0	0.8	1.0
Total	$2.3	$2.1	$2.4

Income tax benefits related to stock-based compensation of approximately $0.4 million, $0.8 million and $0.5 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of December 31, 2012, total unrecognized compensation costs related to nonvested RSAs and PSAs was $2.1 million and will be recognized over a weighted-average period of approximately 0.68 years.

Accumulated Other Comprehensive Loss

As of December 31, 2012 and 2011, accumulated other comprehensive loss, net of tax, consisted of the following:

(In thousands)	2012	2011
Fair value of cash flow hedges	$(7,899)	$(15,932)
Pension and post-retirement obligations	(65,190)	(44,102)
	(73,089)	(60,034)
Deferred taxes	27,305	22,201
Totals	$(45,784)	$(37,833)

9.              PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  In connection with the acquisition of SureWest, we assumed sponsorship in 2012 of a frozen non-contributory defined benefit pension plan (the “SureWest Plan”).  The SureWest Plan covers certain eligible employees and benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service.  This plan has previously been frozen so that no person is eligible to become a new participant and all future benefit accruals for existing participants have ceased.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The Company also has two non-qualified supplemental retirement plans (“Supplemental Plans”): the Restoration Plan, which we acquired as part of our North Pittsburgh Systems, Inc. (“North Pittsburgh”) and TXU Communications Venture Company (“TXUCV”) acquisitions, and a Supplemental Executive Retirement Plan (“SERP”), which we acquired as part of our acquisition of SureWest.  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. Both plans have previously been frozen so that no person is eligible to become a new participant in the Supplemental Plans.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following tables summarize the change in benefit obligation, plan assets and funded status of the Retirement Plan, SureWest Plan and Supplemental Plans (collectively the “Pension Plans”) as of December 31, 2012 and 2011.

(In thousands)	2012	2011
Change in benefit obligation
Benefit obligation at the beginning of the year	$203,413	$194,101
Service cost	1,184	1,277
Interest cost	13,620	10,960
Actuarial loss	32,274	9,583
Benefits paid	(16,529)	(12,508)
Acquisition of SureWest Plans	146,688	–
Plan change	(1,122)	–
Benefit obligation at the end of the year	$379,528	$203,413

(In thousands)	2012	2011
Change in plan assets
Fair value of plan assets at the beginning of the year	$142,736	$146,965
Employer contributions	15,222	9,503
Actual return (loss) on plan assets	27,935	(1,224)
Benefits paid	(16,529)	(12,508)
Acquisition of SureWest Plans	93,414	–
Fair value of plan assets at the end of the year	$262,778	$142,736
Funded status at year end	$(116,750)	$(60,677)

Amounts recognized in the consolidated balance sheets at December 31, 2012 and 2011 consisted of:

(In thousands)	2012	2011
Current liabilities	$(254)	$(52)
Long-term liabilities	$(116,496)	$(60,624)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2012 and 2011 consisted of:

(In thousands)	2012	2011
Unamortized prior service credit	$(2,523)	$(1,683)
Unamortized net actuarial loss	67,104	50,556
	$64,581	$48,873

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of income for the plans for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Service cost	$1,184	$1,277	$1,900
Interest cost	13,620	10,960	11,255
Expected return on plan assets	(14,728)	(10,893)	(10,178)
Amortization of:
Net actuarial loss	2,518	786	875
Prior service credit	(282)	(166)	(43)
Net periodic pension cost	$2,312	$1,964	$3,809

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2012 and 2011.

(In thousands)	2012	2011
Actuarial loss, net	$19,066	$21,701
Recognized actuarial loss	(2,518)	(786)
Prior service credit	(1,122)	–
Recognized prior service credit	282	166
Total amount recognized in other comprehensive loss, before tax effects	$15,708	$21,081

The estimated net loss and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic benefit cost in 2013 are $3.6 million, and $(0.3) million, respectively.

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Discount rate - net periodic benefit cost	5.00%	5.86%	6.23%
Discount rate - benefit obligation	4.20%	5.35%	5.86%
Expected long-term rate of return on plan assets	7.70%	7.50%	7.50%
Rate of compensation/salary increase	1.50%	3.06%	3.06%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.6 million for the years ended December 31, 2012 and 2011, respectively.  The net present value of the remaining obligations was approximately $2.2 million and $2.5 million at December 31, 2012 and 2011, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 37 life insurance policies on certain of the participating former directors and employees.  We recognized $0.4 million and $0.6 million in life insurance proceeds as other non-operating income in 2012 and 2011, respectively.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.0 million at December 31, 2012 and 2011, respectively. These amounts are included in investments in the accompanying balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $7.5 million and $7.8 million as of December 31, 2012 and 2011, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Post-retirement Benefit Obligations

We sponsor a healthcare and life insurance plan (“Post-retirement Plan”) that provides post-retirement medical benefits and life insurance to certain groups of retired employees.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  The Post-retirement Plan is unfunded and has no assets, and benefits are paid from the general operating funds of the Company.

In connection with the acquisition of SureWest, we acquired its post-retirement benefit plan which provides life insurance benefits and a stated reimbursement for Medicare supplemental insurance to certain eligible retired participants.  This plan has previously been frozen so that no person is eligible to become a new participant.  Employer contributions for retiree medical benefits are separately designated within the SureWest Plan pension trust for the sole purpose of providing payments of retiree medical benefits.  The nature of the assets used to provide payment of retiree medical benefits is the same as that of the SureWest Plan.

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2012 and 2011.

(In thousands)	2012	2011
Change in benefit obligation
Benefit obligation at the beginning of the year	$33,184	$33,476
Service cost	811	749
Interest cost	1,756	1,690
Plan participant contributions	614	480
Actuarial loss	5,282	911
Benefits paid	(4,011)	(4,122)
Acquisition	6,270	-
Benefit obligation at the end of the year	$43,906	$33,184

(In thousands)	2012	2011
Change in plan assets
Fair value of plan assets at the beginning of the year	$–	$–
Employer contributions	3,189	3,643
Plan participant’s contributions	614	479
Actual return on plan assets	197	–
Benefits paid	(4,011)	(4,122)
Acquisition	3,421	–
Fair value of plan assets at the end of the year	$3,410	$–
Funded status at year end	$(40,496)	$(33,184)

Amounts recognized in the consolidated balance sheets at December 31, 2012 and 2011 consist of:

(In thousands)	2012	2011
Current liabilities	$(2,467)	$(2,527)
Long-term liabilities	$(38,029)	$(30,657)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2012 and 2011 consist of:

(In thousands)	2012	2011
Unamortized prior service credit	$(1,446)	$(1,635)
Unamortized net actuarial loss (gain)	2,055	(3,136)
	$609	$(4,771)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2012 and 2011:

(In thousands)	2012	2011	2010
Service cost	$811	$749	$668
Interest cost	1,756	1,690	1,835
Expected return on plan assets	(105)	–	–
Amortization of:
Net actuarial loss	–	(212)	(234)
Prior service credit	(189)	(189)	(447)
Net periodic postretirement benefit cost	$2,273	$2,038	$1,822

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2012 and 2011:

(In thousands)	2012	2011
Actuarial loss , net	$5,191	$911
Recognized actuarial gain	–	213
Recognized prior service credit	189	189
Total amount recognized in other comprehensive loss, before tax effects	$5,380	$1,313

The estimated net prior service credit that will be amortized from accumulated other comprehensive loss in net periodic postretirement cost in 2013 is approximately $0.2 million. In 2013, there is not an expected unamortized net actuarial gain to reduce the net periodic postretirement cost.

The weighted-average discount rate assumptions utilized for the years ended December 31 were as follows:

	2012	2011	2010
Net periodic benefit cost	5.00%	5.58%	6.10%
Benefit obligation	3.90%	5.22%	5.58%

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, an 8% annual rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) was assumed for the plan in 2013, declining to a rate of 5.00% in 2019.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$267	$(226)
Effect on postretirement benefit obligation	$3,417	$(2,953)

Plan Assets

Our investment strategy is designed to provide a stable environment to earn a rate of return over time to satisfy the benefit obligations and minimize the reliance on contributions as a source of benefit security.  The objectives are based on a long-term (5 to 15 year) investment horizon, so that interim fluctuations should be viewed with appropriate perspective.  The assets of the fund are to be invested to achieve the greatest return for the pension plans consistent with a prudent level of risk.

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  The target allocation of the Pension Plan assets is approximately 55% - 65% equities with the remainder in fixed income funds and cash equivalents. Fixed income funds include corporate and municipal bonds, U.S. Treasury and Government Agency securities, mutual funds and mortgage-backed securities.  Currently, we believe that there are no significant concentrations of risk associated with the pension plan assets.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2012 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2012.

Common and International Stocks:  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded multiplied by the number of shares owned.

Mutual Funds:  Valued at the closing net asset value as of the measurement date as reported on the active market on which the funds are traded multiplied by the number of shares owned or the percentage of ownership in the fund.

Common Collective Trust:  Valued as determined by the fund manager based on the underlying net asset values multiplied by the ownership percentage and supported by the value of the underlying securities as of the financial statement date.

Fixed Income Funds:  Includes U.S. Treasury and Government Agency securities, corporate and municipal bonds, and mortgage-backed securities.  U.S. Treasury and Government Agency securities are valued at the closing net asset value as of the measurement date as reported on the active market on which the funds are traded multiplied by the number of shares owned or the percentage of ownership in the fund.  Corporate and municipal bonds and mortgage-backed securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

The fair values of our assets for our defined benefit pension plans at December 31, 2012 and 2011, by asset category were as follows:

		As of December 31, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$4,262	$1,036	$3,226	$–

Equities:
U.S. common stocks	36,620	36,620	–	–
International stocks	9,589	9,589	–	–
Mutual funds	62,818	62,818	–	–
Common Collective Trust	55,152	–	55,152	–

Fixed Income:
U.S. treasury and government agency securities	22,937	22,937	–	–
Corporate and municipal bonds	9,238	–	9,238	–
Mortgage/asset-backed securities	10,669	–	10,669	–
Mutual funds	51,493	51,493	–	–
Total	$262,778	$184,493	$78,285	$–

(1)    Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		As of December 31, 2011
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$2,991	$191	$2,800	$–

Equities:
U.S. common stocks	22,090	22,090	–	–
International stocks	9,245	9,245	–	–
Mutual funds	42,999	42,999	–	–
Common Collective Trust	15,695	–	15,695	–

Fixed Income:
Mutual funds	49,716	49,716	–	–
Total	$142,736	$124,241	$18,495	$–

(1)       Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

The fair values of our assets for our post-retirement benefit plans at December 31, 2012 were as follows:

		As of December 31, 2012
		Quoted Prices	Significant	Significant
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:

Short-term investments(1)	$30	$30	$–	$–

Equities:
U.S. common stocks	545	545	–	–
Mutual funds	289	289	–	–
Common Collective Trust	1,097	–	1,097	–

Fixed Income:
U.S. treasury and government agency securities	776	776	–	–
Corporate and municipal bonds	312	–	312	–
Mortgage/asset-backed securities	361	–	361	–
Total	$3,410	$1,640	$1,770	$–

(1)       Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor that is designed to stabilize the segment rates used to determine minimum funding requirements from the effects of interest rate volatility, which is expected to reduce the

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Company’s minimum required pension contributions in the near-term.  We expect to contribute approximately $11.5 to our pension plans and $2.5 million to our other post-retirement plans in 2013.

Estimated Future Benefit Payments

As of December 31, 2012, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2013	$21,628	$3,579
2014	21,952	3,536
2015	22,345	3,607
2016	22,634	3,614
2017	22,819	2,842
2018 - 2022	116,146	14,211

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees. Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans. We recognized expense with respect to these plans of $3.9 million in 2012, $2.5 million in 2011 and $2.4 million in 2010. The increase in 2012 is attributable to the acquisition of SureWest which accounted for $1.4 million of the total expense.

10.       INCOME TAXES

Income tax expense consists of the following components:

	For the Year Ended
(In thousands)	2012	2011	2010

Current:
Federal	$1,033	$5,657	$9,904
State	1,160	642	2,251
Total current expense (benefit)	2,193	6,299	12,155

Deferred:
Federal	1,998	8,209	(1,796)
State	(2,755)	337	(1,368)
Total deferred expense (benefit)	(757)	8,546	(3,164)
Total income tax expense	$1,436	$14,845	$8,991

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In percentages)	2012	2011	2010

Statutory federal income tax rate	35.0	35.0	35.0
State income taxes, net of federal benefit	(8.4)	0.8	(0.1)
Transaction costs	11.0	–	–
Other permanent differences	(0.8)	(0.8)	(0.3)
Change in tax reserves	–	(0.6)	(10.9)
Change in deferred tax rate	(14.6)	0.9	(1.4)
Other	(3.3)	0.2	(1.0)
	18.9	35.5	21.3

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2012	2011

Current deferred tax assets:
Reserve for uncollectible accounts	$1,815	$964
Accrued vacation pay deducted when paid	1,727	1,153
Accrued expenses and deferred revenue	5,458	2,708
	9,000	4,825
Non-current deferred tax assets:
Net operating loss carryforwards	31,763	2,216
Pension and postretirement obligations	60,252	34,303
Stock-based compensation	450	427
Derivative instruments	3,004	5,872
Financing costs	567	-
State tax credit carryforwards	2,437	2,216
Other	305	427
	98,778	45,461
Valuation allowance	(535)	–
Net non-current deferred tax assets	98,243	45,461

Non-current deferred tax liabilities:
Goodwill and other intangibles	(27,376)	(31,106)
Basis in investment	(120)	-
Partnership investments	(26,413)	(26,985)
Property, plant and equipment	(183,176)	(64,697)
	(237,085)	(122,788)
Net non-current deferred taxes	(138,842)	(77,327)
Net deferred income tax liabilities	$(129,842)	$(72,502)

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

Based upon historical taxable income, tax planning strategies and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences.  However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced.  The amount of projected future taxable income is expected to allow for the full utilization of the net operating loss (“NOL”) carryforwards, as described below.

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards at December 31, 2012, of $80.8 million and related deferred tax assets of $28.3 million. The federal NOL carryforwards expire from 2026 to 2032.  Management believes that the future utilization of $1.5 million and related deferred tax asset of $0.5 million subject to Separate Return Limitation Year is uncertain and has placed a full valuation allowance on this amount of the available federal NOL carryforwards. The related NOL carryforward expires in 2026.  The valuation allowance was recorded as a result of the acquisition of SureWest during 2012.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards at December 31, 2012, of $2.5 million and related deferred tax assets of $0.8 million. ETFL’s federal NOL carryforwards expire from 2020 to 2024.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

We estimate that we have available state NOL carryforwards at December 31, 2012, of $50.2 million and related deferred tax assets of $2.6 million.  The state NOL carryforwards expire from 2016 to 2032.

We estimate that we have available state tax credit carryforwards at December 31, 2012, of $3.9 million and related deferred tax assets of $2.4 million.  The state tax credit carryforward are limited annually and expire from 2016 to 2027.

Unrecognized Tax Benefits

We adopted the accounting guidance applicable to uncertainty in income taxes effective January 1, 2007 with no impact on our results of operations or financial condition, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions.  This accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2012 and 2011, the amount of unrecognized tax benefits was $1.2 million.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective tax rate is $0.8 million.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  We had no material interest or penalty expense in 2012 or 2011 and have no material remaining liability for interest or penalties.

The only periods subject to examination for our federal return are years 2009 through 2011.  The periods subject to examination for our state returns are years 2005 through 2011.  We are currently under examination by federal and state taxing authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months.  There were no material changes to these amounts during 2012 and there were no effects on the Company’s effective tax rate.

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2012	2011

Balance at January 1	$1,224	$1,496
Additions for tax positions in the current year	–	–
Additions for tax positions of prior years	–	–
Settlements with taxing authorities	–	–
Reduction for lapse of federal statute of limitations	–	(272)
Reduction for lapse of state statute of limitations	–	–
Balance at December 31	$1,224	$1,224

11.       COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements to secure future rights to goods and services to be used in the normal course of our operations. These include purchase commitments for planned capital expenditures, agreements securing dedicated access and transport services, and service and support agreements.  Additionally, we have procured transport resale arrangements with several interexchange carriers for our long distance services.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

As of December 31, 2012, future minimum contractual obligations, including capital and operating leases, and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease agreements	$2,375	$1,831	$1,412	$431	$399	$1,233	$7,681
Capital lease agreements	983	1,004	981	914	936	3,322	8,140
Capital expenditures (1)	7,223	–	–	–	–	–	7,223
Service and support agreements (2)	2,211	1,209	419	–	–	–	3,839
Transport and data connectivity	9,330	9,000	9,000	9,000	9,000	–	45,330
Total	$22,122	$13,044	$11,812	$10,345	$10,335	$4,555	$72,213

(1)    We have binding commitments with numerous suppliers for future capital expenditures.

(2)    We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined in by the contractual terms of the contracts.

Leases

Operating

We have entered into various non-cancelable operating leases with terms greater than one year for certain facilities and equipment used in our operations. The facility leases generally require us to pay operating costs: including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. We recognize rent expense on a straight-line basis over the term of each lease.

We incurred rent expense of $2.9 million, $2.1 million and $3.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Capital Leases

As of December 31, 2012, we had five capital leases, of which four expire in 2021 and one will expire in 2015.  As of December 31, 2012, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.4 million was due and payable within the next twelve months.  The carrying amount of our capital lease obligations, net of imputed interest of $3.3 million, was $4.8 million as of December 31, 2012.  See Note 12 for information regarding the capital leases we have entered into with related parties.

Litigation, Regulatory Proceedings and Other Contingencies

Prior to the completion of the SureWest Merger on July 2, 2012, six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp, SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified monetary damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal Court entered an order staying the Broering action for 90 days. The federal Court subsequently extended the stay of the Broering action until June 1, 2013.  On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $0.525 million, of which the Company is to pay $36.25 thousand, with the balance to be paid by SureWest and its insurer.  The proposed settlement is subject to approval by the Placer County Superior Court.  On December 20, 2012, the court issued a ruling preliminarily approving the proposed settlement.  The court set a hearing for March 28, 2013 at which it will consider final approval of the proposed settlement.  Upon final approval by the court, the consolidated state court actions and the federal action will be dismissed with prejudice.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court granted, in part, Consolidated’s motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. We anticipate a status conference being held in late March 2013, at which time the court will set a briefing and trial schedule.

In addition, we have asked the Federal Communications Commission (“FCC”) Enforcement Bureau to address Salsgiver’s unauthorized pole attachments and safety violations on those attachments.  We believe that these are violations of an FCC order regarding Salsgiver’s complaint against us.  We do not believe that these claims will have a material adverse impact on our financial results.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), received assessment notices from the Commonwealth of Pennsylvania Department of Revenue increasing the amounts owed for Pennsylvania Gross Receipt Taxes for the tax period ending December 31, 2009.  These two assessments adjusted the subsidiaries’ combined total outstanding taxable gross receipts liability (with interest) to approximately $2.3 million.  In addition, based upon recently completed audits of CCES for 2008, 2009 and 2010, we believe the Commonwealth of Pennsylvania may issue additional assessments totaling approximately $1.7 million for Gross Receipt Taxes allegedly owed.  Our CCPA subsidiary has also been notified by the Commonwealth of Pennsylvania that they will conduct a gross receipts audit for the calendar year 2008.  An appeal challenging the 2009 CCPA assessment was filed with the Department of Revenue’s Board of Appeals on September 15, 2011, and we filed a similar appeal for CCES with the Board of Appeals on November 11, 2011 challenging the 2009 CCES assessment.  The Board of Appeals denied CCPA and CCES’s appeals.  On November 13, 2012, CCPA and CCES filed appeals with the Commonwealth’s Board of Finance and Revenue.  These have been stayed pending the outcome of present litigation in the Commonwealth Court between Verizon Pennsylvania, Inc. and the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

adverse impact on our financial results or cash flows.

We currently provide telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  We have challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory request ruling action filed with the Illinois Commerce Commission and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. Although we will continue to pursue legal recourse to the State’s decision, our business plans and projections assume that our contract with the State of Illinois will end during 2013.

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the FCC’s Order issued November 18, 2011 that reformed intercarrier compensation and core parts of the Universal Service Fund.  We are appealing five core issues in the November 18, 2011 FCC order. The U.S. Court of Appeals for the tenth circuit will hear oral arguments on November 19, 2013.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.       RELATED PARTY TRANSACTIONS

Capital Leases

Richard A. Lumpkin, Chairman of the Board, together with his family, beneficially owned 41.3% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2012 and 2011.  Mr. Lumpkin also is a director of Agracel.

Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 70.7% beneficial ownership of LATEL at December 31, 2012 and 2011.  In December 2010, we entered into new lease agreements with LATEL for the occupancy of three previously leased buildings on a triple net lease basis.  Prior to the new lease agreements, we leased five properties from LATEL which were used as office and warehouse space and were accounted for as operating leases. In 2010, we assigned one of the five leased buildings to the purchaser of our Marketing Response business upon closing. On June 30, 2011 we vacated one of the leased buildings at the end of the lease term. In accordance with the Company’s related person transactions policy, the new leases were approved by our Audit Committee and Board of Directors (“BOD”).

In accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases, we have accounted for the three leases as capital leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The capital lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes.  Each of the three lease agreements have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the initial expiration date.  We are required to pay LATEL approximately $7.9 million over the terms of the lease agreements.  The carrying value of the capital leases at December 31, 2012 and 2011 was approximately $3.8 million and $4.0 million, respectively.  We recognized $0.5 million in interest expense in 2012 and 2011 and $0.4 million and $0.1 million in amortization expense in 2012 and 2011, respectively, related to the capitalized leases.

We recognized rent expense of $0.2 million and $1.2 million in 2011 and 2010, respectively, with regard to the operating leases.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Banking Services

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”), which provides us with general banking services, including depository, disbursement, and payroll accounts and retirement plan administrative services.  We provide telecommunication products and services to First Mid-Illinois at pricing which is similar to other strategic business customers.  Following is a summary of the transactions between us and First Mid-Illinois for the years ended December 31:

(In thousands)	2012	2011	2010
Fees charged from First Mid-Illinois for:
Banking services	$16	$4	$8
401(k) plan administration	1	14	14
Interest income earned on deposits at First Mid-Illinois	3	8	8
Fees charged to First Mid-Illinois for telecommunication services	642	532	455

Long-Term Debt

A portion of the Senior Notes was sold to certain accredited investors consisting of the Company’s Chairman of the BOD and certain other members of the BOD, including the Company’s Chief Executive Officer (collectively “related parties”). The related parties purchased $10.8 million of the Senior Notes on same terms available to other investors, except that the related parties were not entitled to registration rights. During 2012, the Company paid $0.6 million in interest in the aggregate to the related parties for the Senior Notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13.       BUSINESS SEGMENTS

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations”.  Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, video services, VOIP, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  The financial results of SureWest are included in the Telephone Operations segment as of the date acquisition.  The Company also operates two complementary non-core businesses that comprise “Other Operations”, including telephone services to correctional facilities and equipment sales.  Management evaluates the performance of these business segments based upon net revenue and operating income.

(In thousands)	2012	2011	2010
Telephone operations	$472,060	$342,598	$349,612
Other operations	31,397	31,665	33,754
Total net revenue	503,457	374,263	383,366

Operating expense - telephone operations	298,205	194,580	199,077
Operating expense - other operations	30,878	28,383	31,250
Total operating expense	329,083	222,963	230,327

Depreciation and amortization - telephone operations	120,152	87,907	86,270
Depreciation and amortization - other operations	824	838	872
Total depreciation expense	120,976	88,745	87,142

Operating income - telephone operations	53,703	60,111	64,265
Operating income - other operations	(305)	2,444	1,632
Total operating income	53,398	62,555	65,897

Interest expense, net of interest income	(72,604)	(49,394)	(50,740)
Loss on extinguishment of debt	(4,455)	–	–
Investment income	30,667	27,843	27,744
Other, net	601	823	(758)
Income before taxes	$7,607	$41,827	$42,143

Capital expenditures:
Telephone operations	$76,983	$41,697	$42,748
Other operations	112	216	169
Total	$77,095	$41,913	$42,917

Goodwill:
Telephone operations	$604,988	$519,542	$519,542
Other operations	-	1,020	1,020
Total	$604,988	$520,562	$520,562

Total assets:
Telephone operations (1)	$1,792,585	$1,187,708	$1,201,545
Other operations	2,243	6,361	8,001
Total	$1,794,828	$1,194,069	$1,209,546

(1)    Included within the telephone operations segment assets are our equity method investments totaling $57.9 million, $48.3 million and $49.6 million at December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2012	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Net revenues	$93,364	$93,005	$157,012	$160,076
Operating income	11,013	14,052	9,030	19,303
Net income (loss) attributable to common stockholders	1,759	2,786	(965)	2,060
Basic and diluted earnings (loss) per share	$0.06	$0.09	$(0.02)	$0.05

	Quarter Ended
2011	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Net revenues	$95,441	$92,623	$92,548	$93,651
Operating income	16,900	14,682	15,217	15,756
Net income attributable to common stockholders	7,365	5,351	5,818	7,876
Basic and diluted earnings per share	$0.25	$0.18	$0.19	$0.26

As described in Note 3, during the third quarter of 2012, we acquired 100% of the outstanding shares of SureWest in a cash and stock transaction.  SureWest results of operations have been included in our consolidated financial statements as of the acquisition date of July 2, 2012.  During the quarter ended December 31, 2012, we adjusted the preliminary purchase price allocation and updated our valuation of the real and personal property and intangible assets acquired.  These adjustments to the preliminary purchase price accounting have been recorded retrospectively as of the acquisition date.  As a result of the retrospective adjustments, amounts previously reported for the quarter ended September 30, 2012 have been restated as reconciled in the following table:

	As Reported	Adjustments	As Restated
Net revenues	$157,012	$-	$157,012
Operating income	10,078	(1,048)	9,030
Net loss attributable to common stockholders	(311)	(654)	(965)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)

15.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, Inc., SureWest Broadband, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Kansas Holdings, Inc., SureWest Fiber Ventures, LLC, SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC and SureWest Kansas Purchasing, LLC have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2012 and 2011, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2012, 2011 and 2010 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$6,577	$8,530	$2,747	$-	$17,854
Accounts receivable, net	19	457	50,108	7,998	-	58,582
Income taxes receivable	4,258	-	7,685	(124)	-	11,819
Deferred income taxes	(51)	(310)	8,985	376	-	9,000
Prepaid expenses and other current assets	-	-	10,855	414	-	11,269
Total current assets	4,226	6,724	86,163	11,411	-	108,524

Property, plant and equipment, net	-	-	855,722	52,514	-	908,236

Intangibles and other assets:
Investments	1,459,656	372,735	109,735	15	(1,832,391)	109,750
Goodwill	-	-	538,807	66,181	-	604,988
Other intangible assets	-	-	40,443	9,087	-	49,530
Deferred debt issuance costs, net and other assets	-	12,788	1,012	-	-	13,800
Total assets	$1,463,882	$392,247	$1,631,882	$139,208	$(1,832,391)	$1,794,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223	$430	$16,411	$2,098	$-	$19,162
Advance billings and customer deposits	-	-	26,069	2,523	-	28,592
Dividends payable	15,463	-	-	-	-	15,463
Accrued compensation	36	-	19,919	2,013	-	21,968
Accrued expense	12	2,943	41,431	1,846	-	46,232
Current portion of long term debt and capital lease obligations	-	9,242	300	54	-	9,596
Current portion of derivative liability	-	3,164	-	-	-	3,164
Total current liabilities	15,734	15,779	104,130	8,534	-	144,177

Long-term debt and capital lease obligations	-	1,203,760	3,611	877	-	1,208,248
Advances due to/from affiliates, net	1,367,914	(1,760,026)	411,411	(19,299)	-	-
Deferred income taxes	(2,357)	(3,571)	135,891	8,879	-	138,842
Pension and postretirement benefit obligations	-	-	125,706	31,004	-	156,710
Other long-term liabilities	-	3,919	6,587	240	-	10,746
Total liabilities	1,381,291	(540,139)	787,336	30,235	-	1,658,723

Shareholders’ equity:
Common Stock	399	-	568,960	30,000	(598,960)	399
Other shareholders’ equity	82,192	932,386	271,411	78,973	(1,233,431)	131,531
Total Consolidated Communications Holdings, Inc. shareholders’ equity	82,591	932,386	840,371	108,973	(1,832,391)	131,930
Noncontrolling interest	-	-	4,175	-	-	4,175
Total shareholders’ equity	82,591	932,386	844,546	108,973	(1,832,391)	136,105
Total liabilities and shareholders’ equity	$1,463,882	$392,247	$1,631,882	$139,208	$(1,832,391)	$1,794,828

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	December 31, 2011
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$103,369	$80	$2,255	$-	$105,704
Accounts receivable, net	19	457	27,014	8,002	-	35,492
Income taxes receivable	7,329	-	1,387	272	-	8,988
Deferred income taxes	(39)	18	4,315	531	-	4,825
Prepaid expenses and other current assets	-	-	6,481	460	-	6,941
Total current assets	7,309	103,844	39,277	11,520	-	161,950

Property, plant and equipment, net	-	-	281,633	56,793	-	338,426

Intangibles and other assets:
Investments	917,208	362,957	98,054	15	(1,280,165)	98,069
Goodwill	-	-	454,381	66,181	-	520,562
Other intangible assets	-	-	58,178	11,980	-	70,158
Deferred debt issuance costs, net and other assets	-	4,833	71	-	-	4,904
Total assets	$924,517	$471,634	$931,594	$146,489	$(1,280,165)	$1,194,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$5,790	$861	$-	$6,651
Advance billings and customer deposits	-	-	17,797	2,527	-	20,324
Dividends payable	11,571	-	-	-	-	11,571
Accrued compensation	38	-	10,734	2,042		12,814
Accrued expense	-	215	19,155	1,988	-	21,358
Current portion of long term debt and capital lease obligations	-	8,800	147	45	-	8,992
Current portion of derivative liability	-	3,580	-	-	-	3,580
Total current liabilities	11,609	12,595	53,623	7,463	-	85,290

Long-term debt and capital lease obligations	-	871,200	3,588	931	-	875,719
Advances due to/from affiliates, net	872,537	(1,335,897)	465,854	(2,494)	-	-
Deferred income taxes	(1,948)	(5,872)	74,697	10,450	-	77,327
Pension and postretirement benefit obligations	-	-	65,899	27,855	-	93,754
Other long-term liabilities	-	12,401	1,494	272		14,167
Total liabilities	882,198	(445,573)	665,155	44,477	-	1,146,257

Shareholders’ equity:
Common Stock	299	-	18,163	30,000	(48,163)	299
Other shareholders’ equity	42,020	917,207	242,782	72,012	(1,232,002)	42,019
Total Consolidated Communications Holdings, Inc. shareholders’ equity	42,319	917,207	260,945	102,012	(1,280,165)	42,318
Noncontrolling interest	-	-	5,494	-	-	5,494
Total shareholders’ equity	42,319	917,207	266,439	102,012	(1,280,165)	47,812
Total liabilities and shareholders’ equity	$924,517	$471,634	$931,594	$146,489	$(1,280,165)	$1,194,069

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(15)	$448,883	$68,774	$(14,185)	$503,457
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	193,573	14,355	(14,185)	193,743
Selling, general and administrative expenses	13,800	385	80,848	16,584	-	111,617
Financing and other transaction costs	11,269	9,531	-	-	-	20,800
Impairment of intangible assets	-	-	2,923	-	-	2,923
Depreciation and amortization	-	-	107,708	13,268	-	120,976
Operating income (loss)	(25,069)	(9,931)	63,831	24,567	-	53,398
Other income (expense):
Interest expense, net of interest income	(20)	(71,704)	(816)	(64)	-	(72,604)
Intercompany interest income (expense)	(50,126)	87,717	(37,509)	(82)		-
Loss on extinguishment of debt	-	(4,455)	-	-	-	(4,455)
Investment income	-	246	30,421	-	-	30,667
Other, net	-	1	617	(17)	-	601
Income (loss) before income taxes	(75,215)	1,874	56,544	24,404	-	7,607
Income tax expense (benefit)	(20,643)	1,204	12,014	8,861	-	1,436
Net income (loss)	(54,572)	670	44,530	15,543	-	6,171
Less: net income attributable to noncontrolling interest	-	-	531	-	-	531
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(54,572)	$670	$43,999	$15,543	$-	$5,640
Total comprehensive income (loss) attributable to common shareholders	$(54,572)	$5,648	$34,651	$11,962	$-	$(2,311)

	Year Ended December 31, 2011
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$25	$316,760	$71,249	$(13,771)	$374,263
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	138,303	14,732	(13,771)	139,264
Selling, general and administrative expenses	2,249	2,724	60,003	16,074	-	81,050
Financing and other transaction costs	-	-	2,649	-	-	2,649
Depreciation and amortization	-	-	73,654	15,091	-	88,745
Operating income (loss)	(2,249)	(2,699)	42,151	25,352	-	62,555
Other income (expense):
Interest expense, net of interest income	-	(48,095)	(1,133)	(166)	-	(49,394)
Intercompany interest income (expense)	(40,283)	80,142	(39,407)	(452)		-
Investment income	-	246	27,597	-	-	27,843
Other, net	-	-	2,097	(1,274)	-	823
Income (loss) before income taxes	(42,532)	29,594	31,305	23,460	-	41,827
Income tax expense (benefit)	(15,725)	10,776	10,923	8,871	-	14,845
Net income (loss)	(26,807)	18,818	20,382	14,589	-	26,982
Less: net income attributable to noncontrolling interest	-	-	572	-	-	572
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(26,807)	$18,818	$19,810	$14,589	$-	$26,410
Total comprehensive income (loss) attributable to common shareholders	$(26,807)	$26,415	$10,288	$10,152	$-	$20,048

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31, 2010
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$4	$322,764	$74,531	$(13,933)	$383,366
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	139,610	16,625	(13,933)	142,302
Selling, general and administrative expenses	2,699	119	65,289	19,918	-	88,025
Depreciation and amortization	-	-	71,522	15,620	-	87,142
Operating income (loss)	(2,699)	(115)	46,343	22,368	-	65,897
Other income (expense):
Interest expense, net of interest income	973	(50,804)	(949)	40	-	(50,740)
Intercompany interest income (expense)	(39,878)	82,364	(41,074)	(1,412)		-
Investment income	-	246	27,498	-	-	27,744
Other, net	-	3	(974)	213	-	(758)
Income (loss) before income taxes	(41,604)	31,694	30,844	21,209	-	42,143
Income tax expense (benefit)	(20,814)	11,641	10,853	7,311	-	8,991
Net income (loss)	(20,790)	20,053	19,991	13,898	-	33,152
Less: net income attributable to noncontrolling interest	-	-	557	-	-	557
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(20,790)	$20,053	$19,434	$13,898	$-	$32,595
Total comprehensive income (loss) attributable to common shareholders	$(20,790)	$22,550	$20,919	$13,985	$-	$36,664

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activates	$(52,318)	$13,106	$140,869	$21,558	$123,215

Cash flows from investing activities:
Business acquisition, net of cash acquired	(385,346)	-	-	-	(385,346)
Purchases of property, plant and equipment	-	-	(71,045)	(6,050)	(77,095)
Purchase of investments	-	-	(6,728)		(6,728)
Proceeds from sale of assets	-	-	882	42	924
Other	(314)	-	-		(314)
Net cash used in investing activities	(385,660)	-	(76,891)	(6,008)	(468,559)

Cash flows from financing activities:
Proceeds from bond offering	-	298,035	-	-	298,035
Proceeds from issuance of long-term debt	-	544,850	-	-	544,850
Payment of capital lease obligation	-	-	(183)	(45)	(228)
Payment on long-term debt	-	(510,038)	-	-	(510,038)
Payment of financing costs	-	(18,616)	-	-	(18,616)
Distribution to noncontrolling interest	-	-	3,150	(5,000)	(1,850)
Repurchase and retirement of common stock	(559)	-	-	-	(559)
Dividends on common stock	(54,100)	-	-	-	(54,100)
Transactions with affiliates, net	492,637	(424,129)	(58,495)	(10,013)	-
Net cash provided by (used in) financing activities	437,978	(109,898)	(55,528)	(15,058)	257,494
(Decrease)/increase in cash and cash equivalents	-	(96,792)	8,450	492	(87,850)
Cash and cash equivalents at beginning of period	-	103,369	80	2,255	105,704
Cash and cash equivalents at end of period	$-	$6,577	$8,530	$2,747	$17,854

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31, 2011
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activates	$(27,033)	$22,335	$103,966	$30,236	$129,504

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(35,331)	(6,582)	(41,913)
Proceeds from sale of assets	-	-	511	329	840
Other	-	-	272	-	272
Net cash used in investing activities	-	-	(34,548)	(6,253)	(40,801)

Cash flows from financing activities:
Payment of capital lease obligation	-	-	(113)	(36)	(149)
Payment of financing costs	-	(3,471)	-	-	(3,471)
Repurchase and retirement of common stock	(726)	-	-	-	(726)
Dividends on common stock	(46,307)	-	-	-	(46,307)
Transactions with affiliates, net	74,066	19,107	(69,277)	(23,896)	-
Net cash provided by (used in) financing activities	27,033	15,636	(69,390)	(23,932)	(50,653)
Increase in cash and cash equivalents	-	37,971	28	51	38,050
Cash and cash equivalents at beginning of period	-	65,398	52	2,204	67,654
Cash and cash equivalents at end of period	$-	$103,369	$80	$2,255	$105,704

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31, 2010
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activates	$(26,981)	$21,010	$90,955	$31,158	$116,142

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(36,078)	(6,839)	(42,917)
Proceeds from sale of assets	-	-	1,035	30	1,065
Proceeds from sale of investments	-	-	35	-	35
Net cash used in provided by investing activities	-	-	(35,008)	(6,809)	(41,817)

Cash flows from financing activities:
Payment of capital lease obligation	-	-	(386)	(13)	(399)
Distribution to noncontrolling interest	-	-	3,150	(5,000)	(1,850)
Repurchase and retirement of common stock	(1,001)	-	-	-	(1,001)
Dividends on common stock	(46,179)	-	-	-	(46,179)
Transactions with affiliates, net	74,161	2,875	(58,893)	(18,143)	-
Net cash provided by (used in) financing activities	26,981	2,875	(56,129)	(23,156)	(49,429)
Increase in cash and cash equivalents	-	23,885	(182)	1,193	24,896
Cash and cash equivalents at beginning of period	-	41,513	234	1,011	42,758
Cash and cash equivalents at end of period	$-	$65,398	$52	$2,204	$67,654

INDEPENDENT AUDITORS REPORT

To the Partners of Pennsylvania RSA No. 6 (II) Limited Partnership:

We have audited the accompanying financial statements of Pennsylvania RSA No. 6 (II) Limited Partnership (the "Partnership") which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Partnership's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania RSA No. 6 (II) Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA

March 12, 2013

Pennsylvania RSA No. 6 (II) Limited Partnership

Balance Sheets - As of December 31, 2012 and 2011

(Dollars in Thousands)

ASSETS	2012	2011

CURRENT ASSETS:
Accounts receivable, net of allowance of $143 and $366	$14,750	$9,005
Unbilled revenue	890	1,091
Due from affiliate	7,374	6,117
Prepaid expenses and other current assets	-	22

Total current assets	23,014	16,235

PROPERTY, PLANT AND EQUIPMENT—Net	12,412	11,448

OTHER ASSETS	27	54

TOTAL ASSETS	$35,453	$27,737

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,804	$3,326
Advance billings and customer deposits	3,648	3,382

Total current liabilities	7,452	6,708

LONG TERM LIABILITIES	411	355

Total liabilities	7,863	7,063

PARTNERS’ CAPITAL	27,590	20,674

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$35,453	$27,737

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Operations - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010

OPERATING REVENUE:
Service revenue	$112,987	$112,822	$101,143
Equipment and other	22,699	22,758	18,986

Total operating revenue	135,686	135,580	120,129

OPERATING COSTS AND EXPENSES:
Cost of service (exclusive of depreciation and amortization)	38,665	45,726	37,846
Cost of equipment	25,416	25,347	16,385
Selling, general and administrative	35,758	33,139	30,384
Depreciation and amortization	2,446	2,619	2,445

Total operating costs and expenses	102,285	106,831	87,060

OPERATING INCOME	33,401	28,749	33,069

INTEREST INCOME, NET	15	26	552

NET INCOME	$33,416	$28,775	$33,621

Allocation of Net Income:
Limited Partners	$16,330	$14,062	$16,431
General Partner	$17,086	$14,713	$17,190

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	General Partner	Limited Partners
	Cellco Partnership	Cellco Partnership	Consolidated Communications Enterprise Services, Inc.	Venus Cellular Telephone Company, Inc.	Total Partners’ Capital

BALANCE—January 1, 2010	$13,436	$2,242	$6,220	$4,380	$26,278

Distributions	(17,384)	(2,900)	(8,048)	(5,668)	(34,000)

Net Income	17,190	2,868	7,958	5,605	33,621

BALANCE—December 31, 2010	13,242	2,210	6,130	4,317	25,899

Distributions	(17,384)	(2,900)	(8,048)	(5,668)	(34,000)

Net Income	14,713	2,453	6,812	4,797	28,775

BALANCE—December 31, 2011	10,571	1,763	4,894	3,446	20,674

Distributions	(13,549)	(2,260)	(6,273)	(4,418)	(26,500)

Net Income	17,086	2,850	7,909	5,571	33,416

BALANCE—December 31, 2012	$14,108	$2,353	$6,530	$4,599	$27,590

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,416	$28,775	$33,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,446	2,619	2,445
Provision for losses on accounts receivable	270	722	584
Changes in certain assets and liabilities:
Accounts receivable	(6,015)	(1,644)	(40)
Unbilled revenue	201	(53)	(165)
Prepaid expenses and other current assets	22	-	(2)
Accounts payable and accrued liabilities	85	564	386
Advance billings and customer deposits	266	263	610
Long term liabilities	56	81	71

Net cash provided by operating activities	30,747	31,327	37,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,990)	(2,151)	(2,310)
Change in due from affiliate, net	(1,257)	4,824	(1,200)

Net cash provided by (used in) investing activities	(4,247)	2,673	(3,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(26,500)	(34,000)	(34,000)

Net cash used in financing activities	(26,500)	(34,000)	(34,000)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-

CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$400	$7	$25

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Notes to Financial Statements

(Dollars in Thousands)

1.                     ORGANIZATION AND MANAGEMENT

Pennsylvania RSA No. 6 (II) Limited Partnership – Pennsylvania RSA No. 6 (II) Limited Partnership (the “Partnership”) was formed in 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania 6 (II) rural service area. Under the terms of the partnership agreement, the partnership expires on January 1, 2091.

The partners and their respective ownership percentages as of December 31, 2012, 2011 and 2010 are as follows:

General Partner:
Cellco Partnership* (“General Partner”)	51.13%

Limited Partners:
Cellco Partnership*	8.53%
Consolidated Communications Enterprise Services, Inc. **	23.67%
Venus Cellular Telephone Company, Inc.	16.67%

*Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

**Consolidated Communications Enterprise Services, Inc. (CCES) is a wholly-owned subsidiary of Consolidated Communications, Inc.

In accordance with the partnership agreement, Cellco is responsible for managing the operations of the partnership (See Note 5).

In 2012, management determined that Cellco Partnership’s ownership percentage should have separately reflected the General and Limited Partnership interests, in accordance with the partnership agreement. Net income, distributions and capital should have reflected the same separation. The financial statements should have disclosed that Cellco Partnership had a 51.13% General Partnership interest and an 8.53% Limited Partnership interest. Accordingly, the Statements of Changes in Partners’ Capital for 2011 and 2010 have been revised to allocate Cellco’s capital, net income and distributions between General Partner and Limited Partner interest. The net income for 2011 and 2010 presented below the Statements of Operations previously allocated $17,166 and $20,058, respectively, to the General Partner. The allocation should have been $14,713 and $17,190, respectively.  Additionally, the net income for 2011 and 2010 previously allocated to the Limiter Partner was $11,609 and $13,563, respectively. The allocation should have been $14,062 and $16,431, respectively.

2.                     SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies.

Revenue Recognition – The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

On January 1, 2011, the Partnership prospectively adopted the accounting standard updates regarding revenue recognition for multiple deliverable arrangements, and arrangements that include software elements. These updates require a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The residual method of revenue allocation is no longer permissible. These accounting standard updates do not change our units of accounting for bundled arrangements, nor do they materially change how we allocate arrangement consideration to our various products and services.  Accordingly, the adoption of these standard updates did not have a significant impact on the financial statements. Additionally, we do not currently foresee any changes to our products, services or pricing practices that will have a significant effect on the financial statements in periods after the initial adoption, although this could change.

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

Wireless bundled service plans primarily consist of wireless voice and data services. The bundling of a voice plan with a text messaging plan (“Talk & Text”), for example, creates a multiple deliverable arrangement consisting of a voice component and a data component in the form of text messaging. For these arrangements, revenue is allocated to each deliverable using a relative selling price method. Under this method, arrangement consideration is allocated to each separate deliverable based on our standalone selling price for each product or service, up to the amount that is not contingent upon providing additional services. For equipment sales, the Partnership currently subsidizes the cost of wireless devices. The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer. The equipment revenue is recognized up to the amount collected when the wireless device is sold.

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Cellular service revenues resulting from a cellsite agreement with Cellco are recognized based upon a rate per minute of use (See Note 5).

Operating Costs and Expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Retail Stores– The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Income Taxes – The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory – Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

Allowance for Doubtful Accounts – The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.

Property, Plant and Equipment – Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on mobile telephone switching offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

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

Other Assets – Other assets consist of a customer list acquired in 2008.  The Partnership amortizes the customer list over its expected useful life of 6 years using a method consistent with historical customer turnover rates.  As of December 31, 2012, the gross carrying value is $182 and the accumulated amortization is $155.  As of December 31, 2012, the scheduled amortization of the customer list for 2013 is $27.

FCC Licenses – The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in October 2020. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

Valuation of Assets – Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Cellco re-evaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses.

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $317 related to the spectrum leases). Cellco evaluated its wireless licenses for potential impairment as of December 15, 2012 and December 15, 2011. These evaluations resulted in no impairment of wireless licenses.

Concentrations – The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on historical net write-off experience. No single customer receivable is large enough to present a significant financial risk to the partnership.

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

Financial Instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Due from affiliate – Due from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Starting in 2011, interest income is based on the Applicable Federal Rate which was approximately .2% and .4% for the years ended December 31, 2012 and 2011, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 7.3% and 6.8% for the years ended December 31, 2012 and 2011, respectively.  For 2010, interest income or interest expense was based on the average monthly outstanding balance in this account and was calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8% for the year ended December 31, 2010. Included in net interest income is interest income of $15, $31 and $556 for the years ended December 31, 2012, 2011 and 2010, respectively, related to due from affiliate.

Distributions - The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Standards - During the first quarter of 2012, we adopted the accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on the financial statements.

During the first quarter of 2012, we adopted the accounting standard update regarding testing of goodwill for impairment. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of this standard did not have a significant impact on the financial statements.

Recent Accounting Standards - In July 2012, the accounting standard update regarding testing of intangible assets for impairment was issued. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired.  We will adopt this standard update during the first quarter of 2013.

The adoption of this standard is not expected to have a significant impact on the financial statements.

Subsequent Events – Events subsequent to December 31, 2012 have been evaluated through March 12, 2013, the date the financial statements were issued.

3.                     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2012 and 2011:

	2012	2011

Buildings and improvements (15-40 years)	$7,807	$6,603
Wireless plant and equipment (3-15 years)	21,421	22,732
Furniture, fixtures and equipment (3-10 years)	509	554
Leasehold improvements (5 years)	1,138	1,501

	30,875	31,390

Less: accumulated depreciation	18,463	19,942

Property, plant and equipment, net	$12,412	$11,448

Depreciation expense	$2,419	$2,592

Capitalized network engineering costs of $224 and $89 were recorded during the years ended December 31, 2012 and 2011, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $556 and $828 as of December 31, 2012 and 2011, respectively.

4.                     CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2012 and 2011:

	2012	2011

Accounts payable	$3,578	$3,103
Accrued liabilities	226	223
Accounts payable and accrued libilities	$3,804	$3,326

Advance billings and customer deposits consist of the following as of December 31, 2012 and 2011:

	2012	2011

Advance billings	$3,565	$3,300
Customer deposits	83	82
Advance billings and customer deposits	$3,648	$3,382

5.                     TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs if the Partnership operated on a standalone basis.

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

Equipment and other revenues - Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  Other revenues include cell sharing revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of Service - Cost of service includes roaming costs relating to customers roaming in other affiliated markets, cell sharing costs and switch costs that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 6 for further information regarding this arrangement.

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

6.                     COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2012, 2011 and 2010, the Partnership incurred a total of $1,604, $1,562 and $1,265, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2013	$1,160
2014	1,013
2015	992
2016	947
2017	833
2018 and thereafter	5,767

Total minimum payments	$10,712

On January 1, 2011, the Partnership entered into a 700 MHz upper band spectrum lease with Cellco. The lease includes an initial term extending through June 13, 2019 and a renewal option through June 13, 2029. The license, held by Cellco, is considered an indefinite-lived intangible as Cellco believes it will be able to meet all requirements necessary to secure renewal of this license. The Partnership accounts for this spectrum lease as an executory contract which is similar to an operating lease.

Based on the terms of the spectrum license lease as of December 31, 2012, future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount

2013	$285
2014	285
2015	285
2016	285
2017	285
2018 and thereafter	3,256

Total minimum payments	$4,681

The General Partner currently expects that the renewal option in the lease will be exercised.

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership. These represent legal obligations of Cellco.

7.                     CONTINGENCIES

Cellco and the Partnership are subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also currently defending lawsuits filed against it and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and the outcomes are not currently predictable.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2012 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

8.                     RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:

2012	$366	$270	$(493)	$143
2011	245	722	(601)	366
2010	184	584	(523)	245

******