Form 10-Q
period 2013-03-31
Consolidated Communications Holdings, Inc.
filed 2013-05-09
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer  ____   Accelerated filer    X

Non-accelerated filer ____ (Do not check if a smaller reporting company) Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No    X

On April 26, 2013, the registrant had 40,113,018 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended March 31,
	2013	2012

Net revenues	$156,295	$93,364

Operating expense:
Cost of services and products (exclusive of depreciation
and amortization)	58,332	35,864
Selling, general and administrative expenses	34,275	19,528
Financing and other transaction costs	179	4,822
Depreciation and amortization	35,111	22,137
Operating income	28,398	11,013

Other income (expense):
Interest expense, net of interest income	(24,600)	(14,600)
Investment income	8,784	6,466
Other, net	(107)	14
Income before income taxes	12,475	2,893

Income tax expense	5,593	1,009

Net income	6,882	1,884
Less: net income attributable to noncontrolling interest	99	125
Net income attributable to common shareholders	$6,783	$1,759

Net income per common share - basic and diluted	$0.17	$0.06

Dividends declared per common share	$0.39	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended March 31,
	2013	2012

Net income	$6,882	$1,884
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service cost to earnings, net of tax	474	449
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	419	995
Reclassification of realized loss to earnings, net of tax	1,839	8
Comprehensive income	9,614	3,336
Less: comprehensive income attributable to noncontrolling interest	99	125
Total comprehensive income attributable to common shareholders	$9,515	$3,211

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,624	$17,854
Accounts receivable, net	56,229	58,582
Income tax receivable	6,344	11,819
Deferred income taxes	9,000	9,000
Prepaid expenses and other current assets	13,444	11,269
Total current assets	93,641	108,524

Property, plant and equipment, net	902,260	908,236
Investments	110,752	109,750
Goodwill	604,988	604,988
Other intangible assets	47,300	49,530
Deferred debt issuance costs, net and other assets	12,975	13,800
Total assets	$1,771,916	$1,794,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,272	$14,967
Advance billings and customer deposits	28,433	28,592
Dividends payable	15,539	15,463
Accrued compensation	21,751	21,968
Accrued interest	11,534	2,962
Accrued expense	40,744	47,465
Current portion of long-term debt and capital lease obligations	9,612	9,596
Current portion of derivative liability	720	3,164
Total current liabilities	130,605	144,177

Long-term debt and capital lease obligations	1,206,065	1,208,248
Deferred income taxes	140,351	138,842
Pension and other postretirement obligations	153,540	156,710
Other long-term liabilities	10,503	10,746
Total liabilities	1,641,064	1,658,723

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,113,018 and 39,877,998, shares outstanding as of March 31, 2013 and December 31, 2012, respectively	399	399
Additional paid-in capital	169,231	177,315
Retained earnings	-	-
Accumulated other comprehensive loss, net	(43,052)	(45,784)
Noncontrolling interest	4,274	4,175
Total shareholders’ equity	130,852	136,105
Total liabilities and shareholders’ equity	$1,771,916	$1,794,828

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended March 31,
	2013	2012

Net cash provided by operating activities	$36,192	$21,619

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(27,517)	(10,043)
Purchases of investments	(84)	-
Proceeds from sale of assets	21	20
Other	-	92
Net cash used in investing activities	(27,580)	(9,931)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	13,000	-
Payment of capital lease obligation	(85)	(45)
Payment on long-term debt	(15,310)	(2,200)
Payment of financing costs	-	(5,083)
Dividends on common stock	(15,447)	(11,571)
Net cash used in financing activities	(17,842)	(18,899)

Decrease in cash and cash equivalents	(9,230)	(7,211)

Cash and cash equivalents at beginning of period	17,854	105,704

Cash and cash equivalents at end of period	$8,624	$98,493

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

Our Telephone Operations segment primarily consists of the delivery of a wide range of telecommunications services to residential and business customers. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing and Competitive Local Exchange Carrier (“CLEC”) services.  As of March 31, 2013, we had approximately 266 thousand access lines, 128 thousand voice connections, 250 thousand data and Internet connections and 107 thousand video connections.

Our Other Operations segment has consisted primarily of two non-core businesses, including telephone services to correctional facilities (“prison services”) and equipment sales. See the “Recent Business Developments” section below for information regarding our prison services business.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2012 Annual Report on Form 10-K filed with the SEC.

SureWest Merger

We completed the acquisition of SureWest Communications on July 2, 2012.  SureWest Communications results of operations are included within our results following the acquisition date.  For a more complete discussion of the transaction, refer to Note 2.

Recent Business Developments

Our prison services business, which is included in our Other Operations segment, provides telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections and to certain county jails.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace us as the provider of those services with a competitor. Although we challenged our competitor’s bid and the State’s decision to accept that bid in a variety of different forums, during the quarter ended March 31, 2013, the process of transitioning these services to another service provider was completed. All related assets have been assessed for recoverability in light of this change and we determined that no impairment was necessary. As of March 31, 2013, we continued to provide telephone services to a small number of county jails, primarily in Illinois. The county jail contracts periodically renew, however are separate from the State of Illinois contract. During 2012, the prison services contract comprised 82% of the operating revenues in our Other Operations segment, 5% of consolidated operating revenues and approximately 2% of consolidated operating income, excluding financing and other transaction fees.

Reclassifications

Certain amounts in our 2012 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2013 condensed consolidated financial statements. During the quarter ended March 31, 2013, the classification of certain items within accounts payable and accrued expense were reclassified on the condensed consolidated balance sheet.  These reclassifications had no impact on total current liabilities.

Recent Accounting Pronouncements

Effective January 1, 2013, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2012-02 (“ASU 2012-02”), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to perform an initial assessment of qualitative factors to determine whether it is more likely than not that a non-goodwill indefinite-lived intangible asset is impaired and thus whether it is necessary to calculate the asset’s fair value for the purpose of comparing it with the asset’s carrying amount. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (“OCI”). ASU 2013-2 requires disclosures for the (i) changes in components of accumulated OCI, (ii) effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (iii) cross references to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. For public companies, amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. In accordance with the provisions of this guidance, disclosures related to accumulated OCI can be found in Note 8.

2.         MERGER WITH SUREWEST COMMUNICATIONS

On July 2, 2012, we completed the merger with SureWest Communications (“SureWest”), which resulted in the acquisition of 100% of all the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  SureWest provides telecommunications services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas. The total purchase price of $550.8 million consisted of cash and assumed debt of $402.4 million and 9,965,983 shares of the Company’s common stock valued at the Company’s opening stock price on July 2, 2012 of $14.89, which totaled $148.4 million. We acquired SureWest to provide additional diversification of our revenues and cash flows.

Subsequent to the merger, the financial results of SureWest operations have been included in our condensed consolidated statement of income within the Telephone Operations segment.  For the quarter ended March 31, 2013, we paid change-in-control obligations to former members of the SureWest management team of $7.2 million that were previously recognized.  At March 31, 2013, unpaid obligations under the change-in-control agreements was $0.6 million, which is expected to be paid during the three months ended June 30, 2013.

The acquisition of SureWest has been accounted for using the acquisition method in accordance with the FASB’s Accounting Standards Codification Topic 805, Business Combinations.  Accordingly, the net assets acquired were recorded at their estimated fair values at July 2, 2012.  These values were derived from a preliminary purchase price allocation, which is subject to change based on the completed tax analysis.  The Company expects to complete the tax analysis by June 30, 2013, which may impact the fair values of the net assets acquired at the acquisition date during the measurement period.  During the quarter ended March 31, 2013, the Company recorded no adjustments to its preliminary purchase price allocation.

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

Quarter Ended
(In thousands, except per share amounts)	March 31, 2012
Operating revenues	$156,260
Income from operations	15,171
Net income	1,606
Less: income attributable to noncontrolling interest	125
Net income attributable to common shareholders	$1,481

Net income per common share - basic and diluted	$0.04

3.         EARNINGS PER SHARE

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
Net income	$6,882	$1,884
Less: net income attributable to noncontrolling interest	99	125
Net income attributable to common shareholders before allocation of earnings to participating securities	6,783	1,759
Less: earnings allocated to participating securities	132	65
Net income attributable to common shareholders	$6,651	$1,694

Weighted-average number of common shares outstanding	39,755	29,689

Net income per common share attributable to common shareholders - basic and diluted	$0.17	$0.06

An additional 0.2 million shares and 0.3 million shares were not included in the computation of potentially dilutive securities at March 31, 2013 and 2012, respectively, because their inclusion would have had an antidilutive effect.

4.   INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Cash surrender value of life insurance policies	$2,230	$2,045
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	4,986	5,023
Other	430	430
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	25,793	25,695
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,343	7,286
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,953	23,338
CVIN, LLC (13.63% interest)	1,617	1,533
Totals	$110,752	$109,750

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment during the quarter ended March 31, 2013 as no factors indicating impairment existed.  For the quarters ended March 31, 2013 and 2012, we received cash distributions from these partnerships totaling $4.0 million and $2.6 million, respectively.

CoBank, ACB (“CoBank”) is a cooperative bank owned by its customers.  On an annual basis, CoBank distributes patronage in the form of cash and stock in the cooperative based on the Company’s outstanding loan balance with CoBank, which has traditionally been a significant lender in the Company’s credit facility.  The investment in CoBank represents the accumulation of the equity patronage paid by CoBank to the Company.

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6 (I) and RSA 6 (II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended March 31, 2013 and 2012, we received cash distributions from these partnerships totaling $4.1 million and $3.6 million, respectively.

We have a 13.63% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  Because we have significant influence over the operating and financial policies of this entity, we account for this investment using the equity method.  During the quarter ended March 31, 2013, we made an additional capital investment of $0.1 million in this partnership.  We did not receive any distributions from this partnership during the quarters ended March 31, 2013 and 2012.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended
	March 31,
(In thousands)	2013	2012
Total revenues	$76,719	$72,336
Income from operations	23,973	19,692
Net income before taxes	23,985	19,710
Net income	23,985	19,605

	March 31,	December 31,
(In thousands)	2013	2012
Current assets	$55,820	$49,982
Non-current assets	76,884	79,529
Current liabilities	14,529	15,417
Non-current liabilities	1,415	1,351
Partnership equity	116,760	112,734

5.              FAIR VALUE MEASUREMENTS

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at March 31, 2013 and December 31, 2012 were as follows:

		As of March 31, 2013

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(720)	$–	$(720)	$–
Long-term interest rate swap liabilities	(3,591)	–	(3,591)	–
Totals	$(4,311)	$–	$(4,311)	$–

		As of December 31, 2012

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,164)	$–	$(3,164)	$–
Long-term interest rate swap liabilities	(3,919)	–	(3,919)	–
Totals	$(7,083)	$–	$(7,083)	$–

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates and the expiration of certain instruments at March 31, 2013.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$58,706	n/a	$57,852	n/a
Investments, at cost	$49,816	n/a	$49,853	n/a
Long-term debt	$1,210,918	$1,255,622	$1,213,000	$1,231,355

Cost & Equity Method Investments

Our investments at March 31, 2013 and December 31, 2012 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.     LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Senior secured credit facility:
Term Loan 2	$403,939	$404,961
Term Loan 3, net of discount of $4,902 and $5,088 at March 31, 2013 and December 31, 2012, respectively	508,810	509,912
Senior notes, net of discount of $1,831 and $1,873 at March 31, 2013 and December 31, 2012, respectively	298,169	298,127
Capital leases	4,759	4,844
	1,215,677	1,217,844
Less: current portion of long-term debt and capital leases	(9,612)	(9,596)
Total long-term debt	$1,206,065	$1,208,248

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $912.7 million at March 31, 2013.  The credit facility also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans.  As of March 31, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

Our term loans under the credit facility, as amended, were issued in separate tranches, resulting in different maturity dates and interest rate margins for each term loan.  The second term loan (“Term 2”) consists of an original aggregate principal amount of $409.1 million, matures on December 31, 2017 and currently has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan.  The Term 2 loan requires $1.0 million in quarterly principal payments, which began on March 31, 2012.  The third term loan (“Term 3”) consists of an original aggregate principal amount of $515.0 million, with a maturity date of December 31, 2018.  The Term 3 loan requires quarterly principal payments of $1.3 million which commenced March 31, 2013 and has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan subject to a 1.25% LIBOR floor. The Term 3 loan contains an original issuance discount of $5.2 million, which is being amortized over the term of the loan.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at March 31, 2013, the borrowing margin for the next three month period ending June 30, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. There were no borrowings or letters of credit outstanding under the revolving credit facility as of March 31, 2013 and December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.78% and 4.79% at March 31, 2013 and December 31, 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of March 31, 2013, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the unsecured Senior Notes (“Senior Notes”), described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the quarter ended March 31, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of March 31, 2013 and including the $15.4 million dividend declared in March 2013 and paid on May 1, 2013, we had $199.4 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2013, our total net leverage ratio under the credit agreement was 4.22:1.00, and our interest coverage ratio was 3.47:1.00.

Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the United States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount is being amortized over the term of the Senior Notes.  The proceeds of the sale of the Senior Notes were held in an escrow account prior to the closing of the SureWest transaction.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes.  On August 3, 2012, SureWest and its subsidiaries guaranteed the Senior Notes.

Senior Notes Covenant Compliance

The indenture governing the Senior Notes contains customary covenants for high yield notes, which limits Consolidated Communications, Inc.’s and its restricted subsidiaries’ ability to: incur debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  At March 31, 2013, this ratio, which is calculated differently than the comparable ratio under the credit agreement, was 3.97:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture. Since dividends of $61.9 million have been paid since May 30, 2012, at March 31, 2013 there was $95.6 million of the $157.5 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

Bridge Loan Facility

In connection with the acquisition of SureWest, in February 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package included a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”). As anticipated, permanent financing for the SureWest acquisition was funded by our Senior Note offering, as described above.  As a result, the $4.2 million commitment fee incurred for the Bridge Facility was capitalized as deferred debt issuance costs during the quarter ended March 31, 2012 and was amortized over the expected life of the Bridge Facility, which was four months.

Capital Leases

As of March 31, 2013, we had five capital leases, of which four expire in 2021 and one expires in 2015.  As of March 31, 2013, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.4 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $7.9 million as of March 31, 2013, of which $6.3 million will be paid to LATEL, a related party entity.

7.     DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates. Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  Derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet.  Certain of our interest rate swaps are designated as cash flow hedges of our expected future interest payments.  For derivative instruments designated as a cash flow hedges, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings.  The ineffective portion of the change in fair value of any hedging derivative is recognized immediately in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows.

The following interest rate swaps were outstanding at March 31, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$275,000	Other long-term liabilities	$(3,591)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(720)
Total Fair Values			$(4,311)

The following interest rate swaps were outstanding at December 31, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$200,000	Other long-term liabilities	$(2,758)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(1,069)
Forward starting fixed to 1-month floating LIBOR	75,000	Other long-term liabilities	(1,161)

De-designated Hedges:
Fixed to 3-month floating LIBOR	130,000	Current portion of derivative liability	(1,300)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Current portion of derivative liability	(16)
Fixed to 1-month floating LIBOR	200,000	Current portion of derivative liability	(779)
Total Fair Values			$(7,083)

At March 31, 2013 and December 31, 2012, the interest rate on approximately 41% and 69%, respectively, of our outstanding debt under the term loan credit facility was fixed through the use of interest rate swaps.

As of March 31, 2013, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

On December 4, 2012, $660,000 million notional interest rate swaps designated as cash flow hedges were de-designated in connection with an amendment to our credit agreement.  Prior to the de-designation, the effective portion of the change in fair value of these interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated was amortized to earnings over the remaining term of the swap agreements.  On December 31, 2012, $200,000 million notional interest rate swap agreements expired and the remainder expired on March 31, 2013.  Subsequent to December 4, 2012, changes in fair value of the de-designated swaps were recognized in earnings.  During the quarter ended March 31, 2013, a gain of $2.1 million was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2013	2012
Gain recognized in AOCI, pretax	$677	$1,576
Deferred losses reclassed from AOCI to interest expense	$(2,912)	$(12)
Gain arising from ineffectiveness reducing interest expense	$-	$16

	March 31,	December 31,
(In thousands, except months)	2013	2012
Aggregate notional value of current derivatives outstanding	$375,000	$630,000
Aggregate notional value of forward derivatives outstanding	$-	$75,000
Period through which derivative positions currently exist	March 2016	March 2016
Fair value of derivatives	$4,311	$7,083
Deferred losses included in AOCI (pretax)	$4,310	$7,899
Losses included in AOCI to be recognized in the next 12 months	$-	$2,912
Number of months over which loss in OCI is to be recognized	NA	3

8.     EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2013 and 2012:

	Quarter Ended
	March 31,
(In thousands)	2013	2012
Restricted stock	$456	$325
Performance shares	200	176
Total	$656	$501

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of March 31, 2013, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $5.9 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the quarter ended March 31, 2013:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2013	64,318	$18.33	58,221	$18.85
Shares granted	168,516	$17.13	66,504	$19.30
Non-vested shares outstanding - March 31, 2013	232,834		124,725

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the quarter ended March 31, 2013:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2012	$(40,581)	$(5,203)	$(45,784)
Other comprehensive income before reclassifications	-	419	419
Amounts reclassified from accumulated other comprehensive income	474	1,839	2,313
Net current period other comprehensive income	474	2,258	2,732
Balance at March 31, 2013	$(40,107)	$(2,945)	$(43,052)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarter ended March 31, 2013:

Amount
	Reclassified	Affected Line Item in the
(In thousands)	from AOCI	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$116	(a)
Actuarial loss	(891)	(a)
	(775)	Total before tax
	301	Tax benefit
	$(474)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(2,912)	Interest expense
	1,073	Tax benefit
	$(1,839)	Net of tax

(a)         These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans.  See Note 9 for additional details.

9.              PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  In April 2013, the Retirement Plan was amended to among other things: (i) change the benefit formula to a cash balance account as of May 1, 2013 and (ii) freeze entrance into the Retirement Plan so that no person is eligible to become a participant on or following May 1, 2013.

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

We also have two non-qualified supplemental retirement plans (“Supplemental Plans”): the Restoration Plan, which we acquired as part of our North Pittsburgh Systems, Inc. (“North Pittsburgh”) and TXU Communications Venture Company (“TXUCV”) acquisitions, and a Supplemental Executive Retirement Plan (“SERP”), which we acquired as part of our acquisition of SureWest.  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. Both plans have previously been frozen so that no person is eligible to become a new participant in the Supplemental Plans.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters ended March 31, 2013 and 2012:

	Quarter Ended
	March 31,
(In thousands)	2013	2012
Service cost	$304	$357
Interest cost	3,862	2,641
Expected return on plan assets	(5,151)	(2,611)
Net amortization loss	891	809
Prior service credit amortization	(71)	(41)
Net periodic pension (benefit) cost	$(165)	$1,155

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for the three month period ended March 31, 2013 and 2012, respectively.  The net present value of the remaining obligations was approximately $2.1 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 37 life insurance policies on certain of the participating former directors and employees.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.2 million at March 31, 2013 and $2.0 million at December 31, 2012. These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

	Quarter Ended
	March 31,
(In thousands)	2013	2012
Service cost	$232	$213
Interest cost	391	414
Expected return on plan assets	(58)	-
Net prior service credit amortization	(45)	(47)
Net periodic postretirement benefit cost	$520	$580

Contributions

We expect to contribute approximately $11.5 million to our pension plans and $2.5 million to our other post-retirement plans in 2013.  As of March 31, 2013, we have contributed $1.8 million and $0.8 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.  INCOME TAXES

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2012.  As of March 31, 2013 and December 31, 2012, the amount of unrecognized tax benefits was $1.2 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $0.8 million.  A decrease of the full amount of unrecognized tax benefits and $0.2 million of related accrued interest is expected in the third quarter of 2013 due to the expiration of federal and state statute of limitations.  The tax benefit attributable to the decrease in unrecognized tax benefits will not have a significant effect on the Company’s effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At March 31, 2013, we had no material liability for interest or penalties and had no material interest or penalty expense.

The only periods subject to examination for our federal return are years 2009 through 2012.  The periods subject to examination for our state returns are years 2005 through 2011.  We are currently under examination by federal and state taxing authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

Our effective tax rate was 44.8% and 34.9% for the quarters ended March 31, 2013 and 2012, respectively.  For the quarter ended March 31, 2013, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible compensation in relation to the acquisition of SureWest.  Exclusive of this adjustment, our effective tax rate for the three months ended March 31, 2013 would have been approximately 37.2%.

11.  COMMITMENTS AND CONTINGENCIES

Prior to the completion of the SureWest Merger on July 2, 2012, six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp., SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified monetary damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal Court entered an order staying the Broering action for 90 days.  The federal Court subsequently extended the stay of the Broering action until June 1, 2013.  On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $0.525 million, to be paid by the Company and SureWest and its insurer.  On December 20, 2012, the court issued a ruling preliminarily approving the proposed settlement.  Notice of the proposed settlement was thereafter given to the SureWest shareholders.  Eight shareholders representing approximately 4,500 shares of SureWest stock opted-out of the settlement class.  A final hearing on the proposed settlement was held before the court on March 28, 2013.  On April 5, 2013, the court issued a final judgment for $0.525 million, of which the Company is to pay approximately $0.2 million, with the balance to be paid by SureWest and its insurer.  In accordance with the terms of the final judgment, on April 17, 2013 the Company disbursed its portion of the settlement. Pursuant to the settlement and the terms of the final judgment, the consolidated state court actions are now concluded, and the claims of all shareholders who did not opt-out of the settlement have been released and discharged.  In accordance with the settlement, the Broering action pending in federal court was voluntarily dismissed on April 16, 2013.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court granted, in part, Consolidated’s motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. The court has set a tentative trial date for early November 2013.  Additional discovery will be taken prior to that time.

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

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  Since that decision, Securus has replaced the Company as the provider of telephone service at the Illinois Department of Corrections facilities.  We challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory ruling request filed with the Illinois Commerce Commission, which was granted on April 9, 2013 and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. Our efforts to challenge our competitors bid and the States decision to accept the bid have not been successful.  As of March 31, 2013 the process to transition these services to our competitor was complete.

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

12.  BUSINESS SEGMENTS

The Company is viewed and managed as two separate, but highly integrated, reportable business segments: “Telephone Operations” and “Other Operations”. Telephone Operations consists of a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  The financial results of SureWest are included in the Telephone Operations segment as of the date acquisition.  The Company also operates two complementary non-core businesses that comprise “Other Operations”, including telephone services to correctional facilities and equipment sales.  As discussed in Note 1, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning these services to another service provider was completed during the quarter ended March 31, 2013.  Management evaluates the performance of these business segments based upon net revenue and operating income.

	Quarter Ended
	March 31,
(In thousands)	2013	2012
Telephone operations	$150,346	$85,083
Other operations	5,949	8,281
Total net revenue	156,295	93,364

Operating expense - telephone operations	86,508	52,888
Operating expense - other operations	6,278	7,326
Total operating expense	92,786	60,214

Depreciation and amortization - telephone operations	34,793	21,929
Depreciation and amortization - other operations	318	208
Total depreciation expense	35,111	22,137

Operating income - telephone operations	29,045	10,266
Operating income - other operations	(647)	747
Total operating income	28,398	11,013

Interest expense, net of interest income	(24,600)	(14,600)
Investment income	8,784	6,466
Other, net	(107)	14
Income before taxes	$12,475	$2,893

Capital expenditures:
Telephone operations	$27,505	$9,970
Other operations	12	73
Total	$27,517	$10,043

	March 31,	December 31,
	2013	2012
Total assets:
Telephone operations (1)	$1,770,462	$1,792,585
Other operations	1,454	2,243
Total	$1,771,916	$1,794,828

(1)Included within the telephone operations segment assets are our equity method investments totaling $58.7 million and $57.9 million at March 31, 2013 and December 31, 2012, respectively.

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, Inc., SureWest Broadband, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Kansas Holdings, Inc., SureWest Fiber Ventures, LLC, SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC and SureWest Kansas Purchasing, LLC, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, and condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2013 and 2012 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheet

(amounts in thousands)

	March 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,394	$3,215	$2,015	$-	$8,624
Accounts receivable, net	19	126	48,477	7,607	-	56,229
Income taxes receivable	12,296	(1,129)	(2,385)	(2,438)	-	6,344
Deferred income taxes	(51)	(310)	8,985	376	-	9,000
Prepaid expenses and other current assets	-	-	13,075	369	-	13,444
Total current assets	12,264	2,081	71,367	7,929	-	93,641

Property, plant and equipment, net	-	-	849,855	52,405	-	902,260

Intangibles and other assets:
Investments	-	3,604	107,133	15	-	110,752
Investments in subsidiaries	978,499	238,349	11,510	-	(1,228,358)	-
Goodwill	-	-	538,807	66,181	-	604,988
Other intangible assets	-	-	38,213	9,087	-	47,300
Deferred debt issuance costs, net and other assets	-	11,319	1,656	-	-	12,975
Total assets	$990,763	$255,353	$1,618,541	$135,617	$(1,228,358)	$1,771,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$2,272	$-	$-	$2,272
Advance billings and customer deposits	-	-	25,917	2,516	-	28,433
Dividends payable	15,539	-	-	-	-	15,539
Accrued compensation	36	-	19,780	1,935	-	21,751
Accrued interest	-	11,516	13	5	-	11,534
Accrued expense	183	-	37,467	3,094	-	40,744
Current portion of long term debt and capital lease obligations	-	9,240	315	57	-	9,612
Current portion of derivative liability	-	720	-	-	-	720
Total current liabilities	15,758	21,476	85,764	7,607	-	130,605

Long-term debt and capital lease obligations	-	1,201,678	3,525	862	-	1,206,065
Advances due to/from affiliates, net	853,399	(1,949,910)	1,121,410	(24,899)	-	-
Deferred income taxes	(2,358)	(2,240)	135,974	8,975	-	140,351
Pension and postretirement benefit obligations	-	-	124,115	29,425	-	153,540
Other long-term liabilities	118	3,591	6,505	289	-	10,503
Total liabilities	866,917	(725,405)	1,477,293	22,259	-	1,641,064

Shareholders’ equity:
Common Stock	399	-	17,411	30,000	(47,411)	399
Other shareholders’ equity	123,447	980,758	119,563	83,358	(1,180,947)	126,179
Total Consolidated Communications Holdings, Inc. shareholders’ equity	123,846	980,758	136,974	113,358	(1,228,358)	126,578
Noncontrolling interest	-	-	4,274	-	-	4,274
Total shareholders’ equity	123,846	980,758	141,248	113,358	(1,228,358)	130,852
Total liabilities and shareholders’ equity	$990,763	$255,353	$1,618,541	$135,617	$(1,228,358)	$1,771,916

Condensed Consolidating Balance Sheet

(amounts in thousands)

	December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$6,577	$8,530	$2,747	$-	$17,854
Accounts receivable, net	19	457	50,108	7,998	-	58,582
Income taxes receivable	4,258	-	7,685	(124)	-	11,819
Deferred income taxes	(51)	(310)	8,985	376	-	9,000
Prepaid expenses and other current assets	-	-	10,855	414	-	11,269
Total current assets	4,226	6,724	86,163	11,411	-	108,524

Property, plant and equipment, net	-	-	855,722	52,514	-	908,236

Intangibles and other assets:
Investments	-	3,641	106,094	15	-	109,750
Investments in subidiaries	958,199	219,955	11,234	-	(1,189,388)	-
Goodwill	-	-	538,807	66,181	-	604,988
Other intangible assets	-	-	40,443	9,087	-	49,530
Deferred debt issuance costs, net and other assets	-	12,788	1,012	-	-	13,800
Total assets	$962,425	$243,108	$1,639,475	$139,208	$(1,189,388)	$1,794,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$14,967	$-	$-	$14,967
Advance billings and customer deposits	-	-	26,069	2,523	-	28,592
Dividends payable	15,463	-	-	-	-	15,463
Accrued compensation	36	-	19,919	2,013	-	21,968
Accrued interest	-	2,943	14	5		2,962
Accrued expense	235	430	42,861	3,939	-	47,465
Current portion of long term debt and capital lease obligations	-	9,242	300	54	-	9,596
Current portion of derivative liability	-	3,164	-	-	-	3,164
Total current liabilities	15,734	15,779	104,130	8,534	-	144,177

Long-term debt and capital lease obligations	-	1,203,760	3,611	877	-	1,208,248
Advances due to/from affiliates, net	817,119	(1,934,977)	1,137,157	(19,299)	-	-
Deferred income taxes	(2,357)	(3,571)	135,891	8,879	-	138,842
Pension and postretirement benefit obligations	-	-	125,706	31,004	-	156,710
Other long-term liabilities	-	3,919	6,587	240	-	10,746
Total liabilities	830,496	(715,090)	1,513,082	30,235	-	1,658,723

Shareholders’ equity:
Common Stock	399	-	17,411	30,000	(47,411)	399
Other shareholders’ equity	131,530	958,198	104,807	78,973	(1,141,977)	131,531
Total Consolidated Communications Holdings, Inc. shareholders’ equity	131,929	958,198	122,218	108,973	(1,189,388)	131,930
Noncontrolling interest	-	-	4,175	-	-	4,175
Total shareholders’ equity	131,929	958,198	126,393	108,973	(1,189,388)	136,105
Total liabilities and shareholders’ equity	$962,425	$243,108	$1,639,475	$139,208	$(1,189,388)	$1,794,828

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Quarter Ended March 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(7)	$142,822	$17,028	$(3,548)	$156,295

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	58,141	3,444	(3,253)	58,332
Selling, general and administrative expenses	948	31	28,862	4,729	(295)	34,275
Financing and other transaction costs	179	-	-	-	-	179
Depreciation and amortization	-	-	32,852	2,259	-	35,111
Operating income (loss)	(1,127)	(38)	22,967	6,596	-	28,398

Other income (expense):
Interest expense, net of interest income	6	(24,497)	(110)	1	-	(24,600)
Intercompany interest income (expense)	(20,433)	27,608	(7,329)	154	-	-
Investment income	-	(37)	8,821	-	-	8,784
Equity in earnings of susidiaries, net	20,300	18,393	276		(38,969)	-
Other, net	-	-	(98)	(9)	-	(107)

Income (loss) before income taxes	(1,254)	21,429	24,527	6,742	(38,969)	12,475

Income tax expense (benefit)	(8,037)	1,129	9,987	2,514	-	5,593
Net income (loss)	6,783	20,300	14,540	4,228	(38,969)	6,882
Less: net income attributable to noncontrolling interest	-	-	99	-	-	99
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$6,783	$20,300	$14,441	$4,228	$(38,969)	$6,783

Total comprehensive income (loss) attributable to common shareholders	$6,783	$22,558	$14,759	$4,384	$(38,969)	$9,515

	Quarter Ended March 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$7	$79,758	$17,109	$(3,510)	$93,364

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	35,808	3,566	(3,510)	35,864
Selling, general and administrative expenses	534	30	14,947	4,017	-	19,528
Financing and other transaction costs	679	4,143	-	-	-	4,822
Depreciation and amortization	-	-	18,456	3,681	-	22,137
Operating income (loss)	(1,213)	(4,166)	10,547	5,845	-	11,013
Other income (expense):
Interest expense, net of interest income	-	(14,302)	(279)	(19)	-	(14,600)
Intercompany interest income (expense)	(10,892)	20,081	(9,252)	63		-
Investment income	-	62	6,399	5	-	6,466
Equity in earnings of susidiaries, net	9,236	8,366	337	-	(17,939)	-
Other, net	-	1	13		-	14
Income (loss) before income taxes	(2,869)	10,042	7,765	5,894	(17,939)	2,893
Income tax expense (benefit)	(4,628)	806	2,671	2,160	-	1,009
Net income (loss)	1,759	9,236	5,094	3,734	(17,939)	1,884
Less: net income attributable to noncontrolling interest	-	-	125	-	-	125
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$1,759	$9,236	$4,969	$3,734	$(17,939)	$1,759

Total comprehensive income (loss) attributable to common shareholders	$1,759	$10,239	$5,267	$3,885	$(17,939)	$3,211

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Quarter Ended March 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(20,835)	$14,062	$35,968	$6,997	$36,192

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(25,382)	(2,135)	(27,517)
Purchase of investments	-	-	(84)	-	(84)
Proceeds from sale of assets	-	-	4	17	21
Other		-	-		-
Net cash used in investing activities	-	-	(25,462)	(2,118)	(27,580)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	13,000	-	-	13,000
Payment of capital lease obligation	-	-	(73)	(12)	(85)
Payment on long-term debt	-	(15,310)	-	-	(15,310)
Dividends on common stock	(15,447)	-	-	-	(15,447)
Transactions with affiliates, net	36,282	(14,935)	(15,748)	(5,599)	-
Net cash provided by (used in) financing activities	20,835	(17,245)	(15,821)	(5,611)	(17,842)
Decrease in cash and cash equivalents	-	(3,183)	(5,315)	(732)	(9,230)
Cash and cash equivalents at beginning of period	-	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$-	$3,394	$3,215	$2,015	$8,624

	Quarter Ended March 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(15,543)	$10,662	$17,303	$9,197	$21,619

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(8,953)	(1,090)	(10,043)
Proceeds from sale of assets	-	-	20	-	20
Other	-	-	92	-	92
Net cash used in investing activities	-	-	(8,841)	(1,090)	(9,931)

Cash flows from financing activities:
Payment of capital lease obligation	-	-	(34)	(11)	(45)
Payment on long-term debt	-	(2,200)	-	-	(2,200)
Payment of financing costs	-	(5,083)	-	-	(5,083)
Dividends on common stock	(11,571)	-	-	-	(11,571)
Transactions with affiliates, net	27,114	(10,638)	(8,423)	(8,053)	-
Net cash provided by (used in) financing activities	15,543	(17,921)	(8,457)	(8,064)	(18,899)
Increase (decrease) in cash and cash equivalents	-	(7,259)	5	43	(7,211)
Cash and cash equivalents at beginning of period	-	103,369	80	2,255	105,704
Cash and cash equivalents at end of period	$-	$96,110	$85	$2,298	$98,493

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements included in this report, including that which relates to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements reflect, among other things, our expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward looking statements necessarily involve assumptions on our part.  These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward looking statements. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2013 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Telephone Operations Segment

Our Telephone Operations segment generated approximately 96% of our consolidated operating revenues during the quarter ended March 31, 2013, primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers. Revenues in the Telephone Operations segment increased $65.3 million during the quarter ended March 31, 2013 compared to the same period in 2012, primarily from the SureWest acquisition and growth in data, video and Internet connections. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of March 31, 2013, our video service was available to approximately 525,000 homes in Illinois, Texas, Pennsylvania, California, Kansas and Missouri markets. As of March 31, 2013, approximately 21% of the homes in the areas we serve subscribe to our video service. Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds of up to 50 megabits per second, depending on the geographic market availability. As of March 31, 2013, approximately 30% of the homes in the areas we serve subscribe to our data service.

The increase in Telephone Operations revenues during the quarter ended March 31, 2013 was offset in part by an anticipated industry wide trend of a decline in access lines and related use of services.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Progressively, consumers are utilizing over-the-top services to download and watch television shows of interest to them on their computers. Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.

Other Operations Segment

Our Other Operations segment is comprised of non-core business activities including prison services and business systems.  Prison services, which operates primarily in Illinois, provides local and long-distance telephone service and automated calling service to inmates incarcerated at facilities operated by the Illinois Department of Corrections and to certain county jails.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace us as the provider of those services with a competitor.  Although we challenged our competitor’s bid and the State’s decision to accept that bid in a variety of different forums, during the quarter ended March 31, 2013 the process of transitioning these services to another service provider was completed. All related assets have been assessed for recoverability in light of this change and we determined that no impairment was necessary.  As of March 31, 2013, we continued to provide telephone services to a small number of county jails, primarily in Illinois. The county jail contracts periodically renew, however are separate from the State of Illinois contract. During 2012, the prison services contract comprised 82% of the operating revenues in our Other Operations segment, 5% of consolidated operating revenues and approximately 2% of consolidated operating income, excluding financing and other transaction fees.  Business systems sells and supports telecommunications equipment to business customers in Texas and Illinois.

Consolidated Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2013 and 2012.

Financial Data

	Quarter Ended March 31,
			$	%
(In millions, except for percentages)	2013	2012	Change	Change
Revenue
Telephone operations	$150.4	$85.1	$65.3	77%
Other operations	5.9	8.3	(2.4)	(29)
Total operating revenue	156.3	93.4	62.9	67
Expenses
Telephone operations	86.3	48.2	38.1	79
Other operations	6.3	7.3	(1.0)	(14)
Transaction/debt refinancing costs	0.2	4.8	(4.6)	(96)
Depreciation and amortization	35.1	22.1	13.0	59
Total operating expense	127.9	82.4	45.5	55
Income from operations	28.4	11.0	17.4	158
Interest expense, net	(24.6)	(14.6)	(10.0)	(68)
Other income	8.7	6.5	2.2	34
Income tax expense	5.6	1.0	4.6	460
Net income	6.9	1.9	5.0	263
Net income attributable to noncontrolling interest	0.1	0.1	-	0
Net income attributable to common shareholders	$6.8	$1.8	$5.0	278

Adjusted EBITDA (1)	$74.1	$46.3	$27.8	60%

(1)    A non-GAAP measure.  See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2013	2012	Change	% Change
ILEC access lines
Residential	152,644	136,607	16,037	12%
Business	113,211	89,560	23,651	26
Total	265,855	226,167	39,688	18

Voice connections (1)
Residential	77,515	2,261	75,254	3,328
Business	50,351	52,232	(1,881)	(4)
Total	127,866	54,493	73,373	135

Data and internet connections (2)	250,350	136,047	114,303	84
Video connections (2)	107,475	35,337	72,138	204
Total connections	751,546	452,044	299,502	66

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

Consolidated operating revenue increased $62.9 million during the quarter ended March 31, 2013 compared to the same period in 2012 primarily due to the SureWest acquisition.  The SureWest operations accounted for $67.0 million of the quarterly increase in operating revenues.  The acquisition of SureWest provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.  Excluding the addition of the operations for SureWest, consolidated operating revenues decreased $4.1 million during the quarter ended March 31, 2013 primarily as a result of a decline in operating revenues in our Other Operations segment of $2.4 million.  As described above, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning these services to another service provider was completed during the quarter ended March 31, 2013.  Operating revenues in our Telephone Operations segment also decreased $1.7 million (excluding the addition of SureWest) as a result of a decline in our traditional wireline telephone business due to the continued decrease in access lines.  However, this decrease was mitigated by an 8% increase in video, data and Internet revenue as we continue to grow our broadband services.  Data and Internet connections and video connections increased 7% and 9% as of March 31, 2013, respectively.  With the acquisition of SureWest, total video, data and Internet connections have more than doubled as of March 31, 2013 compared to 2012.  We anticipate that video, data and Internet revenues will continue to increase and comprise a greater percentage of consolidated operating revenues as a result of growth opportunities from the acquisition of SureWest and as a result of the rising consumer and business demand for data based services.

As discussed in the “Regulatory Matters” section below, our operating revenues are also impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies revenue we receive.  A number of proceedings and recent orders relate to universal service reform, intercarrier compensation and network access charges.  There are various ongoing legal challenges to the orders that have been issued.  As a result, it is not yet possible to determine fully the impact of the regulatory changes on our operations.

Operating expenses increased $45.5 million during the quarter ended March 31, 2013 compared to the same period in 2012 primarily due to the SureWest acquisition.  During the quarter ended March 31, 2013, the SureWest operations accounted for $56.9 million of the quarterly increase in operating expenses.  Excluding the addition of the operations for SureWest, operating expenses decreased $11.4 million primarily due to a decline in transaction costs of $4.6 million related to the acquisition of SureWest in 2012 and a decrease in depreciation and amortization expense of $6.1 million. Operating revenues and expenses by segment are discussed below.

Reclassifications

Certain amounts in our 2012 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2013 condensed consolidated financial statements. During the quarter ended March 31, 2013, the classification of certain items within accounts payable and accrued expense were reclassified on the condensed consolidated balance sheet.  These reclassifications had no impact on total current liabilities.

In addition, the calculation of certain key operating statistics was revised during the third quarter of 2012 to reflect a new methodology for the Company following the acquisition of SureWest.  Accordingly, prior period operating statistics have been revised to conform to the current practice.

Segment Results of Operations

Telephone Operations

	Quarter Ended March 31,
			$	%
(In millions, except for percentages)	2013	2012	Change	Change
Revenue
Local calling services	$26.3	$19.9	$6.4	32%
Network access services	29.7	19.8	9.9	50
Subsidies	13.4	11.5	1.9	17
Long-distance services	4.6	3.5	1.1	31
Video, Data and Internet services	66.9	22.0	44.9	204
Other services	9.5	8.4	1.1	13
Total operating revenue	150.4	85.1	65.3	77
Expenses
Cost of services and products	54.0	30.0	24.0	80
Selling, general and administrative costs	32.3	18.2	14.1	77
Financing and other transaction costs	0.2	4.8	(4.6)	(96)
Depreciation and amortization	34.8	21.9	12.9	59
Total operating expense	121.3	74.9	46.4	62
Income from operations	$29.1	$10.2	$18.9	185

Telephone Operations Operating Revenue

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue increased $6.4 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily due to the acquisition of SureWest. Excluding the addition of SureWest revenues, local calling services decreased $2.3 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily due to a 2% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to market forces and through our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and wireless backhaul services.  Network access services revenue increased $9.9 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily as a result of the acquisition of SureWest, which accounted for $10.8 million of the current year quarter increase.  Excluding the addition of the SureWest revenues, network access services decreased $0.9 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily due to a decline in switched access revenue.  As described in the “Regulatory Matters” section below, network access revenues were impacted by a decline in intrastate rates as a result of the intercarrier compensation (“ICC”) reform which became effective in July 2012.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $1.9 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily as a result of the addition of revenue from the acquisition of SureWest of $1.4 million and the addition of revenues from the Connect America Fund (“CAF”), which was implemented by the Federal Communications Commission (“FCC”) in July 2012.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers. Long-distance services revenue increased $1.1 million during the quarter ended March 31,

2013, compared to the same period in 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, long distance services decreased $0.4 million during the quarter ended March 31, 2013, compared to the same period in 2012.  The decrease in long distance revenue is primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

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

Video, data and Internet revenue increased $44.9 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily as a result of the acquisition of SureWest, which accounted for $43.2 million of the current year quarter increase.  The remaining increase in revenue was due to the continued growth in data and Internet connections and video connections, which increased 7% and 9% as of March 31, 2013, respectively.  Video, data and Internet revenue comprised 43% of our quarterly consolidated revenues at March 31, 2013, as compared to 24% at March 31, 2012.  We expect video, data and Internet service revenue to continue to grow as the consumer and business demand for data based services continues to increase.

Other Services

Other services include revenues from telephone directory publishing, wholesale transport services, billing and collection services and inside wiring service and maintenance.  Other services revenue increased $1.1 million during the quarter ended March 31, 2013, compared to the same period in 2012.  The increase in other services revenue was primarily due to the acquisition of SureWest and an increase in transport services, which were offset in part by a decline in directory publishing revenues.

Telephone Operations Operating Expenses

Cost of Services and Products

Cost of services and products increased $24.0 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily due to the addition of the operations for SureWest of $24.9 million as well as higher costs associated with video programming.  Video programming costs continue to increase due to the growth in video connections and an increase in costs per program channel.  During the quarter ended March 31, 2013, the increase in video programming costs was offset by a reduction in access costs due to the decline in access lines and usage.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $14.1 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily due to the addition of the operations for SureWest of $12.9 million.  The remaining increase in selling, general and administrative costs was due primarily to an increase in professional fees for audit and legal services.

Transaction/Debt refinancing costs

In connection with the acquisition of SureWest, we incurred $4.8 million of transaction related fees which were recognized as financing and other transaction costs during the quarter ended March 31, 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $12.9 million during the quarter ended March 31, 2013, compared to the same period in 2012 primarily due to the addition of the operations for SureWest of $19.1 million.  Excluding the addition of the operations for SureWest, depreciation and amortization expense decreased $6.2 million during the quarter ended March 31, 2013 compared to the same period in 2012 as a result of certain intangible assets and network and outside plant equipment becoming fully amortized or depreciated during 2012.

Regulatory Matters

Revenues subject to broad Federal or state regulation, which include such telecommunications services as local telephone service, network access service and toll service, are derived from various sources, including:

•                  business and residential subscribers of basic exchange services;

•                  surcharges mandated by state commissions;

•                  long distance carriers, for network access service;

•                  competitive access providers and commercial enterprises for network access service;

•                  interstate pool settlements from the National Exchange Carrier Association (“NECA”); and

•                  support payments from federal or state programs.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  We received $13.4 million and $11.5 million, in the aggregate, from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund, and the Texas Universal Service Fund during the quarters ended March 31, 2013 and 2012, respectively. The increase in the Universal Service subsidies received during the quarter ended March 31, 2013 compared to the same period in 2012 was primarily due to the acquisition of SureWest and the new subsidies received from the CAF, as described below.

Under current FCC rules governing rate making, our California ILEC is required to establish rates for its interstate telecommunications services based on projected demand usage for the various services.  We project our earnings through the use of annual cost separation studies, which utilize estimated total cost information and projected demand usage. Carriers are required to follow FCC rules in the preparation of these annual studies.  We determine actual earnings from its interstate rates as actual volumes and costs become known.  Under current federal rules, we will be required to convert our California ILEC from a rate of return to a price cap company by July 1, 2013.

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/CAF and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband.  Initially, the second phase was anticipated to be implemented July 1, 2013.  It is now anticipated that implementation will likely occur no sooner than January 2014. We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, during the quarter ended March 31, 2013 our network access revenues decreased approximately $475 thousand.  There was no impact to network access revenues for the quarter ended March 31, 2012 as provisions of the Order were not in effect during that period.

State Matters

California

In an ongoing proceeding relating to the New Regulatory Framework, the California Public Utilities Commission (“CPUC”) adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state.  Subsequently, the CPUC issued a ruling temporarily deferring the proceeding.  The status on when the CPUC may open this proceeding is unclear and on hold at this time. The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.  The Company will continue to monitor this matter.

Pennsylvania

In 2011, the Pennsylvania Public Utilities Commission (“PAPUC”) issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, beginning in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC has indicated that it will address state universal funding in 2013 pending any state legislative activity that may occur in the 2013 legislative session.  The Company will continue to monitor this matter.

Texas

The Texas Public Utilities Regulatory Act (“PURA”) directs the Public Utilities Commission of Texas (“PUCT”) to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost by providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.

Our Texas ILECs receive two state funds, the small and rural incumbent local exchange company plan (“HCF”) and the high cost assistance fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

In September 2011, the Texas state legislature passed SB980/HB2603 which, among other things, mandated the PUCT to review the Universal Service Fund and issue recommendations by January 1, 2013 with the intent to effectively eliminate the HCF.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013; and (ii) rural and urban local rate benchmarks be developed.  The large company fund was completed in September 2012 and the PUCT currently has a docketed proceeding to address the small company fund participants.  The proceeding should be completed by December 2013.  The elimination of the frozen line counts is not expected to impact funding until the fourth quarter of 2013.  The potential impact on funding related to the urban benchmark is pending the docketed proceeding as well as potential legislative action.  The Company will continue to monitor this matter.

Other Regulatory Matters

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. The FCC and state commissions have authority to issue rules and regulations related to our business.  A number of proceedings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, intercarrier compensation, broadband deployment, consumer protection and universal service reform.  Some proceedings may authorize new services to compete with our existing services.  Proceedings that relate to our cable television operations include rulemakings on set top boxes, carriage of programming, industry consolidation and ways to promote additional competition.  There are various on-going legal challenges to the scope or validity of FCC orders that have been issued.  As a result, it is not yet possible to determine fully the impact of the related FCC rules and regulations on our operations.

Other Operations

	Quarter Ended March 31,
			$	%
(In millions, except for percentages)	2013	2012	Change	Change
Revenue	$5.9	$8.3	$(2.4)	(29)%
Expenses
Cost of services and products	4.3	5.9	(1.6)	(27)
Selling, general and administrative costs	2.0	1.4	0.6	43
Depreciation and amortization	0.3	0.2	0.1	50
Total operating expense	6.6	7.5	(0.9)	(12)
Income (loss) from operations	$(0.7)	$0.8	$(1.5)	(188)

Other Operations Revenue

Other Operations revenue decreased $2.4 million during the quarter ended March 31, 2013, compared to the same period in 2012 due primarily to a decline in revenue for prison services.  As described in the Overview section above, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning these services to another service provider was completed during the quarter ended March 31, 2013.

Other Operations Operating Expenses

Cost of services and products decreased $1.6 million during the quarter ended March 31, 2013, compared to the same period in 2012 as a result of a decline in access expense and state sales commissions associated with the discontinued prison services contract.

Selling, general and administrative expense increased $0.6 million during the quarter ended March 31, 2013, compared to the same period in 2012 due to additional costs incurred in 2013 for legal fees and restructuring costs related to the prison services contract.

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $10.0 million during the quarter ended March 31, 2013, compared to the same period in 2012.  The increase in interest expense was due primarily to an increase in total debt outstanding as a result of the acquisition of SureWest in 2012, which included the issuance of incremental term loans under our credit facility in December 2012 and the issuance of a $300.0 million Senior Note offering in May 2012, as described in the Liquidity and Capital Resources section below.  An increase in interest rates on outstanding borrowings under our credit facility, which was amended in December 2012 to extend the maturity dates, also contributed to the increase in interest expense during the current year period.  However, financing costs declined as the quarter ended March 31, 2012 included $3.1 million of amortized financing costs for the temporary bridge loan facility obtained to fund the SureWest acquisition.

Investment income increased $2.3 million during the quarter ended March 31, 2013, compared to the same period in 2012, primarily due to higher earnings from our wireless partnership interests.

Income Taxes

Income taxes increased $4.6 million during the quarter ended March 31, 2013, compared to the same period in 2012.  Our effective rate was 44.8% and 34.9% for the three month periods ended March 31, 2013 and 2012, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to non-

deductible compensation in relation to the acquisition of SureWest.  Exclusive of this adjustment, our effective tax rate for the three months ended March 31, 2013 would have been approximately 37.2%.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31,
(In thousands)	2013	2012
Net cash provided by operating activities Adjustments:	$36,192	$21,619
Compensation from restricted share plan	(656)	(501)
Other adjustments, net	(2,169)	(3,149)
Changes in operating assets and liabilities	8,626	6,052
Interest expense, net	24,600	14,600
Income taxes	5,593	1,009
EBITDA	72,186	39,630

Adjustments to EBITDA:
Other, net (1)	(6,827)	(48)
Investment distributions (2)	8,101	6,211
Non-cash compensation (3)	656	501
Adjusted EBITDA	$74,116	$46,294

(1)       Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, transaction related costs including severance and certain other miscellaneous items.

(2)       Includes all cash dividends and other cash distributions received from our investments.

(3)       Represents compensation expenses in connection with the issuance of stock awards, which because of the non-cash nature of these expenses are excluded from adjusted EBITDA.

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows provided by (used in):
Operating activities	$36,192	$21,619
Investing activities	(27,580)	(9,931)
Financing activities	(17,842)	(18,899)
Decrease in cash and cash equivalents	$(9,230)	$(7,211)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $36.2 million during the three-month period ended March 31, 2013, an increase of $14.6 million compared to the same period in 2012.  Cash provided by operating activities increased as a result of the additional cash flows provided by the addition of the SureWest operations and a decrease in income taxes receivable.  These increases were offset in part by a decrease in accounts payable related to the timing in payments to suppliers.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $27.6 million during the three-month period ended March 31, 2013 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $27.5 million during the three-month period ended March 31, 2013, an increase of $17.5 million compared to the same period in 2012.  The increase in capital expenditures was due to the addition of the SureWest operations of $14.1 million and growth in residential customer additions.  Capital expenditures for the remainder of 2013 are expected to be $75.0 million to $85.0 million of which approximately 75% is planned for success-based capital projects for residential and commercial initiatives.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $912.7 million at March 31, 2013.  The credit facility also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans.  As of March 31, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

Our term loans under the credit facility, as amended, were issued in separate tranches, resulting in different maturity dates and interest rate margins for each term loan.  The second term loan (“Term 2”) consists of an original aggregate principal amount of $409.1 million, matures on December 31, 2017 and currently has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan.  The Term 2 loan requires $1.0 million in quarterly principal payments which began on March 31, 2012.  The third term loan (“Term 3”) consists of an original aggregate principal amount of $515.0 million, with a maturity date of December 31, 2018.  The Term 3 loan requires quarterly principal payments of $1.3 million which commenced March 31, 2013 and has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan subject to a 1.25% LIBOR floor. The Term 3 loan contains an original issuance discount of $5.2 million, which is being amortized over the term of the loan.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at March 31, 2013, the borrowing margin for the next three month period ending June 30, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. There were no borrowings or letters of credit outstanding under the revolving credit facility as of March 31, 2013 and December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.78% and 4.79% at March 31, 2013 and December 31, 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of March 31, 2013, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the Senior Notes described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the quarter ended March 31, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of March 31, 2013 and including the $15.4 million dividend declared in March 2013 and paid on May 1, 2013, we had $199.4 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2013, our total net leverage ratio under the credit agreement was 4.22:1.00 and our interest coverage ratio was 3.47:1.00.

Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest.  The Senior Notes will mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the United States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount is being amortized over the term of the Senior Notes.  The proceeds of the sale of the Senior Notes were held in an escrow account prior to the closing of the SureWest transaction.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes.  On August 3, 2012, SureWest and its subsidiaries guaranteed the Senior Notes.

Senior Notes Covenant Compliance

The indenture governing the Senior Notes contains customary covenants for high yield notes, which limits Consolidated Communications, Inc.’s and its restricted subsidiaries’ ability to:  incur debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  At March 31, 2013, this ratio, which is calculated differently than the comparable ratio under the credit agreement, was 3.97:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture. Since dividends of $61.9 million have been paid since May 30, 2012, at March 31, 2013 there was $95.6 million of the $157.5 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

Bridge Loan Facility

In connection with the acquisition of SureWest, in February 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package included a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”). As anticipated, permanent financing for the SureWest acquisition was funded by our Senior Note offering, as described above.  As a result, the $4.2 million commitment fee incurred for the Bridge Facility was capitalized as deferred debt issuance costs during the quarter ended March 31, 2012 and was amortized over the expected life of the Bridge Facility, which was four months.

Capital Leases

As of March 31, 2013, we had five capital leases, of which four expire in 2021 and one will expire in 2015.  As of March 31, 2013, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.4 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $7.9 million as of March 31, 2013, of which $6.3 million will be paid to LATEL, a related party entity.

Dividends

We paid $15.4 million and $11.6 million in dividend payments to shareholders during the quarters ended March 31, 2013 and 2012, respectively.  On March 1, 2013, our board of directors declared our next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2013 to shareholders of record at the close of business on April 15, 2013.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2013	2012

Cash and cash equivalents	$8,624	$17,854
Working capital (deficit)	(36,964)	(35,653)
Total debt and capital leases	1,215,677	1,217,844
Current ratio	0.72	0.75

Our most significant uses of funds in the remainder of 2013 are expected to be for: (i) dividend payments of between $46.0 million and $48.0 million; (ii) interest payments on our indebtedness of between $65.0 million and $70.0 million and principal payments on debt of $6.9 million; (iii) capital expenditures of between $75.0 million and $85.0 million and (iv) pension and other post-retirement obligations of $11.4 million.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

With the acquisition of SureWest, we took on additional debt to fund the transaction.  We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2013, we had approximately $2.9 million of these bonds outstanding.

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

In 2013, we expect to make contributions totaling approximately $11.5 million to our pension plans and $2.5 million to our other post-retirement plans.  As of March 31, 2013, we have contributed $1.8 million and $0.8 million to our pension plans and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the Regulatory Matters section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. Although the broadband cost model for this reform is still being developed, we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $475 thousand during the quarter ended March 31, 2013. We anticipate network access revenues will continue to decline as a result of the Order through 2018 and could be as much as $1.4 million in the remainder of 2013 and $0.8 million, $0.9 million, $1.0 million, $3.3 million and $0.3 million in 2014, 2015, 2016, 2017 and 2018, respectively.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2013, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2012-02 (“ASU 2012-02”), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to perform an initial assessment of qualitative factors to determine whether it is more likely than not that a non-goodwill indefinite-lived intangible asset is impaired and thus whether it is necessary to calculate the asset’s fair value for the purpose of comparing it with the asset’s carrying amount. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (“OCI”). ASU 2013-2 requires disclosures for the (i) changes in components of accumulated OCI, (ii) effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (iii) cross references to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. For public companies, amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. In accordance with the provisions of this guidance, disclosures related to accumulated OCI can be found in Note 8 to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements.

As of March 31, 2013, the interest rate on approximately $28.9 million of our floating rate debt was not fixed through the use of interest rate swaps or subject to a variable rate floor, thereby subjecting this portion of our debt to potential changes in interest rates.  Based on variable rate debt outstanding at March 31, 2013, if market interest rates changed by 1.0%, annual interest expense would have increased or decreased by approximately $0.1 million.

As of March 31, 2013, the fair value of our interest rate swap agreements amounted to a net liability of $4.3 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $4.3 million at March 31, 2013.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2013.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Our assessment of the internal control structure excluded SureWest, which was acquired on July 2, 2012.  SureWest had net revenues of $67.0 million for the quarter ended March 31, 2013, or approximately 43% of our consolidated net revenues and total assets of $698.4 million at March 31, 2013, or approximately 39% of our consolidated total assets, which are included in the condensed consolidated financial statements of the Company as of and for the quarter ended March 31, 2013. Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Change in internal control over financial reporting

During the quarter ended March 31, 2013, the Company had the following changes relating to its controls over financial reporting:

•                                         As noted above, our assessment of the internal control structure excluded SureWest which was acquired on July 2, 2012. Under guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

•                                         The Company completed its migration of the enterprise resource planning (“ERP”) system used by SureWest for financial reporting and human resource to the Company’s ERP system on January 1, 2013.  This effort now provides a single platform for the Company to process financial information and human resources.  The combined processes include accounts payable, purchasing, inventory, property plant and equipment, payroll, general ledger and financial reporting. We believe that the migration to the single ERP system did not result in a negative impact on our internal controls over financial reporting or disclosure controls and procedures.  We will continue to monitor this effort to ensure that the financial information generated for the consolidated financial statements are complete and accurate in all material respects.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Prior to the completion of the SureWest Merger on July 2, 2012, six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp., SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified monetary damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal Court entered an order staying the Broering action for 90 days.  The federal Court subsequently extended the stay of the Broering action until June 1, 2013.  On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $0.525 million, to be paid by the Company and SureWest and its insurer.  On December 20, 2012, the court issued a ruling preliminarily approving the proposed settlement.  Notice of the proposed settlement was thereafter given to the SureWest shareholders.  Eight shareholders representing approximately 4,500 shares of SureWest stock opted-out of the settlement class.  A final hearing on the proposed settlement was held before the court on March 28, 2013.  On April 5, 2013, the court issued a final judgment for $0.525 million, of which the Company is to pay approximately $0.2 million, with the balance to be paid by SureWest and its insurer.  In accordance with the terms of the final judgment, on April 17, 2013 the Company disbursed its portion of the settlement. Pursuant to the settlement and the terms of the final judgment, the consolidated state court actions are now concluded, and the claims of all shareholders who did not opt-out of the settlement have been released and discharged.  In accordance with the settlement, the Broering action pending in federal court was voluntarily dismissed on April 16, 2013.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We intend to defend against these claims vigorously. Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court granted, in part, Consolidated’s motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. The court has set a tentative trial date for early November 2013.  Additional discovery will be taken prior to that time.

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

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  Since that decision, Securus has replaced the Company as the provider of telephone service at the Illinois Department of Corrections facilities.  We challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory ruling request filed with the Illinois Commerce Commission, which was granted on April 9, 2013  and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. Our efforts to challenge our competitors bid and the States decision to accept the bid have not been successful.  As of March 31, 2013 the process to transition these services to our competitor was complete.

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

Item 6. Exhibits

(a) Exhibits

31.1                       Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                       Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*                   The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 9, 2013	By:	/s/ Robert J. Currey
Robert J. Currey,
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)