Form 10-Q
period 2013-06-30
Consolidated Communications Holdings, Inc.
filed 2013-08-08
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Non-accelerated filer       (Do not check if a smaller reporting company)Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No   X

On July 26, 2013, the registrant had 40,111,518 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$151,320	$86,557	$302,848	$173,008

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	55,942	32,019	110,994	63,073
Selling, general and administrative expenses	33,544	19,121	66,670	37,804
Financing and other transaction costs	178	562	357	5,384
Depreciation and amortization	34,709	21,708	69,550	43,682
Income from operations	26,947	13,147	55,277	23,065

Other income (expense):
Interest expense, net of interest income	(20,697)	(16,893)	(45,297)	(31,493)
Investment income	8,693	6,762	17,477	13,228
Other, net	82	185	(25)	199
Income from continuing operations before income taxes	15,025	3,201	27,432	4,999

Income tax expense	5,465	880	11,014	1,501

Income from continuing operations	9,560	2,321	16,418	3,498

(Loss) income from discontinued operations, net of tax	(272)	585	(248)	1,292

Net income	9,288	2,906	16,170	4,790
Less: net income attributable to noncontrolling interest	94	120	193	245
Net income attributable to common shareholders	$9,194	$2,786	$15,977	$4,545

Net income per common share - basic and diluted
Income from continuing operations	$0.23	$0.07	$0.40	$0.11
(Loss) income from discontinued operations, net of tax	(0.01)	0.02	(0.01)	0.04
Net income per basic and diluted common share attributable to common shareholders	$0.22	$0.09	$0.39	$0.15
Dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$9,288	$2,906	$16,170	$4,790
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service cost to earnings, net of tax	474	448	948	897
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	719	589	1,138	1,584
Reclassification of realized (gain) loss to earnings, net of tax	-	(8)	1,839	-
Comprehensive income	10,481	3,935	20,095	7,271
Less: comprehensive income attributable to noncontrolling interest	94	120	193	245
Total comprehensive income attributable to common shareholders	$10,387	$3,815	$19,902	$7,026

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,520	$17,854
Accounts receivable, net	56,527	57,957
Income tax receivable	1,954	12,020
Deferred income taxes	8,984	8,984
Prepaid expenses and other current assets	13,761	11,269
Assets of discontinued operations	714	1,772
Total current assets	85,460	109,856

Property, plant and equipment, net	895,597	907,672
Investments	111,800	109,750
Goodwill	603,446	603,446
Other intangible assets	44,994	49,530
Deferred debt issuance costs, net and other assets	15,992	13,800
Total assets	$1,757,289	$1,794,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,630	$14,954
Advance billings and customer deposits	26,485	27,654
Dividends payable	15,538	15,463
Accrued compensation	19,445	21,912
Accrued expense	33,755	47,225
Current portion of long-term debt and capital lease obligations	9,849	9,596
Current portion of derivative liability	371	3,164
Liabilities of discontinued operations	254	4,209
Total current liabilities	113,327	144,177

Long-term debt and capital lease obligations	1,214,404	1,208,248
Deferred income taxes	140,320	138,068
Pension and other postretirement obligations	149,672	156,710
Other long-term liabilities	12,989	10,746
Total liabilities	1,630,712	1,657,949

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,111,518 and 39,877,998, shares outstanding as of June 30, 2013 and December 31, 2012, respectively	401	399
Additional paid-in capital	163,668	177,315
Retained earnings	-	-
Accumulated other comprehensive loss, net	(41,859)	(45,784)
Noncontrolling interest	4,367	4,175
Total shareholders’ equity	126,577	136,105
Total liabilities and shareholders’ equity	$1,757,289	$1,794,054

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended June 30,
	2013	2012

Net cash provided by continuing operations	$67,346	$49,228
Net cash (used in) provided by discontinued operations	(3,097)	912
Net cash provided by operating activities	64,249	50,140

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(52,623)	(20,715)
Restricted cash for acquisition of SureWest	-	(298,035)
Other	(81)	(286)
Net cash used in continuing operations	(52,704)	(319,036)
Net cash used in discontinued operations	(48)	(97)
Net cash used in investing activities	(52,752)	(319,133)

Cash flows from financing activities:
Proceeds on bond offering	-	298,055
Restricted cash on bond offering	-	(17,047)
Proceeds from the issuance of long-term debt	49,000	-
Payment of capital lease obligation	(224)	(92)
Payment on long-term debt	(43,620)	(4,400)
Payment of financing costs	-	(5,070)
Dividends on common stock	(30,987)	(23,173)
Net cash used in financing activities	(25,831)	248,273

Decrease in cash and cash equivalents	(14,334)	(20,720)

Cash and cash equivalents at beginning of period	17,854	105,704

Cash and cash equivalents at end of period	$3,520	$84,984

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

We offer a wide range of telecommunications services to residential and business customers in the areas we serve. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, Competitive Local Exchange Carrier (“CLEC”) services and equipment sales.  As of June 30, 2013, we had approximately 263 thousand access lines, 126 thousand voice connections, 251 thousand data and Internet connections and 109 thousand video connections.

We historically operated our business as two separate reportable segments: Telephone Operations and Other Operations.  Based on recent changes in our business structure, as of the quarter ended June 30, 2013 we concluded that we operate our business as one reportable segment. See the Recent Business Developments section below for a more detailed discussion regarding the circumstances that resulted in the change to our segment reporting.

In the opinion of management, the accompanying condensed consolidated balance sheets and related consolidated statements of income, comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2012 Annual Report on Form 10-K filed with the SEC.

Recent Business Developments

SureWest Merger

We completed the acquisition of SureWest Communications on July 2, 2012.  SureWest Communications results of operations are included within our results following the acquisition date.  For a more complete discussion of the transaction, refer to Note 2.

Segment Reporting

Historically, we have classified our operations into two separate reportable business segments: Telephone Operations and Other Operations.  Our Telephone Operations consisted of a wide range of telecommunications services to residential and business customers, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  Our Other Operations segment operated two complementary non-core businesses including telephone services to state and county correctional facilities (“Prison Services”) and equipment sales.  As discussed below, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning these services to another service provider was completed during the quarter ended March 31, 2013.  During the quarter ended June 30, 2013, upon establishing a plan to sell certain assets related to the Prison Services business, we classified the assets and operations as a discontinued operation.  Prison Services comprised nearly all of the Other Operations segment revenue and results of operations.  Consequently, with the cessation of our Prison Services business and based on the segment accounting guidance, the Company has concluded that it operates as one segment as of the quarter ended June 30, 2013. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

Prison Services Contract

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections and to certain county jails.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace us as the provider of those services with a competitor. Although we challenged our competitor’s bid and the State’s decision to accept that bid in a variety of different forums, during the quarter ended March 31, 2013, the process of transitioning these services to another service provider was completed. All related assets have been assessed for recoverability in light of this change and we determined that no impairment was necessary. During 2012, the prison services contract comprised 5% of consolidated operating revenues and approximately 2% of consolidated operating income, excluding financing and other transaction fees.

Discontinued Operations

During the quarter ended June 30, 2013, the Company established a plan to sell certain assets related to the Prison Services business.  We expect the plan to be completed by the end of the third quarter of 2013.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the financial results of these prison services operations have been classified as discontinued operations and are presented in a separate line on the condensed consolidated statements of income for all periods presented.  The related prison services assets have been classified on the condensed consolidated balance sheets as assets of discontinued operations for all periods presented.  For a more complete discussion of the transaction, refer to Note 2.

Reclassifications

Certain amounts in our 2012 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2013 condensed consolidated financial statements, which consists primarily of the effects of reclassifications from the presentation of prison services as a discontinued operation and the finalization of purchase accounting for the SureWest acquisition.

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

2.     ACQUISITION AND DISPOSITIONS

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

Subsequent to the merger, the financial results of SureWest operations have been included in our condensed consolidated statement of income.  During the quarter and six months ended June 30, 2013, we paid change-in-control obligations to former members of the SureWest management team of $0.8 million and $7.9 million, respectively, that were previously accrued.  At June 30, 2013, unpaid obligations under the change-in-control agreements were $0.3 million, which are expected to be paid during the three months ended September 30, 2013.

The acquisition of SureWest has been accounted for using the acquisition method in accordance with the FASB’s ASC Topic 805, Business Combinations.  Accordingly, the net assets acquired were recorded at their estimated fair values at July 2, 2012.  These values were derived from a purchase price allocation, which was finalized during the quarter ended June 30, 2013 with the completion of various tax analysis and adjustments.

The following table summarizes the final purchase price allocation:

(In thousands)
Current assets	$47,073
Property, plant and equipment	591,818
Goodwill	84,016
Other intangible assets	3,600
Other long-term assets	4,861
Total assets acquired	731,368
Current liabilities	53,566
Pension and other post-retirement obligations	55,916
Deferred income taxes	66,976
Other long-term liabilities	4,114
Total liabilities assumed	180,572
Net assets acquired	$550,796

As noted above, during the quarter ended June 30, 2013, the Company recorded tax related adjustments to the preliminary purchase price allocation which decreased deferred income taxes by $1.3 million, increased current assets by $0.2 million and decreased goodwill by $1.5 million.  As of June 30, 2013, the Company has completed its accounting for the acquisition of SureWest.  These adjustments were retrospectively applied on the balance sheet to reflect the appropriate balances as of July 2, 2012.  There was no impact to the income statement for the twelve months ended December 31, 2012.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of SureWest occurred on January 1, 2011.  The adjustments to arrive at the pro forma information below include additional depreciation and amortization expense for the fair value increases to property plant and equipment, software and customer relationships.  Interest expense was increased to reflect the additional debt acquired to finance a portion of the acquisition price.  Shares used in the calculation of basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. The pro forma information below does not purport to present the actual results that would have resulted if the acquisition had in fact occurred at the beginning of the fiscal periods presented, nor does the information project results for any future period.

	Quarter Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2012	June 30, 2012
Operating revenues	$151,563	$300,910
Income from operations	$12,037	$26,113
Loss from continuing operations	$(1,659)	$(761)
Discontinued operations, net of tax	$585	$1,292
Net (loss) income	$(1,074)	$531
Less: income attributable to noncontrolling interest	120	245
Net (loss) income attributable to common shareholders	$(1,194)	$286

Net income per common share - basic and diluted
Loss from continuing operations	$(0.04)	$(0.02)
Discontinued operations, net of tax	0.01	0.03
Net (loss) income per basic and diluted common share attributable to common shareholders	$(0.03)	$0.01

Discontinued Operations

During the quarter ended June 30, 2013, the Company established a plan to sell certain assets related to the Prison Services business.  We expect the plan to be completed by the end of the third quarter of 2013. The financial results of the operations for prison services, which were previously reported in the Other Operations segment, have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

As of June 30, 2013 and December 31, 2012, the major classes of the prison services assets and liabilities included in discontinued operations were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Accounts receivable, net	$60	$625
Deferred income taxes	583	583
Property, plant and equipment, net	71	564
Total assets	$714	$1,772

Accounts payable	$-	$13
Advance billings and customer deposits	165	938
Accrued expense	89	3,258
Total liabilities	$254	$4,209

The following table summarizes the financial information for the prison services operations for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Operating revenues	$482	$6,448	$5,249	$13,361
Operating expenses including depreciation and amortization	878	5,543	5,577	11,361
(Loss) income from operations	(396)	905	(328)	2,000
Income tax (benefit) expense	(124)	320	(80)	708
(Loss) income from discontinued operations	$(272)	$585	$(248)	$1,292

3.  EARNINGS PER SHARE

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Income from continuing operations	$9,560	$2,321	$16,418	$3,498
Less: net income attributable to noncontrolling interest	94	120	193	245
Income attributable to common shareholders before allocation of earnings to participating securities	9,466	2,201	16,225	3,253
Less: earnings allocated to participating securities	131	95	263	160
Income from continuing operations attributable to common shareholders	9,335	2,106	15,962	3,093
Net income (loss) from discontinued operations	(272)	585	(248)	1,292
Net income attributable to common shareholders	$9,063	$2,691	$15,714	$4,385
Weighted-average number of common shares outstanding	39,755	29,689	39,755	29,689
Basic and diluted earnings per common share:
Income from continuing operations	$0.23	$0.07	$0.40	$0.11
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.01)	0.04
Net income per common share attributable to common shareholders	$0.22	$0.09	$0.39	$0.15

Diluted earnings per common share attributable to common shareholders for the three and six months ended June 30, 2013 excludes 0.4 million shares and 0.2 million shares, respectively, of potential common securities related to our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect.  For the three and six months ended June 30, 2012, diluted earnings per share excluded 0.3 million potential common shares.

4.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Cash surrender value of life insurance policies	$2,115	$2,045
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	5,028	5,023
Other	430	430
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	26,543	25,695
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,434	7,286
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	24,186	23,338
CVIN, LLC (13.43% interest)	1,664	1,533
Totals	$111,800	$109,750

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters or six months ended June 30, 2013 or 2012 as no factors indicating impairment existed.  For the three months ended June 30, 2013 and 2012, we received cash distributions from these partnerships totaling $3.8 million and $3.0 million, respectively. For the six months ended June 30, 2013 and 2012, we received cash distributions from these partnerships totaling $7.8 million and $5.5 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6 (I) and RSA 6 (II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the three months ended June 30, 2013 and 2012, we received cash distributions from these partnerships totaling $3.9 million and $2.9 million, respectively. For the six months ended June 30, 2013 and 2012, we received cash distributions from these partnerships totaling $8.0 million and $6.5 million, respectively.

We have a 13.43% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  Because we have significant influence over the operating and financial policies of this entity, we account for this investment using the equity method.  During the six months ended June 30, 2013, we made additional capital investments of $0.1 million in this partnership.  We did not receive any distributions from this partnership during the quarters or six months ended June 30, 2013 and 2012.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2013	2012	2013	2012
Total revenues	$79,342	$73,555	$156,061	$145,890
Income from operations	24,914	22,235	48,888	41,927
Net income before taxes	24,926	22,247	48,911	41,956
Net income	24,926	22,143	48,911	41,748

	June 30,	December 31,
(In thousands)	2013	2012
Current assets	$58,650	$49,982
Non-current assets	81,826	79,529
Current liabilities	15,798	15,417
Non-current liabilities	1,492	1,351
Partnership equity	123,186	112,734

5.              FAIR VALUE MEASUREMENTS

Our derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using valuation models which rely on the expected London Interbank Offered Rate (“LIBOR”) based yield curve and estimates of counterparty and Consolidated’s non-performance risk as the most significant inputs.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy. See Note 7 for further discussion regarding our interest rate swap agreements.

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at June 30, 2013 and December 31, 2012 were as follows:

		As of June 30, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(371)	$–	$(371)	$–
Long-term interest rate swap liabilities	(2,779)	–	(2,779)	–
Totals	$(3,150)	$–	$(3,150)	$–

		As of December 31, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,164)	$–	$(3,164)	$–
Long-term interest rate swap liabilities	(3,919)	–	(3,919)	–
Totals	$(7,083)	$–	$(7,083)	$–

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates and the expiration of certain instruments during the six months ended June 30, 2013.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$59,827	n/a	$57,852	n/a
Investments, at cost	$49,858	n/a	$49,853	n/a
Long-term debt	$1,218,839	$1,268,870	$1,213,000	$1,231,355

Cost & Equity Method Investments

Our investments at June 30, 2013 and December 31, 2012 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.     LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2013	2012
Senior secured credit facility:
Term Loan 2	$402,916	$404,961
Term Loan 3, net of discount of $4,714 and $5,088 at June 30, 2013 and December 31, 2012, respectively	507,711	509,912
Revolving loan	10,000	-
Senior notes, net of discount of $1,788 and $1,873 at June 30, 2013 and December 31, 2012, respectively	298,212	298,127
Capital leases	5,414	4,844
	1,224,253	1,217,844
Less: current portion of long-term debt and capital leases	(9,849)	(9,596)
Total long-term debt	$1,214,404	$1,208,248

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $910.6 million at June 30, 2013.  The credit facility also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans.  As of June 30, 2013, $10.0 million was outstanding under the revolving credit facility.  No amounts were outstanding under the revolving credit facility at December 31, 2012. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

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

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at June 30, 2013, the borrowing margin for the next three month period ending September 30, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. As of June 30, 2013, $10.0 million was outstanding under the revolving credit facility. There were no borrowings or letters of credit outstanding under the revolving credit facility at December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.77% and 4.79% at June 30, 2013 and December 31, 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of June 30, 2013, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the unsecured Senior Notes (“Senior Notes”), as described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the six months ended June 30, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of June 30, 2013, and including the $15.5 million dividend declared in May 2013 and paid on August 1, 2013, we had $194.2 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2013, our total net leverage ratio under the credit agreement was 4.26:1.00, and our interest coverage ratio was 3.32:1.00.

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

During the quarter ended June 30, 2013, we completed an exchange offer to issue registered notes (“Exchange Notes”) for $287.3 million of the original Senior Notes.  The terms of the Exchange Notes are substantially identical to the Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the Senior Notes do not apply to the Exchange Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

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

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  At June 30, 2013, this ratio, which is calculated differently than the comparable ratio under the credit agreement, was 4.00:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture. Since dividends of $77.5 million have been paid since May 30, 2012, at June 30, 2013 there was $115.2 million of the $192.7 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

Bridge Loan Facility

In connection with the acquisition of SureWest, in February 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package included a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”). As anticipated, permanent financing for the SureWest acquisition was funded by our Senior Note offering, as described above.  As a result, the $4.2 million commitment fee incurred for the Bridge Facility was capitalized as deferred debt issuance costs in February 2012 and was amortized over the expected life of the Bridge Facility, which was four months.

Capital Leases

As of June 30, 2013, we had seven capital leases which expire between 2015 and 2021.  As of June 30, 2013, the present value of the minimum remaining lease commitments was approximately $5.4 million, of which $0.6 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $8.5 million as of June 30, 2013, of which $6.1 million will be paid to LATEL LLC, a related party entity.

During the quarter ended June 30, 2013, we acquired equipment of $0.8 million through capital lease agreements, which represents a noncash investing activity.

7.     DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates. Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  Derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet.  Certain of our interest rate swaps are designated as cash flow hedges of our expected future interest payments.  For derivative instruments designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings.  The ineffective portion of the change in fair value of any hedging derivative is recognized immediately in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows.

The following interest rate swaps were outstanding at June 30, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$275,000	Other long-term liabilities	$(2,779)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(371)
Total Fair Values			$(3,150)

The following interest rate swaps were outstanding at December 31, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$200,000	Other long-term liabilities	$(2,758)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(1,069)
Forward starting fixed to
1-month floating LIBOR	75,000	Other long-term liabilities	(1,161)

De-designated Hedges:
Fixed to 3-month floating LIBOR	130,000	Current portion of derivative liability	(1,300)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Current portion of derivative liability	(16)
Fixed to 1-month floating LIBOR	200,000	Current portion of derivative liability	(779)
Total Fair Values			$(7,083)

At June 30, 2013 and December 31, 2012, the interest rate on approximately 41% and 69%, respectively, of our outstanding debt under the term loan credit facility was fixed through the use of interest rate swaps.

As of June 30, 2013, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

On December 4, 2012, $660.0 million notional interest rate swaps designated as cash flow hedges were de-designated in connection with an amendment to our credit agreement.  Prior to the de-designation, the effective portion of the change in fair value of these interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated was amortized to earnings over the remaining term of the swap agreements.  On December 31, 2012, $200.0 million notional interest rate swap agreements expired and the remainder expired on March 31, 2013.  Subsequent to December 4, 2012, changes in fair value of the de-designated swaps were recognized in earnings.  During the six months ended June 30, 2013, a gain of $2.1 million was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Gain recognized in AOCI, pretax	$1,161	$932	$1,838	$2,508
Deferred losses reclassed from AOCI to interest expense	$-	$13	$(2,912)	$1
Gain arising from ineffectiveness reducing interest expense	$-	$15	$-	$31

	June 30,	December 31,
(In thousands, except months)	2013	2012
Aggregate notional value of current derivatives outstanding	$375,000	$630,000
Aggregate notional value of forward derivatives outstanding	$-	$75,000
Period through which derivative positions currently exist	March 2016	March 2016
Fair value of derivatives	$(3,150)	$(7,083)
Deferred losses included in AOCI (pretax)	$3,149	$7,899
Losses included in AOCI to be recognized in the next 12 months	$-	$2,912
Number of months over which loss in AOCI is to be recognized	N/A	3

8.     EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2013 and 2012:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2013	2012	2013	2012
Restricted stock	$461	$325	$917	$650
Performance shares	323	264	523	440
Total	$784	$589	$1,440	$1,090

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of June 30, 2013, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $5.1 million and will be recognized over a weighted-average period of approximately 1.3 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2013:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2013	64,318	$18.33	58,221	$18.85
Shares granted	168,516	17.13	66,504	19.30
Shares cancelled	(1,500)	17.13	-	-
Shares vested	-	-	-	-
Non-vested shares outstanding - June 30, 2013	231,334		124,725

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2013:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2012	$(40,581)	$(5,203)	$(45,784)
Other comprehensive income before reclassifications	-	1,138	1,138
Amounts reclassified from accumulated other comprehensive income	948	1,839	2,787
Net current period other comprehensive income	948	2,977	3,925
Balance at June 30, 2013	$(39,633)	$(2,226)	$(41,859)

The following table summarizes reclassifications from accumulated other comprehensive loss for the three and six-month periods ended June 30, 2013:

	Amount Reclassified from AOCI
	Quarter	Six Months
	Ended	Ended	Affected Line Item in the
(In thousands)	June 30, 2013	June 30, 2013	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$115	$231	(a)
Actuarial loss	(891)	(1,782)	(a)
	(776)	(1,551)	Total before tax
	302	603	Tax benefit
	$(474)	$(948)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$-	$(2,912)	Interest expense
	-	1,073	Tax benefit
	$-	$(1,839)	Net of tax

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and six-month periods ended June 30, 2013 and 2012:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$304	$357	$608	$713
Interest cost	3,860	2,641	7,722	5,283
Expected return on plan assets	(5,151)	(2,611)	(10,302)	(5,222)
Net amortization loss	891	809	1,782	1,618
Prior service credit amortization	(70)	(41)	(141)	(83)
Net periodic pension (benefit) cost	$(166)	$1,155	$(331)	$2,309

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant and may begin as early as age 65 or upon the death of the participant.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for the three month period ended June 30, 2013 and 2012, respectively and $0.3 million for the six-month periods ended June 30, 2013 and 2012, respectively.  The net present value of the remaining obligations was approximately $1.9 million and $2.2 million at June 30, 2013 and December 31, 2012, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 37 life insurance policies on certain of the participating former directors and employees.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.1 million at June 30, 2013 and $2.0 million at December 31, 2012. These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$231	$213	$463	$427
Interest cost	392	414	783	828
Expected return on plan assets	(58)	-	(116)	-
Net prior service credit amortization	(45)	(47)	(90)	(95)
Net periodic postretirement benefit cost	$520	$580	$1,040	$1,160

Contributions

We expect to contribute approximately $11.5 million to our pension plans and $2.5 million to our other post-retirement plans in 2013.  As of June 30, 2013, we have contributed $4.6 million and $1.4 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.  INCOME TAXES

There have been no changes to the balance of our unrecognized tax benefits reported at December 31, 2012.  As of June 30, 2013 and December 31, 2012, the amount of unrecognized tax benefits was $1.2 million.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate is $0.8 million.  A decrease of the full amount of unrecognized tax benefits and $0.2 million of related accrued interest is expected in the third quarter of 2013 due to the expiration of federal and state statute of limitations.  The tax benefit attributable to the decrease in unrecognized tax benefits will not have a significant effect on the Company’s effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At June 30, 2013, we had no material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2009 through 2012.  The periods subject to examination for our state returns are years 2005 through 2011.  We are currently under examination by federal and state taxing authorities.  We do not expect any settlement or payment that may result from the audit to have a material effect on our results of operations or cash flows.

Our effective tax rate was 36.4% and 27.5% for the three-month periods ended June 30, 2013 and 2012, respectively, and 40.2% and 30.0% for the six-month periods ended June 30, 2013 and 2012, respectively.  For the six-month period ended June 30, 2013, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible compensation in relation to the acquisition of SureWest.  Exclusive of this adjustment, our effective tax rate for the six months ended June 30, 2013 would have been approximately 36.7%.

11.  COMMITMENTS AND CONTINGENCIES

Prior to the completion of the SureWest Merger on July 2, 2012, six putative class action lawsuits were filed by alleged SureWest shareholders challenging the Company’s proposed merger with SureWest in which the Company, WH Acquisition Corp. and WH Acquisition II Corp., SureWest and members of the SureWest board of directors have been named as defendants.  Five shareholder actions were filed in the Superior Court of California, Placer County, and one shareholder action was filed in the United States District Court for the Eastern District of California.  The actions are called Needles v. SureWest Communications, et al., filed February 17, 2012, Errecart v. Oldham, et al., filed February 24, 2012, Springer v. SureWest Communications, et al., filed March 9, 2012, Aievoli v. Oldham, et al., filed March 15, 2012, and Waterbury v. SureWest Communications, et al., filed March 26, 2012, and the federal action is called Broering v. Oldham, et al., filed April 18, 2012.  The actions generally allege, among other things, that each member of the SureWest board of directors breached fiduciary duties to SureWest and its shareholders by authorizing the sale of SureWest to the Company for consideration that allegedly was unfair to the SureWest shareholders and agreed to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and SureWest aided and abetted the breaches of fiduciary duties allegedly committed by the members of the SureWest board of directors.  The Broering complaint also alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on March 28, 2012 did not make sufficient disclosures regarding the merger, that SureWest’s board should have appointed an independent committee to negotiate the transaction and that SureWest should have gone back to another bidder to create a competitive bid process.  The lawsuits seek equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms and/or an award of unspecified monetary damages.  On March 14, 2012, the Placer County Superior Court entered an order consolidating the Needles, Errecart and Springer actions into a single action under the caption In re SureWest Communications Shareholder Litigation.  Under the terms of this order, all cases subsequently filed in the Superior Court for the State of California, County of Placer, that relate to the same subject matter and involve similar questions of law or fact were to be consolidated with these cases as well.  This included the Aievoli and Waterbury cases.  On April 10, 2012, the plaintiff in Waterbury filed a request for voluntary dismissal of her complaint without prejudice.  On May 18, 2012, pursuant to the parties’ stipulation, the federal Court entered an order staying the Broering action for 90 days.  The federal Court subsequently extended the stay of the Broering action until June 1, 2013.  On June 1, 2012, the parties entered into a proposed settlement of all of the shareholder actions without any admission of liability by the Company or the other defendants.  Pursuant to the proposed settlement, SureWest agreed to make, and subsequently made, certain additional disclosures in a Current Report on Form 8-K filed with the SEC in advance of the special meeting of SureWest shareholders held on June 12, 2012.  The proposed settlement also provided that plaintiffs’ counsel collectively are to receive attorneys’ fees of $0.525 million, to be paid by the Company and SureWest and its insurer.  On December 20, 2012, the court issued a ruling preliminarily approving the proposed settlement.  Notice of the proposed settlement was thereafter given to the SureWest shareholders.  Eight shareholders representing approximately 4,500 shares of SureWest stock opted-out of the settlement class.  A final hearing on the proposed settlement was held before the court on March 28, 2013.  On April 5, 2013, the court issued a final judgment for $0.525 million, of which the Company was to pay approximately $0.2 million, with the balance to be paid by SureWest and its insurer.  In accordance with the terms of the final judgment, on April 17, 2013 the Company disbursed its portion of the settlement. Pursuant to the settlement and the terms of the final judgment, the consolidated state court actions are now concluded, and the claims of all shareholders who did not opt-out of the settlement have been released and discharged.  In accordance with the settlement, the Broering action pending in federal court was voluntarily dismissed on April 16, 2013.

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

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  Since that decision, Securus has replaced the Company as the provider of telephone service at the Illinois Department of Corrections facilities.  We challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory ruling request filed with the Illinois Commerce Commission, which was granted on April 9, 2013 and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. Our efforts to challenge our competitors bid and the States decision to accept the bid have not been successful.  As of June 30, 2013 the process to transition these services to our competitor was complete.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, Inc., SureWest Broadband, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Kansas Holdings, Inc., SureWest Fiber Ventures, LLC, SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC and SureWest Kansas Purchasing, LLC, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of operations for the quarters and six-month periods ended June 30, 2013 and 2012 and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheet

(amounts in thousands)

	June 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$2,166	$1,354	$-	$3,520
Accounts receivable, net	-	251	48,397	7,879	-	56,527
Income taxes receivable	23,665	(6,087)	(10,631)	(4,993)	-	1,954
Deferred income taxes	(51)	(310)	8,969	376	-	8,984
Prepaid expenses and other current assets	-	-	13,410	351	-	13,761
Assets of discontinued operations	-	-	714	-	-	714
Total current assets	23,614	(6,146)	63,025	4,967	-	85,460

Property, plant and equipment, net	-	-	843,732	51,865	-	895,597

Intangibles and other assets:
Investments	-	3,645	108,140	15	-	111,800
Investments in subsidiaries	1,010,284	258,563	11,755	-	(1,280,602)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	35,907	9,087	-	44,994
Deferred debt issuance costs, net and other assets	-	10,975	5,017	-	-	15,992
Total assets	$1,033,898	$267,037	$1,604,841	$132,115	$(1,280,602)	$1,757,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$169	$7,461	$-	$-	$7,630
Advance billings and customer deposits	-	-	24,085	2,400	-	26,485
Dividends payable	15,538	-	-	-	-	15,538
Accrued compensation	36	-	17,652	1,757	-	19,445
Accrued expense	2	3,169	28,760	1,824	-	33,755
Current portion of long term debt and capital lease obligations	-	9,240	550	59	-	9,849
Current portion of derivative liability	-	371	-	-	-	371
Liabilities of discontinued operations	-	-	254	-	-	254
Total current liabilities	15,576	12,949	78,762	6,040	-	113,327

Long-term debt and capital lease obligations	-	1,209,599	3,959	846	-	1,214,404
Advances due to/from affiliates, net	898,338	(1,966,776)	1,098,173	(29,735)	-	-
Deferred income taxes	(2,358)	(1,799)	135,406	9,071	-	140,320
Pension and postretirement benefit obligations	-	-	122,091	27,581	-	149,672
Other long-term liabilities	131	2,779	9,794	285	-	12,989
Total liabilities	911,687	(743,248)	1,448,185	14,088	-	1,630,712

Shareholders’ equity:
Common Stock	401	-	17,411	30,000	(47,411)	401
Other shareholders’ equity	121,810	1,010,285	134,878	88,027	(1,233,191)	121,809
Total Consolidated Communications Holdings, Inc. shareholders’ equity	122,211	1,010,285	152,289	118,027	(1,280,602)	122,210
Noncontrolling interest	-	-	4,367	-	-	4,367
Total shareholders’ equity	122,211	1,010,285	156,656	118,027	(1,280,602)	126,577
Total liabilities and shareholders’ equity	$1,033,898	$267,037	$1,604,841	$132,115	$(1,280,602)	$1,757,289

Condensed Consolidating Balance Sheet

(amounts in thousands)

	December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$6,577	$8,530	$2,747	$-	$17,854
Accounts receivable, net	19	457	49,483	7,998	-	57,957
Income taxes receivable	4,258	-	7,886	(124)	-	12,020
Deferred income taxes	(51)	(310)	8,969	376	-	8,984
Prepaid expenses and other current assets	-	-	10,855	414	-	11,269
Assets of discontinued operations	-	-	1,772	-	-	1,772
Total current assets	4,226	6,724	87,495	11,411	-	109,856

Property, plant and equipment, net	-	-	855,158	52,514	-	907,672

Intangibles and other assets:
Investments	-	3,641	106,094	15	-	109,750
Investments in subsidiaries	958,199	219,955	11,234	-	(1,189,388)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	40,443	9,087	-	49,530
Deferred debt issuance costs, net and other assets	-	12,788	1,012	-	-	13,800
Total assets	$962,425	$243,108	$1,638,701	$139,208	$(1,189,388)	$1,794,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$14,954	$-	$-	$14,954
Advance billings and customer deposits	-	-	25,131	2,523	-	27,654
Dividends payable	15,463	-	-	-	-	15,463
Accrued compensation	36	-	19,863	2,013	-	21,912
Accrued expense	235	3,373	39,673	3,944	-	47,225
Current portion of long term debt and capital lease obligations	-	9,242	300	54	-	9,596
Current portion of derivative liability	-	3,164	-	-	-	3,164
Liabilities of discontinued operations	-	-	4,209	-	-	4,209
Total current liabilities	15,734	15,779	104,130	8,534	-	144,177

Long-term debt and capital lease obligations	-	1,203,760	3,611	877	-	1,208,248
Advances due to/from affiliates, net	817,119	(1,934,977)	1,137,157	(19,299)	-	-
Deferred income taxes	(2,357)	(3,571)	135,117	8,879	-	138,068
Pension and postretirement benefit obligations	-	-	125,706	31,004	-	156,710
Other long-term liabilities	-	3,919	6,587	240	-	10,746
Total liabilities	830,496	(715,090)	1,512,308	30,235	-	1,657,949
Shareholders’ equity:
Common Stock	399	-	17,411	30,000	(47,411)	399
Other shareholders’ equity	131,530	958,198	104,807	78,973	(1,141,977)	131,531
Total Consolidated Communications Holdings, Inc. shareholders’ equity	131,929	958,198	122,218	108,973	(1,189,388)	131,930
Noncontrolling interest	-	-	4,175	-	-	4,175
Total shareholders’ equity	131,929	958,198	126,393	108,973	(1,189,388)	136,105
Total liabilities and shareholders’ equity	$962,425	$243,108	$1,638,701	$139,208	$(1,189,388)	$1,794,054

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Quarter Ended June 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(19)	$137,547	$17,360	$(3,568)	$151,320
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,481	3,733	(3,272)	55,942
Selling, general and administrative expenses	741	62	28,371	4,666	(296)	33,544
Financing and other transaction costs	178	-	-	-	-	178
Depreciation and amortization	-	-	32,487	2,222	-	34,709
Operating income (loss)	(919)	(81)	21,208	6,739	-	26,947
Other income (expense):
Interest expense, net of interest income	(13)	(20,672)	(19)	7	-	(20,697)
Intercompany interest income (expense)	(28,334)	34,262	(6,250)	322	-	-
Investment income	-	42	8,651	-	-	8,693
Equity in earnings of subsidiaries, net	27,859	19,266	245	-	(47,370)	-
Other, net	(18)	-	100	-	-	82
Income (loss) from continuing operations before income taxes	(1,425)	32,817	23,935	7,068	(47,370)	15,025
Income tax expense (benefit)	(10,619)	4,958	8,572	2,554	-	5,465
Income (loss) from continuing operations	9,194	27,859	15,363	4,514	(47,370)	9,560
Discontinued operations, net of tax	-	-	(272)	-	-	(272)
Net income (loss)	9,194	27,859	15,091	4,514	(47,370)	9,288
Less: net income attributable to noncontrolling interest	-	-	94	-	-	94
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$9,194	$27,859	$14,997	$4,514	$(47,370)	$9,194

Total comprehensive income (loss) attributable to common shareholders	$9,194	$28,578	$15,315	$4,670	$(47,370)	$10,387

	Quarter Ended June 30, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$16	$72,954	$17,121	$(3,534)	$86,557
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	31,627	3,926	(3,534)	32,019
Selling, general and administrative expenses	636	26	14,364	4,095	-	19,121
Financing and other transaction costs	139	423	-	-	-	562
Depreciation and amortization	-	-	18,164	3,544	-	21,708
Operating income (loss)	(775)	(433)	8,799	5,556	-	13,147
Other income (expense):
Interest expense, net of interest income	(20)	(16,563)	(288)	(22)	-	(16,893)
Intercompany interest income (expense)	(11,357)	20,249	(9,021)	129	-	-
Investment income	-	62	6,700	-	-	6,762
Equity in earnings of subsidiaries, net	10,647	8,621	326	-	(19,594)	-
Other, net	-	-	195	(10)	-	185
Income (loss) from continuing operations before income taxes	(1,505)	11,936	6,711	5,653	(19,594)	3,201
Income tax expense (benefit)	(4,291)	1,289	1,878	2,004	-	880
Income (loss) from continuing operations	2,786	10,647	4,833	3,649	(19,594)	2,321
Discontinued operations, net of tax	-	-	585	-	-	585
Net income (loss)	2,786	10,647	5,418	3,649	(19,594)	2,906
Less: net income attributable to noncontrolling interest	-	-	120	-	-	120
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$2,786	$10,647	$5,298	$3,649	$(19,594)	$2,786

Total comprehensive income (loss) attributable to common shareholders	$2,786	$11,228	$5,595	$3,800	$(19,594)	$3,815

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Six Months Ended June 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(26)	$275,602	$34,388	$(7,116)	$302,848
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	110,342	7,177	(6,525)	110,994
Selling, general and administrative expenses	1,689	93	56,084	9,395	(591)	66,670
Financing and other transaction costs	357	-	-	-	-	357
Depreciation and amortization	-	-	65,069	4,481	-	69,550
Operating income (loss)	(2,046)	(119)	44,107	13,335	-	55,277
Other income (expense):
Interest expense, net of interest income	(7)	(45,169)	(129)	8	-	(45,297)
Intercompany interest income (expense)	(48,767)	61,870	(13,579)	476	-	-
Investment income	-	5	17,472	-	-	17,477
Equity in earnings of subsidiaries, net	48,159	37,659	521	-	(86,339)	-
Other, net	(18)	-	2	(9)	-	(25)
Income (loss) from continuing operations before income taxes	(2,679)	54,246	48,394	13,810	(86,339)	27,432
Income tax expense (benefit)	(18,656)	6,087	18,515	5,068	-	11,014
Income (loss) from continuing operations	15,977	48,159	29,879	8,742	(86,339)	16,418
Discontinued operations, net of tax	-	-	(248)	-	-	(248)
Net income (loss)	15,977	48,159	29,631	8,742	(86,339)	16,170
Less: net income attributable to noncontrolling interest	-	-	193	-	-	193
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$15,977	$48,159	$29,438	$8,742	$(86,339)	$15,977

Total comprehensive income (loss) attributable to common shareholders	$15,977	$51,136	$30,074	$9,054	$(86,339)	$19,902

	Six Months Ended June 30, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$23	$145,799	$34,230	$(7,044)	$173,008
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	62,625	7,492	(7,044)	63,073
Selling, general and administrative expenses	1,170	56	28,466	8,112	-	37,804
Financing and other transaction costs	818	4,566	-	-	-	5,384
Depreciation and amortization	-	-	36,457	7,225	-	43,682
Operating income (loss)	(1,988)	(4,599)	18,251	11,401	-	23,065
Other income (expense):
Interest expense, net of interest income	(20)	(30,865)	(567)	(41)	-	(31,493)
Intercompany interest income (expense)	(22,249)	40,330	(18,273)	192	-	-
Investment income	-	124	13,099	5	-	13,228
Equity in earnings of subsidiaries, net	19,883	16,987	663	-	(37,533)	-
Other, net	-	1	208	(10)	-	199
Income (loss) from continuing operations before income taxes	(4,374)	21,978	13,381	11,547	(37,533)	4,999
Income tax expense (benefit)	(8,919)	2,095	4,161	4,164	-	1,501
Income (loss) from continuing operations	4,545	19,883	9,220	7,383	(37,533)	3,498
Discontinued operations, net of tax	-	-	1,292	-	-	1,292
Net income (loss)	4,545	19,883	10,512	7,383	(37,533)	4,790
Less: net income attributable to noncontrolling interest	-	-	245	-	-	245
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$4,545	$19,883	$10,267	$7,383	$(37,533)	$4,545

Total comprehensive income (loss) attributable to common shareholders	$4,545	$21,467	$10,862	$7,685	$(37,533)	$7,026

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Six Months Ended June 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(50,234)	$19,842	$84,919	$12,819	$67,346
Net cash used in discontinued operations	-	-	(3,097)	-	(3,097)
Net cash (used in) provided by operating activities	(50,234)	19,842	81,822	12,819	64,249

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(48,856)	(3,767)	(52,623)
Other	-	-	(98)	17	(81)
Net cash used in continuing operations	-	-	(48,954)	(3,750)	(52,704)
Net cash used in discontinued operations			(48)	-	(48)
Net cash used in investing activities	-	-	(49,002)	(3,750)	(52,752)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	49,000	-	-	49,000
Payment of capital lease obligation	-	-	(198)	(26)	(224)
Payment on long-term debt	-	(43,620)	-	-	(43,620)
Dividends on common stock	(30,987)	-	-	-	(30,987)
Transactions with affiliates, net	81,221	(31,799)	(38,986)	(10,436)	-
Net cash provided by (used in) financing activities	50,234	(26,419)	(39,184)	(10,462)	(25,831)
Decrease in cash and cash equivalents	-	(6,577)	(6,364)	(1,393)	(14,334)
Cash and cash equivalents at beginning of period	-	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$-	$-	$2,166	$1,354	$3,520

	Six Months Ended June 30, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(23,796)	$15,344	$42,710	$14,970	$49,228
Net cash provided by discontinued operations	-	-	912	-	912
Net cash (used in) provided by operating activities	(23,796)	15,344	43,622	14,970	50,140

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(17,186)	(3,529)	(20,715)
Restricted cash for acquisition of SureWest	-	(298,035)	-	-	(298,035)
Other	(314)	-	12	16	(286)
Net cash used in continuing operations	(314)	(298,035)	(17,174)	(3,513)	(319,036)
Net cash used in discontinued operations	-	-	(97)	-	(97)
Net cash used in investing activities	(314)	(298,035)	(17,271)	(3,513)	(319,133)

Cash flows from financing activities:
Proceeds on bond offering	-	298,055	-	-	298,055
Restriced cash on bond offering	-	(17,047)	-	-	(17,047)
Payment of capital lease obligation	-	-	(70)	(22)	(92)
Payment on long-term debt	-	(4,400)	-	-	(4,400)
Payment of financing costs	-	(5,070)	-	-	(5,070)
Dividends on common stock	(23,173)	-	-	-	(23,173)
Transactions with affiliates, net	47,283	(9,367)	(26,258)	(11,658)	-
Net cash provided by (used in) financing activities	24,110	262,171	(26,328)	(11,680)	248,273
(Decrease) increase in cash and cash equivalents	-	(20,520)	23	(223)	(20,720)
Cash and cash equivalents at beginning of period	-	103,369	80	2,255	105,704
Cash and cash equivalents at end of period	$-	$82,849	$103	$2,032	$84,984

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements included in this report, including that which relates to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements reflect, among other things, our expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward looking statements necessarily involve assumptions on our part.  These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward looking statements. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 30, 2013 included in Item 1 of this Quarterly Report on Form 10-Q.

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

Overview

We are an established telecommunications services company providing a wide range of telecommunications services to residential and business customers in Illinois, Texas, Pennsylvania, California, Kansas and Missouri.  We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, Competitive Local Exchange Carrier (“CLEC”) services and equipment sales.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers. Revenues increased $64.8 million and $129.8 million during the quarter and six months ended June 30, 2013 compared to the same periods in 2012, primarily from the SureWest acquisition and growth in data, video and Internet connections. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of June 30, 2013, our video service was available to approximately 526,000 homes in Illinois, Texas, Pennsylvania, California, Kansas and Missouri markets. As of June 30, 2013, approximately 21% of the homes in the areas we serve subscribe to our video service. Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds of up to 50 megabits per second, depending on the geographic market availability. As of June 30, 2013, approximately 30% of the homes in the areas we serve subscribe to our data service.

The increase in our operating revenues during the quarters and six months ended June 30, 2013 was offset in part by an anticipated industry wide trend of a decline in access lines and related use of services.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Progressively, consumers are utilizing over-the-top services to download and watch television shows of interest to them on their computers. Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.

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

Significant Recent Developments

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

Segment Reporting

Historically, we have classified our operations into two separate reportable business segments: Telephone Operations and Other Operations.  Our Telephone Operations consisted of a wide range of telecommunications services to residential and business customers, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  Our Other Operations segment operated two complementary non-core businesses including telephone services to state and county correctional facilities (“Prison Services”) and equipment sales.  As discussed below, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning these services to another service provider was completed during the quarter ended March 31, 2013.  During the quarter ended June 30, 2013, upon establishing a plan to sell certain assets related to the Prison Services business, we classified the assets and operations as a discontinued operation.  Prison Services comprised nearly all of the Other Operations segment revenue and results of operations.  Consequently, with the cessation of our Prison Services business and based on the segment accounting guidance, the Company has concluded that it operates as one segment as of the quarter ended June 30, 2013. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

Prison Services Contract

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections and to certain county jails.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace us as the provider of those services with a competitor. Although we challenged our competitor’s bid and the State’s decision to accept that bid in a variety of different forums, during the quarter ended March 31, 2013, the process of transitioning these services to another service provider was completed. All related assets have been assessed for recoverability in light of this change and we determined that no impairment was necessary. During 2012, the prison services contract comprised 5% of consolidated operating revenues and approximately 2% of consolidated operating income, excluding financing and other transaction fees.

Discontinued Operations

During the quarter ended June 30, 2013, the Company established a plan to sell certain assets related to the Prison Services business.  We expect the plan to be completed by the end of the third quarter of 2013. The financial results of the operations for prison services have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2013 and 2012.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
(In millions, except for percentages)	2013	2012	Change	Change	2013	2012	Change	Change
Operating Revenues
Local calling services	$26.1	$19.7	$6.4	32%	$52.4	$39.6	$12.8	32%
Network access services	28.8	19.6	9.2	47	58.5	39.4	19.1	48
Video, Data and Internet services	68.2	22.7	45.5	200	135.1	44.7	90.4	202
Subsidies	13.5	11.2	2.3	21	26.9	22.7	4.2	19
Long-distance services	4.5	3.5	1.0	29	9.1	7.0	2.1	30
Other services	10.2	9.8	0.4	4	20.8	19.6	1.2	6
Total operating revenue	151.3	86.5	64.8	75	302.8	173.0	129.8	75
Expenses
Cost of services and products	56.0	32.0	24.0	75	111.0	63.1	47.9	76
Selling, general and administrative costs	33.5	19.0	14.5	76	66.7	37.8	28.9	76
Financing and other transaction costs	0.2	0.6	(0.4)	(67)	0.4	5.4	(5.0)	(93)
Depreciation and amortization	34.7	21.7	13.0	60	69.5	43.6	25.9	59
Total operating expenses	124.4	73.3	51.1	70	247.6	149.9	97.7	65
Income from operations	26.9	13.2	13.7	104	55.2	23.1	32.1	139
Interest expense, net	(20.7)	(16.9)	(3.8)	(22)	(45.3)	(31.5)	(13.8)	(44)
Other income	8.8	6.9	1.9	28	17.5	13.4	4.1	31
Income tax expense	5.5	0.9	4.6	511	11.0	1.5	9.5	633
Income from continuing operations	9.5	2.3	7.2	313	16.4	3.5	12.9	369
Discontinued operations, net of tax	(0.2)	0.6	(0.8)	(133)	(0.2)	1.3	(1.5)	(115)
Net income attributable to noncontrolling interest	0.1	0.1	-	0	0.2	0.3	(0.1)	(33)
Net income attributable to common shareholders	$9.2	$2.8	$6.4	229	$16.0	$4.5	$11.5	256

Adjusted EBITDA (1)	$71.8	$43.7	$28.1	64%	$145.3	$88.8	$56.5	64%

(1)  A non-GAAP measure.  See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2013	2012	Change	% Change
ILEC access lines
Residential	150,711	136,047	14,664	11%
Business	111,870	88,978	22,892	26
Total	262,581	225,025	37,556	17

Voice connections (1)
Residential	76,101	2,158	73,943	3,426
Business	50,013	51,852	(1,839)	(4)
Total	126,114	54,010	72,104	134

Data and internet connections (2)	251,306	140,048	111,258	79
Video connections (2)	109,083	35,834	73,249	204
Total connections	749,084	454,917	294,167	65

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

Operating Revenues

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue increased $6.4 million and $12.8 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to the acquisition of SureWest. Excluding the addition of SureWest revenues, local calling services decreased $2.2 million and $4.5 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to a 3% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to market forces and through our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and wireless backhaul services.  Network access services revenue increased $9.2 million and $19.1 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of the acquisition of SureWest, which accounted for $10.5 million and $21.2 million of the current quarter and year-to-date increase, respectively.  Excluding the addition of the SureWest revenues, network access services decreased $1.3 million and $2.1 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to a decline in switched and special access revenue.  As described in the “Regulatory Matters” section below, network access revenues were impacted by a decline in intrastate rates as a result of the intercarrier compensation (“ICC”) reform which became effective in July 2012.

Video, Data and Internet Services

Video, data and Internet services include revenue from residential and business customers for subscriptions to our voice, video and data products.  We offer high speed Internet access at speeds for residential consumers of up to 50 Mbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  We also offer a variety of data connectivity services in select markets, including Ethernet services over our copper and fiber-based networks, virtual hosting services and collocation services.  Our VOIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain subscribers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Video, data and Internet revenue increased $45.5 million and $90.4 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of the acquisition of SureWest, which accounted for $43.2 million and $86.4 million of the quarter and year-to-date increase, respectively.  The remaining increase in revenue was due to the continued growth in data and Internet connections and video connections, which increased 5% and 10% as of June 30, 2013, respectively.  Video, data and Internet revenue comprised 45% of our quarterly consolidated revenues at June 30, 2013, compared to 26% at June 30, 2012.  We expect video, data and Internet service revenue to continue to grow and comprise a greater percentage of consolidated operating revenues as a result of growth opportunities from the acquisition of SureWest and as a result of the rising consumer and business demand for data based services.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $2.3 million and $4.2 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of the addition of revenue from the acquisition of SureWest and the addition of revenues from the Connect America Fund (“CAF”), which was implemented by the Federal Communications Commission (“FCC”) in July 2012.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers. Long-distance services revenue increased $1.0 million and $2.1 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, long distance services decreased $0.4 million and $0.9 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  The decrease in long distance revenue was primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Other Services

Other services include revenues from telephone directory publishing, wholesale transport services, billing and collection services, inside wiring service and maintenance and equipment sales.  Other services revenue increased $0.4 million and $1.2 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  The increase in other services revenue was primarily due to the acquisition of SureWest and an increase in transport services, which were offset in part by a decline in directory publishing revenues and equipment sales.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $24.0 million and $47.9 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  The addition of the operations for SureWest accounted for $25.1 million and $50.0 million of the quarter and year-to-date increase, respectively.  In addition, video programming costs continued to increase due to the growth in video connections and an increase in costs per program channel.  However, the increase in video programming costs was partially offset by a reduction in access costs due to the decline in access lines and usage.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $14.5 million and $28.9 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to the addition of the operations for SureWest which accounted for $14.0 million and $27.0 million of the current and year-to-date increase, respectively.  The remaining increase in selling, general and administrative costs was due primarily to an increase in professional fees for audit and legal services.

Transaction/Debt Refinancing Costs

In connection with the acquisition of SureWest, we incurred $0.6 million and $5.4 million of transaction related fees which were recognized as financing and other transaction costs during the quarter and six months ended June 30, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $13.0 million and $25.9 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to the addition of the operations for SureWest which accounted for $19.5 million and $38.5 million of the current and year-to-date increase, respectively.  Excluding the addition of the operations for SureWest, depreciation and amortization expense decreased $6.5 million and $12.6 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012 as a result of certain intangible assets and network and outside plant equipment becoming fully amortized or depreciated during 2012.

Reclassifications

Certain amounts in our 2012 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2013 condensed consolidated financial statements, which consists primarily of the effects of reclassifications from the presentation of prison services as a discontinued operation, the retrospective adjustments to report operating results as a single segment and the finalization of purchase accounting for the SureWest acquisition.

In addition, the calculation of certain key operating statistics was revised during the third quarter of 2012 to reflect a new methodology for the Company following the acquisition of SureWest.  Accordingly, prior period operating statistics have been revised to conform to the current practice.

Regulatory Matters

Our revenues are subject to broad Federal and/or state regulation, which include such telecommunications services as local telephone service, network access service and toll service and are derived from various sources, including:

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  We received $26.9 million and $22.7 million, in the aggregate, from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund, and the Texas Universal Service Fund during the six month periods ended June 30, 2013 and 2012, respectively. The increase in the Universal Service subsidies received during the current year was primarily due to the acquisition of SureWest and the new subsidies received from the CAF, as described below.

Historically, under FCC rules governing rate making, our California ILEC was required to establish rates for its interstate telecommunications services based on projected demand usage for the various services.  We projected our earnings through the use of annual cost separation studies, which utilized estimated total cost information and projected demand usage. Carriers were required to follow FCC rules in the preparation of these annual studies.  We determined actual earnings from our interstate rates as actual volumes and costs became known.  In March 2013, we filed a waiver with the FCC to convert our California ILEC from a rate of return to a price cap company.  The FCC granted the waiver with an effective date of our annual interstate access tariff filing of July 2, 2013.  We expect certain adjustments to take place over the next twenty-four months as a result of exiting the NECA pool, however we do not anticipate that they will be material to our consolidated financial statements or results of operations.

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/CAF and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband.  Initially, the second phase was anticipated to be implemented July 1, 2013.  It is now anticipated that implementation will likely occur no sooner than January 2014. We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, during the quarter and six months ended June 30, 2013 our network access revenues decreased approximately $475 thousand and $950 thousand, respectively, compared to the same periods in 2012.  There was no impact to network access revenues for the quarter or six month period ended June 30, 2012 as provisions of the Order were not in effect during those periods.

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

In September 2011, the Texas state legislature passed Senate Bill No. 980/House Bill No. 2603 which, among other things, mandated the PUCT to review the Universal Service Fund and issue recommendations by January 1, 2013 with the intent to effectively eliminate the HCF.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013; and (ii) rural and urban local rate benchmarks be developed.  The large company fund was completed in September 2012 and the PUCT currently has a docketed proceeding to address the small company fund participants.  The proceeding is anticipated to be completed by December 2013.  The elimination of the frozen line counts is not expected to impact funding until the fourth quarter of 2013.  The potential impact on funding related to the urban benchmark is pending the docketed proceeding as well as potential legislative action.  The Company will continue to monitor this matter.

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 are effective September 1, 2013 and will freeze HCF and HCAF support for the remainder of 2013 and eliminates our annual $1.4 million HCAF support, effective January 1, 2014.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket No. 41097, Rate Rebalancing (“Docket 41097”), which is expected to be approved by the PUCT during the third quarter of 2013.  Through the terms of the settlement agreement, we will reduce our HCF by approximately $4.8 million over a 4 year period beginning January 1, 2014 through 2017.  However, we have the ability to offset this reduction with increases to residential rates, where market conditions will allow.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $3.8 million and $13.8 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  The increase in interest expense was due primarily to an increase in total debt outstanding as a result of the acquisition of SureWest in 2012, which included the issuance of incremental term loans under our credit facility in December 2012 and the issuance of a $300.0 million Senior Note offering in May 2012, as described in the Liquidity and Capital Resources section below.  An increase in interest rates on outstanding borrowings under our credit facility, which was amended in December 2012 to extend the maturity dates, also contributed to the increase in interest expense during the current year periods.  The increase in the current year was offset in part by the inclusion of $1.1 million and $4.2 million during the quarter and six months ended June 30, 2012 of amortized financing costs for the temporary bridge loan facility obtained to fund the SureWest acquisition.

Investment income increased $1.9 million and $4.1 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher earnings from our wireless partnership interests.

Income Taxes

Income taxes increased $4.6 million and $9.5 million during the quarter and six months ended June 30, 2013, respectively, compared to the same periods in 2012.  Our effective rate was 36.4% and 40.2% for the three and six month periods ended June 30, 2013, respectively, compared to 27.5% and 30.0% for the three and six-month periods ended June 30, 2012, respectively.  For the six-month period ended June 30, 2013, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible compensation in relation to the acquisition of SureWest.  Exclusive of this adjustment, our effective tax rate for the six months ended June 30, 2013 would have been approximately 36.7%.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2013	2012	2013	2012
Net cash provided by operating activities from continuing operations	$29,623	$27,947	$67,346	$49,228
Adjustments:
Compensation from restricted share plan	(784)	(589)	(1,440)	(1,090)
Other adjustments, net	349	(906)	(1,820)	(4,055)
Changes in operating assets and liabilities	15,081	(2,423)	21,882	3,097
Interest expense, net	20,697	16,893	45,297	31,493
Income taxes	5,465	880	11,014	1,501
EBITDA	70,431	41,802	142,279	80,174

Adjustments to EBITDA:
Other, net (1)	(7,066)	(4,551)	(14,150)	(4,599)
Investment distributions (2)	7,660	5,901	15,761	12,112
Non-cash compensation (3)	784	589	1,440	1,090
Adjusted EBITDA	$71,809	$43,741	$145,330	$88,777

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows provided by (used in):
Operating activities:
Continuing operations	$67,346	$49,228
Discontinued operations	(3,097)	912
Investing activities:
Continuing operations	(52,704)	(319,036)
Discontinued operations	(48)	(97)
Financing activities:
Continuing operations	(25,831)	248,273
Decrease in cash and cash equivalents	$(14,334)	$(20,720)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $67.3 million during the six-month period ended June 30, 2013, an increase of $18.1 million compared to the same period in 2012.  Cash provided by operating activities increased as a result of the additional cash flows provided by the addition of the SureWest operations and a decrease in income taxes receivable.  These increases were offset in part by a decrease in accounts payable and accrued expenses related to the timing in payments to suppliers and the payment of accrued transaction costs during 2013.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $52.7 million during the six-month period ended June 30, 2013 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $52.6 million during the six-month period ended June 30, 2013, an increase of $31.9 million compared to the same period in 2012.  The increase in capital expenditures was due to the addition of the SureWest operations of $26.6 million and growth in residential customer additions.  Capital expenditures for the remainder of 2013 are expected to be $55.0 million to $60.0 million of which approximately 50% is planned for success-based capital projects for residential and commercial initiatives.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $910.6 million at June 30, 2013.  The credit facility also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans.  As of June 30, 2013, $10.0 million was outstanding under the revolving credit facility.  No amounts were outstanding under the revolving credit facility at December 31, 2012. Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

Our term loans under the credit facility, as amended, were issued in separate tranches, resulting in different maturity dates and interest rate margins for each term loan.  The second term loan (“Term 2”) consists of an original aggregate principal amount of $409.1 million, matures on December 31, 2017 and currently has an applicable margin (at our election) equal to either 4.00% for a London Interbank Offered Rate (“LIBOR”) based term loan or 3.00% for an alternative base rate term loan.  The Term 2 loan requires $1.0 million in quarterly principal payments which began on March 31, 2012.  The third term loan (“Term 3”) consists of an original aggregate principal amount of $515.0 million, with a maturity date of December 31, 2018.  The Term 3 loan requires quarterly principal payments of $1.3 million which commenced March 31, 2013 and has an applicable margin (at our election) equal to either 4.00% for a LIBOR-based term loan or 3.00% for an alternative base rate term loan subject to a 1.25% LIBOR floor. The Term 3 loan contains an original issuance discount of $5.2 million, which is being amortized over the term of the loan.

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at June 30, 2013, the borrowing margin for the next three month period ending June 30, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. As of June 30, 2013, $10.0 million was outstanding under the revolving credit facility. There were no borrowings or letters of credit outstanding under the revolving credit facility at December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.77% and 4.79% at June 30, 2013 and December 31, 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of June 30, 2013, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the Senior Notes described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the six months ended June 30, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of June 30, 2013 and including the $15.5 million dividend declared in May 2013 and paid on August 1, 2013, we had $194.2 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2013, our total net leverage ratio under the credit agreement was 4.26:1.00 and our interest coverage ratio was 3.32:1.00.

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

During the quarter ended June 30, 2013, we completed an exchange offer to issue registered notes (“Exchange Notes”) for $287.3 million of the original Senior Notes.  The terms of the Exchange Notes are substantially identical to the Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the Senior Notes do not apply to the Exchange Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

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

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  At June 30, 2013, this ratio, which is calculated differently than the comparable ratio under the credit agreement, was 4.00:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture. Since dividends of $77.5 million have been paid since May 30, 2012, at June 30, 2013 there was $115.2 million of the $192.7 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

Bridge Loan Facility

In connection with the acquisition of SureWest, in February 2012 the Company received committed financing for a total of $350.0 million to fund the cash portion of the anticipated transaction, to refinance SureWest’s debt and to pay for certain transaction costs. The financing package included a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”). As anticipated, permanent financing for the SureWest acquisition was funded by our Senior Note offering, as described above.  As a result, the $4.2 million commitment fee incurred for the Bridge Facility was capitalized as deferred debt issuance costs in February 2012 and was amortized over the expected life of the Bridge Facility, which was four months.

Capital Leases

As of June 30, 2013, we had seven capital leases which expire between 2015 and 2021.  As of June 30, 2013, the present value of the minimum remaining lease commitments was approximately $5.4 million, of which $0.6 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $8.5 million as of June 30, 2013, of which $6.1 million will be paid to LATEL LLC, a related party entity.

During the quarter ended June 30, 2013, we acquired equipment of $0.8 million through capital lease agreements, which represents a noncash investing activity.

Dividends

We paid $15.6 million and $11.6 million in dividend payments to shareholders during the quarters ended June 30, 2013 and 2012, respectively.  We paid $31.0 million and $23.2 million in dividend payments to shareholders during the six-month periods ended June 30, 2013 and 2012, respectively.  On May 7, 2013, our board of directors declared our next quarterly dividend of $0.38738 per common share, which is payable on August 1, 2013 to shareholders of record at the close of business on July 15, 2013.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2013	2012
Cash and cash equivalents	$3,520	$17,854
Working capital (deficit)	(27,867)	(34,321)
Total debt and capital leases	1,224,253	1,217,844
Current ratio	0.75	0.76

Our most significant uses of funds in the remainder of 2013 are expected to be for: (i) dividend payments of between $30.0 million and $32.0 million; (ii) interest payments on our indebtedness of between $38.0 million and $43.0 million and principal payments on debt of $4.6 million; (iii) capital expenditures of between $55.0 million and $60.0 million and (iv) pension and other post-retirement obligations of $8.0 million.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2013, we had approximately $3.4 million of these bonds outstanding.

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

In 2013, we expect to make contributions totaling approximately $11.5 million to our pension plans and $2.5 million to our other post-retirement plans.  As of June 30, 2013, we have contributed $4.6 million and $1.4 million to our pension plans and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the Regulatory Matters section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. Although the broadband cost model for this reform is still being developed, we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $475 thousand and $950 thousand during the quarter and six months ended June 30, 2013. We anticipate network access revenues will continue to decline as a result of the Order through 2018 and could be as much as $950 thousand in the remainder of 2013 and $1.3 million, $1.0 million, $1.1 million, $2.5 million and $1.8 million in 2014, 2015, 2016, 2017 and 2018, respectively.

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

As of June 30, 2013, the interest rate on approximately $37.9 million of our floating rate debt was not fixed through the use of interest rate swaps or subject to a variable rate floor, thereby subjecting this portion of our debt to potential changes in interest rates.  Based on variable rate debt outstanding at June 30, 2013, if market interest rates changed by 1.0%, annual interest expense would have increased or decreased by approximately $0.1 million.

As of June 30, 2013, the fair value of our interest rate swap agreements amounted to a net liability of $3.2 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $3.1 million at June 30, 2013.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2013.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013.

Our assessment of the internal control structure excluded SureWest, which was acquired on July 2, 2012.  SureWest had net revenues of $66.5 million and $133.5 million for the quarter and six months ended June 30, 2013, respectively or approximately 44% for both the quarter and six months ended June 30, 2013 of our consolidated net revenues and total assets of $686.9 million at June 30, 2013, or approximately 39% of our consolidated total assets, which are included in the condensed consolidated financial statements of the Company as of and for the quarter ended June 30, 2013. Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Change in internal control over financial reporting

During the quarter ended June 30, 2013, the Company had the following changes relating to its controls over financial reporting:

•                                          As noted above, our assessment of the internal control structure excluded SureWest which was acquired on July 2, 2012. Under guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Our internal control assessment for the year ended December 31, 2013 will include SureWest.

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

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  Since that decision, Securus has replaced the Company as the provider of telephone service at the Illinois Department of Corrections facilities.  We challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory ruling request filed with the Illinois Commerce Commission, which was granted on April 9, 2013  and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposes to provide are subject to regulatory limits below those Securus has proposed to charge. Our efforts to challenge our competitors bid and the States decision to accept the bid have not been successful.  As of June 30, 2013 the process to transition these services to our competitor was complete.

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

Item 6. Exhibits

(a) Exhibits

3.1	Amended and Restated Bylaws of Consolidated Communications Holdings, Inc., as amended as of May 7, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 2013)

10.1	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 8, 2013	By:	/s/ Robert J. Currey
Robert J. Currey,
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)