Form 10-Q
period 2013-09-30
Consolidated Communications Holdings, Inc.
filed 2013-11-07
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ____	Accelerated filer X

Non-accelerated filer___ (Do not check if a smaller reporting company)               Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____	No X

On October 23, 2013, the registrant had 40,111,518 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$150,773	$151,025	$453,621	$324,033

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	55,780	55,442	166,774	118,515
Selling, general and administrative expenses	33,715	34,733	100,385	72,537
Financing and other transaction costs	355	14,525	712	19,909
Depreciation and amortization	34,756	38,140	104,306	81,822
Income from operations	26,167	8,185	81,444	31,250

Other income (expense):
Interest expense, net of interest income	(20,632)	(20,624)	(65,929)	(52,117)
Investment income	9,687	8,229	27,164	21,457
Other, net	(687)	232	(712)	431
Income (loss) from continuing operations before income taxes	14,535	(3,978)	41,967	1,021

Income tax expense (benefit)	4,205	(2,667)	15,219	(1,166)

Income (loss) from continuing operations	10,330	(1,311)	26,748	2,187

Discontinued operations, net of tax:
Income (loss) from discontinued operations, net of tax	92	467	(156)	1,759
Gain on sale of discontinued operations, net of tax	1,333	-	1,333	-
Total discontinued operations	1,425	467	1,177	1,759

Net income (loss)	11,755	(844)	27,925	3,946
Less: net income attributable to noncontrolling interest	61	121	254	366
Net income (loss) attributable to common shareholders	$11,694	$(965)	$27,671	$3,580

Net income (loss) per common share - basic and diluted
Income (loss) from continuing operations	$0.26	$(0.03)	$0.65	$0.05
Discontinued operations, net of tax	0.03	0.01	0.03	0.05
Net income (loss) per basic and diluted common share attributable to common shareholders	$0.29	$(0.02)	$0.68	$0.10
Dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$11,755	$(844)	$27,925	$3,946
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service cost to earnings, net of tax	433	60	1,381	957
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(417)	(771)	(285)	(3,584)
Reclassification of realized loss to earnings, net of tax	566	2,349	3,411	6,746
Comprehensive income	12,337	794	32,432	8,065
Less: comprehensive income attributable to noncontrolling interest	61	121	254	366
Total comprehensive income attributable to common shareholders	$12,276	$673	$32,178	$7,699

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,291	$17,854
Accounts receivable, net	56,849	57,957
Income tax receivable	1,546	12,020
Deferred income taxes	11,292	8,984
Prepaid expenses and other current assets	13,267	11,269
Assets of discontinued operations	-	1,772
Total current assets	89,245	109,856

Property, plant and equipment, net	891,006	907,672
Investments	112,913	109,750
Goodwill	603,446	603,446
Other intangible assets	42,539	49,530
Deferred debt issuance costs, net and other assets	15,315	13,800
Total assets	$1,754,464	$1,794,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,060	$14,954
Advance billings and customer deposits	26,393	27,654
Dividends payable	15,538	15,463
Accrued compensation	18,890	21,912
Accrued interest	11,099	2,962
Accrued expense	35,129	44,263
Income tax payable	5,396	-
Current portion of long-term debt and capital lease obligations	9,870	9,596
Current portion of derivative liability	-	3,164
Liabilities of discontinued operations	179	4,209
Total current liabilities	130,554	144,177

Long-term debt and capital lease obligations	1,202,164	1,208,248
Deferred income taxes	142,790	138,068
Pension and other postretirement obligations	143,921	156,710
Other long-term liabilities	10,864	10,746
Total liabilities	1,630,293	1,657,949

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,111,518 and 39,877,998, shares outstanding as of September 30, 2013 and December 31, 2012, respectively	401	399
Additional paid-in capital	160,618	177,315
Retained earnings	-	-
Accumulated other comprehensive loss, net	(41,277)	(45,784)
Noncontrolling interest	4,429	4,175
Total shareholders’ equity	124,171	136,105
Total liabilities and shareholders’ equity	$1,754,464	$1,794,054

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by continuing operations	$124,053	$70,700
Net cash (used in) provided by discontinued operations	(3,412)	1,200
Net cash provided by operating activities	120,641	71,900

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(377,021)
Purchases of property, plant and equipment, net	(80,584)	(50,323)
Other	(127)	101
Net cash used in continuing operations	(80,711)	(427,243)
Net cash provided by (used in) discontinued operations	2,331	(97)
Net cash used in investing activities	(78,380)	(427,340)

Cash flows from financing activities:
Proceeds on bond offering	-	298,035
Proceeds from the issuance of long-term debt	57,000	35,000
Payment of capital lease obligation	(368)	(140)
Payment on long-term debt	(63,930)	(6,600)
Payment of financing costs	-	(13,147)
Dividends on common stock	(46,526)	(38,637)
Net cash (used in) provided by financing activities	(53,824)	274,511

Decrease in cash and cash equivalents	(11,563)	(80,929)

Cash and cash equivalents at beginning of period	17,854	105,704

Cash and cash equivalents at end of period	$6,291	$24,775

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

We offer a wide range of telecommunications services to residential and business customers in the areas we serve. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, Competitive Local Exchange Carrier (“CLEC”) services and equipment sales.  As of September 30, 2013, we had approximately 260 thousand access lines, 124 thousand voice connections, 253 thousand data and Internet connections and 110 thousand video connections.

We historically operated our business as two separate reportable segments: Telephone Operations and Other Operations.  Based on changes in our business structure, during the quarter ended June 30, 2013 we concluded that we operate our business as one reportable segment. See the Recent Business Developments section below for a more detailed discussion regarding the circumstances that resulted in the change to our segment reporting.

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

Recent Business Developments

Segment Reporting

Historically, we classified our operations into two separate reportable business segments: Telephone Operations and Other Operations.  Our Telephone Operations consisted of a wide range of telecommunications services to residential and business customers, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  Our Other Operations segment operated two complementary non-core businesses including telephone services to state and county correctional facilities (“Prison Services”) and equipment sales.  As discussed below, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning those services to another service provider was completed during the quarter ended March 31, 2013.  The remaining prison services assets and operations were classified as discontinued operations during the quarter ended June 30, 2013 and subsequently sold during the quarter ended September 30, 2013.  Prison Services comprised nearly all of the Other Operations segment revenue and results of operations.  Consequently, with the cessation of our Prison Services business and based on the segment accounting guidance, the Company concluded that we operate as one segment as of the quarter ended June 30, 2013. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

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

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to inmates in thirteen county jails located in Illinois for a total purchase price of $2.5 million.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the financial results of the prison services business have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented. For a more complete discussion of the transaction, refer to Note 2.

SureWest Merger

We completed the acquisition of SureWest Communications on July 2, 2012.  SureWest Communications’ results of operations are included within our results following the acquisition date.  For a more complete discussion of the transaction, refer to Note 2.

Reclassifications

Certain amounts in our 2012 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2013 condensed consolidated financial statements, which consists of the effects of reclassifications from the presentation of prison services as a discontinued operation and the finalization of purchase accounting for the SureWest acquisition.

Recent Accounting Pronouncements

In July 2013, the FASB issued the Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is present. The amended guidance is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (“OCI”). ASU 2013-2 requires disclosures for the (i) changes in components of accumulated OCI, (ii) effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (iii) cross references to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. For public companies, amendments were effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. In accordance with the provisions of this guidance, disclosures related to accumulated OCI can be found in Note 8.

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

Subsequent to the merger, the financial results of SureWest operations have been included in our condensed consolidated statement of income.  For the quarter and nine months ended September 30, 2013, we paid change-in-control obligations to former members of the SureWest management team of $0.2 million and $8.1 million, respectively, that were previously accrued.  At September 30, 2013, unpaid obligations under the change-in-control agreements was $0.1 million, which is expected to be paid during the three months ended December 31, 2013.

The acquisition of SureWest has been accounted for using the acquisition method in accordance with the FASB’s ASC Topic 805, Business Combinations.  Accordingly, the net assets acquired were recorded at their estimated fair values at July 2, 2012.  These values were derived from a purchase price allocation, which was finalized during the quarter ended June 30, 2013.  These final adjustments were retrospectively applied on the balance sheet to reflect the appropriate balances as of July 2, 2012.  There was no impact to the income statement for the twelve months ended December 31, 2012.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of SureWest occurred on January 1, 2011.  The adjustments to arrive at the pro forma information below include additional depreciation and amortization expense for the fair value increases to property, plant and equipment, software and customer relationships.  Interest expense was increased to reflect the additional debt acquired to finance a portion of the acquisition price.  Shares used in the calculation of basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price. The pro forma information below does not purport to present the actual results that would have resulted if the acquisition had in fact occurred at the beginning of the fiscal periods presented, nor does the information project results for any future period.

Nine Months Ended
(In thousands, except per share amounts)	September 30, 2012
Operating revenues	$451,935
Income from operations	$48,823
Income from continuing operations	$5,835
Discontinued operations, net of tax	$1,759

Net income	$7,594
Less: income attributable to noncontrolling interest	366
Net income attributable to common shareholders	$7,228

Net income per common share - basic and diluted
Income from continuing operations	$0.15
Discontinued operations, net of tax	0.04
Net income per basic and diluted common share attributable to common shareholders	$0.19

Discontinued Operations

In September 2013, we completed the sale of the assets and contractual rights of our prison services business for a total cash purchase price of $2.5 million, which included the settlement of any pending legal matters.  The financial results of the operations for prison services, which were previously reported in the Other Operations segment, have been reported as a discontinued operation in our condensed consolidated financial statements for all periods presented.

As of September 30, 2013 and December 31, 2012, the major classes of the prison services assets and liabilities included in discontinued operations were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Accounts receivable, net	$-	$625
Deferred income taxes	-	583
Property, plant and equipment, net	-	564
Total assets	$-	$1,772

Accounts payable	$-	$13
Advance billings and customer deposits	-	938
Accrued expense	179	3,258
Total liabilities	$179	$4,209

The following table summarizes the financial information for the prison services operations for the quarters and nine months ended September 30, 2013 and 2012:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Operating revenues	$373	$5,987	$5,622	$19,348
Operating expenses including depreciation and amortization	306	5,142	5,883	16,503
Income (loss) from operations	67	845	(261)	2,845
Income tax expense (benefit)	(25)	378	(105)	1,086
Income (loss) from discontinued operations	$92	$467	$(156)	$1,759

Gain on sale of discontinued operations, net of tax	$1,333	$-	$1,333	$-

3.              EARNINGS PER SHARE

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Income (loss) from continuing operations	$10,330	$(1,311)	$26,748	$2,187
Less: net income attributable to noncontrolling interest	61	121	254	366
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	10,269	(1,432)	26,494	1,821
Less: earnings allocated to participating securities	131	-	394	255
Income (loss) from continuing operations attributable to common shareholders	10,138	(1,432)	26,100	1,566
Net income from discontinued operations	1,425	467	1,177	1,759
Net income (loss) attributable to common shareholders	$11,563	$(965)	$27,277	$3,325
Weighted-average number of common shares outstanding	39,755	39,439	39,755	32,963
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.26	$(0.03)	$0.65	$0.05
Income from discontinued operations, net of tax	0.03	0.01	0.03	0.05
Net income (loss) per common share attributable to common shareholders	$0.29	$(0.02)	$0.68	$0.10

Diluted earnings per common share attributable to common shareholders for the three and nine months ended September 30, 2013 excludes 0.4 million shares and 0.3 million shares, respectively, of potential common shares related to our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect.  For the three and nine months ended September 30, 2012, diluted earnings per share excluded 0.2 million potential common shares.

4.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Cash surrender value of life insurance policies	$2,143	$2,045
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	5,070	5,023
Other	215	430
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	27,621	25,695
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,599	7,286
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	24,094	23,338
CVIN, LLC (12.86% interest)	1,771	1,533
Totals	$112,913	$109,750

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters or nine months ended September 30, 2013 or 2012 as no factors indicating impairment existed.  For the three months ended September 30, 2013 and 2012, we received cash distributions from these partnerships totaling $4.3 million and $3.7 million, respectively.  For the nine months ended September 30, 2013 and 2012, we received cash distributions from these partnerships totaling $12.1 million and $9.3 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6 (I) and RSA 6 (II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the three months ended September 30, 2013 and 2012, we received cash distributions from these partnerships totaling $4.2 million and $4.0 million, respectively. For the nine months ended September 30, 2013 and 2012, we received cash distributions from these partnerships totaling $12.2 million and $10.5 million, respectively.

We have a 12.86% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  Because we have significant influence over the operating and financial policies of this entity, we account for this investment using the equity method.  During the three and nine months ended September 30, 2013, we made additional capital investments of $0.1 million and $0.2 million, respectively, in this partnership.  We did not receive any distributions from this partnership during the quarters or nine months ended September 30, 2013 and 2012.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012
Total revenues	$82,394	$75,317	$238,455	$221,207
Income from operations	25,874	21,611	74,762	63,538
Net income before taxes	25,896	21,626	74,808	63,582
Net income	25,896	21,522	74,808	63,270

	September 30,	December 31,
(In thousands)	2013	2012
Current assets	$59,232	$49,982
Non-current assets	86,137	79,529
Current liabilities	14,692	15,417
Non-current liabilities	1,594	1,351
Partnership equity	129,083	112,734

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at September 30, 2013 and December 31, 2012 were as follows:

		As of September 30, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(2,910)	$–	$(2,910)	$–
Total	$(2,910)	$–	$(2,910)	$–

		As of December 31, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,164)	$–	$(3,164)	$–
Long-term interest rate swap liabilities	(3,919)	–	(3,919)	–
Total	$(7,083)	$–	$(7,083)	$–

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates and the expiration of certain instruments during the nine months ended September 30, 2013.

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$61,085	n/a	$57,852	n/a
Investments, at cost	$49,685	n/a	$49,853	n/a
Long-term debt	$1,206,763	$1,250,644	$1,213,000	$1,231,355

Cost & Equity Method Investments

Our investments at September 30, 2013 and December 31, 2012 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.     LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Senior secured credit facility:
Term Loan 2	$401,894	$404,961
Term Loan 3, net of discount of $4,523 and $5,088 at September 30, 2013 and December 31, 2012, respectively	506,614	509,912
Senior notes, net of discount of $1,744 and $1,873 at September 30, 2013 and December 31, 2012, respectively	298,256	298,127
Capital leases	5,270	4,844
	1,212,034	1,217,844
Less: current portion of long-term debt and capital leases	(9,870)	(9,596)
Total long-term debt	$1,202,164	$1,208,248

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $908.5 million at September 30, 2013.  The credit facility also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans.  As of September 30, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

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

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at September 30, 2013, the borrowing margin for the next three month period ending December 31, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility at September 30, 2013 and December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.78% and 4.79% at September 30, 2013 and December 31, 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of September 30, 2013, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the unsecured Senior Notes (“Senior Notes”), as described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the nine months ended September 30, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of September 30, 2013, and including the $15.5 million dividend declared in August 2013 and paid on November 1, 2013, we had $208.7 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of September 30, 2013, our total net leverage ratio under the credit agreement was 4.19:1.00, and our interest coverage ratio was 3.34:1.00.

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

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  At September 30, 2013, this ratio, which is calculated differently than the comparable ratio under the credit agreement, was 3.99:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture. Since dividends of $93.0 million have been paid since May 30, 2012, at September 30, 2013 there was $135.9 million of the $228.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

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

Capital Leases

As of September 30, 2013, we had seven capital leases which expire between 2015 and 2021.  As of September 30, 2013, the present value of the minimum remaining lease commitments was approximately $5.3 million, of which $0.6 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $8.2 million as of September 30, 2013, of which $6.0 million will be paid to LATEL LLC, a related party entity.

During the nine months ended September 30, 2013, we acquired equipment of $0.8 million through capital lease agreements, which represents a noncash activity.

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

The following interest rate swaps were outstanding at September 30, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$275,000	Other long-term liabilities	$(2,910)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	-
Total Fair Values			$(2,910)

The following interest rate swaps were outstanding at December 31, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$200,000	Other long-term liabilities	$(2,758)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(1,069)
Forward starting fixed to
1-month floating LIBOR	75,000	Other long-term liabilities	(1,161)

De-designated Hedges:
Fixed to 3-month floating LIBOR	130,000	Current portion of derivative liability	(1,300)
3-month floating LIBOR minus
spread to 1-month floating LIBOR	130,000	Current portion of derivative liability	(16)
Fixed to 1-month floating LIBOR	200,000	Current portion of derivative liability	(779)
Total Fair Values			$(7,083)

At September 30, 2013 and December 31, 2012, the interest rate on approximately 36% and 69%, respectively, of our outstanding debt under the term loan credit facility was fixed through the use of interest rate swaps.

As of September 30, 2013, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

On December 4, 2012, $660.0 million notional interest rate swaps designated as cash flow hedges were de-designated in connection with an amendment to our credit agreement.  Prior to the de-designation, the effective portion of the change in fair value of these interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated was amortized to earnings over the remaining term of the swap agreements.  On December 31, 2012, $200.0 million notional interest rate swap agreements expired and the remainder expired on March 31, 2013.  Subsequent to December 4, 2012, changes in fair value of the de-designated swaps were recognized in earnings.  During the nine months ended September 30, 2013, a gain of $2.1 million was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Loss recognized in AOCI, pretax	$(673)	$(1,221)	$(460)	$(5,676)
Loss reclassified from AOCI to interest expense	$(913)	$(3,719)	$(5,450)	$(10,681)
Gain arising from ineffectiveness reducing interest expense	$-	$9	$-	$40

	September 30,	December 31,
(In thousands, except months)	2013	2012
Aggregate notional value of current derivatives outstanding	$325,000	$630,000
Aggregate notional value of forward derivatives outstanding	$-	$75,000
Period through which derivative positions currently exist	September 2016	March 2016
Fair value of derivatives	$(2,910)	$(7,083)
Deferred losses included in AOCI (pretax)	$2,910	$7,899
Losses included in AOCI to be recognized in the next 12 months	$3,652	$6,363
Number of months over which loss in AOCI is to be recognized	12	12

8.     EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2013 and 2012:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012
Restricted stock	$466	$328	$1,383	$978
Performance shares	328	266	851	706
Total	$794	$594	$2,234	$1,684

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of September 30, 2013, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $4.2 million and will be recognized over a weighted-average period of approximately 1.08 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2013:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2013	64,318	$18.33	58,221	$18.85
Shares granted	168,516	17.13	66,504	19.30
Shares cancelled	(1,500)	17.13	-	-
Shares vested	-	-	-	-
Non-vested shares outstanding - September 30, 2013	231,334		124,725

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2013:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2012	$(40,581)	$(5,203)	$(45,784)
Other comprehensive income before reclassifications	-	(285)	(285)
Amounts reclassified from accumulated other comprehensive income	1,381	3,411	4,792
Net current period other comprehensive income	1,381	3,126	4,507
Balance at September 30, 2013	$(39,200)	$(2,077)	$(41,277)

The following table summarizes reclassifications from accumulated other comprehensive loss for the three and nine-month periods ended September 30, 2013:

	Amount Reclassified from AOCI
	Quarter Ended	Nine Months Ended	Affected Line Item in the
(In thousands)	September 30, 2013	September 30, 2013	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$(247)	$(478)	(a)
Actuarial loss	957	2,739	(a)
	710	2,261	Total before tax
	(277)	(880)	Tax benefit
	$433	$1,381	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$913	$5,450	Interest expense
	(347)	(2,039)	Tax benefit
	$566	$3,411	Net of tax

(a)         These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 9 for additional details.

9.              PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  In April 2013, the Retirement Plan was amended for certain employees to among other things: (i) change the benefit formula to a cash balance account as of May 1, 2013 and (ii) freeze entrance into the Retirement Plan so that no person is eligible to become a participant on or following May 1, 2013.

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and nine-month periods ended September 30, 2013 and 2012:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$(51)	$175	$557	$888
Interest cost	3,758	4,144	11,480	9,427
Expected return on plan assets	(5,188)	(5,005)	(15,490)	(10,227)
Net amortization loss	957	280	2,739	1,898
Prior service credit amortization	(202)	(128)	(343)	(211)
Net periodic pension (benefit) cost	$(726)	$(534)	$(1,057)	$1,775

During the quarters ended September 30, 2013 and 2012, estimated annual pension cost was reduced $0.4 million and $1.1 million, respectively, based on the completion of the final actuarial calculations. This change in estimate increased net income from continuing operations by $0.2 million ($0.01 per share) and $0.7 million ($0.02 per share) during the quarters and nine-month periods ended September 30, 2013 and 2012, respectively.

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant or to the beneficiary upon the death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for the three month periods ended September 30, 2013 and 2012 and $0.4 million for the nine-month periods ended September 30, 2013 and 2012.  The net present value of the remaining obligations was approximately $1.8 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 37 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million and $0.4 million in life insurance proceeds as other non-operating income in the three and nine-month periods ended September 30, 2012. We did not recognize any life insurance proceeds during the nine-month period ending September 30, 2013.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.1 million at September 30, 2013 and $2.0 million at December 31, 2012. These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$231	$160	$694	$587
Interest cost	398	419	1,181	1,247
Expected return on plan assets	(58)	-	(174)	-
Net prior service credit amortization	(45)	(46)	(135)	(141)
Net periodic postretirement benefit cost	$526	$533	$1,566	$1,693

Contributions

We expect to contribute approximately $11.5 million to our pension plans and $2.4 million to our other post-retirement plans in 2013.  As of September 30, 2013, we have contributed $8.8 million and $1.9 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.   INCOME TAXES

Our unrecognized tax benefits as of September 30, 2013 and December 31, 2012 were $0 and $1.2 million, respectively.  Due to the expiration of a state statute of limitations, during the three months ended September 30, 2013 we recognized $1.2 million of our previously unrecognized tax benefits, which resulted in a decrease to our tax expense of approximately $0.8 million.  In addition, due to the expiration of federal and state statute of limitations, during the current year quarter we also recorded a decrease in accrued interest of $0.2 million.  The tax benefit attributable to the decrease in unrecognized tax benefits did not have a significant effect on our effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At September 30, 2013, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2009 through 2012.  The periods subject to examination for our state returns are years 2005 through 2012.  We are currently under examination by federal and state taxing authorities.  We have received proposed assessments in connection with our federal examination for tax years ended December 31, 2010 and 2011.  We are in the process of responding to the IRS and providing support for our tax position.  We believe that once the factual issues are understood by the IRS, our tax position, more likely than not, will be upheld.  Accordingly, the Company has not made any adjustments to its unrecognized tax benefits for the proposed assessments.  We do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows.

Our effective tax rate was 28.9% and 67.1% for the three-month periods ended September 30, 2013 and 2012, respectively, and 36.3% and (114.2%) for the nine-month periods ended September 30, 2013 and 2012, respectively.  The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes.  These changes resulted in a net decrease of $1.3 million to our net state deferred tax liabilities and a corresponding decrease to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.4 million.  We recognized these changes in the three month period ended September 30, 2012.  As discussed above, during the three months ended September 30, 2013, we recorded a decrease of $1.2 million to our unrecognized tax benefits, which reduced our tax expense by $0.8 million, due to the expiration of a state statute of limitations.  We also recognized approximately $0.7 million of tax expense during the nine months ended September 30, 2013 to adjust our 2012 provision to match our 2012 returns, and approximately $0.2 million of tax benefit in the three month period ended September 30, 2012 to adjust our 2011 provision to match our 2011 returns.  Exclusive of these adjustments, our effective tax rate for the nine months ended September 30, 2013 and 2012 would have been approximately 36.5% and 15.1%.  The adjusted effective tax rate for the nine months ended September 20, 2012 differs from the federal and state statutory rates primarily due to the acquisition of SureWest, which resulted in changes to the Company’s forecasted income, state income tax expense, and non-deductible expenses.

11.  COMMITMENTS AND CONTINGENCIES

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court granted, in part, Consolidated’s motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, the Company reached an agreement in principle (the “agreement”) with Salsgiver, Inc.  In accordance with the terms of the agreement, the Company will pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits will be available for services performed in connection with the pole attachment applications within five years of the execution of the agreement. The Company had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the agreement the Company recorded an additional $0.9 million, which included estimated legal fees.  The agreement is contingent on appropriate documentation and there is no assurance that the agreement will be finalized.

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

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  Since that decision, Securus has replaced the Company as the provider of telephone service at the Illinois Department of Corrections facilities.  We challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory ruling request filed with the Illinois Commerce Commission, which was granted on April 9, 2013 and which Securus has appealed to the Illinois Appellate Court First District and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposed to provide are subject to regulatory limits below those Securus proposed to charge. Our efforts to challenge our competitors bid and the States decision to accept the bid have not been successful.  The process to transition these services to our competitor was complete during the quarter ended March 31, 2013. On September 13, 2013, we completed the sale of the assets and contractual rights (the “asset purchase agreement”) to Securus for our remaining Prison Services business, which historically provided communications services to thirteen county jails located in Illinois.  The asset purchase agreement resolved any pending legal matters between the Company and Securus.

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

In order for eligible telecommunications carriers (“ETCs”) to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that federal universal service high-cost support (“USF”) is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the CPUC in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  The Order states that SureWest was not eligible to receive USF for the six month period ended June 30, 2013, which, if sustained upon review, could result in a decrease of previously accrued revenues of approximately $3.0 million.  Management intends to apply for review of the decision made by the FCC staff by the full Commission.  Management believes, based on  the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company will likely prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013.  Based on past history of the FCC regarding late filings, an assessment in the range of $8 thousand to $10 thousand for each quarter the filer is delinquent is standard practice.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, Inc., SureWest Broadband, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Kansas Holdings, Inc., SureWest Fiber Ventures, LLC, SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC and SureWest Kansas Purchasing, LLC, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidating statements of operations for the quarters and nine-month periods ended September 30, 2013 and 2012 and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheet

(amounts in thousands)

	September 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$818	$3,827	$1,646	$-	$6,291
Accounts receivable, net	-	377	48,794	7,678	-	56,849
Income taxes receivable	40,233	-	-	-	(38,687)	1,546
Deferred income taxes	(2)	1,614	9,048	632		11,292
Prepaid expenses and other current assets	-	-	12,798	469	-	13,267
Total current assets	40,231	2,809	74,467	10,425	(38,687)	89,245

Property, plant and equipment, net	-	-	839,184	51,822	-	891,006

Intangibles and other assets:
Investments	-	3,687	109,211	15	-	112,913
Investments in subsidiaries	1,041,110	278,375	11,926	-	(1,331,411)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	33,452	9,087	-	42,539
Deferred debt issuance costs, net and other assets	-	10,625	4,690	-	-	15,315
Total assets	$1,081,341	$295,496	$1,610,195	$137,530	$(1,370,098)	$1,754,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$8,060	$-	$-	$8,060
Advance billings and customer deposits	-	-	24,050	2,343	-	26,393
Dividends payable	15,538	-	-	-	-	15,538
Accrued compensation	-	-	17,233	1,657	-	18,890
Accrued interest	-	11,082	13	4	-	11,099
Accrued expense	49	-	33,441	1,639	-	35,129
Income tax payable	-	10,348	26,294	7,441	(38,687)	5,396
Current portion of long term debt and capital lease obligations	-	9,241	567	62	-	9,870
Liabilities of discontinued operations	-	-	179	-	-	179
Total current liabilities	15,587	30,671	109,837	13,146	(38,687)	130,554

Long-term debt and capital lease obligations	-	1,197,523	3,812	829	-	1,202,164
Advances due to/from affiliates, net	940,841	(1,973,822)	1,065,599	(32,618)	-	-
Deferred income taxes	5,095	(2,896)	131,453	9,138		142,790
Pension and postretirement benefit obligations	-	-	119,587	24,334	-	143,921
Other long-term liabilities	76	2,910	7,595	283	-	10,864
Total liabilities	961,599	(745,614)	1,437,883	15,112	(38,687)	1,630,293

Shareholders’ equity:
Common Stock	401	-	17,411	30,000	(47,411)	401
Other shareholders’ equity	119,341	1,041,110	150,472	92,418	(1,284,000)	119,341
Total Consolidated Communications Holdings, Inc. shareholders’ equity	119,742	1,041,110	167,883	122,418	(1,331,411)	119,742
Noncontrolling interest	-	-	4,429	-	-	4,429
Total shareholders’ equity	119,742	1,041,110	172,312	122,418	(1,331,411)	124,171
Total liabilities and shareholders’ equity	$1,081,341	$295,496	$1,610,195	$137,530	$(1,370,098)	$1,754,464

Condensed Consolidating Balance Sheet

(amounts in thousands)

	December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$6,577	$8,530	$2,747	$-	$17,854
Accounts receivable, net	19	457	49,483	7,998	-	57,957
Income taxes receivable	4,258	-	7,886	(124)	-	12,020
Deferred income taxes	(51)	(310)	8,969	376	-	8,984
Prepaid expenses and other current assets	-	-	10,855	414	-	11,269
Assets of discontinued operations	-	-	1,772	-	-	1,772
Total current assets	4,226	6,724	87,495	11,411	-	109,856

Property, plant and equipment, net	-	-	855,158	52,514	-	907,672

Intangibles and other assets:
Investments	-	3,641	106,094	15	-	109,750
Investments in subsidiaries	958,199	219,955	11,234	-	(1,189,388)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	40,443	9,087	-	49,530
Deferred debt issuance costs, net and other assets	-	12,788	1,012	-	-	13,800
Total assets	$962,425	$243,108	$1,638,701	$139,208	$(1,189,388)	$1,794,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$14,954	$-	$-	$14,954
Advance billings and customer deposits	-	-	25,131	2,523	-	27,654
Dividends payable	15,463	-	-	-	-	15,463
Accrued compensation	36	-	19,863	2,013	-	21,912
Accrued interest	-	2,943	14	5	-	2,962
Accrued expense	235	430	39,659	3,939	-	44,263
Current portion of long term debt and capital lease obligations	-	9,242	300	54	-	9,596
Current portion of derivative liability	-	3,164	-	-	-	3,164
Liabilities of discontinued operations	-	-	4,209	-	-	4,209
Total current liabilities	15,734	15,779	104,130	8,534	-	144,177

Long-term debt and capital lease obligations	-	1,203,760	3,611	877	-	1,208,248
Advances due to/from affiliates, net	817,118	(1,934,978)	1,137,159	(19,299)	-	-
Deferred income taxes	(2,357)	(3,571)	135,117	8,879	-	138,068
Pension and postretirement benefit obligations	-	-	125,706	31,004	-	156,710
Other long-term liabilities	-	3,919	6,587	240	-	10,746
Total liabilities	830,495	(715,091)	1,512,310	30,235	-	1,657,949

Shareholders’ equity:
Common Stock	399	-	17,411	30,000	(47,411)	399
Other shareholders’ equity	131,531	958,199	104,805	78,973	(1,141,977)	131,531
Total Consolidated Communications Holdings, Inc. shareholders’ equity	131,930	958,199	122,216	108,973	(1,189,388)	131,930
Noncontrolling interest	-	-	4,175	-	-	4,175
Total shareholders’ equity	131,930	958,199	126,391	108,973	(1,189,388)	136,105
Total liabilities and shareholders’ equity	$962,425	$243,108	$1,638,701	$139,208	$(1,189,388)	$1,794,054

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Quarter Ended September 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(56)	$137,394	$16,961	$(3,526)	$150,773
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,257	3,742	(3,219)	55,780
Selling, general and administrative expenses	872	39	28,457	4,654	(307)	33,715
Financing and other transaction costs	36	-	319	-	-	355
Depreciation and amortization	-	-	32,478	2,278	-	34,756
Operating income (loss)	(908)	(95)	20,883	6,287	-	26,167
Other income (expense):
Interest expense, net of interest income	55	(20,879)	172	20	-	(20,632)
Intercompany interest income (expense)	(27,199)	32,585	(5,785)	399	-	-
Investment income	-	42	9,645	-	-	9,687
Equity in earnings of subsidiaries, net	30,243	19,378	170	-	(49,791)	-
Other, net	-	-	(696)	9	-	(687)
Income (loss) from continuing operations before income taxes	2,191	31,031	24,389	6,715	(49,791)	14,535
Income tax expense (benefit)	(9,503)	788	10,464	2,456	-	4,205
Income (loss) from continuing operations	11,694	30,243	13,925	4,259	(49,791)	10,330
Discontinued operations, net of tax	-	-	1,425	-	-	1,425
Net income (loss)	11,694	30,243	15,350	4,259	(49,791)	11,755
Less: net income attributable to noncontrolling interest	-	-	61	-	-	61
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$11,694	$30,243	$15,289	$4,259	$(49,791)	$11,694

Total comprehensive income (loss) attributable to common shareholders	$11,694	$30,392	$15,591	$4,390	$(49,791)	$12,276

	Quarter Ended September 30, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(23)	$137,679	$16,939	$(3,570)	$151,025
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,731	3,281	(3,570)	55,442
Selling, general and administrative expenses	648	23	29,952	4,110	-	34,733
Financing and other transaction costs	9,880	4,645	-	-	-	14,525
Depreciation and amortization	-	-	34,920	3,220	-	38,140
Operating income (loss)	(10,528)	(4,691)	17,076	6,328	-	8,185
Other income (expense):
Interest expense, net of interest income	-	(20,528)	(80)	(16)	-	(20,624)
Intercompany interest income (expense)	(11,466)	21,971	(10,628)	123	-	-
Investment income	-	61	8,168	-	-	8,229
Equity in earnings of subsidiaries, net	7,142	14,244	326	-	(21,712)	-
Other, net	-	-	241	(9)	-	232
Income (loss) from continuing operations before income taxes	(14,852)	11,057	15,103	6,426	(21,712)	(3,978)
Income tax expense (benefit)	(13,887)	3,915	3,709	3,596	-	(2,667)
Income (loss) from continuing operations	(965)	7,142	11,394	2,830	(21,712)	(1,311)
Discontinued operations, net of tax	-	-	467	-	-	467
Net income (loss)	(965)	7,142	11,861	2,830	(21,712)	(844)
Less: net income attributable to noncontrolling interest	-	-	121	-	-	121
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(965)	$7,142	$11,740	$2,830	$(21,712)	$(965)

Total comprehensive income (loss) attributable to common shareholders	$(965)	$8,720	$11,781	$2,849	$(21,712)	$673

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Nine Months Ended September 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(82)	$412,996	$51,349	$(10,642)	$453,621
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	165,599	10,919	(9,744)	166,774
Selling, general and administrative expenses	2,561	132	84,541	14,049	(898)	100,385
Financing and other transaction costs	393	-	319	-	-	712
Depreciation and amortization	-	-	97,547	6,759	-	104,306
Operating income (loss)	(2,954)	(214)	64,990	19,622	-	81,444
Other income (expense):
Interest expense, net of interest income	48	(66,048)	43	28	-	(65,929)
Intercompany interest income (expense)	(75,966)	94,455	(19,364)	875	-	-
Investment income	-	47	27,117	-	-	27,164
Equity in earnings of subsidiaries, net	78,402	57,037	691	-	(136,130)	-
Other, net	(18)	-	(694)	-	-	(712)
Income (loss) from continuing operations before income taxes	(488)	85,277	72,783	20,525	(136,130)	41,967
Income tax expense (benefit)	(28,159)	6,875	28,979	7,524	-	15,219
Income (loss) from continuing operations	27,671	78,402	43,804	13,001	(136,130)	26,748
Discontinued operations, net of tax	-	-	1,177	-	-	1,177
Net income (loss)	27,671	78,402	44,981	13,001	(136,130)	27,925
Less: net income attributable to noncontrolling interest	-	-	254	-	-	254
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$27,671	$78,402	$44,727	$13,001	$(136,130)	$27,671

Total comprehensive income (loss) attributable to common shareholders	$27,671	$81,528	$45,665	$13,444	$(136,130)	$32,178

	Nine Months Ended September 30, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$-	$283,478	$51,169	$(10,614)	$324,033
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	118,356	10,773	(10,614)	118,515
Selling, general and administrative expenses	1,818	79	58,418	12,222	-	72,537
Financing and other transaction costs	10,698	9,211	-	-	-	19,909
Depreciation and amortization	-	-	71,377	10,445	-	81,822
Operating income (loss)	(12,516)	(9,290)	35,327	17,729	-	31,250
Other income (expense):
Interest expense, net of interest income	(20)	(51,393)	(647)	(57)	-	(52,117)
Intercompany interest income (expense)	(33,715)	62,301	(28,901)	315	-	-
Investment income	-	185	21,267	5	-	21,457
Equity in earnings of subsidiaries, net	27,025	31,231	989	-	(59,245)	-
Other, net	-	1	449	(19)	-	431
Income (loss) from continuing operations before income taxes	(19,226)	33,035	28,484	17,973	(59,245)	1,021
Income tax expense (benefit)	(22,806)	6,010	7,870	7,760	-	(1,166)
Income (loss) from continuing operations	3,580	27,025	20,614	10,213	(59,245)	2,187
Discontinued operations, net of tax	-	-	1,759	-	-	1,759
Net income (loss)	3,580	27,025	22,373	10,213	(59,245)	3,946
Less: net income attributable to noncontrolling interest	-	-	366	-	-	366
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$3,580	$27,025	$22,007	$10,213	$(59,245)	$3,580

Total comprehensive income (loss) attributable to common shareholders	$3,580	$30,187	$22,643	$10,534	$(59,245)	$7,699

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended September 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(77,198)	$40,016	$143,053	$18,182	$124,053
Net cash used in discontinued operations	-	-	(3,412)	-	(3,412)
Net cash (used in) provided by operating activities	(77,198)	40,016	139,641	18,182	120,641

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(74,643)	(5,941)	(80,584)
Other	-	-	(144)	17	(127)
Net cash used in continuing operations	-	-	(74,787)	(5,924)	(80,711)
Net cash provided by discontinued operations			2,331	-	2,331
Net cash used in investing activities	-	-	(72,456)	(5,924)	(78,380)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	57,000	-	-	57,000
Payment of capital lease obligation	-	-	(328)	(40)	(368)
Payment on long-term debt	-	(63,930)	-		(63,930)
Dividends on common stock	(46,526)	-	-		(46,526)
Transactions with affiliates, net	123,724	(38,845)	(71,560)	(13,319)	-
Net cash provided by (used in) financing activities	77,198	(45,775)	(71,888)	(13,359)	(53,824)
Decrease in cash and cash equivalents	-	(5,759)	(4,703)	(1,101)	(11,563)
Cash and cash equivalents at beginning of period	-	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$-	$818	$3,827	$1,646	$6,291

	Nine Months Ended September 30, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(38,017)	$11,911	$78,856	$17,950	$70,700
Net cash provided by discontinued operations	-	-	1,200	-	1,200
Net cash (used in) provided by operating activities	(38,017)	11,911	80,056	17,950	71,900

Cash flows from investing activities:
Business acquisition, net of cash acquired	(377,021)	-	-	-	(377,021)
Purchases of property, plant and equipment	-	-	(45,646)	(4,677)	(50,323)
Other	(314)	-	379	36	101
Net cash used in continuing operations	(377,335)	-	(45,267)	(4,641)	(427,243)
Net cash used in discontinued operations	-	-	(97)	-	(97)
Net cash used in investing activities	(377,335)	-	(45,364)	(4,641)	(427,340)

Cash flows from financing activities:
Proceeds on bond offering	-	298,035	-	-	298,035
Proceeds from issuance of long-term debt	-	35,000	-	-	35,000
Payment of capital lease obligation	-	-	(108)	(32)	(140)
Payment on long-term debt	-	(6,600)	-	-	(6,600)
Payment of financing costs	-	(13,147)	-	-	(13,147)
Dividends on common stock	(38,637)	-	-	-	(38,637)
Transactions with affiliates, net	453,989	(415,911)	(25,545)	(12,533)	-
Net cash provided by (used in) financing activities	415,352	(102,623)	(25,653)	(12,565)	274,511
(Decrease) increase in cash and cash equivalents	-	(90,712)	9,039	744	(80,929)
Cash and cash equivalents at beginning of period	-	103,369	80	2,255	105,704
Cash and cash equivalents at end of period	$-	$12,657	$9,119	$2,999	$24,775

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements included in this report, including that which relates to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements reflect, among other things, our expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward looking statements necessarily involve assumptions on our part.  These forward looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward looking statements involve known and unknown risks, the impact of current economic conditions, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward looking statements. All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the nine months ended September 30, 2013 included in Item 1 of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers. Revenues increased $129.6 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily from the SureWest acquisition and growth in data, video and Internet connections. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of September 30, 2013, our video service was available to approximately 529,000 homes in the markets we serve. As of September 30, 2013, approximately 21% of the marketable homes in the areas we serve subscribe to our video service. Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds of up to 50 megabits per second, depending on the geographic market availability. As of September 30, 2013, approximately 30% of the homes in the areas we serve subscribe to our data service.

The increase in our operating revenues during the quarter and nine months ended September 30, 2013 was offset in part by an anticipated industry wide trend of a decline in access lines and related use of services.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Progressively, consumers are utilizing over-the-top services to download and watch television shows of interest to them on their computers. Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.

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

Segment Reporting

Historically, we have classified our operations into two separate reportable business segments: Telephone Operations and Other Operations.  Our Telephone Operations consisted of a wide range of telecommunications services to residential and business customers, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  Our Other Operations segment operated two complementary non-core businesses including telephone services to state and county correctional facilities (“Prison Services”) and equipment sales.  As discussed below, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning these services to another service provider was completed during the quarter ended March 31, 2013.  The remaining prison services assets and operations were classified as discontinued operations during the quarter ended June 30, 2013 and subsequently sold during the quarter ended September 30, 2013, as discussed below.  Prison Services comprised nearly all of the Other Operations segment revenue and results of operations.  Consequently, with the cessation of our Prison Services business and based on the segment accounting guidance, the Company concluded that we operate as one segment as of the quarter ended June 30, 2013. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

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

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to thirteen county jails located in Illinois.  The sale was completed for an aggregate purchase price of $2.5 million, resulting in a gain of $1.3 million, net of tax.  The financial results of the operations for Prison Services, which were previously reported in the Other Operations segment, have been reported as discontinued operations in our condensed consolidated financial statements for all periods presented.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2013 and 2012.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In millions, except for percentages)	2013	2012	Change	Change	2013	2012	Change	Change
Operating Revenues
Local calling services	$27.0	$27.1	$(0.1)	(0)%	$79.9	$66.7	$13.2	20%
Network access services	26.9	29.5	(2.6)	(9)	85.4	68.9	16.5	24
Video, Data and Internet services	68.2	65.1	3.1	5	202.1	109.8	92.3	84
Subsidies	13.7	12.7	1.0	8	40.6	35.4	5.2	15
Long-distance services	4.8	5.4	(0.6)	(11)	14.6	12.4	2.2	18
Other services	10.2	11.2	(1.0)	(9)	31.0	30.8	0.2	1
Total operating revenue	150.8	151.0	(0.2)	(0)	453.6	324.0	129.6	40
Expenses
Cost of services and products	55.8	55.4	0.4	1	166.8	118.5	48.3	41
Selling, general and administrative costs	33.7	34.7	(1.0)	(3)	100.4	72.5	27.9	38
Financing and other transaction costs	0.3	14.5	(14.2)	(98)	0.7	19.9	(19.2)	(96)
Depreciation and amortization	34.8	38.2	(3.4)	(9)	104.3	81.8	22.5	28
Total operating expenses	124.6	142.8	(18.2)	(13)	372.2	292.7	79.5	27
Income from operations	26.2	8.2	18.0	220	81.4	31.3	50.1	160
Interest expense, net	(20.6)	(20.6)	-	0	(65.9)	(52.1)	(13.8)	(26)
Other income	9.0	8.4	0.6	7	26.5	21.8	4.7	22
Income tax expense	4.2	(2.7)	6.9	256	15.2	(1.2)	16.4	1,367
Income (loss) from continuing operations	10.4	(1.3)	11.7	900	26.8	2.2	24.6	1,118
Income from discontinued operations, net of tax	1.4	0.5	0.9	180	1.2	1.8	(0.6)	(33)
Net income attributable to noncontrolling interest	0.1	0.1	-	0	0.3	0.4	(0.1)	(25)
Net income (loss) attributable to common shareholders	$11.7	$(0.9)	$12.6	1,400	$27.7	$3.6	$24.1	669

Adjusted EBITDA (1)	$71.2	$69.9	$1.3	2%	$216.5	$158.7	$57.8	36%

(1)       A non-GAAP measure.  See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2013	2012	Change	% Change
ILEC access lines
Residential	148,811	155,274	(6,463)	(4)%
Business	110,794	115,686	(4,892)	(4)
Total	259,605	270,960	(11,355)	(4)

Voice connections (1)
Residential	74,588	80,097	(5,509)	(7)
Business	49,830	51,360	(1,530)	(3)
Total	124,418	131,457	(7,039)	(5)

Data and internet connections (2)	252,516	246,817	5,699	2

Video connections (2)	109,882	105,202	4,680	4

Total connections	746,421	754,436	(8,015)	(1)

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

Operating Revenues

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue decreased $0.1 million and increased $13.2 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues for the first six months of 2013, local calling services decreased approximately $4.1 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to a 4% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to market forces and through our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and wireless backhaul services.  Network access services revenue decreased $2.6 million and increased $16.5 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase during the nine months ended September 30, 2013 was primarily as a result of the acquisition of SureWest in 2012, which accounted for approximately $21.2 million of the year-to-date increase.  Excluding the addition of the SureWest revenues for the first six months of 2013, network access service revenue decreased during the current year periods due to a decline in switched and special access revenue.  As described in the “Regulatory Matters” section below, network access revenues were impacted by a decline in intrastate rates as a result of the intercarrier compensation (“ICC”) reform which became effective in July 2012.

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

Video, data and Internet revenue increased $3.1 million and $92.3 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of the acquisition of SureWest, which accounted for $86.4 million of the year-to-date increase.  The remaining increase in revenue was due to the continued growth in data and Internet connections and video connections, which increased 2% and 4% as of September 30, 2013, respectively.  We expect video, data and Internet service revenue to continue to grow and comprise a greater percentage of consolidated operating revenues as a result of growth opportunities from the acquisition of SureWest and as a result of the rising consumer and business demand for data based services.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $1.0 million and $5.2 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of the addition of revenue from the acquisition of SureWest and the addition of revenues from the Connect America Fund (“CAF”), which was implemented by the Federal Communications Commission (“FCC”) in July 2012.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers.  Long-distance services revenue decreased $0.6 million and increased $2.2 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues for the first six months of 2013, long distance services decreased $0.8 million during the nine months ended September 30, 2013 compared to the same period in 2012.  The decrease in long distance revenue was primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Other Services

Other services include revenues from telephone directory publishing, wholesale transport services, billing and collection services, inside wiring service and maintenance and equipment sales.  Other services revenue decreased $1.0 million and increased $0.2 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  The changes in other services revenue was primarily due to the acquisition of SureWest and an increase in transport services, which were more than offset by a decline in directory publishing revenues and equipment sales.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $0.4 million and $48.3 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  The addition of the operations for SureWest during the first six months of 2013 accounted for $50.0 million of the year-to-date increase.  Video programming costs continued to increase due to the growth in video connections and an increase in costs per program channel.  However, the increase in video programming costs was partially offset by a reduction in access costs due to the decline in access lines and usage.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $1.0 million and increased $27.9 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to the addition of the operations for SureWest for the first six months of 2013, which accounted for $27.0 million of the year-to-date increase.  The remaining changes in selling, general and administrative expense were due to an increase in professional fees for audit and legal services, which was offset in part by a reduction in bad debt expense in the current quarter.

Transaction/Debt Refinancing Costs

In connection with the acquisition of SureWest, we incurred $14.5 million and $19.9 million of transaction related fees which were recognized as financing and other transaction costs during the quarter and nine months ended September 30, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.4 million and increased $22.5 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to the additional operations for SureWest for the first six months of 2013, which accounted for $38.5 million of the year-to-date increase.  Excluding the addition of the operations for SureWest, depreciation and amortization expense decreased during the current year periods as a result of certain intangible assets and network and outside plant equipment becoming fully amortized or depreciated during 2012.

Reclassifications

Certain amounts in our 2012 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2013 condensed consolidated financial statements, which consists of the effects of reclassifications of prison services as a discontinued operation, the retrospective adjustments to report operating results as a single segment and the finalization of purchase accounting for the SureWest acquisition.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund, and the Texas Universal Service Fund increased $1.0 million and $5.2 million during the quarter and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the Universal Service subsidies received during the current year was primarily due to the acquisition of SureWest and the new subsidies received from the CAF, as described below.

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

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/CAF and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband.  Initially, the second phase was anticipated to be implemented July 1, 2013.  It is now anticipated that implementation will likely occur no sooner than January 2014. We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, during the quarter and nine months ended September 30, 2013 our network access revenues decreased approximately $0.4 million and $1.4 million, respectively, compared to the same periods in 2012.

In order for eligible telecommunications carriers (“ETCs”) to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that federal universal service high-cost support (“USF”) is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the CPUC in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  The Order states that SureWest was not eligible to receive USF for the six month period ended June 30, 2013, which, if sustained upon review, could result in a decrease of previously accrued revenues of approximately $3.0 million.  Management intends to apply for review of the decision made by the FCC staff by the full Commission.  Management believes, based on  the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company will likely prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013.  Based on past history of the FCC regarding late filings, an assessment in the range of $8 thousand to $10 thousand for each quarter the filer is delinquent is standard practice.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013 and will eliminate our annual $1.4 million HCAF support, effective January 1, 2014.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket No. 41097, Rate Rebalancing (“Docket 41097”), which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of settlement agreement, our HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, we have the ability to offset this reduction with increases to residential rates, where market conditions will allow.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $13.8 million during the nine months ended September 30, 2013 compared to the same period in 2012.  The increase in interest expense was due primarily to an increase in total debt outstanding as a result of the acquisition of SureWest in 2012, which included the issuance of incremental term loans under our credit facility in December 2012 and the issuance of a $300.0 million Senior Note offering in May 2012, as described in the Liquidity and Capital Resources section below.  An increase in interest rates on outstanding borrowings under our credit facility, which was amended in December 2012 to extend the maturity dates, also contributed to the increase in interest expense during the current year periods.  The increase in the current year was offset in part by the inclusion of $4.2 million during the nine months ended September 30, 2012 of amortized financing costs for the temporary bridge loan facility obtained to fund the SureWest acquisition.  In addition, interest expense related to our interest rate swap agreements has declined due to the maturity of several agreements during 2013.

Investment income increased $1.5 million and $5.7 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher earnings from our wireless partnership interests. Other, net decreased $0.9 million and $1.1 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to a settlement agreement reached in legal dispute during the quarter ended September 30, 2013.  See Note 11 for a more detailed discussion regarding the settlement agreement.

Income Taxes

Income taxes increased $6.9 million and $16.4 million during the quarter and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.  Our effective rate was 28.9% and 36.3% for the three and nine month periods ended September 30, 2013, respectively, compared to 67.1% and (114.2%) for the three and nine month periods ended September 30, 2012, respectively.  During the nine months ended September 30, 2013, we recognized $1.2 million to our previously unrecognized tax benefits, which resulted in a decrease to our tax expense of $0.8 million, due to the expiration of a state statute of limitations.  We also recognized approximately $0.7 million of tax expense during the nine months ended September 30, 2013 to adjust our 2012 provision to match our 2012 returns and approximately $0.2 million of tax benefit in the three month period ended September 30, 2012 to adjust our 2011 provision to match our 2011 returns.  The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes.  These changes resulted in a net decrease of $1.3 million to our net state deferred tax liabilities and a corresponding decrease to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.4 million.  We recognized these changes in the three month period ended September 30, 2012. Exclusive of these adjustments, our effective tax rate for the nine months ended September 30, 2013 and 2012 would have been approximately 36.5% and 15.1%.  The adjusted effective tax rate for the nine months ended September 20, 2012 differed from the federal and state statutory rates primarily due to the acquisition of SureWest, which resulted in changes to the Company’s forecasted income, state income tax expense, and non-deductible expenses.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters and nine months ended September 30, 2013 and 2012:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012
Net cash provided by operating activities from continuing operations	$56,707	$21,472	$124,053	$70,700
Adjustments:
Compensation from restricted share plan	(794)	(594)	(2,234)	(1,684)
Other adjustments, net	1,833	1,812	13	(2,243)
Changes in operating assets and liabilities	(12,660)	14,139	9,222	17,236
Interest expense, net	20,632	20,624	65,929	52,117
Income taxes	4,205	(2,667)	15,219	(1,166)
EBITDA	69,923	54,786	212,202	134,960

Adjustments to EBITDA:
Other, net (1)	(8,070)	6,838	(22,220)	2,239
Investment distributions (2)	8,555	7,723	24,316	19,835
Non-cash compensation (3)	794	594	2,234	1,684
Adjusted EBITDA	$71,202	$69,941	$216,532	$158,718

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows provided by (used in):
Operating activities:
Continuing operations	$124,053	$70,700
Discontinued operations	(3,412)	1,200
Investing activities:
Continuing operations	(80,711)	(427,243)
Discontinued operations	2,331	(97)
Financing activities:
Continuing operations	(53,824)	274,511
Decrease in cash and cash equivalents	$(11,563)	$(80,929)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $124.1 million during the nine-month period ended September 30, 2013, an increase of $53.4 million compared to the same period in 2012.  Cash provided by operating activities increased as a result of the additional cash flows provided by the addition of the SureWest operations and a decrease in accounts receivable.  These increases were offset in part by a decrease in accounts payable and accrued expenses related to the timing in payments to suppliers and the payment of accrued transaction costs during 2013.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $80.7 million during the nine-month period ended September 30, 2013 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $80.6 million during the nine-month period ended September 30, 2013, an increase of $30.3 million compared to the same period in 2012.  The increase in capital expenditures was due to the addition of the SureWest operations and growth in residential customer additions.  Capital expenditures for the remainder of 2013 are expected to be $25.0 million to $30.0 million of which approximately 30% is planned for success-based capital projects for residential and commercial initiatives.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions, which consists of a $50.0 million revolving credit facility and outstanding term loans of $908.5 million at September 30, 2013.  The credit facility also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans.  As of September 30, 2013 and December 31, 2012, no amounts were outstanding under the revolving credit facility.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

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

Our revolving credit facility has a maturity date of June 8, 2016 and an applicable margin (at our election) of between 2.75% and 3.50% for LIBOR-based borrowings and between 1.75% and 2.50% for alternative base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at September 30, 2013, the borrowing margin for the next three month period ending December 31, 2013 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  There were no borrowings or letters of credit outstanding under the revolving credit facility at September 30, 2013 and December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit agreement was 4.78% and 4.79% at September 30, 2013 and December 31, 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage, and total net leverage ratios, all as defined in the credit agreement.  As of September 30, 2013, we were in compliance with the credit agreement covenants.

Effective February 17, 2012, we amended our credit facility to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the Senior Notes described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the nine months ended September 30, 2012.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of September 30, 2013 and including the $15.5 million dividend declared in August 2013 and paid on October 15, 2013, we had $208.7 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of September 30, 2013, our total net leverage ratio under the credit agreement was 4.19:1.00 and our interest coverage ratio was 3.34:1.00.

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

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  At September 30, 2013, this ratio, which is calculated differently than the comparable ratio under the credit agreement, was 3.99:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture. Since dividends of $93.0 million have been paid since May 30, 2012, at September 30, 2013 there was $135.9 million of the $228.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

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

Capital Leases

As of September 30, 2013, we had seven capital leases which expire between 2015 and 2021.  As of September 30, 2013, the present value of the minimum remaining lease commitments was approximately $5.3 million, of which $0.6 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $8.2 million as of September 30, 2013, of which $6.0 million will be paid to LATEL LLC, a related party entity.

During the nine months ended September 30, 2013, we acquired equipment of $0.8 million through capital lease agreements, which represents a noncash investing activity.

Dividends

We paid $15.5 million in dividend payments to shareholders during the quarters ended September 30, 2013 and 2012.  We paid $46.5 million and $38.6 million in dividend payments to shareholders during the nine-month periods ended September 30, 2013 and 2012, respectively.  On August 5, 2013, our board of directors declared our next quarterly dividend of $0.38738 per common share, which is payable on November 1, 2013 to shareholders of record at the close of business on October 15, 2013.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2013	2012
Cash and cash equivalents	$6,291	$17,854
Working capital (deficit)	(41,309)	(34,321)
Total debt and capital leases	1,212,034	1,217,844
Current ratio	0.68	0.76

Our most significant uses of funds in the remainder of 2013 are expected to be for: (i) dividend payments of approximately $15.5 million; (ii) interest payments on our indebtedness of between $27.0 million and $30.0 million and principal payments on debt of $2.3 million; (iii) capital expenditures of between $25.0 million and $30.0 million and (iv) pension and other post-retirement obligations of $3.2 million.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2013, we had approximately $2.8 million of these bonds outstanding.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plans.  As of January 1, 2013, we estimate the long-term rate of return of Plan assets will be 8.0%. The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

In 2013, we expect to make contributions totaling approximately $11.5 million to our pension plans and $2.4 million to our other post-retirement plans.  As of September 30, 2013, we have contributed $8.8 million and $1.9 million to our pension plans and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the Regulatory Matters section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. Although the broadband cost model for this reform is still being developed, we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $0.4 million and $1.4 million during the quarter and nine months ended September 30, 2013.  We anticipate network access revenues will continue to decline as a result of the Order through 2018 by as much as $0.5 million in the remainder of 2013 and $1.3 million, $1.0 million, $1.1 million, $2.5 million and $1.8 million in 2014, 2015, 2016, 2017 and 2018, respectively.

In accordance with the provisions of SB 583, as discussed above in the Regulatory Matters Section, our annual $1.4 million Texas HCAF will be eliminated, effective January 1, 2014.  In addition, the terms of the settlement agreement reached with the PUCT in August 2013 will reduce our HCF draw by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, we have the ability to offset this reduction with increases to residential rates, where market conditions will allow.

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

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is present. The amended guidance is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

Effective January 1, 2013, we adopted Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (“OCI”). ASU 2013-2 requires disclosures for the (i) changes in components of accumulated OCI, (ii) effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (iii) cross references to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. For public companies, amendments were effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. In accordance with the provisions of this guidance, disclosures related to accumulated OCI can be found in Note 8 to our condensed consolidated financial statements.

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

As of September 30, 2013, the interest rate on approximately $76.9 million of our floating rate debt was not fixed through the use of interest rate swaps or subject to a variable rate floor, thereby subjecting this portion of our debt to potential changes in interest rates.  Based on variable rate debt outstanding at September 30, 2013, if market interest rates changed by 1.0%, annual interest expense would have increased or decreased by approximately $0.2 million.

As of September 30, 2013, the fair value of our interest rate swap agreements amounted to a net liability of $2.9 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $2.9 million at September 30, 2013.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2013.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013.

Our assessment of the internal control structure excluded SureWest, which was acquired on July 2, 2012.  SureWest had net revenues of $66.5 million and $200.1 million for the quarter and nine months ended September 30, 2013, respectively or approximately 44% for both the quarter and nine months ended September 30, 2013 of our consolidated net revenues and total assets of $684.0 million at September 30, 2013, or approximately 39% of our consolidated total assets, which are included in the condensed consolidated financial statements of the Company as of and for the quarter ended September 30, 2013. Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Change in internal control over financial reporting

During the quarter ended September 30, 2013, the Company had the following changes relating to its controls over financial reporting:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million and did not request a specific dollar amount in damages.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court granted, in part, Consolidated’s motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, the Company reached an agreement in principle (the “agreement”) with Salsgiver, Inc.  In accordance with the terms of the agreement, the Company will pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits will be available for services performed in connection with the pole attachment applications within five years of the execution of the agreement. The Company had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the agreement the Company recorded an additional $0.9 million, which included estimated legal fees.  The agreement is contingent on appropriate documentation and there is no assurance that the agreement will be finalized.

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

We previously provided telephone service to inmates incarcerated at facilities operated by the Illinois Department of Corrections.  On June 27, 2012, the Illinois Department of Central Management Services announced its intent to replace the Company as the provider of those services with a competitor, Securus Technologies, Inc.  Since that decision, Securus has replaced the Company as the provider of telephone service at the Illinois Department of Corrections facilities.  We challenged Securus’ bid, and the State’s decision to accept that bid, in a variety of different forums including: (i) protests with the Chief Procurement Officer of the Illinois Executive Ethics Commission, which were denied, (ii) a lawsuit filed in the Circuit Court of Sangamon County, Illinois that was dismissed, but is now under appeal in the Illinois Appellate Court Fourth District, (iii) a declaratory ruling request filed with the Illinois Commerce Commission, which was granted on April 9, 2013 and which Securus has appealed to the Illinois Appellate Court First District and (iv) a complaint filed with the Illinois Procurement Policy Board.  In each of those challenges, we claimed either that Securus was not a responsible vendor, as defined by the State’s bid solicitation document, and/or that rates for the services Securus proposed to provide are subject to regulatory limits below those Securus proposed to charge. Our efforts to challenge our competitors bid and the States decision to accept the bid have not been successful.  The process to transition these services to our competitor was complete during the quarter ended March 31, 2013. On September 13, 2013, we completed the sale of the assets and contractual rights (the “asset purchase agreement”) to Securus for our remaining Prison Services business, which historically provided communications services to thirteen county jails located in Illinois.  The asset purchase agreement resolved any pending legal matters between the Company and Securus.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 7, 2013	By:	/s/ Robert J. Currey
Robert J. Currey,
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2013	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)