Form 10-K
period 2013-12-31
Consolidated Communications Holdings, Inc.
filed 2014-03-05
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐   No ☒

As of June 30, 2013, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $653,300,709 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 14, 2014, the registrant had 40,065,246 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

PART I

Note About Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Annual Report on Form 10-K, including that which relates to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements. Forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.

Item 1.                        Business.

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a Delaware holding company with operating subsidiaries (collectively “Consolidated”) providing a wide range of communications services to residential and business customers in Illinois, Texas, Pennsylvania, California, Kansas and Missouri.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of one of the members of our Board of Directors, Richard A. Lumpkin. After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company (“ICTC”) on April 10, 1924. We were incorporated under the laws of Delaware in 2002, and through our predecessors we have provided telecommunications services for more than a century.  Through strategic acquisitions over the last decade, we have grown our business, diversified our revenue and cash flow streams and created a strong platform for future growth.  Our strategic approach in evaluating potential  transactions include analysis of the market, the quality of the network, our ability to integrate the acquired company efficiently, the potential for creating significant operating synergies and a positive cash flow at the inception of each acquisition.  The operating synergies are created through the use of consistent platforms, convergence of processes and functional management of the combined entities.  We measure our synergies during the first two years following an acquisition.  For example, the acquisition of our Texas properties in 2004 tripled the size of our business and gave us the requisite scale to make system and platform decisions that would facilitate future acquisitions.  For the acquisition of our Pennsylvania properties, we achieved synergies in excess of $12.0 million in annualized savings, which at the time, represented about 20% of their operating expense. During the first full year following the acquisition of SureWest Communications, we achieved synergies in excess of $23.4 million and we believe we will continue to achieve further operating synergies in the second year post acquisition.  We have positioned our business to provide services in both rural and suburban markets with service territories spanning the country.

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

Recent Business Developments

Segment Reporting

Historically, we classified our operations into two separate reportable business segments: Telephone Operations and Other Operations.  Our Telephone Operations consisted of a wide range of telecommunications services to residential and business customers, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  Our Other Operations segment operated two complementary non-core businesses including telephone services to state and county correctional facilities (“Prison Services”) and equipment sales.  As discussed below, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning those services to another service provider was completed during the quarter ended March 31, 2013.  The remaining prison services assets and operations were classified as discontinued operations during the quarter ended June 30, 2013 and subsequently sold during the quarter ended September 30, 2013.  Prison Services comprised nearly all of the Other Operations segment revenue and results of operations.  Consequently, with the cessation of our Prison Services business and based on the segment accounting guidance, we concluded that we operate as one segment as of the quarter ended June 30, 2013. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

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

Discontinued Operations

In September 2013, we completed the sale of the assets and contractual rights used to provide communications services to inmates in thirteen county jails located in Illinois for a total purchase price of $2.5 million.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the financial results of the prison services business have been reported as a discontinued operation in our consolidated financial statements for all periods presented. For a more complete discussion of the transaction, refer to Note 3 to the Consolidated Financial Statements.

SureWest Merger

We completed the merger with SureWest Communications on July 2, 2012.  SureWest Communications’ results of operations are included within our results following the acquisition date.  During the quarter ended June 30, 2013 we finalized the purchase price allocation. For a more complete discussion of the transaction, refer to Note 3 to the Consolidated Financial Statements.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.consolidated.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies are also available free of charge upon request to Consolidated Communications, 121 S. 17th St, Mattoon, IL 61938, Attn: Vice President Investor Relations and Treasurer. Our website also contains copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charter of each committee of our Board of Directors.  The information found on our web site is not part of this or any other report we file with or furnish to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Description of Our Business

We are an established telecommunications services company providing a wide range of telecommunications services to residential and business customers in six states.  We offer a wide range of telecommunications services, including local and long-distance service, high-speed broadband Internet access, video services, VOIP, custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, CLEC services and equipment sales.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers. Revenues increased $123.7 million during 2013 compared to 2012, primarily from the SureWest acquisition and growth in data, video and Internet connections. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of December 31, 2013, our video service was available to approximately 531,000 homes in the markets we serve, with an approximate 21% penetration rate. As of December 31, 2013, we had approximately 110,613 video subscribers, a 4% increase from 2012. During 2013, we launched TV Everywhere which allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.  Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds of up to 50 megabits per second, depending on the geographic market availability. As of December 31, 2013, approximately 30% of the homes in the areas we serve subscribe to our data service. Our voice services provide local and long-distance calling and other features such as hosted voice services using cloud network servers, a business directory listing and the added capacity for multiple phone lines are made available to our business voice customers. For our small to medium sized business customers, we also offer metro Ethernet network services and wireless backhaul services.

A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.

Key Operating Statistics

	As of December 31,
	2013	2012	2011
ILEC access lines
Residential	147,247	153,855	137,179
Business	109,558	114,742	90,813
Total	256,805	268,597	227,992

Voice connections (1)
Residential	73,219	78,811	2,388
Business	50,214	50,918	52,424
Total	123,433	129,729	54,812

Data and internet connections (2)	255,239	247,633	134,129
Video connections (2)	110,613	106,137	34,356
Total connections	746,090	752,096	451,289

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

Sources of Revenue

The following table summarizes our sources of revenue for the last three fiscal years:

	2013		2012		2011
(In millions, except for percentages)	$	% of Revenues	$	% of Revenues	$	% of Revenues
Local calling services	106.5	17.7	93.5	19.6	84.2	24.1
Network access services	112.4	18.7	98.6	20.6	80.5	23.1
Video, data and Internet services	270.0	44.9	176.7	37.0	83.0	23.8
Subsidies	52.0	8.6	49.3	10.3	45.4	13.0
Long-distance services	19.3	3.2	17.3	3.6	15.9	4.6
Other services	41.4	6.9	42.5	8.9	40.0	11.4
Total operating revenue	601.6	100.0	477.9	100.0	349.0	100.0

All telecommunications providers continue to face increased competition as a result of technology changes and industry legislative and regulatory developments. In recent years, changes in consumer demand and our acquisition of SureWest have provided us with significant growth opportunities for our video, data and Internet services.  As indicated by the table above, the percentage of operating revenues we receive from our video, data and Internet services has nearly doubled since 2011.  We anticipate that video, data and Internet revenues will continue to increase as a total percentage of operating revenues and offset the anticipated decline in traditional telephone services, which continue to be impacted by the industry-wide decline in access lines.

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

Network access services

Network access service revenues include interstate and intrastate switched access revenue and network special access services.  Revenue from network access charges are received from long-distance and other carriers for customers originating or terminating calls from/to our local exchanges.  These services allow customers to make or receive calls in our service area.  Our long-distance customers typically pay a monthly flat-rate fee for this service.  In addition, other carriers pay network access charges for their originating or terminating calls within our service areas.  These charges also apply to private lines that connect a customer in one of our service areas to a location outside of our service areas. Through these dedicated lines customers can transmit data and access external data networks.  We also provide cell site backhaul services to wireless carriers.  The demand for backhaul services continues to grow as wireless carriers are faced with escalating consumer and business demands for wireless data.  Certain of our network access revenues are based on rates set or approved by federal and state regulatory commissions or as directed by law that are subject to change at any time.

Video, Data and Internet services

Video, data and Internet services include revenue from residential and business customers for subscriptions to our video and data products.  Our data service can provide high-speed Internet access at various symmetrical speeds of up to 50 megabits per second (“Mbps”), depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability.  We also offer a variety of data connectivity services in select markets, including Ethernet services capable of connecting multiple connections over our copper and fiber-based networks, virtual hosting services, Wi-Fi and colocation services.

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

Subsidies

We receive federal and state subsidies which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies come from pools to which we and other telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to participating carriers monthly based upon their respective costs for providing local service.  Similar to access charges, subsidies are regulated by federal and state regulatory commissions.  See Part I – Item 1 - “Regulatory Environment” below and Item 1A – “Risk Factors – Regulatory Risks” for additional information regarding the subsidies we receive.

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

Other services

Other services include revenues from telephone directory publishing, wholesale transport services on our fiber-optic network in Texas, billing and collection services, inside wiring service and maintenance and equipment sales (“Business Systems”).  Business Systems sells and supports telecommunications equipment, such as key, private branch exchange (“PBX”) and IP-based telephone systems, to business customers.  We are an Avaya and ShoreTel distributor.

Wireless partnerships

In addition to our core business, we also derive a significant portion of our cash flow and earnings from investments in five wireless partnerships.  Wireless partnership investment income is included as a component of other income in the consolidated statements of income.  Our wireless partnership investment consisted of five cellular partnerships: GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”), GTE Mobilnet of Texas RSA #17, Pittsburgh SMSA, Pennsylvania RSA 6(I) and Pennsylvania RSA 6(II).

We own 2.34% of the Mobilnet South Partnership.  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  Because we have a minor ownership interest and cannot influence operations, we account for this investment using the cost basis.  Income is recognized only upon cash distributions of our proportionate earnings in the partnership.

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

San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both the Mobilnet South Partnership  and GTE Mobilnet of Texas RSA #17.

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

For the years ended December 31, 2013, 2012 and 2011, we recognized income of $37.5 million, $30.2 million and $27.1 million, respectively, and received cash distributions of $34.8 million, $29.1 million and $28.3 million, respectively, from these wireless partnerships.

Employees

At December 31, 2013, we employed approximately 1,521 employees, including part-time employees.  We also use temporary employees in the normal course of our business.

Approximately 28% of our employees were covered by collective bargaining agreements as of December 31, 2013.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – “Risk Factors – Risks Relating to Our Business”.

Customers and Markets

Our services are available to customers in six states:  Illinois, Texas, Pennsylvania, California, Kansas and Missouri.  The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories.  The acquisition of SureWest in 2012 further diversifies our operating revenues and cash flows across multiple business lines and markets.

Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas.  We cover an area of 2,681 square miles, primarily in five central Illinois counties: Coles, Christian, Montgomery, Effingham and Shelby.  As of December 31, 2013, we had total connections of 103,717, which included 56,757 local access lines (averaging 21.2 lines per square mile). Approximately 61.3% of our Illinois local access lines serve residential customers, with the remainder serving business customers.  Our Illinois business customers are predominantly small retail, commercial, light manufacturing and service industry businesses, as well as universities and hospitals.

Our 21 exchanges in Texas serve three principal geographic markets—Lufkin, Conroe and Katy—in a 2,054 square mile area.  This territory had 114,090 local access lines (averaging 55.5 lines per square mile) and 70,731 data connections as of December 31, 2013.  Approximately 67.0% of our Texas local access lines serve residential customers, with the remainder serving business customers.  Our Texas business customers predominately operate in the manufacturing and retail industries; our largest business customers are hospitals, local governments and school districts.  In 2014, we will expand our commercial services into the greater Dallas/Fort Worth market utilizing our existing 30,000 miles of carrier-class fiber network in this area.  This network previously was used to serve our wholesale and carrier customers.  Beginning in 2014, we will begin offering fiber based services including dedicated internet access, wide area networks and hosted iPBX to commercial customers in this market.

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

Our Lufkin, Texas and central Illinois markets have experienced only nominal population growth over the past decade.  These low growth, low customer density markets, along with the predominantly rural residential character of these areas, have limited the number of product offerings from potential competitors in these areas.  The Conroe and Katy markets have experienced above-average population and business employment growth over the past decade as compared to the remainder of Texas and the United States as a whole.

The Pennsylvania ILEC territory consists of nine exchanges and covers 285 square miles, serving portions of Allegheny, Armstrong, Butler and Westmoreland Counties in western Pennsylvania.  The southernmost point of the ILEC territory is 12 miles north of the city of Pittsburgh.  As of December 31, 2013, we had 43,555 local access lines in this territory (averaging 152.8 lines per square mile).  The local access lines in this territory consist of approximately 54.7% business customers and 45.3% residential customers.  The western Pennsylvania area has experienced below average population growth in the past decade as compared to the remainder of the United States as a whole.  The CLEC operations expand south to serve the city of Pittsburgh and north to serve the city of Butler and surrounding areas.  Business customers consist primarily of small to mid-sized businesses, educational institutions, and healthcare facilities.

Our California ILEC territory consists of approximately 83 square miles, covering Roseville and Citrus Heights, California and adjacent areas in Placer and Sacramento Counties. As of December 31, 2013, we had 42,403 local access lines (averaging 510.9 lines per square mile), of which 61.6% consisted of business customers and 38.4% residential customers.  This territory also included 62,692 data connections and 30,271 video connections at December 31, 2013.  Our CLEC operations expand both north and south to serve primarily the greater Sacramento region.  The California territory has experienced rapid growth during the past two decades, but the pace of growth has slowed in recent years as the area has become more developed. The rapid growth also attracted new competitors to the area. In this market, our business customers primarily include financial institutions, healthcare, manufacturing, local governments and school districts.

We also serve as a competitive provider to residential and business customers in the greater Kansas City, Kansas and Missouri areas.  A significant portion of the market area is in Johnson County, Kansas, which includes the cities of Lenexa, Overland Park and Shawnee.  The Kansas City market has favorable market demographics and has experienced growth in its metropolitan and suburban communities in recent years which has resulted in tremendous business opportunities in this market.  Johnson County has the highest median household income and highest per-capita income in Kansas and is among the most affluent in the United States.  Business customers consist primarily of small to medium sized businesses and government entities.  As of December 31, 2013, the Kansas City territory had 109,162 voice, video and data connections, or 15% of the Company’s total connections.

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

As a result of our advanced networks, we provide data and video service in the markets we serve. We leverage our high definition head-end equipment to distribute content across our network allowing the Company to better manage costs of future channel additions and upgrades.  As of December 31, 2013, video service was available to approximately 531,000 homes in our markets up from 524,019 at December 31, 2012.  Our video subscriber base continues to grow and now totals 110,613 connections at December 31, 2013 as compared to 106,137 at December 31, 2012.  We do not anticipate having to make any material capital upgrades to our network infrastructure in connection with the continued growth of our video product except for providing set-top boxes to future subscribers and additional high definition channel equipment.

In our CLEC markets, we operate fiber networks which we own or have entered into long-term leases for fiber network access.  Our CLEC’s operate approximately 3,000 route-miles of fiber, which includes approximately 2,000 miles of fiber network in Texas, approximately 600 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 350 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and over 60 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area including both Kansas and Missouri. Our CLEC operations provide both residential and commercial services.  Residential service includes VOIP, data and video service. For commercial services, we sell competitive wholesale capacity on our fiber network to other carriers, wireless providers, CLECs and large commercial customers.  We also provide carrier hotel space and data center space in the various markets we serve.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2013, we had 788 cell sites under contract with 698 connected and 90 scheduled for completion in 2014.

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

Improve operating efficiency

We continue to seek to improve operating efficiency through technology, better practices and procedures and through cost containment measures. Our current focus is on the further integration of SureWest into our existing operations and creating operating synergies for the combined company.  In recent years, we have made significant operational improvements in our business through the centralization of work groups, processes and systems, which has resulted in significant cost savings and reductions in headcount.  Because of these efficiencies, we are better able to deliver a consistent customer experience, service our customers in a more cost-effective manner and lower our cost structure.  We continue to evaluate our operations in order to align our cost structure with operating revenues while continuing to launch new products and improve the overall customer experience.

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

Pursue selective acquisitions

We have in the past taken, and expect to continue to take in the future, a disciplined approach in pursuing company acquisitions. When we evaluate potential transactions, important factors include:

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

Competition

The telecommunications industry is subject to extensive competition and has increased significantly in recent years.  Technological advances have expanded the types and uses of services and products available.  In addition, differences in the regulatory environment applicable to comparable alternative services have lowered costs for these competitors.  As a result, we face heightened competition but also have new opportunities to grow our broadband business.  Our competitors vary by market and may include other incumbent and competitive local telephone companies; cable operators offering video, data and VOIP products; wireless carriers; long distance providers; satellite companies; Internet service providers and in some cases new forms of providers who are able to offer competitive services through software applications, requiring a small initial investment.  We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase.  See Part I - Item 1A – “Risk Factors – Risks Relating to Our Business”.

Voice, data and video service

In recent years, competition in our incumbent service areas has increased significantly.  Except for the traditional multichannel video delivery business, which requires significant capital investment to serve customers, the barriers to entry are not high, and technology changes force rapid competitive adjustments.  Depending on the market area, we compete against AT&T and a number of other carriers, as well as Comcast, Time Warner, Mediacom, Armstrong, Suddenlink and NewWave communications, in both the business and residential markets.  Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.

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

Overview

The telecommunications industry is subject to extensive federal, state and local regulation.  Under the Telecommunications Act of 1996 (the “Telecommunications Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

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

State regulatory commissions generally exercise jurisdiction over carriers’ facilities and services to the extent they are used to provide, originate or terminate intrastate communications.  In particular, state regulatory agencies have substantial oversight over interconnection and network access by competitors of our rural telephone companies.  In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate our networks.  State regulators can sanction our rural telephone companies or revoke our certifications if we violate relevant laws or regulations.

Federal regulation

Our rural telephone companies and competitive local exchange companies must comply with the Communications Act of 1934, which requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions.  The 1996 amendments to the Communications Act (contained in the Telecommunications Act discussed below) dramatically changed, and likely will continue to change the landscape of the industry.

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

Access Charges

On November 18, 2011, the FCC released its comprehensive order on intercarrier compensation and universal service reform.  For detailed discussion on the FCC order, see Part 1 – Item 1 - Regulatory Environment – FCC Access Charge and Universal Service Reform Order below.

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

Intrastate network access charges are regulated by state commissions.  Network access charges in our Illinois market currently mirror interstate charges for everything except local switching. Illinois law requires that our intrastate access charges may not exceed our interstate access charges.  Interstate and intrastate network access charges in our Pennsylvania market are also very similar.  In contrast, as required by Texas regulators, our Texas rural telephone companies impose significantly higher network access charges for intrastate calls than for interstate calls.

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

Historically, all of our rural telephone companies had elected not to apply federal price caps.  Instead, they employed rate-of-return regulation for their network interstate access charges, whereby they earned a fixed return on their investment over and above operating costs.  In December 2007, we filed a petition with the FCC seeking to permit our Illinois and Texas companies to convert to price cap regulation.  Our petition was approved on May 6, 2008, and became effective on July 1, 2008.  The conversion to price cap regulation gives us greater pricing flexibility for interstate services, especially the increasingly competitive special access segment.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  On the other hand, we were required to reduce our interstate access charges in Illinois significantly, and because our Illinois intrastate access charges mirror interstate rates, this conversion also resulted in lower intrastate revenues in Illinois.  In addition, we now receive somewhat reduced subsidies from the interstate Universal Service Fund program.

Our Pennsylvania rural telephone company was an average schedule rate-of-return company. On March 1, 2012 we filed a petition for waiver to exit the National Exchange Carrier Association (“NECA”) settlement pools and tariff and become a price cap company.  The FCC approved our waiver request on December 13, 2012.  The exit from the NECA settlement pools and tariff was retroactive to July 1, 2012 and the price cap waiver was effective January 1, 2013.

Our California rural telephone company was historically a cost based rate of return company. In March 2013, we filed a waiver with the FCC to convert our California ILEC from a rate of return to a price cap company.  The FCC granted the waiver with an effective date of our annual interstate access tariff filing of July 2, 2013.  We expect certain adjustments to take place over eighteen months as a result of exiting the NECA pool, however we do not anticipate that they will be material to our consolidated financial statements or results of operations.

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

Unlike the federal system, California and Illinois do not provide an explicit subsidy in the form of a universal service fund for companies of our size.  Therefore, while subsidies from the Federal Universal Service Fund offset the decrease in revenues resulting from the reduction in interstate network access rates, there was no corresponding offset for the decrease in revenues from the reduction in California or Illinois intrastate network access rates.  In Pennsylvania and Texas, the intrastate network access rate regime applicable to our rural telephone companies does not mirror the FCC regime, so the impact of the reforms was revenue neutral.

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

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas.  As discussed above, the Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements.  However, the Telecommunications Act provides that the rural exemption will cease to apply as to competing cable companies if and when the rural carrier introduces video services in a service area.  In that event, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect.  Since each of our subsidiaries now provides video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas.  Additionally, in Texas, the Public Utilities Commission of Texas (“PUCT”) has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies.  Our ILEC subsidiaries in California, Illinois and Pennsylvania still have the rural exemption in place. We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.

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

The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILECs have rural exemptions.  Our CLEC operations were not significantly affected by the 2005 changes to the UNE rules because they use their own switching for business customers that are served by high capacity loops.  In July 2011, our Pennsylvania CLEC renewed, for a three-year term, a commercial agreement with Verizon that sets the terms of the pricing and provisioning of lines previously served utilizing UNE-P, including Verizon switching service.  Less than 5% of our Pennsylvania CLEC access lines are provisioned utilizing this commercial arrangement.  Although the costs for this arrangement will increase over time pursuant to the terms of the agreement, our relatively low use of Verizon’s switching and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure.  The CLEC has experienced moderate increases in the overall cost to provision high-capacity loops, interoffice transport facilities and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.  In December 2012, our subsidiary Consolidated Communications Enterprise Services Inc. (“CCES”), entered into a 5-year wholesale special access agreement with AT&T, which moved us off the UNE platform, reduced cost and gave us greater flexibility.  This agreement applies to our CLEC operations in California, Illinois, Kansas, Missouri and Texas.

In 2006, Verizon filed a petition requesting that the FCC refrain from applying a number of regulations to the Verizon operations in six major metropolitan markets, including the Pittsburgh market area.  Among other things, Verizon urged the FCC to forbear from applying loop and transport unbundling regulations, claiming there was sufficient competition in the Pittsburgh market to mitigate the need for these rules.  The FCC denied Verizon’s petition in December 2007, but a federal court of appeals remanded this decision to the FCC for further analysis in 2009.  If the FCC grants this remanded petition or any similar forbearance petitions in markets in which our CLEC operates, our cost to obtain access to loop and transport facilities would increase substantially for the 5%, or less, of the lines provisioned under the commercial agreement discussed above.  In 2013, AT&T filed to amend its interstate access tariff with the FCC to eliminate the 5-year term discounts on its special access services.  We filed a petition to reject AT&T’s filing and on December 9, 2013 the FCC suspended AT&T’s filing for five months for investigation.

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  We received $52.0 million and $49.3 million from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund and the Texas Universal Service Fund in 2013 and 2012, respectively.

Federal Universal Service Fund subsidies are paid only to carriers that are designated eligible telecommunications carriers (“ETCs”), by a state commission.  Each of our rural telephone companies have been designated an ETC.  However, under FCC rules prior to 2008, competitors could obtain the same level of Federal Universal Service Fund subsidies as we do, per line served, if the applicable state regulator determined that granting such Federal Universal Service Fund subsidies to competitors would be in the public interest and the competitors offered and advertised certain services as required by the Telecommunications Act and the FCC.  The Illinois Commerce Commission (“ILCC”) has granted several petitions for ETC designations, but to date no other ETCs are operating in our Illinois service area.  We are not aware that any carriers have filed petitions to be designated an ETC in our Pennsylvania or Texas service areas.  In May 2008, the FCC adopted an interim cap on payments to ETCs that are not incumbent telephone companies, based on the payments received by such companies in March 2008, which reduces (but does not eliminate) the incentive for ETCs to seek to compete against our rural telephone companies.

In order for ETCs to receive high-cost support, the USF/Inter Carrier Compensation Transformation Order requires states to certify on an annual basis that federal universal service high-cost support (“USF”) is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission. Management believes, based on  the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company should prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013 we reversed the $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

FCC Access Charge and Universal Service Reform Order

In November 2011, the FCC released its comprehensive order on Access Charge and Universal Service Reform (the “Order”).  The access charge portion of the Order systematically reduces minute of use based interstate access, intrastate access and reciprocal compensation rates over a six to nine year period to an end state of Bill and Keep, in which each carrier recovers the costs of its network through charges to its own subscribers, not through intercarrier compensation.  The reductions apply to terminating access rates and usage, while originating access will be addressed by the FCC in a later proceeding.  To help with the transition to Bill and Keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (“ARM”) which is funded from the Connect America Fund (“CAF”), and the second is an Access Recovery Charge (“ARC”) which is recovered from the end users.  The universal service portion of the Order shifts the national policy goal from voice service to broadband and is now called the CAF.  In order to receive CAF funding, carriers must agree to provide broadband capability to 100% of their customer base at a minimum speed of 4 Mbps downstream and 1Mbps upstream.  The current high cost funding program is frozen at 2011 levels and will be eliminated upon development and implementation of a CAF census block model.

The Order has already been appealed by state commissions and carriers, including Consolidated.  We filed our petition for review on January 18, 2012 and raised issues with the Order pertaining to access rates, universal service and transition provisions.  In addition, several other carriers and associations have filed petitions for reconsideration at the FCC.  This matter was heard by the U.S. Court of Appeals for the Tenth Circuit on November 19, 2013, however a decision is not expected before the third quarter of 2014.

In the Order, holding companies with price cap study areas and rate of return study areas are mandated to move all their interstate rate of return study areas to price cap for universal service purposes only.  The intercarrier compensation rules will keep rate of return study areas under the rate of return intercarrier compensation transitions plan and the price cap study areas under the price cap intercarrier compensation transition.

In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband.  Initially, the second phase was anticipated to be implemented July 1, 2013.  It is now anticipated that implementation will likely occur no sooner than July 2014. We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The Order also modifies the methodology used for intercarrier compensation (“ICC”) traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, during 2013 our network access revenues decreased approximately $1.8 million compared to 2012.

State Regulation

California

The CPUC has the power, among other things, to establish rates, terms and conditions for intrastate service, to prescribe uniform systems of accounts and to regulate the mortgaging or disposition of public utility properties.

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

Illinois

Our Illinois rural telephone company holds the necessary certifications in Illinois to provide long-distance and payphone services. We are required to file tariffs with the ILCC or post written service offerings on its website, but generally can change the prices, terms, and conditions stated in its tariffs on one day’s notice, with prior notice of price increases to affected customers. Our CLEC services are not subject to any significant state regulations in Illinois.

Our Illinois rural telephone company is certified by the ILCC to provide local telephone services.  This entity operates as a distinct company from a regulatory standpoint and is regulated under a rate of return system for intrastate revenues.  Although, as explained above, the FCC has preempted certain state regulations pursuant to the Telecommunications Act, Illinois retains the authority to impose requirements on our Illinois rural telephone company to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers.  For instance, our Illinois rural telephone company must file tariffs setting forth the terms, conditions, and prices for its intrastate services; these tariffs may be challenged by third parties.  Our Illinois rural telephone company has not had a general rate proceeding before the ILCC since 1983.

The ILCC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and can require our Illinois rural telephone company to take actions to ensure that it meets its statutory obligation to provide reliable local exchange service.  For example, as part of its approval of the reorganization we implemented in connection with our 2005 initial public offering, the ILCC imposed various conditions, including (1) prohibitions on payment of dividends or other cash transfers from ICTC to us if ICTC fails to meet or exceed agreed benchmarks for a majority of seven service quality metrics, and (2) the requirement that ICTC have access to $5.0 million or its currently approved capital expenditure budget (whichever is higher) for each calendar year through a combination of available cash and credit facilities.  During 2013, we satisfied each of the applicable Illinois regulatory requirements necessary to permit ICTC to pay dividends to us.

The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on a number of occasions since 1985.  In 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ILCC to replace the existing system of individual town franchises.  This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services.  The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the new law.  Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future.  In 2010, the Illinois General Assembly passed Public Act 96-0927, which updates the telecommunications statute, allowing ILECs, beginning January 1, 2011, to elect deregulation of local services.  To date, ICTC has not made an election to deregulate its local services.  Under this option, an ILEC’s rates for local services would become “competitive” and no longer subject to rate of return regulation, and certain other service quality obligations would be reduced.  The electing ILECs would have obligations to make certain basic local exchange service packages available to customers.  Public Act 96-0927 also specified that local exchange carriers may not charge intrastate access rates at levels higher than their interstate access rates.  The Governor of Illinois signed the bill into law on June 15, 2010.  In June 2013, the Illinois legislature approved amendments to the telecommunications statute.  The new telecommunications legislation made minor changes to the telecommunications statute. The current telecommunications statute is currently scheduled to sunset July 1, 2015.

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

Texas Universal Service

The Texas Universal Service Fund is administered by NECA.  PURA, the governing law, directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost for providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.  Our Texas ILECs receive two state funds, the small and rural incumbent local exchange company plan (“HCF”) and the high cost assistance fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

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

In September 2011, the Texas state legislature passed Senate Bill No. 980/House Bill No. 2603 which, among other things, mandated the PUCT to review the Universal Service Fund and issue recommendations by January 1, 2013 with the intent to effectively eliminate the HCF.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013 and (ii) rural and urban local rate benchmarks be developed.  The large company fund was completed in September 2012 and the PUCT addressed the small company fund participants in  Docket No. 41097, Rate Rebalancing (“Docket 41097”), as discussed below.

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013 and will eliminate our annual $1.4 million HCAF support, effective January 1, 2014.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of settlement agreement, our HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, we have the ability to offset this reduction with increases to residential rates, where market conditions will allow.

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

Pennsylvania Universal Service and Access Charges

In 2011, the PAPUC issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay. A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it will address state universal funding in 2013 but delayed conducting a proceeding pending any state legislative activity that may occur in the 2014 legislative session.

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

Risks Relating to Current Economic Conditions

Unfavorable changes in financial markets could adversely affect pension plan investments resulting in material funding requirements to meet our pension obligations.  We expect that we will continue to make future cash contributions to our pension plans, the amount and timing of which will depend on various factors including funding regulations, future investment performance, changes in future discount rates and changes in participant demographics.  Our pension plans have investments in marketable securities, including marketable debt and equity securities, whose values are exposed to changes in the financial markets.  Returns generated on plan assets have historically funded a large portion of the benefits paid under these plans.  If the financial markets experience a downturn and returns fall below the estimated long-term rate of return, our future funding requirements could increase significantly, which could adversely affect cash flows from operations.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.  As of December 31, 2013, we had $1,216.8 million of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

Our variable-rate debt subjects us to interest rate risk, which could impact our cost of borrowing and operating results.  Certain of our debt obligations are at variable rates of interest and expose us to interest rate risk. Increases in interest rates could negatively impact our results of operations and operating cash flows.  To mitigate the risk of rising interest rates, we have entered into interest rate swap agreements that convert a portion of our variable-rate debt to a fixed-rate basis.  However, we do not maintain interest rate hedging agreements for all of our variable-rate debt and our existing hedging agreements may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.  Changes in fair value of cash flow hedges that have been de-designated or determined to be ineffective are recognized in earnings.  Significant increases or decreases in the fair value of these cash flow hedges could cause favorable or adverse fluctuations in our results of operations.

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

We must adapt to rapid technological change.  If we are unable to take advantage of technological developments, or if we adopt and implement them more slowly than our competitors, we may experience a decline in the demand for our services.  The telecommunications industry operates in a technologically complex environment.  New technologies are continually developed and products and services undergo constant improvement. Emerging technologies offer consumers a variety of choices for their communication needs.  To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our customers.  If we are unable to match the benefits offered by competing technologies on a timely basis or at an acceptable cost, if we fail to employ technologies desired by our customers before our competitors do so, or if we do not successfully execute on our technology initiatives, our business and results of operations could be adversely affected.

New technologies, particularly alternative methods for the distribution, access and viewing of content, have been and will likely continue to be developed that will further increase the number of competitors that we face and drive changes in consumer behavior. Consumers seek more control over when, where and how they consume content and are increasingly interested in communication services outside of the home and in newer services in wireless Internet technology and devices such as tablets, smartphones and mobile wireless routers that connect to such devices.  These new technologies, distribution platforms and consumer behavior may have a negative impact on our business.

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

We receive cash distributions from our wireless partnership interests and the continued receipt of future distributions is not guaranteed.  We own five wireless partnership interests consisting of 2.34% of GTE Mobilnet of South Texas Limited Partnership, which provides cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas; 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area; 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”); 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.

In 2013, 2012 and 2011, we received cash distributions from these partnerships of $34.8 million, $29.1 million and $28.3 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership and the partnerships’ operating results, cash availability and financing needs, as determined by the General Partner at the date of the distribution.  We cannot control the timing, dollar amount or certainty of any future cash distributions from these partnerships. In the absence of the receipt of cash distributions from these partnerships, we may be unable to fulfill our long-term obligations or our ability to pay cash dividends to our shareholders may be restricted. If we do not receive cash distributions from these partnerships in the future, or if the cash distributions decrease in amount, our results of operations could be adversely affected.

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

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements before they expire, we could have a work stoppage or other labor actions that could materially disrupt our ability to provide services to our customers.  At December 31, 2013, approximately 28% of our employees were covered by collective bargaining agreements.  These employees are hourly workers located in Texas, Pennsylvania and Illinois service territories and are represented by various unions and locals.  Our relationship with these unions generally has been satisfactory, but occasional work stoppages can occur, including a four day work stoppage that did occur in December 2012. All of the existing collective bargaining agreements expire between 2014 through 2016, of which two contracts covering 6% of our employees will expire in 2014.

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

Future acquisitions could be expensive and may not be successful.  From time to time we make acquisitions and investments and enter into other strategic transactions.  In connection with these types of transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant indebtedness, or have to delay or not proceed with announced transactions.  The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.  A significant portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/Connect America Fund (“CAF”) and intercarrier compensation (“ICC”). The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband.  Initially, the second phase was anticipated to be implemented July 1, 2013.  It is now anticipated that the implementation will occur no sooner than July 1, 2014.  We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our network access revenues decreased approximately $1.8 million during 2013.  We anticipate network access revenues will continue to decline as a result of the Order through 2018 by as much as $1.2 million, $1.0 million, $1.1 million, $2.4 million and $1.8 million in 2014, 2015, 2016, 2017 and 2018, respectively.

The Order is currently subject to both reconsideration and appeal.  Further regulatory actions on these issues may have a material impact on our consolidated financial position and our results of operations in future periods.  The impact cannot be fully determined at this time.

We receive subsidy payments from various federal or state universal service support programs.  These include high cost support, Lifeline, Schools and Libraries programs within the Federal universal service program.  In addition, our Pennsylvania and Texas ILEC’s receive state universal service funding.  The Pennsylvania PUC (“PAPUC”) issued an order in 2012 addressing state IC and USF, but rescinded the order in early 2012 due to the FCC order usurping the PAPUC rules.  In the future the PAPUC may reintroduce a universal service proceeding.  In Texas, the Public Utilities Commission of Texas (“PUCT”) initiated a proceeding to review the large company and small company high cost funds.  The proceedings undertook a comprehensive review of high cost funds and provided recommended changes to the legislature.  In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze the small and rural incumbent local exchange company plan (“HCF”) and high cost assistance fund (“HCAF”) support for the remainder of 2013 and will eliminate our annual $1.4 million HCAF support, effective January 1, 2014.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of settlement agreement, our HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 121 S. 17th St., Mattoon, Illinois, a leased facility.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings, and operations in Illinois, Pennsylvania, Texas, California, Kansas and Missouri.  We own approximately 21 acres of undeveloped land in Roseville, California.

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

As a result of efficiencies realized through cost controls and efficiencies gained through our acquisition of SureWest Communications in July 2012, certain of our owned and leased facilities are not being utilized to their full capacity.  We are actively reviewing all of our holdings to determine if we have excess properties.  As of December

31, 2013, we are actively marketing 21 acres of undeveloped land, an office campus in Roseville, California and an office building in Cranbury, Pennsylvania.

Item 3.                     Legal Proceedings.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we will pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits will be available for services performed in connection with the pole attachment applications within five years of the execution of the agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the agreement we recorded an additional $0.9 million, which included estimated legal fees.  The Agreement is contingent on appropriate documentation and there is no assurance that the Agreement will be finalized.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008, 2009, and 2010.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.  For the CCES subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $1.9 million.  As of March 2013, all three of these cases have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $2.0 million.  As of December 2013, the cases for calendar years 2009 and 2010 have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The calendar year 2008 audit is ongoing and we anticipate based on previous results that we will appeal the result to the Pennsylvania Board of Finance and Revenue on or before March 19, 2014.  We anticipate that the 2008 case will be continued pending the outcome of the Verizon litigation as well.  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results.

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the FCC’s Order issued November 18, 2011 that reformed intercarrier compensation and core parts of the Universal Service Fund.  We are appealing five core issues in the November 18, 2011 FCC order. This matter was heard by the U.S. Court of Appeals for the Tenth Circuit on November 19, 2013, however a decision is not expected before the third quarter of 2014.

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

Item 4.                     Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”. As of February 21, 2014, there were approximately 4,008 stockholders of record of the Company’s common stock. The following table indicates the range of stock closing prices of the Company’s common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	2013		2012
Period	High	Low	High	Low
First quarter	17.86	16.37	19.80	18.08
Second quarter	18.95	16.58	19.63	13.95
Third quarter	18.50	16.67	17.79	15.21
Fourth quarter	19.75	17.32	17.40	13.48

Dividend Policy and Restrictions

Our Board of Directors declared dividends of approximately $0.38738 per share in each of the periods listed above. We expect to continue to pay quarterly dividends at an annual rate of approximately $1.55 per share during 2014.  Future dividend payments are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.  Dividends on our common stock are not cumulative.

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

Share Repurchases

During the quarter ended December 31, 2013, we repurchased 46,272 common shares surrendered by employees in the administration of employee share-based compensation plans.  The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2013	-	n/a	n/a	n/a
November 1-Novermber 30, 2013	-	n/a	n/a	n/a
December 1-December 31, 2013	46,272	$19.18	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming dividend reinvestment) with the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications Subsector index and a customized peer group of four companies that includes: Alaska Communications Systems Group, Inc., Consolidated Communications Holdings, Inc., Otelco, Inc. and Shenandoah Telecommunications Company. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2008 respectively in each index, and in the peer group. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

	At December 31,
(In dollars)	2008	2009	2010	2011	2012	2013
Consolidated Communications Holdings, Inc.	$100	$166	$200	$214	$195	$263
S&P 500	$100	$126	$146	$149	$172	$228
Dow Jones US Fixed-Line Telecommunications Subsector	$100	$109	$129	$138	$159	$177
Peer group	$100	$110	$132	$91	$81	$126

Sale of Unregistered Securities

During the year ended December 31, 2013, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,
(In millions, except per share amounts)	2013	2012(1)	2011	2010	2009

Operating revenues	$601.6	$477.9	$349.0	$360.3	$385.5

Cost of products and services (exclusive of depreciation and amortization)	222.5	175.9	121.7	127.0	132.7
Selling, general and administrative expense	135.4	108.3	77.8	84.2	100.5
Financing and other transaction costs (2)	0.8	20.8	2.6	-	-
Intangible asset impairment	-	1.2	-	-	-
Depreciation and amortization	139.3	120.3	88.0	86.5	84.5
Income from operations	103.6	51.4	58.9	62.6	67.8

Interest expense, net and loss on extinguishment of debt (3)(4)	(93.5)	(77.1)	(49.4)	(50.7)	(57.9)
Other income, net	37.3	31.2	27.9	26.1	25.1
Income from continuing operations before income taxes	47.4	5.5	37.4	38.0	35.0
Income tax expense	17.5	0.6	13.1	7.4	11.1
Income from continuing operations	29.9	4.9	24.3	30.6	23.9
Discontinued operations, net of tax	1.2	1.2	2.7	2.5	2.0
Net income	31.1	6.1	27.0	33.1	25.9
Net income of noncontrolling interest	0.3	0.5	0.6	0.6	1.0
Net income attributable to common shareholders	$30.8	$5.6	$26.4	$32.5	$24.9
Income per common share - basic and diluted:
Income from continuing operations	$0.73	$0.12	$0.79	$1.00	$0.77
Discontinued operations, net of tax(5)	0.03	0.03	0.09	0.09	0.07
Net income per common share - basic and diluted	$0.76	$0.15	$0.88	$1.09	$0.84
Weighted-average number of shares - basic and diluted	39,764	34,652	29,600	29,490	29,396

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$168.5	$119.7	$124.3	$111.9	$112.6
Cash flows used for investing activities	(107.4)	(468.5)	(40.7)	(41.6)	(40.6)
Cash flows (used for) provided by financing activities	(71.6)	257.5	(50.7)	(49.4)	(47.4)
Capital expenditures	107.4	77.0	41.8	(42.7)	41.3

Consolidated Balance Sheet:
Cash and cash equivalents	$5.6	$17.9	$105.7	$67.7	$42.8
Total current assets	87.7	109.3	164.7	132.6	105.8
Net property, plant and equipment	885.4	907.7	337.6	362.0	381.9
Total assets	1,747.4	1,793.5	1,194.1	1,209.5	1,226.6
Total debt (including current portion)	1,221.9	1,217.8	884.7	884.1	880.3
Stockholders’ equity	152.3	136.1	47.8	71.9	80.7

Other financial data (unaudited):
Adjusted EBITDA (6)	$286.5	$231.9	$185.0	$181.7	$185.2

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

(3)       In 2013, we entered into a Second Amended and Restated Credit Agreement to restate our term loan credit facility.  In connection with entering into the restated credit agreement, we incurred a loss on the extinguishment of debt of $7.7 million during the year ended December 31, 2013.

(4)       In 2012, we entered into a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”) to fund the SureWest acquisition.  During 2012, we incurred $4.2 million of amortization related to the financing costs and $1.5 million of interest related to ticking fees associated with the Bridge Facility.  In addition, in 2012 we entered into a Second Amendment and Incremental Facility Agreement to amend our term loan facility.  As a result, we incurred a loss on the extinguishment of debt of $4.5 million related to the repayment of our outstanding term loan.

(5)       In September 2013, we completed the sale of the assets and contractual rights of our prison services business for a total cash price of $2.5 million, resulting in a gain of $1.3 million, net of tax.  The financial results and net gain from the sale of the prison services business are included in income from discontinued operations for the years ended on or before December 31, 2013.

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

The following tables are a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2013	2012	2011	2010	2009
Net cash provided by operating activities from continuing operations	$168.5	$119.7	$124.3	$111.9	$112.6
Adjustments:
Non-cash, stock-based compensation	(3.0)	(2.3)	(2.1)	(2.4)	(1.9)
Other adjustments, net	(24.8)	(9.7)	(10.9)	4.1	(0.7)
Changes in operating assets and liabilities	28.5	17.6	1.1	3.5	(1.5)
Interest expense, net	85.8	72.6	49.4	50.7	57.9
Income taxes	17.5	0.7	13.1	7.4	11.1
EBITDA	272.5	198.6	174.9	175.2	177.5

Adjustments to EBITDA:
Other, net (a)	(31.5)	(3.9)	(20.4)	(23.4)	(16.6)
Investment distributions (b)	34.8	29.2	28.4	27.5	22.4
Loss on extinguishment of debt (c)	7.7	4.5	–	–	–
Intangible asset impairment (d)	-	1.2	–	–	–
Non-cash, stock-based compensation (e)	3.0	2.3	2.1	2.4	1.9
Adjusted EBITDA	$286.5	$231.9	$185.0	$181.7	$185.2

(a)        Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, transaction related costs including severance and certain other miscellaneous items related to the acquisition of SureWest.  2009 also includes expenses associated with Sarbanes-Oxley maintenance costs, costs to integrate our technology, administrative and customer service functions and billing systems in connection with the acquisition of North Pittsburgh.

(b)       Includes all cash dividends and other cash distributions received from our investments.

(c)        Represents the redemption premium and write-off of unamortized debt issuance costs in connection with the redemption or retirement of our debt obligations.

(d)       Represents intangible asset impairment charges recognized during the period.

(e)        Represents compensation expenses in connection with the issuance of stock awards, which because of their non-cash nature, these expenses are excluded from Adjusted EBITDA.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I, Item 1 “Note About Forward-Looking Statements” and Item 1A “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated”, “the Company”, “we” or “our”). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K.

Throughout MD&A, we refer to certain measures that are not a measure of financial performance in accordance with United States generally accepted accounting principles (“US GAAP” or “GAAP”).  We believe the use of these non-GAAP measures on a consolidated basis provides the reader with additional information that is useful in understanding our operating results and trends. These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. See the Non-GAAP Measures section below for a more detailed discussion on the use and calculation of these measures.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers.  Revenues increased $123.7 million during 2013 compared to 2012, primarily from our acquisition of SureWest Communications (“SureWest”) and growth in data, video and Internet connections. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of December 31, 2013, our video service was available to approximately 531 thousand homes in the markets we serve, with an approximate 21% penetration rate. As of December 31, 2013, we had approximately 111 thousand video subscribers, a 4% increase from 2012. During 2013, we launched TV Everywhere which allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.  Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds of up to 50 megabits per second, depending on the geographic market availability. As of December 31, 2013, approximately 30% of the homes in the areas we serve subscribe to our data service. Our voice services provide local and long-distance calling and other features such as hosted voice services using cloud network servers, a business directory listing and the added capacity for multiple phone lines are made available to our business voice customers. For our small to medium sized business customers, we also offer metro Ethernet network services and wireless backhaul services.

The increase in our operating revenues during 2013 was offset in part by an anticipated industry wide trend of a decline in access lines and related use of services.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Progressively, consumers are utilizing over-the-top services to download and watch television shows of interest to them on their computers. Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.

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

Significant Recent Developments

Merger With SureWest Communications

On July 2, 2012, we completed the merger with SureWest, which resulted in the acquisition of 100% of all the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  The acquisition of SureWest provides additional diversification of the Company’s revenues and cash flows both geographically and by service type, which offers a platform for future growth and is expected to generate operational and capital cost synergies. SureWest provides a wide range of telecommunications, digital video, Internet, data and other facilities-based communications services in Northern California, primarily in the greater Sacramento region, and in the greater Kansas City, Kansas and Missouri areas.  For the year ended December 31, 2011, SureWest reported $248.1 million in total operating revenues.  For the six months ended June 30, 2012, SureWest generated $127.9 million in operating revenues.  The total purchase price of $550.8 million, consisted of cash and assumed debt of $402.4 million and 9,965,983 shares of the Company’s common stock valued at the Company’s opening stock price on July 2, 2012 of $14.89, which totaled $148.4 million. The cash portion of the merger consideration and the funds required to repay SureWest outstanding debt was financed with the sale of $300.0 million in aggregate principal amount of 10.875% Senior Notes due 2020 (“Senior Notes”).  The Company also used cash on hand and approximately $35.0 million in borrowings from its revolving credit facility.  Because the acquisition closed on July 2, 2012, the Company’s financial information does not include any of the results of operations from SureWest prior to the acquisition date.

Segment Reporting

Historically, we have classified our operations into two separate reportable business segments: Telephone Operations and Other Operations.  Our Telephone Operations consisted of a wide range of telecommunications services to residential and business customers, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  Our Other Operations segment operated two complementary non-core businesses including telephone services to state and county correctional facilities (“Prison Services”) and equipment sales.  As discussed below, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning these services to another service provider was completed during the quarter ended March 31, 2013.  The remaining prison services assets and operations were classified as discontinued operations during the quarter ended June 30, 2013 and subsequently sold during the quarter ended September 30, 2013, as discussed below.  Prison Services comprised nearly all of the Other Operations segment revenue and results of operations.  Consequently, with the cessation of our Prison Services business and based on the segment accounting guidance, we concluded that we operate as one segment as of the quarter ended June 30, 2013. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

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

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to thirteen county jails located in Illinois.  The sale was completed for an aggregate purchase price of $2.5 million, resulting in a gain of $1.3 million, net of tax.  The financial results of the operations for Prison Services, which were previously reported in the Other Operations segment, have been reported as discontinued operations in our consolidated financial statements for all periods presented.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2013, 2012 and 2011.

Financial Data

				% Change
				2013 vs.	2012 vs.
(In millions, except for percentages)	2013	2012	2011	2012	2011
Operating Revenues
Local calling services	$106.5	$93.5	$84.2	14%	11%
Network access services	112.4	98.6	80.5	14	22
Video, Data and Internet services	270.0	176.7	83.0	53	113
Subsidies	52.0	49.3	45.4	5	9
Long-distance services	19.3	17.3	15.9	12	9
Other services	41.4	42.5	40.0	(3)	6
Total operating revenue	601.6	477.9	349.0	26	37
Expenses
Cost of services and products	222.5	175.9	121.7	26	45
Selling, general and administrative costs	135.4	108.2	77.8	25	39
Financing and other transaction costs	0.8	20.8	2.6	(96)	700
Impairment of intangible assets	-	1.2	-	(100)	100
Depreciation and amortization	139.3	120.3	88.0	16	37
Total operating expenses	498.0	426.4	290.1	17	47
Income from operations	103.6	51.5	58.9	101	(13)
Interest expense, net	(85.8)	(72.6)	(49.4)	18	47
Loss on extinguishment of debt	(7.7)	(4.5)	-	71	100
Other income	37.3	31.2	27.9	20	12
Income tax expense	17.5	0.7	13.1	2,400	(95)
Income from continuing operations	29.9	4.9	24.3	510	(80)
Income from discontinued operations, net of tax	1.2	1.2	2.7	0	(56)
Net income attributable to noncontrolling interest	0.3	0.5	0.6	(40)	(17)
Net income attributable to common shareholders	$30.8	$5.6	$26.4	450	(79)

Adjusted EBITDA (1)	$286.5	$231.9	$185.0	24%	25%

(1)A non-GAAP measure.  See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2013 vs.	2012 vs.
	2013	2012	2011	2012	2011
ILEC access lines
Residential	147,247	153,855	137,179	(4)%	12%
Business	109,558	114,742	90,813	(5)	26
Total	256,805	268,597	227,992	(4)	18

Voice connections (1)
Residential	73,219	78,811	2,388	(7)	3200
Business	50,214	50,918	52,424	(1)	(3)
Total	123,433	129,729	54,812	(5)	137

Data and Internet connections (2)	255,239	247,633	134,129	3	85
Video connections (2)	110,613	106,137	34,356	4	209
Total connections	746,090	752,096	451,289	(1)	67

(1)Voice connections include voice lines outside the Incumbent Local Exchange Carrier (“ILEC”) service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

The comparability of our consolidated results of operations and key operating statistics was impacted by the SureWest acquisition, which closed on July 2, 2012, as described above.  SureWest’s results are included in our consolidated financial statements as of the date of the acquisition.  The acquisition of SureWest provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.  The SureWest operations accounted for $133.1 million of the 2012 consolidated operating revenues and for 296,459 of the total connections at December 31, 2012.

2013 versus 2012

Operating Revenues

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue increased $13.0 million during 2013 compared to 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, local calling services decreased $4.8 million during 2013 compared to 2012 primarily due to a 4% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to competition from alternative technologies including our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and wireless backhaul services.  Network access services revenue increased $13.8 million during 2013 compared to 2012 primarily as a result of the acquisition of SureWest, which accounted for a $21.2 million annual increase in network access services revenue.  Excluding the additional six months of revenue for SureWest, network access services decreased $7.4 million during 2013 compared to 2012 primarily due to a decline in switched and special access revenue. As described in the “Regulatory Matters” section below, network access revenues were also impacted by a decline in intrastate rates as a result of the intercarrier compensation (“ICC”) reform, which became effective in July 2012.

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

Video, data and Internet revenue increased $93.3 million during 2013 compared to 2012 primarily as a result of the acquisition of SureWest, which accounted for $85.2 million of the annual increase.  The remaining increase in revenue was primarily due to the continued growth in data and Internet connections and video connections, which increased 3% and 4%, respectively, as of December 31, 2013.  Video, data and Internet revenue comprised 45% of our consolidated revenues in 2013 compared to 37% in 2012.  We expect video, data and Internet service revenue to continue to grow as the consumer and business demand for data based services continues to increase.

Subsidies

Subsidies consist of federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $2.7 million during 2013 compared to 2012 primarily as a result of the addition of revenue from the acquisition of SureWest and the addition of revenues from the Connect America Fund (“CAF”), which was implemented by the Federal Communications Commission (“FCC”) in July 2012.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers. Long-distance services revenue increased $2.0 million during 2013 compared to 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, long distance services decreased approximately $1.7 million during 2013 compared to 2012 primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Other Services

Other services include revenues from telephone directory publishing, wholesale transport services, billing and collection services, inside wiring service and maintenance and equipment sales.  Other services revenue decreased $1.1 million during 2013 compared to 2012.  The decrease in other services revenue was primarily due to a decline in directory publishing revenues and equipment sales, which was offset in part by the acquisition of SureWest and an increase in transport services.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $46.6 million during 2013 compared to 2012.  The addition of the operations for SureWest during the first six months of 2013 accounted for $50.0 million of the increase. Video programming costs continue to increase due to the growth in video connections and an increase in costs per program channel.  However, the increase in video programming costs was offset in part by a reduction in access costs due to the decline in access lines and usage.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $27.2 million during 2013 compared to 2012 primarily as a result of the addition of the operations for SureWest for the first six months of 2013, which accounted for $27.0 million of the annual increase.  The remaining increase in selling, general and administrative costs was due to an increase in professional fees for audit and legal services, which was offset in part by a reduction in bad debt expense.

Transaction/Debt refinancing costs

In connection with the acquisition of SureWest, we incurred $20.8 million of transaction related fees, which were recognized as financing and other transaction costs during 2012.  The transaction costs consisted primarily of legal and professional fees and change-in-control payments to former members of the SureWest management team.

Depreciation and Amortization

Depreciation and amortization expense increased $19.0 million during 2013 compared to 2012, primarily as a result of the acquisition of SureWest. Excluding the addition of the operations for SureWest for the first six months of 2013, which accounted for $38.5 million of the current year increase, depreciation and amortization expense decreased $19.5 million in 2013 as a result of certain intangible assets and network and outside plant equipment becoming fully amortized or depreciated during 2012.

Reclassifications

Certain amounts in our 2012 and 2011 consolidated financial statements have been reclassified to conform to the presentation of our 2013 consolidated financial statements.  The reclassifications consist of the effects of reporting prison services as a discontinued operation, the retrospective adjustments to report operating results as a single segment and the finalization of purchase accounting for the SureWest acquisition.  These reclassifications had no effect on total shareholders’ equity, total revenue or net income.

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

The telecommunications industry is subject to extensive federal, state and local regulation.  Under the Telecommunications Act of 1996, federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund, and the Texas Universal Service Fund increased $2.7 million in 2013 compared to 2012. The increase in the Universal Service subsidies received during the current year was primarily due to the acquisition of SureWest and the new subsidies received from the CAF, as described below.

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

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/CAF and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband.  Initially, the second phase was anticipated to be implemented July 1, 2013.  It is now anticipated that implementation will likely occur no sooner than July 2014. We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, during 2013 our network access revenues decreased approximately $1.8 million compared to 2012.

In order for eligible telecommunications carriers (“ETCs”) to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that federal universal service high-cost support (“USF”) is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management believes, based on  the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company should prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013 we reversed the $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

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

Pennsylvania

In 2011, the Pennsylvania Public Utilities Commission (“PAPUC”) issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it would address state universal funding in 2013, but delayed conducting a proceeding pending any state legislative activity that may occur in the 2014 legislative session.  The Company will continue to monitor this matter.

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

In September 2011, the Texas state legislature passed Senate Bill No. 980/House Bill No. 2603 which, among other things, mandated the PUCT to review the Universal Service Fund and issue recommendations by January 1, 2013 with the intent to effectively eliminate the HCF.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013 and (ii) rural and urban local rate benchmarks be developed.  The large company fund was completed in September 2012 and the PUCT addressed the small fund participants in Docket 41097 Rate Rebalancing (“Docket 41097”), as discussed below. The elimination of the frozen line counts is not expected to impact funding until the first quarter of 2014.  The potential impact on funding related to the urban benchmark is pending the docketed proceeding as well as potential legislative action.  The Company will continue to monitor this matter.

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013 and will eliminate our annual $1.4 million HCAF support, effective January 1, 2014.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of settlement agreement, our HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, we have the ability to offset this reduction with increases to residential rates, where market conditions will allow.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $13.2 million during 2013 compared to 2012.  The increase in interest expense was due primarily to an increase in total debt outstanding as a result of the acquisition of SureWest in 2012, which included the issuance of a $300.0 million Senior Note offering in May 2012 and the issuance of incremental term loans under our credit facility in December 2012, as described in the Liquidity and Capital Resources section below.  An increase in interest rates on outstanding borrowings under our credit facility, which was amended in December 2012, also contributed to the increase in interest expense during 2013.  The increase in the current year was offset in part by amortized financing costs of $4.2 million for the temporary bridge loan facility obtained to fund the SureWest acquisition in 2012.  In addition, interest expense related to our interest rate swap agreements has declined due to the maturity of several agreements during 2013.

In December 2012, we entered into a Second Amendment and Incremental Facility Agreement (the “Second Amendment”) to amend our term loan credit facility. Under the terms of the Second Amendment, we issued incremental term loans in the aggregate amount of $515.0 million and used the proceeds in part to pay off the outstanding term loan debt that was due to mature December 31, 2014.  In December 2013, we entered into a Second Amended and Restated Credit Agreement (the “Restated Agreement”) to restate the existing credit agreement.  Under the terms of the Restated Agreement, we issued term loans in the aggregate amount of $910.0 million and used the proceeds to pay off the outstanding term loans that were scheduled to mature in 2017 and 2018.  As a result, we incurred a loss on the extinguishment of debt of $7.7 million and $4.5 million during the years ended December 31, 2013 and 2012, respectively, related to the repayment of our outstanding term loans.

Investment income increased $7.0 in 2013 compared to 2012, primarily due to higher earnings from our wireless partnership interests. Other, net decreased $1.1 million in 2013 compared to 2012, primarily due to an agreement in principle reached in legal dispute during the current year.  See Note 11 to the Consolidated Financial Statements for a more detailed discussion regarding the agreement in principle.

Income Taxes

Income taxes increased $16.9 million in 2013 compared to 2012.  Our effective rate was 36.9% for 2013 compared to 11.7% for 2012.  During 2013, we recognized $1.2 million of our previously unrecognized tax benefits, which resulted in a decrease to our tax expense of $0.8 million, due to the expiration of a state statute of limitations.  We also recognized approximately $0.7 million of tax expense during 2013 to adjust our 2012 provision to match our 2012 returns.  The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes. These changes resulted in a net decrease of $1.1 million to our net state deferred tax liabilities and a corresponding decrease to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.8 million.  Exclusive of these adjustments, our effective tax rate for 2013 would have been approximately 37.1% compared to 16.6% for 2012. The adjusted effective tax rate for 2012 is lower primarily due to state taxable income differences and state tax credits.

2012 versus 2011

Operating Revenues

Local Calling Services

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

Network Access Services

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

Video, Data and Internet Services

Video, data and Internet revenue increased $93.7 million during 2012 compared to 2011 primarily as a result of the acquisition of SureWest, which accounted for $84.9 million of the annual increase.  The increase in revenue was also due to the continued growth in data and video connections, which increased 7% and 9%, respectively, as of December 31, 2012.  Video, data and Internet revenue comprised 37% of our consolidated revenues in 2012 compared to 24% in 2011.  We expect video, data and Internet service revenue to continue to grow as the consumer and business demand for data based services continues to increase.

Subsidies

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

Other Services

Other services revenue increased $2.5 million during 2012 compared to 2011.  The increase in other services revenue was primarily due to the acquisition of SureWest and an increase in transport services, which was offset in part by a decline in directory publishing revenues and equipment system sales.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $54.2 million during 2012 compared to 2011 primarily as a result of the addition of the SureWest operations of $53.0 million as well as higher costs associated with video programming.  Video programming costs continue to increase due to the growth in video connections and an increase in costs per program channel.  During 2012, the increase in video programming costs was offset in part by a reduction in access costs due to the decline in access lines and usage.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $30.4 million during 2012 compared to 2011 primarily as a result of the addition of the operations for SureWest, which accounted for $30.1 million of the annual increase.  The remaining increase in selling, general and administrative costs was due to an increase in insurance costs and stock compensation expense, which were largely offset by a reduction in bad debt expense, utility costs and legal expenses.

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

Income Taxes

Income taxes decreased $12.5 million in 2012 compared to 2011.  Our effective rate was 11.7% for 2012 compared to 35.1% for 2011. The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes. These changes resulted in a net decrease of $1.1 million to our net state deferred tax liabilities and a corresponding decrease to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.8 million. Exclusive of these adjustments our effective tax rate for 2012 would have been approximately 16.6%.  The adjusted effective tax rate for 2012 was lower primarily due to state taxable income differences and state tax credits.

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

The following tables are a reconciliation of net cash provided by operating activities to adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands, unaudited)	2013	2012	2011
Net cash provided by operating activities from continuing operations	$168,530	$119,732	$124,302
Adjustments:
Non-cash, stock-based compensation	(3,028)	(2,348)	(2,132)
Other adjustments, net	(24,750)	(9,653)	(10,914)
Changes in operating assets and liabilities	28,486	17,566	1,122
Interest expense, net	85,767	72,604	49,391
Income taxes	17,512	661	13,141
EBITDA	272,517	198,562	174,910

Adjustments to EBITDA:
Other, net (1)	(31,529)	(3,894)	(20,400)
Investment distributions (2)	34,833	29,217	28,410
Loss on extinguishment of debt	7,657	4,455	-
Impairment of intangible assets	-	1,236	-
Non-cash, stock-based compensation (3)	3,028	2,348	2,132
Adjusted EBITDA	$286,506	$231,924	$185,052

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

The following table summarizes our cash flows:

	Years Ended December 31,
	2013	2012	2011
Cash flows provided by (used in):
Operating activities:
Continuing operations	$168,530	$119,732	$124,302
Discontinued operations	(4,174)	3,483	5,202
Investing activities
Continuing operations	(107,436)	(468,462)	(40,682)
Discontinued operations	2,331	(97)	(119)
Financing activities
Continuing operations	(71,554)	257,494	(50,653)
Increase (decrease) in cash and cash equivalents	$(12,303)	$(87,850)	$38,050

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $168.5 million in 2013, an increase of $48.8 million as compared to 2012.  Cash provided by operating activities increased as a result of the additional cash flows provided by the addition of the SureWest operations and a decrease in accounts receivable.  These increases were offset in part by a decrease in accounts payable and accrued expenses related to the timing in payments to suppliers and the payment of accrued transaction costs during 2013.

Cash Flows Used In Investing Activities

Net cash used in investing activities from continuing operations was $107.4 million during 2013 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $107.4 million in 2013, an increase of $30.4 million compared to 2012.  The increase in capital expenditures was due to the addition and integration of the SureWest operations and increased investment in commercial and residential services.  Capital expenditures for 2014 are expected to be $95.0 million to $105.0 million of which 61% is planned for success-based capital projects for residential and commercial initiatives.  Capital expenditures in 2014 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services in order to retain and acquire more customers through a broader set of products.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities from continuing operations consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2013:

(In thousands)	Balance	Maturity Date	Rate(1)
Senior Notes, net of discount	$298,301	June 1, 2020	10.875%
Term loan 4, net of discount	905,463	December 23, 2020	LIBOR plus 3.25%
Revolving loan	13,000	December 23, 2018	LIBOR plus 3.00%
Capital leases	5,121	May 31, 2021	12.73% (2)
	$1,221,885

(1)             At December 31, 2013, the 1-month London Interbank Offered Rate (“LIBOR”) applicable to our borrowings was 0.17%.  The Term 4 loan is subject to a 1.00% LIBOR floor.

(2)             Weighted-average rate.

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions.  In December 2013, we entered into a Second Amended and Restated Credit Agreement to restate the Company’s previously amended credit agreement.  The restated credit agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The proceeds from the restated credit agreement were used to repay the outstanding term loans from the previous agreement in its entirety.  The credit agreement also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan facility consists of an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 (“Senior Notes”) are repaid or redeemed in full by December 31, 2019.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million commencing March 31, 2014 and has an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings and between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2013, the borrowing margin for the next three month period ending March 31, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2013, $13.0 million was outstanding under the revolving credit facility.  There were no borrowings or letters of credit outstanding under the revolving credit facility at December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.23% and 4.79% at December 31, 2013 and 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Financing Costs

In connection with entering into the restated credit agreement in December 2013, fees of $6.6 million were capitalized as deferred debt issuance costs.  These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the consolidated statements of income.  We also incurred a loss on the extinguishment of debt of $7.7 million during the year ended December 31, 2013 related to the repayment of outstanding term loans under the previous credit agreement which were scheduled to mature in December 2017 and 2018.

The credit agreement was previously amended in December 2012, to issue incremental term loans (Term 3) which were used to repay outstanding term loans scheduled to mature in December 2014, to extend the maturity dates of outstanding term loans (Term 2) from December 2014 to December 2017 and to extend the termination date of the revolving loan facility.  In connection with entering into the December 2012 amendment, fees of $4.2 million were capitalized as deferred debt issuance costs and we recognized a loss on the extinguishment of debt of $4.5 million during the year ended December 31, 2012.

In February 2012, the terms of our credit facility were amended to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the Senior Notes as described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the year ended December 31, 2012.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2013, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of December 31, 2013, and including the $15.5 million dividend declared in November 2013 and paid on February 1, 2014, we had $202.4 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2013, our total net leverage ratio under the credit agreement was 4.26:1.00, and our interest coverage ratio was 3.41:1.00.

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

In 2013, we completed an exchange offer to issue registered notes (“Exchange Notes”) for $287.3 million of the original Senior Notes.  The terms of the Exchange Notes are substantially identical to the Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the Senior Notes do not apply to the Exchange Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

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

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the credit agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of the SureWest acquisition but not yet reflected in historical results. At December 31, 2013, this ratio was 4.20:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture.  Since dividends of $108.5 million have been paid since May 30, 2012, at December 31, 2013 there was $156.6 million of the $265.1 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

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

Capital Leases

As of December 31, 2013, we had seven capital leases, all of which expire between 2015 and 2021.  As of December 31, 2013, the present value of the minimum remaining lease commitments was approximately $5.1 million, of which $0.7 million was due and payable within the next twelve months.  The leases require total remaining rental payments of approximately $7.8 million over the remaining term of the leases.

In 2013, we acquired equipment of $0.8 million through capital lease agreements, which represents a noncash investing activity.

Dividends

We paid $62.1 million and $54.1 million in dividend payments to shareholders during 2013 and 2012, respectively.  On February 21, 2014, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2014 to stockholders of record at the close of business on April 15, 2014.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	December 31,
(In thousands, except for ratio)	2013	2012
Cash and cash equivalents	$5,551	$17,854
Working capital (deficit)	(29,979)	(34,888)
Current ratio	0.75	0.76

Our most significant use of funds in 2014 is expected to be for: (i) dividend payments of between $62.0 million and $64.0 million; (ii) interest payments on our indebtedness of between $75.0 million and $78.0 million and principal payments on debt of $9.1 million; (iii) capital expenditures of between $95.0 million and $105.0 million and (iv) pension and other post-retirement obligations of $14.6 million.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2013, we had approximately $2.8 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2013, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$9,100	$18,200	$31,200	$1,164,500	$1,223,000
Interest on long-term debt (1)	71,240	141,319	139,772	121,822	474,153
Interest rate swaps (2)	2,342	1,220	–	–	3,562
Capital leases	1,272	2,303	1,921	2,362	7,858
Operating leases	2,133	2,275	679	793	5,880
Unconditional purchase obligations:
Unrecorded (3)	24,705	28,669	10,123	–	63,497
Recorded (4)	27,897	–	–	–	27,897
Pension funding	14,621	–	–	–	14,621

(1)Interest on long-term debt includes amounts due on fixed and variable rate debt.  As the rates on our variable debt are subject to change, the rates in effect at December 31, 2013 were used in determining our future interest obligations.

(2)Expected settlements estimated using yield curves in effect at December 31, 2013.

(3)Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined in by the contractual terms of the contracts.

(4)Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2013 and expected to be settled in cash.

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

Net pension and post-retirement costs were $0.7 million, $4.6 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We contributed $11.5 million, $15.2 million and $9.5 in 2013, 2012 and 2011, respectively to our pension plans. For our other post-retirement plans, we contributed $2.8 million, $3.2 million and $3.6 million in 2013, 2012 and 2011, respectively. In 2014, we expect to make contributions totaling approximately $12.1 million to our pension plans and $2.5 million to our other post-retirement plans.

Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Consolidated Financial Statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

It is more likely than not that the benefit from approximately $1.5 million in federal NOL carryforwards that are subject to separate return limitation year restrictions will not be realized.  This loss carryover can only be used against consolidated taxable income to the extent of a single member’s contribution to consolidated taxable income.  The amount considered realizable, however, could be adjusted if estimates of future taxable income for the single member during the carryforward period are increased. The amount of estimated future taxable income is expected to allow for the full utilization of the remaining net operating loss carryforwards.

Historically, pre-tax earnings for financial reporting purposes have exceeded the amount of taxable income reported for income tax purposes. This has primarily occurred due to the acceleration of depreciation deductions for income tax reporting purposes.

Related Party Transactions

In May 2012, a portion of the Senior Notes was sold to certain accredited investors consisting of certain members of the Company’s Board of Directors, including the Company’s Chief Executive Officer (collectively “related parties”). The related parties purchased $10.8 million of the Senior Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. During 2013 and 2012, the Company paid $1.2 million and $0.6 million, respectively, in interest in the aggregate to the related parties for the Senior Notes.

In December 2010, we entered into new lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  Each of the three lease agreements have a maturity date of May 31, 2021, and have been accounted for as capital leases.  Each of the three lease agreements have two five-year options to extend the terms of the lease after the expiration date. Our Board of Directors member, Richard A. Lumpkin, and his immediate family have a beneficial ownership interest of 70.7% in 2013 and 2012 of LATEL, directly or through Agracel, Inc. (“Agracel”). Agracel is real estate investment company of which Mr. Lumpkin, together with his family, have a beneficial interest of 41.3% in 2013 and 2012. Agracel is the sole managing member and 50% owner of LATEL. In addition, Mr. Lumpkin is a director of Agracel. The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases. The carrying value of the capital leases at December 31, 2013 and 2012 was approximately $3.6 million and $3.8 million, respectively.  In 2013 and 2012, we recognized $0.5 million in interest expense and $0.4 million in amortization expense, respectively, related to the capitalized leases.

Regulatory Matters

Regulatory Matters

As discussed in the Regulatory Matters section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. Although the broadband cost model for this reform is still being developed, we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $1.8 million during the 2013.  We anticipate network access revenues will continue to decline as a result of the Order through 2018 by as much as $1.2 million, $1.0 million, $1.1 million, $2.4 million and $1.8 million in 2014, 2015, 2016, 2017 and 2018, respectively.

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

Indefinite-Lived Intangible Assets

Goodwill and tradenames are intangible assets that are not subject to amortization and are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We evaluate the carrying value of our indefinite-lived assets, tradenames and goodwill, as of November 30 of each year.

Goodwill

As discussed more fully in Note 1 to the Consolidated Financial Statements, goodwill is not amortized but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment, for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary. In 2012, we adopted Accounting Standards Update No. 2011-08 – Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, that allows an entity to consider qualitative indicators to determine if the current two-step test is necessary.  Under the provisions of the amended guidance, the step-one test of estimating the fair value of a reporting unit is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit. A company is permitted to skip the qualitative assessment at its election, and proceed to Step 1 of the quantitative test, which we chose to do in 2013.

Functional management within the organization evaluates the operations of our single reporting unit on a consolidated basis rather than at a geographic level or on any other component basis.  In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units.  The operations of our Illinois, Texas, Pennsylvania, California, Kansas and Missouri properties share network operations monitoring call routing and research and development costs.  The operations of our Illinois, Texas and Pennsylvania properties share remittance, customer service and billing systems.  We are in the process of integrating the California, Kansas and Missouri cash remittance, customer service and billing system into the systems and process used by the Illinois, Texas and Pennsylvania properties, which is expected to be completed during the third quarter of 2014.  All of the properties are managed at a functional level.  In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory, and all of the networks provide redundancy.  As a result, we evaluate the operations for all our service territories as a single reporting unit.

At our November 30, 2013 assessment date, the carrying value of goodwill was $603.4 million.

The estimated fair value of our single reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. The market-based approaches used in the valuation effort includes the publicly-traded market capitalization, guideline public companies, and guideline transaction methods.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the single reporting unit.  Key assumptions used in the DCF model include the following:

•      cash flow assumptions regarding investment in network facilities, distribution channels and customer base (the assumptions underlying these inputs are based upon a combination of historical results and trends, new industry developments and the Company’s business plans);

•      7.1% weighted average cost of capital based on comparable public companies and adjusting for risks unique to our business and the cash flow assumptions utilized in the analysis; and

•      1.0% terminal growth rate.

At November 30, 2013, the fair value of the single reporting unit’s total equity was estimated at approximately $976.0 million on a control basis, and the associated carrying value of its equity was $130.5 million. For all valuation methods used, the fair value of equity exceeds its carrying value.  The use of different estimates or assumptions in the DCF model could result in a different fair value conclusion.  As a sensitivity calculation, if the discount rate in our DCF model was increased 1.0 percentage point from 7.1% to 8.1%, the fair value would decrease from approximately $976.0 million to approximately $883.0 million, which would not result in an impairment of goodwill, assuming there are no changes to the market-based approaches used in the valuation. Assuming the discount rate in our DCF model was increased 2.0 percentage points, the terminal growth rate decreased by 0.05 percentage point, and each of the market-based valuation approaches decreased in value by 5%, the fair value of approximately $976.0 million would decrease by approximately $213.4 million to approximately $762.6 million, which would not result in an impairment of goodwill.  As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions.  Negative changes relating to the Company’s operations could result in potential impairment of goodwill.  Changes in the overall weighting of the DCF model and the market-based approach valuation models may also impact the resulting fair value and could result in potential impairment of goodwill.

Tradenames

As discussed more fully in Note 1 to the Consolidated Financial Statements, tradenames are  not amortized but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment, for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary.  We estimate the fair value of our tradenames using DCFs based on a relief from royalty method.  If the fair value of our tradenames was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the tradename.  In accordance with Accounting Codification Standard 350 Intangibles – Goodwill and Other (“ASC 350”) separately recorded indefinite-lived intangible assets, whether acquired or internally developed, shall be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another.  An indefinite-lived intangible asset may need to be removed from the accounting unit if it is disposed of, the accounting unit is reconsidered or one or more of the separate indefinite-lived intangible asset(s) within the accounting unit is now considered finite-lived rather than indefinite-lived.  We perform our impairment testing of our tradenames as single units of accounting based on their use in our business.

The carrying value of our tradenames, excluding any amounts assigned to the SureWest tradename, was $10.6 million at December 31, 2013 and 2012.  For the years ended December 31, 2013 and 2012, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradename.  During the year ending December 31, 2013, a formal one-year plan to transition from the SureWest tradename to the CONSOLIDATED tradename was adopted.  We began to amortize the $0.9 million assigned to the SureWest tradename over its estimated one-year useful life.  During 2013, we recognized $0.5 million in amortization expense associated with the SureWest tradename.  At December 31, 2013, the unamortized amount related to the SureWest tradename was $0.4 million.

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

Derivatives

We use derivative financial instruments primarily to manage the risks associated with fluctuations in interest rates and to convert a portion of future cash flows associated with the interest to be paid on our credit facility from a floating rate to a fixed rate.  All derivative financial statements are recognized in the consolidated balance sheet at fair value.  For the derivative financial instruments designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative contracts are deferred in other comprehensive income, net of applicable income taxes, and recognized as a component of interest expense in the period in which the hedged item affects earnings.  Any ineffectiveness is recognized immediately in earnings.  For derivative financial instruments not designated as a cash flow hedge or have been determined to no longer be effective at offsetting changes in the price of the hedged item and have been de-designated, then the changes in the market value of these instruments are recorded in the statement of operations as a component of interest expense.

Our interest rate swaps are measured using valuation models which rely on quoted market prices and observable market data of similar instruments.  The valuation models require estimates of future interest rates and judgments about the future credit worthiness of the Company and each counterparty over the terms of the contracts.

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

We make significant assumptions in regards to our pension and postretirement plans, including the expected long-term rate of return on plan assets and the discount rate used to value the periodic pension expense and liabilities.  Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at 50% - 60% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 8.0% and 7.7% in 2013 and 2012, respectively.  As of January 1, 2014, we estimate the long-term rate of return of pension plan assets will be 8.0%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations.  For our 2013 and 2012 projected benefit obligations, we used a weighted-average discount rate of 4.97% and 4.20%, respectively, for our pension plans and 4.40% and 3.90%, respectively, for our other postretirement plans. A one percentage-point increase or decrease in the discount rate would have the following effects on net periodic benefit cost:

1-Percentage-	1-Percentage-
Point Increase	Point Decrease

$(691)	$735

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

At December 31, 2013, the majority of our variable rate debt was subject to a 1.00% LIBOR floor thereby reducing the impact of fluctuations in interest rates.  As of December 31, 2013, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at December 31, 2013 that is not subject to a variable rate floor, a 1.0% change in market interest rates would not have a significant impact to annual interest expense.

As of December 31, 2013, the fair value of our interest rate swap agreements amounted to a net liability of $2.6 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $2.6 million at December 31, 2013.

In December 2013, $325.0 million notional interest rate swaps previously designated as cash flow hedges were de-designated as a result of the amendment to our credit agreement on December 23, 2013.  The interest rate swap agreements mature on various dates through September 2016.  In December 2012, interest rate swaps with an aggregate notional value of $660.0 million were de-designated as cash flow hedges in connection with the amendment to our credit agreement on December 4, 2012.  Of these agreements, $200.0 million notional interest rate swap agreements expired on December 31, 2012 and the remainder expired on March 31, 2013.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the years ended December 31, 2013 and 2012, a gain of $2.2 million and $2.8 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-60 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2013.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2013.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control on financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated Communications Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in Shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 5, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 5, 2014

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2013.

Item 11.  Executive Compensation

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2013.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2013.

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

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the three years in the period ended December 31, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Pennsylvania RSA No. 6 (II) Limited Partnership Balance Sheets - As of December 31, 2013 and 2012

Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Operations – Years Ended December 31, 2013, 2012 and 2011

Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Changes in Partners’ Capital – Years Ended December 31, 2013, 2012 and 2011

Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Cash Flows – Years Ended December 31, 2013, 2012 and 2011

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

3.3	Form of Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 4, 2013)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)
4.2	Indenture, dated as of May 30, 2012, between Consolidated Communications, Inc. (“CCI”) (as successor

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
4.9

Joinder Agreement, dated as of August 3, 2012, among each of the SureWest Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to our Current Report on Form 8-K dated August 3, 2012)

10.1

Second Amended and Restated Credit Agreement dated December 23, 2013 by and among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 23, 2013)

10.2

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.3

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.4

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2010)

10.5

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 22, 2010)

10.6

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 22, 2010)

10.7

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

10.8**

Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (As Amended and Restated Effective May 4, 2010) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 10, 2010)

10.9**	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.10**	Form of Employment Security Agreement with Robert J. Currey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 4, 2009)
10.11**	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
10.12**

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.13**	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.14**	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.15**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.16**

Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.17**	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.18	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)
21.1	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

**	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on March 5, 2014.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

By:	/s/ ROBERT J. CURREY
Robert J. Currey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ ROBERT J. CURREY	Chief Executive Officer,	March 5, 2014
	Robert J. Currey	Chairman of the Board
(Principal Executive Officer)

By:	/s/ C. ROBERT UDELL	President and	March 5, 2014
	C. Robert Udell	Chief Operating Officer, Director

By:	/s/ STEVEN L. CHILDERS	Senior Vice President and	March 5, 2014
	Steven L. Childers	Chief Financial Officer (Principal
Financial and Accounting Officer)

By:	/s/ RICHARD A. LUMPKIN	Director	March 5, 2014
Richard A. Lumpkin

By:	/s/ ROGER H. MOORE	Director	March 5, 2014
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	March 5, 2014
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	March 5, 2014
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	March 5, 2014
Thomas A. Gerke

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated March 5, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 5, 2014

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Net revenues	$601,577	$477,877	$349,003

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	222,452	175,929	121,711
Selling, general and administrative expenses	135,414	108,163	77,724
Financing and other transaction costs	776	20,800	2,649
Impairment of intangible assets	-	1,236	-
Depreciation and amortization	139,274	120,332	88,090
Income from operations	103,661	51,417	58,829

Other income (expense):
Interest expense, net of interest income	(85,767)	(72,604)	(49,391)
Loss on extinguishment of debt	(7,657)	(4,455)	-
Investment income	37,695	30,667	27,843
Other, net	(456)	601	148
Income from continuing operations before income taxes	47,476	5,626	37,429

Income tax expense	17,512	661	13,141

Income from continuing operations	29,964	4,965	24,288

Discontinued operations, net of tax:
Income (loss) from discontinued operations, net of tax	(156)	1,206	2,694
Gain on sale of discontinued operations, net of tax	1,333	-	-
Total discontinued operations	1,177	1,206	2,694

Net income	31,141	6,171	26,982
Less: net income attributable to noncontrolling interest	330	531	572
Net income attributable to common shareholders	$30,811	$5,640	$26,410

Net income per common share - basic and diluted
Income from continuing operations	$0.73	$0.12	$0.79
Discontinued operations, net of tax	0.03	0.03	0.09
Net income per basic and diluted common shares attributable to common shareholders	$0.76	$0.15	$0.88

Dividends declared per common share	$1.55	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$31,141	$6,171	$26,982
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax expense (benefit) of $24,604, $(8,932) and $(8,516) in 2013, 2012 and 2011, respectively	39,381	(14,205)	(14,095)
Amortization of actuarial losses and prior service credit to earnings, net of tax expense of $1,172, $771 and $83 in 2013, 2012 and 2011, respectively	1,843	1,276	136
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax benefit of $233, $2,074 and $2,807 in 2013, 2012 and 2011, respectively	(381)	(3,557)	(4,810)
Reclassification of realized loss to earnings, net of tax expense of $1,934, $5,129 and $7,242 in 2013, 2012 and 2011, respectively	3,941	8,535	12,407
Comprehensive income (loss)	75,925	(1,780)	20,620
Less: comprehensive income attributable to noncontrolling interest	330	531	572

Total comprehensive income (loss) attributable to common shareholders	$75,595	$(2,311)	$20,048

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,551	$17,854
Accounts receivable, net of allowance for doubtful accounts	52,033	57,957
Income tax receivable	9,796	12,020
Deferred income taxes	7,960	9,000
Prepaid expenses and other current assets	12,380	11,269
Assets of discontinued operations	-	1,189
Total current assets	87,720	109,289

Property, plant and equipment, net	885,362	907,672
Investments	113,099	109,750
Goodwill	603,446	603,446
Other intangible assets	40,084	49,530
Deferred debt issuance costs, net and other assets	17,667	13,800
Total assets	$1,747,378	$1,793,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,885	$14,954
Advance billings and customer deposits	25,934	27,654
Dividends payable	15,520	15,463
Accrued compensation	22,252	21,912
Accrued expense	38,697	47,225
Current portion of long-term debt and capital lease obligations	9,751	9,596
Current portion of derivative liability	660	3,164
Liabilities of discontinued operations	-	4,209
Total current liabilities	117,699	144,177

Long-term debt and capital lease obligations	1,212,134	1,208,248
Deferred income taxes	179,859	137,501
Pension and other postretirement obligations	75,754	156,710
Other long-term liabilities	9,593	10,746
Total liabilities	1,595,039	1,657,382

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,065,246 and 39,877,998 shares outstanding as of December 31, 2013 and 2012, respectively	401	399
Additional paid-in capital	148,433	177,315
Retained earnings	–	–
Accumulated other comprehensive loss, net	(1,000)	(45,784)
Noncontrolling interest	4,505	4,175
Total shareholders’ equity	152,339	136,105
Total liabilities and shareholders’ equity	$1,747,378	$1,793,487

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss, net	Non- controlling Interest	Total

Balance at December 31, 2010	29,763	$298	$98,126	$–	$(31,471)	$4,922	$71,875
Cash dividends on common stock	–	–	(19,938)	(26,410)	–	–	(46,348)
Shares issued under employee plan, net of forfeitures	145	1	–	–	–	–	1
Non-cash, stock-based compensation	–	–	2,132	–	–	–	2,132
Purchase and retirement of common stock	(38)	–	(726)	–	–	–	(726)
Tax on restricted stock vesting	–	–	258	–	–	–	258
Other comprehensive income (loss)	–	–	–	–	(6,362)	–	(6,362)
Net income	–	–	–	26,410	–	572	26,982
Balance at December 31, 2011	29,870	$299	$79,852	$–	$(37,833)	$5,494	$47,812
Cash dividends on common stock	–	–	(52,352)	(5,640)	–	–	(57,992)
Shares issued upon acquisition of SureWest	9,966	100	148,293	–	–	–	148,393
Shares issued under employee plan, net of forfeitures	79	–	–	–	–	–	–
Non-cash, stock-based compensation	–	–	2,348	–	–	–	2,348
Purchase and retirement of common stock	(37)	–	(559)	–	–	–	(559)
Tax on restricted stock vesting	–	–	47	–	–	–	47
Distributions to non-controlling interests	–	–	–	–	–	(1,850)	(1,850)
Other comprehensive income (loss)	–	–	–	–	(7,951)	–	(7,951)
Other	–	–	(314)	–	–	–	(314)
Net income	–	–	–	5,640	–	531	6,171
Balance at December 31, 2012	39,878	$399	$177,315	$–	$(45,784)	$4,175	$136,105
Cash dividends on common stock	–	–	(31,310)	(30,811)	–	–	(62,121)
Shares issued under employee plan, net of forfeitures	234	2	–	–	–	–	2
Non-cash, stock-based compensation	–	–	3,028	–	–	–	3,028
Purchase and retirement of common stock	(46)	–	(889)	–	–	–	(889)
Tax on restricted stock vesting	–	–	289	–	–	–	289
Other comprehensive income (loss)	–	–	–	–	44,784	–	44,784
Net income	–	–	–	30,811	–	330	31,141
Balance at December 31, 2013	40,066	$401	$148,433	$–	$(1,000)	$4,505	$152,339

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$31,141	$6,171	$26,982
Income from discontinued operations, net of tax	(1,177)	(1,206)	(2,694)
Net income from continuing operations	29,964	4,965	24,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,274	120,332	88,090
Impairment of intangible assets	-	1,236	-
Deferred income taxes	16,045	(757)	8,546
Cash distributions from wireless partnerships in excess of/(less than) current earnings	(2,949)	(1,309)	945
Stock-based compensation expense	3,028	2,348	2,132
Amortization of deferred financing costs	2,209	6,360	1,411
Loss on extinguishment of debt	7,657	4,455	-
Other, net	1,788	(332)	12
Changes in operating assets and liabilities:
Accounts receivable, net	5,937	(1,797)	6,037
Income tax receivable	2,224	(2,846)	(2,498)
Other assets	(1,111)	(803)	421
Accounts payable	(10,069)	4,496	2,175
Accrued expenses and other liabilities	(25,467)	(16,616)	(7,257)
Net cash provided by continuing operations	168,530	119,732	124,302
Net cash provided by (used in) discontinued operations	(4,174)	3,483	5,202
Net cash provided by operating activities	164,356	123,215	129,504

Cash flows from investing activities:
Business acquisition, net of cash acquired	-	(385,346)	-
Purchases of property, plant and equipment, net	(107,363)	(76,998)	(41,794)
Purchase of investments	(403)	(6,728)	-
Proceeds from sale of assets	330	924	840
Other	-	(314)	272
Net cash used in continuing operations	(107,436)	(468,462)	(40,682)
Net cash provided by (used in) discontinued operations	2,331	(97)	(119)
Net cash used in investing activities	(105,105)	(468,559)	(40,801)

Cash flows from financing activities:
Proceeds on bond offering	-	298,035	-
Proceeds from issuance of long-term debt	989,450	544,850	-
Payment of capital lease obligation	(516)	(228)	(149)
Payment on long-term debt	(990,961)	(510,038)	-
Payment of financing costs	(6,576)	(18,616)	(3,471)
Distributions to noncontrolling interest	-	(1,850)	-
Repurchase and retirement of common stock	(887)	(559)	(726)
Dividends on common stock	(62,064)	(54,100)	(46,307)
Net cash provided by (used in) financing activities	(71,554)	257,494	(50,653)
(Decrease)/increase in cash and cash equivalents	(12,303)	(87,850)	38,050
Cash and cash equivalents at beginning of period	17,854	105,704	67,654
Cash and cash equivalents at end of period	$5,551	$17,854	$105,704

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

We offer a wide range of telecommunications services to residential and business customers in the areas we serve. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, Competitive Local Exchange Carrier (“CLEC”) services and equipment sales.  As of December 31, 2013, we had approximately 257 thousand access lines, 123 thousand voice connections, 255 thousand data and Internet connections and 111 thousand video connections.

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

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) revenue recognition (Note 1), (iii) derivatives (Notes 1 and 7), (iv) the determination of deferred tax asset and liability balances (Notes 1 and 10) and (v) pension plan and other post-retirement costs and obligations (Notes 1 and 9).  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

Segment Reporting

Historically, we classified our operations into two separate reportable business segments: Telephone Operations and Other Operations.  Our Telephone Operations consisted of a wide range of telecommunications services to residential and business customers, including local and long-distance service, high-speed broadband Internet access, video services, VOIP services, custom calling features, private line services, carrier access services, network capacity services over a regional fiber optic network, mobile services and directory publishing.  Our Other Operations segment operated two complementary non-core businesses including telephone services to state and county correctional facilities (“Prison Services”) and equipment sales.  As discussed below, our contract to provide telephone services to correctional facilities operated by the Illinois Department of Corrections was not renewed and the process of transitioning those services to another service provider was completed during the quarter ended March 31, 2013.  The remaining prison services assets and operations were classified as discontinued operations during the quarter ended June 30, 2013 and subsequently sold during the quarter ended September 30, 2013.  Prison Services comprised nearly all of the Other Operations segment revenue and results of operations.  Consequently, with the cessation of our Prison Services business and based on the segment accounting guidance, we concluded that we operate as one segment as of the quarter ended June 30, 2013. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to inmates in thirteen county jails located in Illinois for a total purchase price of $2.5 million.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the financial results of the prison services business have been reported as a discontinued operation in our consolidated financial statements for all periods presented. For a more complete discussion of the transaction, refer to Note 3.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal activities.  We maintain an allowance for doubtful accounts for estimated losses, which result from the inability of our customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management’s best estimates of current bad debt exposures. We perform ongoing credit evaluations of our customers’ financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. The following table summarizes the activity in our accounts receivable allowance account for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of year	$4,025	$2,547	$2,694
Provision charged to expense	515	5,615	4,104
Write-offs, less recoveries	(2,942)	(4,137)	(4,251)
Balance at end of year	$1,598	$4,025	$2,547

Investments

Our investments are primarily accounted for under either the equity or cost method.  If we have the ability to exercise significant influence over the operations and financial policies of an affiliated company, the investment in the affiliated company is accounted for using the equity method.  If we do not have control and also cannot exercise significant influence, the investment in the affiliated company is accounted for using the cost method.

We review our investment portfolio periodically to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other than temporary.  If we believe the decline is other than temporary, we evaluate the financial performance of the business and compare the carrying

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

value of the investment to quoted market prices (if available) or the fair value of similar investments.  If an investment is deemed to have experienced an impairment that is considered other-than temporary, the carrying amount of the investment is reduced to its quoted or estimated fair value, as applicable, and an impairment loss is recognized in other income (expense).

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

Property, plant and equipment consisted of the following as of December 31, 2013 and 2012:

(In thousands)	December 31, 2013	December 31, 2012	Estimated Useful Lives
Land and buildings	$98,663	$94,929	18-40 years
Network and outside plant facilities	1,543,190	1,462,875	3-50 years
Furniture, fixtures and equipment	99,578	95,671	3-15 years
Assets under capital lease	11,169	10,375	3-11 years
Total plant in service	1,752,600	1,663,850
Less: accumulated depreciation and amortization	(899,926)	(779,461)
Plant in service	852,674	884,389
Construction in progress	23,586	12,899
Construction inventory	9,102	10,384
Totals	$885,362	$907,672

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

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Depreciation and amortization expense was $129.9 million, $98.3 million and $66.3 million in 2013, 2012 and 2011, respectively.  Amortization of assets under capital leases is included in depreciation and amortization expense.

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

Intangible Assets

Indefinite-Lived Intangibles

Goodwill and tradenames are evaluated for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We evaluate the carrying value of our indefinite-lived assets, tradenames and goodwill, as of November 30 of each year.  As noted above, during the quarter ended June 30, 2013, we became a single reporting segment.  As such we now evaluate our intangibles based on the single reporting segment.

Tradenames

Our most valuable tradename is the federally registered mark CONSOLIDATED, a design of interlocking circles, which is used in association with our telephone communication services.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  With the acquisition of SureWest on July 2, 2012, we also own the tradenames associated with SureWest.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name, except for the SureWest business units.  We do not amortize our tradenames, as we have determined that they have an indefinite life.  If facts and circumstances change relating to a tradenames continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  We estimate the fair value of our tradenames using discounted cash flows (“DCF”) based on a relief from royalty method.  If the fair value of our tradenames was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We perform our impairment testing of our tradenames as single units of accounting based on their use in our single reporting unit.  During the year ending December 31, 2013, a formal one-year plan to transition from the SureWest tradename to the CONSOLIDATED tradename was adopted. We began to amortize the $0.9 million assigned to the SureWest tradename over its estimated one-year useful life.  During 2013, we recognized $0.5 million in amortization expense associated with the SureWest tradename.  At December 31, 2013, the unamortized amount related to the SureWest tradename was $0.4 million.

The carrying value of the reporting unit tradename, excluding any amounts assigned to the SureWest tradename, was $10.6 million at December 31, 2013 and 2012.  For the years ended December 31, 2013 and 2012, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradename.  During our annual assessment of carrying value of our tradenames in 2012, we determined that the carrying value of the tradename associated with the Business Systems reporting unit, which was previously included in our Other Operations segment, exceeded the estimated fair value and was impaired.  During the quarter ended December 31, 2012, we recorded an impairment charge of $0.3 million to write off the carrying value of the tradename associated with the Business Systems reporting unit.

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.  As noted above, goodwill is not amortized but instead evaluated annually for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary. In 2012, we adopted an Accounting Standards Update No. 2011-08 – Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, that allows an

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

entity to consider qualitative indicators to determine if the current two-step test is necessary.  Under the provisions of the amended guidance, the step-one test of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit. A company is permitted to skip the qualitative assessment at its election, and proceed to Step 1 of the quantitative test, which we chose to do in 2013. In the first step of the impairment test, the fair value of our reporting unit is compared to its carrying amount, including goodwill.

The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a DCF model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  The fair value of the reporting unit exceeded the carrying value at December 31, 2013.

If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss.  In measuring the fair value of our reporting unit as previously described, we consider the combined carrying and fair values of our reporting unit in relation to our overall enterprise value, measured as the publicly traded stock price multiplied by the fully diluted shares outstanding plus the value of outstanding debt.  Our reporting unit fair value models are consistent with a range in value indicated by both the preceding three month average stock price and the stock price on the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value.  At December 31, 2013 and 2012, the carrying value of goodwill was $603.4 million.

For the 2012 evaluation, we used a DCF model to estimate the fair value of the Business Systems reporting unit, which was previously included in the Other Operations reporting segment.  For the Business Systems reporting unit, the carrying value exceeded the fair value indicating a potential impairment existed.  In the 2012 evaluation, we determined that based on the allocation of the fair value of the reporting unit to assets and liabilities in the second step of the impairment testing that the goodwill recorded for the Business Systems reporting unit was impaired and recorded an impairment charge of $0.8 million during the year ended December 31, 2012.

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

The net carrying amount of our customer lists as of December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Gross carrying amount	$195,651	$195,651
Less: accumulated amortization	(166,500)	(157,579)
Net carrying amount	$29,151	$38,072

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $8.9 million, $22.1 million and $21.8 million, respectively.  The weighted-average remaining period over which customer lists are being amortized is 2.13 years.  Expected amortization expense for the years 2014 through 2017 is as follows:

(In thousands)
2014	$8,921
2015	8,849
2016	8,776
2017	2,605
Total	$29,151

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

Pension Plan and Other Post-Retirement Benefits

We maintain noncontributory defined benefit pension plans and provide certain post-retirement benefits other than pensions to certain eligible employees.  We also maintain two unfunded supplemental retirement plans to provide incremental pension payments to certain former employees.

We recognize pension expense during the current period in the consolidated income statement using certain assumptions, including the expected long-term rate of return on plan assets, interest cost implied by the discount rate and the amortization of unrecognized gains and losses. Refer to Note 9 for further details regarding the determination of these assumptions.

We recognize the overfunded or underfunded status of our defined benefit pension and post-retirement plans as either an asset or liability in the consolidated balance sheet.  We recognize changes in the funded status in the year

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

in which the changes occur through comprehensive income, net of applicable income taxes, including unrecognized actuarial gains and losses and prior service costs and credits.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 10 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate.  We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions and tax planning opportunities available in the jurisdictions in which we operate.  We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards.  We establish valuation allowances when necessary to reduce the carrying amount of deferred income tax assets to the amounts that we believe are more likely than not to be realized.  We evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets.  When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse.  As we operate in more than one state, changes in our state apportionment factors, based on operational results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities.  We record a change in tax rates in our consolidated financial statements in the period of enactment.

Income tax consequences that arise in connection with a business combination include identifying the tax basis of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination.  Deferred tax assets and liabilities related to temporary differences of an acquired entity are recorded as of the date of the business combination and are based on our estimate of the appropriate tax basis that will be accepted by the various taxing authorities.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities in the appropriate period when our judgment changes as a result of the evaluation of new information. In certain instances, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.  See Note 10 for additional information on income taxes.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectability of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service and residential/business broadband service are billed in advance and recognized in subsequent periods when the services are provided, with the exception of certain governmental accounts which are billed in arrears.  Revenues for usage-based services, such as per-minute long-distance service and access charges billed to other telephone carriers for originating and terminating long-distance calls on our network, are billed in arrears.  We recognize revenue from these services in the period the services are rendered rather than billed.  Earned but unbilled usage-based services are recorded in accounts receivable.

When required as part of providing service, revenues related to nonrefundable, upfront service activation and setup fees are deferred and recognized over the estimated customer life.

Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred, except when we maintain ownership of wiring installed during the activation process.  In such cases the cost is capitalized and depreciated over the estimated useful life of the asset.

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

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of approximately $12.0 million for the year ended December 31, 2013. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $7.6 million, $5.1 million and $2.4 million in 2013, 2012 and 2011, respectively.

Statement of Cash Flows Information

During 2013, 2012 and 2011, we made payments for interest and income taxes as follows:

(In thousands)	2013	2012	2011
Interest, net of amounts capitalized ($1,215, $515 and $144 in 2013, 2012 and 2011, respectively)	$80,693	$63,541	$47,071
Income taxes paid, net	$960	$4,991	$8,788

Noncash investing and financing activities:

As described in Note 3, we issued $148.4 million in shares of the Company’s common stock in connection with the acquisition of SureWest in 2012.

In 2013 and 2012, we acquired equipment of $0.8 million and $0.4 million, respectively, through capital lease agreements.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”) which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC. ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

In July 2013, the FASB issued the Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is present. The amended guidance is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

with the provisions of this guidance, disclosures related to accumulated OCI can be found in Note 8.

Reclassifications

Certain amounts in our 2012 and 2011 consolidated financial statements have been reclassified to conform to the presentation of our 2013 consolidated financial statements which consists of the effects of reclassifications from the presentation of prison services as a discontinued operation and the finalization of purchase accounting for the SureWest acquisition. These reclassifications had no effect on total shareholders’ equity, total revenue or net income.

2.              EARNINGS PER SHARE

We compute net income per share using the two-class method.  The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income attributable to our shareholders is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period.  Potentially dilutive shares consist of restricted shares.

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

(In thousands, except per share amounts)	2013	2012	2011
Income from continuing operations	$29,964	$4,965	$24,288
Less: net income attributable to noncontrolling interest	330	531	572
Income attributable to common shareholders before allocation of earnings to participating securities	29,634	4,434	23,716
Less: earnings allocated to participating securities	466	351	429
Income from continuing operations attributable to common shareholders	29,168	4,083	23,287
Net income from discontinued operations	1,177	1,206	2,694
Net income attributable to common shareholders	$30,345	$5,289	$25,981

Weighted-average number of common shares outstanding	39,764	34,652	29,600

Basic and diluted earnings per common share:
Income from continuing operations	$0.73	$0.12	$0.79
Income from discontinued operations, net of tax	0.03	0.03	0.09
Net income per common share attributable to common shareholders
	$0.76	$0.15	$0.88

Diluted earnings per common share attributable to common shareholders excludes 0.3 million shares at December 31, 2013, 2012 and 2011, respectively, of potential common shares related to our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect.

3.              ACQUISITION AND DISPOSITIONS

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

Subsequent to the merger, the financial results of SureWest operations have been included in our consolidated statements of income.  SureWest contributed $133.1 million in net revenues and recorded net income of $2.5 million for the period of July 2, 2012 through December 31, 2012, which includes $9.5 million in acquisition related costs.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

The acquired current assets included cash of $17.1 million and trade receivables with a fair value of approximately $21.6 million and a gross value of approximately $23.4 million.  We believe that the estimated fair value of the trade receivables approximates the amount to be eventually collected.  The acquired other intangible assets of approximately $3.6 million consisted of the estimated fair values assigned to customer lists of $2.7 million and tradenames of $0.9 million.  The customer list intangible asset is being amortized over the estimated useful life of 3 or 5 years, depending on customer type.  During the years ending December 31, 2013 and 2012, we recorded amortization expense of approximately $0.6 million and $0.3 million, respectively, relating to the customer lists.  Goodwill of $84.0 million and the tradenames of $0.9 million are indefinite-lived assets which are not subject to amortization. During the year ending December 31, 2013, a formal one-year plan to transition from the SureWest tradename to the CONSOLIDATED tradename was adopted.  We began to amortize the assigned value of the SureWest tradename over its estimated one-year useful life.  We evaluate our goodwill for impairment annually as of November 30, as described in Note 1 above.  Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill.  Goodwill is not deductible for income tax purposes.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Year Ended December 31,
(Unaudited; in thousands, except share amounts)	2012
Operating revenues	$605,779
Income from operations	$69,881
Income from continuing operations	$9,259
Discontinued operations, net of tax	$1,206

Net income	$10,465
Less: income attributable to noncontrolling interest	531
Net income attributable to common stockholders	$9,934

Net income per common share - basic and diluted
Income from continuing operations	$0.27
Discontinued operations, net of tax	0.03
Net income per basic and diluted common share attributable to common shareholders	$0.30

Discontinued Operations

In September 2013, we completed the sale of the assets and contractual rights of our prison services business for a total cash purchase price of $2.5 million, which included the settlement of any pending legal matters.  The financial results of the operations for prison services, which were previously reported in the Other Operations segment, have been reported as a discontinued operation in our consolidated financial statements for all periods presented.

As of December 31, 2012, the major classes of the prison services assets and liabilities included in discontinued operations were as follows:

(In thousands)	December 31, 2012
Accounts receivable, net	$625
Property, plant and equipment, net	564
Total assets	$1,189

Accounts payable	$13
Advance billings and customer deposits	938
Accrued expense	3,258
Total liabilities	$4,209

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes the financial information for the prison services operations:

(In thousands)	2013	2012	2011
Operating revenues	$5,622	$25,580	$25,260
Operating expenses including depreciation and amortization	5,883	23,599	21,534
Income (loss) from operations	(261)	1,981	3,726
Other income (expense)	-	-	672
Income tax expense (benefit)	(105)	775	1,704
Income (loss) from discontinued operations	$(156)	$1,206	$2,694

Gain on sale of discontinued operations, net of tax of $887	$1,333	$-	$-

4.              INVESTMENTS

Our investments are as follows:

(In thousands)	2013	2012
Cash surrender value of life insurance policies	$2,183	$2,045
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	5,112	5,023
Other	200	430
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	27,467	25,695
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,696	7,286
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	24,105	23,338
CVIN, LLC (13.455% interest)	1,936	1,533
Totals	$113,099	$109,750

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  In 2013, 2012 and 2011, we received cash distributions from these partnerships totaling $16.9 million, $14.1 million and $11.1 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. In December 2012, we purchased additional ownership interest in RSA #17 for $6.7 million which increased our ownership from 17.02% to 20.51%.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In 2013, 2012 and 2011, we received cash distributions from these partnerships totaling $17.9 million, $15.0 million and $17.2 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $33.2 million.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

We have a 13.455% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  In 2013, we made additional capital investments of $0.4 million in this partnership. We did not receive any distributions from this partnership in 2013 or 2012.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2013	2012	2011
Total revenues	$321,555	$299,389	$305,965
Income from operations	98,962	83,577	84,803
Net income before taxes	99,024	83,633	84,844
Net income	99,024	83,283	84,483

Current assets	$54,837	$49,982	$44,739
Non-current assets	87,968	79,529	79,432
Current liabilities	15,221	15,417	14,523
Non-current liabilities	1,786	1,351	1,096
Partnership equity	125,799	112,734	108,552

5.              FAIR VALUE MEASUREMENTS

Financial Instruments

Our derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using valuation models and are categorized within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and observable market data of similar instruments.  See Note 7 for further discussion regarding our interest rate swap agreements.

Our interest rate swap liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 were as follows:

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(660)	–	$(660)	–
Long-term interest rate swap liabilities	(1,959)	–	(1,959)	–
Total	$(2,619)	$–	$(2,619)	$–

		As of December 31, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,164)	–	$(3,164)	–
Long-term interest rate swap liabilities	(3,919)	–	(3,919)	–
Total	$(7,083)	$–	$(7,083)	$–

The change in the fair value of the derivatives is primarily a result of a change in market expectations for future interest rates and the expiration of certain instruments during 2013.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$61,204	n/a	$57,852	n/a
Investments, at cost	$49,712	n/a	$49,853	n/a
Long-term debt, excluding capital leases	$1,216,764	$1,261,508	$1,213,000	$1,231,355

Cost & Equity Method Investments

Our investments at December 31, 2013 and 2012 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.              LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Senior secured credit facility:
Term loan 2	$-	$404,961
Term loan 3, net of discount of $5,088 at December 31, 2012	-	509,912
Term loan 4, net of discount of $4,537 at December 31, 2013	905,463	-
Revolving loan	13,000	-
Senior notes, net of discount of $1,699 and $1,873 at
December 31, 2013 and 2012, respectively	298,301	298,127
Capital leases	5,121	4,844
	1,221,885	1,217,844
Less: current portion of long-term debt and capital leases	(9,751)	(9,596)
Total long-term debt	$1,212,134	$1,208,248

Credit Agreement

The Company, through certain of its wholly owned subsidiaries, has an outstanding credit agreement with several financial institutions.  In December 2013, we entered into a Second Amended and Restated Credit Agreement to restate the Company’s previously amended credit agreement.  The restated credit agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The proceeds from the restated credit agreement were used to repay the outstanding term loans from the previous agreement in its entirety.  The credit agreement also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan facility consists of an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 (“Senior Notes”) are repaid or redeemed in full by December 31, 2019.  The Term 4 loan contains

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million commencing March 31, 2014 and has an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2013, the borrowing margin for the next three month period ending March 31, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternative base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2013, $13.0 million was outstanding under the revolving credit facility.  There were no borrowings or letters of credit outstanding under the revolving credit facility at December 31, 2012.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.23% and 4.79% at December 31, 2013 and 2012, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Financing Costs

In connection with entering into the restated credit agreement in December 2013, fees of $6.6 million were capitalized as deferred debt issuance costs.  These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the consolidated statements of income.  We also incurred a loss on the extinguishment of debt of $7.7 million during the year ended December 31, 2013 related to the repayment of outstanding term loans under the previous credit agreement which were scheduled to mature in December 2017 and 2018.

The credit agreement was previously amended in December 2012, to issue incremental term loans (Term 3) which were used to repay outstanding term loans scheduled to mature in December 2014, to extend the maturity dates of outstanding term loans (Term 2) from December 2014 to December 2017 and to extend the termination date of the revolving loan facility.  In connection with entering into the December 2012 amendment, fees of $4.2 million were capitalized as deferred debt issuance costs and we recognized a loss on the extinguishment of debt of $4.5 million during the year ended December 31, 2012.

In February 2012, the terms of our credit facility were amended to provide us with the ability to incur indebtedness necessary to finance the acquisition of SureWest, which enabled us to issue the Senior Notes, as described below.  In connection with the amendment, fees of $3.5 million were recognized as financing and other transaction costs during the year ended December 31, 2012.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2013, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of December 31, 2013, and including the $15.5 million dividend declared in November 2013 and paid on February 1, 2014, we had $202.4 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2013, our total net leverage ratio under the credit agreement was 4.26:1.00, and our interest coverage ratio was 3.41:1.00.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

In 2013, we completed an exchange offer to issue registered notes (“Exchange Notes”) for $287.3 million of the original Senior Notes.  The terms of the Exchange Notes are substantially identical to the Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the Senior Notes do not apply to the Exchange Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

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

Among other matters, the Senior Notes indenture provides that Consolidated Communications, Inc. may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the credit agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of the SureWest acquisition but not yet reflected in historical results. At December 31, 2013, this ratio was 4.20:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture.  Since dividends of $108.5 million have been paid since May 30, 2012, at December 31, 2013 there was $156.6 million of the $265.1 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Future Maturities of Debt

At December 31, 2013, the aggregate maturities of our long-term debt excluding capital leases were as follows:

(In thousands)
2014	$9,100
2015	9,100
2016	9,100
2017	9,100
2018	22,100
Thereafter	1,164,500
Total maturities	1,223,000
Less: Unamortized discount	(6,236)
$1,216,764

As of December 31, 2013, we had seven capital leases with maturities ranging from 2015 to 2021.  See Note 11 regarding the future maturities of our obligations for capital leases.

7.              DERIVATIVE FINANCIAL INSTRUMENTS

The following interest rate swaps were outstanding at December 31, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value

De-designated Hedges:
Fixed to 1-month floating LIBOR	$175,000	Other long-term liabilities	$(1,897)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(660)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(62)
Total Fair Values			$(2,619)

The following interest rate swaps were outstanding at December 31, 2012:

(In thousands)	Notional Amount	2012 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR	$200,000	Other long-term liabilities	$(2,758)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(1,069)
Forward starting fixed to 1-month floating LIBOR	75,000	Other long-term liabilities	(1,161)

De-designated Hedges:
Fixed to 3-month floating LIBOR	130,000	Current portion of derivative liability	(1,300)
3-month floating LIBOR minus spread to 1-month floating LIBOR	130,000	Current portion of derivative liability	(16)
Fixed to 1-month floating LIBOR	200,000	Current portion of derivative liability	(779)
Total Fair Values			$(7,083)

As of December 31, 2013, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

In December 2013, $325.0 million notional interest rate swaps previously designated as cash flow hedges were de-designated as a result of the amendment to our credit agreement on December 23, 2013 as discussed in Note 6.  The interest rate swap agreements mature on various dates through September 2016.  In December 2012, interest rate

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

swaps with an aggregate notional value of $660.0 million were de-designated as cash flow hedges in connection with the amendment to our credit agreement on December 4, 2012.  Of these agreements, $200.0 million notional interest rate swap agreements expired on December 31, 2012 and the remainder expired on March 31, 2013.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the years ended December 31, 2013 and 2012, a gain of $2.2 million and $2.8 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At December 31, 2013 and 2012, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI was $2.6 million and $7.9 million, respectively.  The estimated amount of losses included in AOCI as of December 31, 2013 that will be recognized in earnings in the next twelve months is approximately $2.0 million.

The following table presents the effect of interest rate derivatives designated as cash flow hedges on AOCI and on the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Loss recognized in AOCI, pretax	$(614)	$(5,631)	$(7,617)
Loss reclassified from AOCI to interest expense	$(5,875)	$(13,664)	$(19,649)
Gain arising from ineffectiveness reducing interest expense	$-	$47	$93

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

The following table summarizes the grants of RSAs and PSAs under the Plan during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
		Grant Date		Grant Date		Grant Date
	2013	Fair Value	2012	Fair Value	2011	Fair Value
RSAs Granted	168,516	$17.13	14,732	$19.30	127,377	$17.92
PSAs Granted	66,504	$17.13	68,540	$19.30	50,440	$17.92
Total	235,020		83,272		177,817

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2013, 2012 and 2011 was $3.0 million, $2.4 million and $1.6 million, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes the RSA and PSA activity during the year ended December 31, 2013:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2013	64,318	$18.33	58,221	$18.85
Shares granted	168,516	$17.13	66,504	$17.13
Shares vested	(107,833)	$17.61	(60,459)	$17.90
Shares forfeited, cancelled or retired	(1,500)	$17.13	–	$-
Non-vested shares outstanding - December 31, 2013	123,501	$17.32	64,266	$17.96

Share-Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In millions)	2013	2012	2011
Restricted stock	$1.8	$1.3	$1.3
Performance shares	1.2	1.0	0.8
Total	$3.0	$2.3	$2.1

Income tax benefits related to stock-based compensation of approximately $1.1 million, $0.4 million and $0.8 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of operations.

As of December 31, 2013, total unrecognized compensation costs related to nonvested RSAs and PSAs was $3.5 million and will be recognized over a weighted-average period of approximately 0.8 years.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component during 2013:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2012	$(40,581)	$(5,203)	$(45,784)
Other comprehensive income before reclassifications	39,381	(381)	39,000
Amounts reclassified from accumulated other comprehensive income	1,843	3,941	5,784
Net current period other comprehensive income	41,224	3,560	44,784
Balance at December 31, 2013	$643	$(1,643)	$(1,000)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes reclassifications from accumulated other comprehensive loss during 2013:

Amount Reclassified from AOCI
	Year Ended	Affected Line Item in the
(In thousands)	December 31, 2013	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$(637)	(a)
Actuarial loss	3,652	(a)
	3,015	Total before tax
	(1,172)	Tax benefit
	$1,843	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$5,875	Interest expense
	(1,934)	Tax benefit
	$3,941	Net of tax

(a)         These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans.  See Note 9 for additional details.

9.              PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  In April 2013, the Retirement Plan was amended for certain employees under collective bargaining agreements to among other things: (i) change the benefit formula to a cash balance account as of May 1, 2013 and (ii) freeze entrance into the Retirement Plan so that no person is eligible to become a participant on or following May 1, 2013.  As of May 2013, all employees under collective bargaining agreements that include a defined benefit plan are on a cash balance plan.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Retirement Plan, SureWest Plan and Supplemental Plans (collectively the “Pension Plans”) as of December 31, 2013 and 2012.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)	2013	2012
Change in benefit obligation
Benefit obligation at the beginning of the year	$379,528	$203,413
Service cost	743	1,184
Interest cost	15,307	13,620
Actuarial loss (gain)	(34,315)	32,274
Benefits paid	(21,559)	(16,529)
Acquisition of SureWest Plans	-	146,688
Plan change	(2,361)	(1,122)
Benefit obligation at the end of the year	$337,343	$379,528

(In thousands)	2013	2012
Change in plan assets
Fair value of plan assets at the beginning of the year	$262,778	$142,736
Employer contributions	11,480	15,222
Actual return on plan assets	39,489	27,935
Benefits paid	(21,559)	(16,529)
Acquisition of SureWest Plans	-	93,414
Fair value of plan assets at the end of the year	$292,188	$262,778
Funded status at year end	$(45,155)	$(116,750)

Amounts recognized in the consolidated balance sheets at December 31, 2013 and 2012 consisted of:

(In thousands)	2013	2012
Current liabilities	$(254)	$(254)
Long-term liabilities	$(44,901)	$(116,496)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 consisted of:

(In thousands)	2013	2012
Unamortized prior service credit	$(4,426)	$(2,523)
Unamortized net actuarial loss	10,302	67,104
	$5,876	$64,581

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of income for the plans for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Service cost	$743	$1,184	$1,277
Interest cost	15,307	13,620	10,960
Expected return on plan assets	(20,654)	(14,728)	(10,893)
Amortization of:
Net actuarial loss	3,652	2,518	786
Prior service credit	(457)	(282)	(166)
Net periodic pension cost	$(1,409)	$2,312	$1,964

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2013 and 2012.

(In thousands)	2013	2012
Actuarial loss (gain), net	$(53,149)	$19,066
Recognized actuarial loss	(3,652)	(2,518)
Prior service credit	(2,361)	(1,122)
Recognized prior service credit	457	282
Total amount recognized in other comprehensive loss, before tax effects	$(58,705)	$15,708

The estimated net loss and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic benefit cost in 2014 are $0.2 million and $(0.5) million, respectively.

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Discount rate - net periodic benefit cost	4.20%	5.00%	5.86%
Discount rate - benefit obligation	4.97%	4.20%	5.35%
Expected long-term rate of return on plan assets	8.00%	7.70%	7.50%
Rate of compensation/salary increase	1.75%	1.50%	3.06%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant or to the beneficiary upon the death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.6 million for the years ended December 31, 2013 and 2012, respectively.  The net present value of the remaining obligations was approximately $1.8 million and $2.2 million at December 31, 2013 and 2012, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 34 life insurance policies on certain of the participating former directors and employees.  We recognized $0.3 million and $0.4 million in life insurance proceeds as other non-operating income in 2013 and 2012.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.2 million and $2.0 million at December 31, 2013 and 2012, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $7.3 million and $7.5 million as of December 31, 2013 and 2012, respectively.

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

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2013 and 2012.

(In thousands)	2013	2012
Change in benefit obligation
Benefit obligation at the beginning of the year	$43,906	$33,184
Service cost	925	811
Interest cost	1,575	1,756
Plan participant contributions	757	614
Actuarial loss (gain)	(9,552)	5,282
Benefits paid	(3,966)	(4,011)
Amendments	1,448	-
Acquisition	-	6,270
Benefit obligation at the end of the year	$35,093	$43,906

(In thousands)	2013	2012
Change in plan assets
Fair value of plan assets at the beginning of the year	$3,410	$–
Employer contributions	2,772	3,189
Plan participant’s contributions	757	614
Actual return on plan assets	602	197
Benefits paid	(3,966)	(4,011)
Acquisition	–	3,421
Fair value of plan assets at the end of the year	$3,575	$3,410
Funded status at year end	$(31,518)	$(40,496)

Amounts recognized in the consolidated balance sheets at December 31, 2013 and 2012 consist of:

(In thousands)	2013	2012
Current liabilities	$(2,429)	$(2,467)
Long-term liabilities	$(29,089)	$(38,029)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 consist of:

(In thousands)	2013	2012
Unamortized prior service cost (credit)	$183	$(1,446)
Unamortized net actuarial loss (gain)	(7,868)	2,055
	$(7,685)	$609

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Service cost	$925	$811	$749
Interest cost	1,575	1,756	1,690
Expected return on plan assets	(233)	(105)	–
Amortization of:
Net actuarial loss (gain)	–	–	(212)
Prior service credit	(180)	(189)	(189)
Net periodic postretirement benefit cost	$2,087	$2,273	$2,038

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2013 and 2012:

(In thousands)	2013	2012
Actuarial loss (gain), net	$(9,922)	$5,191
Prior service cost	1,448	–
Recognized prior service credit	180	189
Total amount recognized in other comprehensive loss, before tax effects	$(8,294)	$5,380

The estimated net actuarial gain and net prior service credit that will be amortized from accumulated other comprehensive loss in net periodic postretirement cost in 2014 is approximately $(0.5) million and $(0.2) million, respectively.

The weighted-average discount rate assumptions utilized for the years ended December 31 were as follows:

	2013	2012	2011
Net periodic benefit cost	4.00%	5.00%	5.58%
Benefit obligation	4.40%	3.90%	5.22%

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 7.50% annual rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) was assumed for the plan in 2014, declining to a rate of 5.00% in 2020.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$277	$(230)
Effect on postretirement benefit obligation	$2,063	$(1,852)

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

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  The target allocation of the Pension Plan assets is approximately 50% - 60% equities with the remainder in fixed income funds and cash equivalents.  Currently, we believe that there are no significant concentrations of risk associated with the pension plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2013 were generated by

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2013.

Equity securities include investments in common and preferred stocks, mutual funds, common collective trusts and other commingled investment funds.

Common and Preferred Stocks:  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded multiplied by the number of shares owned.

Mutual Funds:  Valued at the closing net asset value as of the measurement date as reported on the active market on which the funds are traded multiplied by the number of shares owned or the percentage of ownership in the fund.

Common Collective Trusts and Commingled Funds:  Valued as determined by the fund manager based on the underlying net asset values and supported by the value of the underlying securities as of the financial statement date.

Fixed income funds include U.S. Treasury and Government Agency securities, corporate and municipal bonds, and mortgage-backed securities.

U.S. Treasury and Government Agency Securities: Valued at the closing net asset value as of the measurement date as reported on the active market on which the funds are traded multiplied by the number of shares owned or the percentage of ownership in the fund.

Corporate and municipal bonds and mortgage-backed securities: Valued based on yields currently available on comparable securities of issuers with similar credit ratings.

The fair values of our assets for our defined benefit pension plans at December 31, 2013 and 2012, by asset category were as follows:

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$4,708	$2,835	$1,873	$–

Equities:
Stocks:
U.S. common stocks	38,463	38,463	–	–
International stocks	10,198	10,198	–	–
Funds:
U.S. small cap	15,181	–	15,181	–
U.S. mid cap	9,215	9,215	–	–
U.S. large cap	34,535	11,101	23,434	–
Emerging markets	20,225	12,855	7,370	–
International	60,416	44,132	16,284	–

Fixed Income:
U.S. treasury and government agency securities	19,012	19,012	–	–
Corporate and municipal bonds	8,624	–	8,624	–
Mortgage/asset-backed securities	8,116	–	8,116	–
Common Collective Trust	17,398	–	17,398
Mutual funds	46,097	46,097	–	–
Total	$292,188	$193,908	$98,280	$–

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		As of December 31, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$4,262	$1,036	$3,226	$–

Equities:
Stocks:
U.S. common stocks	36,620	36,620	–	–
International stocks	9,589	9,589	–	–
Funds:
U.S. small cap	17,110	–	17,110	–
U.S. mid cap	7,477	7,477	–	–
U.S. large cap	35,130	12,932	22,198	–
Emerging markets	7,807	7,807	–	–
International	43,100	34,602	8,498	–

Fixed Income:
U.S. treasury and government agency securities	22,937	22,937	–	–
Corporate and municipal bonds	9,238	–	9,238	–
Mortgage/asset-backed securities	10,669	–	10,669	–
Common Collective Trust	7,346		7,346
Mutual funds	51,493	51,493	–	–
Total	$262,778	$184,493	$78,285	$–

(1)       Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The fair values of our assets for our post-retirement benefit plans at December 31, 2013 and 2012 were as follows:

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$89	$89	$–	$–

Equities:
U.S. common stocks	592	592	–	–
Funds:
U.S. small cap	215	–	215	–
U.S. large cap	638	–	638	–
Emerging markets	263	–	263	–
International	938	357	581	–

Fixed Income:
U.S. treasury and government agency securities	678	678	–	–
Corporate and municipal bonds	308	–	308	–
Mortgage/asset-backed securities	289	–	289	–
Total investments	$4,010	$1,716	$2,294	$–
Benefit payments payable	(434)
Net plan assets	$3,576

		As of December 31, 2012
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$30	$30	$–	$–

Equities:
U.S. common stocks	545	545	–	–
Funds:
U.S. small cap	238	–	238	–
U.S. large cap	572	–	572	–
International	576	289	287	–

Fixed Income:
U.S. treasury and government agency securities	776	776	–	–
Corporate and municipal bonds	312	–	312	–
Mortgage/asset-backed securities	361	–	361	–
Total	$3,410	$1,640	$1,770	$–

(1)       Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $12.1 million to our pension plans and $2.5 million to our other post-retirement plans in 2014.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Estimated Future Benefit Payments

As of December 31, 2013, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2014	$22,413	$3,495
2015	22,827	3,574
2016	23,164	3,615
2017	23,274	2,806
2018	23,245	2,820
2019 - 2023	116,421	12,867

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees. Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans. We recognized expense with respect to these plans of $5.2 million, $3.9 million and $2.5 million in 2013, 2012 and 2011, respectively. The increase in expense in 2013 and 2012 was attributable to the acquisition of SureWest in 2012.

10.       INCOME TAXES

Income tax expense consists of the following components:

	For the Year Ended
(In thousands)	2013	2012	2011

Current:
Federal	$1,381	$340	$4,118
State	86	1,078	477
Total current expense (benefit)	1,467	1,418	4,595

Deferred:
Federal	15,929	1,998	8,209
State	116	(2,755)	337
Total deferred expense (benefit)	16,045	(757)	8,546
Total income tax expense	$17,512	$661	$13,141

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In percentages)	2013	2012	2011

Statutory federal income tax rate	35.0	35.0	35.0
State income taxes, net of federal benefit	1.7	(12.8)	0.5
Transaction costs	–	14.9	–
Other permanent differences	–	(1.1)	(0.9)
Change in uncertain tax positions	(1.7)	–	(0.7)
Change in deferred tax rate	–	(19.7)	1.1
Provision to return	1.3	(4.2)	–
Other	0.6	(0.4)	0.1
	36.9	11.7	35.1

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2013	2012

Current deferred tax assets:
Reserve for uncollectible accounts	$615	$1,815
Accrued vacation pay deducted when paid	2,196	1,727
Accrued expenses and deferred revenue	5,149	5,458
	7,960	9,000
Non-current deferred tax assets:
Net operating loss carryforwards	18,809	32,506
Pension and postretirement obligations	28,072	60,252
Stock-based compensation	495	450
Derivative instruments	1,004	3,004
Financing costs	1,503	567
Tax credit carryforwards	3,143	2,437
Other	-	305
	53,026	99,521
Valuation allowance	(535)	(535)
Net non-current deferred tax assets	52,491	98,986

Non-current deferred tax liabilities:
Goodwill and other intangibles	(28,515)	(27,376)
Basis in investment	(38)	(120)
Partnership investments	(25,523)	(26,413)
Property, plant and equipment	(178,274)	(182,578)
	(232,350)	(236,487)
Net non-current deferred taxes	(179,859)	(137,501)
Net deferred income tax liabilities	$(171,899)	$(128,501)

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

Based upon historical taxable income, taxable temporary differences, available and prudent tax planning strategies and projections for future pre-tax book income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences.  However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced.  Estimates of future taxable income are based on the estimated recognition of taxable temporary differences, available and prudent tax planning strategies, and projections of future pre-tax book income.  The amount of estimated future taxable income is expected to allow for the full utilization of the net operating loss (“NOL”) carryforwards, as described below.

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards at December 31, 2013, of $43.0 million and related deferred tax assets of $15.0 million. The federal NOL carryforwards expire from 2026 to 2032.  Management believes that the future utilization of $1.5 million and related deferred tax asset of $0.5 million subject to Separate Return Limitation Year is uncertain and has placed a full valuation allowance on this amount of the available federal NOL carryforwards. The related NOL carryforward expires in 2026.  The valuation allowance was recorded as a result of the acquisition of

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

SureWest during 2012.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards at December 31, 2013, of $2.3 million and related deferred tax assets of $0.8 million. ETFL’s federal NOL carryforwards expire from 2020 to 2024.

We estimate that we have available state NOL carryforwards at December 31, 2013, of $85.8 million and related deferred tax assets of $2.9 million.  The state NOL carryforwards expire from 2016 to 2033.

We estimate that we have available federal alternative minimum tax (“AMT”) credit carryforwards at December 31, 2013, of $0.5 million and related deferred tax assets of $0.5 million.  The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities. The federal AMT credit carryforward does not expire.

We estimate that we have available state tax credit carryforwards at December 31, 2013, of $4.1 million and related deferred tax assets of $2.7 million.  The state tax credit carryforward are limited annually and expire from 2016 to 2027.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and we do not expect they will have a material impact on our consolidated results of operations, cash flows or financial position.

Unrecognized Tax Benefits

Under the accounting guidance applicable to uncertainty in income taxes we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions.  This accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Our unrecognized tax benefits as of December 31, 2013 and 2012 were $0 and $1.2 million, respectively.  Due to the expiration of a state statute of limitations, during 2013 we recognized $1.2 million of our previously unrecognized tax benefits, which resulted in a decrease to our tax expense of approximately $0.8 million.  The tax benefit attributable to the decrease in unrecognized tax benefits did not have a significant effect on our effective tax rate.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  During 2013 and 2012 we did not record any material interest or penalty expense and have no material remaining liability for interest or penalties.

The periods subject to examination for our federal return are years 2010 through 2012.  The periods subject to examination for our state returns are years 2005 through 2012.  We are currently under examination by federal and state taxing authorities.  We have received proposed assessments in connection with our federal examination for tax years ended December 31, 2010 and 2011.  We are in the process of responding to the IRS and providing support for our tax position.  We believe that our tax position will be upheld based on  the technical merits of our position.  Accordingly, the Company has not made any adjustments to its unrecognized tax benefits for the proposed assessments.  We do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2013 and 2012:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2013	2012

Balance at January 1	$1,224	$1,224
Additions for tax positions in the current year	–	–
Additions for tax positions of prior years	–	–
Settlements with taxing authorities	–	–
Reduction for lapse of federal statute of limitations	–	–
Reduction for lapse of state statute of limitations	(1,224)	–
Balance at December 31	$-	$1,224

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

As of December 31, 2013, future minimum contractual obligations, including capital and operating leases, and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease agreements	$1,272	$1,249	$1,054	$961	$960	$2,362	$7,858
Capital lease agreements	2,133	1,712	563	392	287	793	5,880
Capital expenditures (1)	8,384	–	–	–	–	–	8,384
Service and support agreements (2)	7,221	5,796	4,873	890	233	–	19,013
Transport and data connectivity	9,100	9,000	9,000	9,000	–	–	36,100
Total	$28,110	$17,757	$15,490	$11,243	$1,480	$3,155	$77,235

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

We incurred rent expense of $2.3 million, $2.9 million and $2.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Capital Leases

As of December 31, 2013, we had seven capital leases, all of which expire between 2015 and 2021.  As of December 31, 2013, the present value of the minimum remaining lease commitments was approximately $5.1 million, of which $0.7 million was due and payable within the next twelve months.  The carrying amount of our

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

capital lease obligations, net of imputed interest of $2.7 million, was $5.1 million as of December 31, 2013.  See Note 12 for information regarding the capital leases we have entered into with related parties.

Litigation, Regulatory Proceedings and Other Contingencies

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we will pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits will be available for services performed in connection with the pole attachment applications within five years of the execution of the agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the agreement we recorded an additional $0.9 million, which included estimated legal fees.  The agreement is contingent on appropriate documentation and there is no assurance that the agreement will be finalized.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008, 2009, and 2010.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.  For the CCES subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $1.9 million.  As of March 2013, all three of these cases have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $2.0 million.  As of December 2013, the cases for calendar years 2009 and 2010 have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The calendar year 2008 audit is ongoing and we anticipate based on previous results that we will appeal the result to the Pennsylvania Board of Finance and Revenue on or before March 19, 2014.  We anticipate that the 2008 case will be continued pending the outcome of the Verizon litigation as well.  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results.

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the FCC’s Order issued November 18, 2011 that reformed intercarrier compensation and core parts of the Universal Service Fund.  We are appealing five core issues in the November 18, 2011 FCC order. This matter was heard by the U.S. Court of Appeals for the Tenth Circuit on November 19, 2013, however a decision is not expected before the third quarter of 2014.

In order for eligible telecommunications carriers (“ETCs”) to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that federal universal service high-cost support (“USF”) is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management believes, based on  the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company should prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013 we reversed the $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.       RELATED PARTY TRANSACTIONS

Capital Leases

Richard A. Lumpkin, a member of our Board of Directors, together with his family, beneficially owned 41.3% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2013 and 2012.  Mr. Lumpkin also is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 70.7% beneficial ownership of LATEL at December 31, 2013 and 2012.

As of December 31, 2013, we had three capital lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).We have accounted for these leases as capital leases in accordance with ASC Topic 840, Leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The capital lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes.  Each of the three lease agreements have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the initial expiration date.  We are required to pay LATEL approximately $7.9 million over the terms of the lease agreements.  The carrying value of the capital leases at December 31, 2013 and 2012 was approximately $3.6 million and $3.8 million, respectively.  We recognized $0.5 million in interest expense in 2013, 2012 and 2011 and amortization expense of $0.4 million in 2013 and 2012 and $0.1 in 2011, respectively, related to the capitalized leases.

Long-Term Debt

A portion of the Senior Notes was sold to certain accredited investors consisting of certain members of the Company’s Board of Directors, including the Company’s Chief Executive Officer (collectively “related parties”). In May 2012, the related parties purchased $10.8 million of the Senior Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. During 2013 and 2012, the Company paid $1.2 million and $0.6 million, respectively, in interest in the aggregate to the related parties for the Senior Notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2013	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Net revenues	$151,528	$151,320	$150,773	$147,956
Operating income	$28,330	$26,947	$26,167	$22,217
Income from continuing operations	$6,858	$9,560	$10,330	$3,216
Discontinued operations, net of tax	$24	$(272)	$1,425	$-
Net income attributable to common stockholders	$6,783	$9,194	$11,694	$3,140

Basic and diluted earnings (loss) per share
Income from continuing operations	$0.17	$0.23	$0.26	$0.08
Discontinued operations, net of tax	-	(0.01)	0.03	-
Net income per basic and diluted common share attributable to common shareholders	$0.17	$0.22	$0.29	$0.08

	Quarter Ended
2012	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Net revenues	$86,451	$86,557	$151,025	$153,844
Operating income	$9,918	$13,147	$8,185	$20,167
Income (loss) from continuing operations	$1,177	$2,321	$(1,311)	$2,778
Discontinued operations, net of tax	$707	$585	$467	$(553)
Net income (loss) attributable to common stockholders	$1,759	$2,786	$(965)	$2,060

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.03	$0.07	$(0.03)	$0.07
Discontinued operations, net of tax	0.03	0.02	0.01	(0.02)
Net income per basic and diluted common share attributable to common shareholders	$0.06	$0.09	$(0.02)	$0.05

As described in Note 3, in September 2013, we completed the sale of the assets and contractual rights of our prison services business for a total cash price of $2.5 million, resulting in a gain of $1.3 million, net of tax.  The financial results of the operations for prison services have been reported as a discontinued operation in our consolidated financial statements for all periods presented.

During the third quarter of 2012, we acquired 100% of the outstanding shares of SureWest in a cash and stock transaction.  SureWest results of operations have been included in our consolidated financial statements as of the acquisition date of July 2, 2012.

14.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Kansas Holdings, Inc., SureWest Fiber Ventures, LLC, SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC and SureWest Kansas Purchasing, LLC, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2013 and 2012, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$86	$2,366	$3,099	$-	$5,551
Accounts receivable, net	-	502	44,521	7,010	-	52,033
Income taxes receivable	9,346	-	370	80	-	9,796
Deferred income taxes	(61)	(7)	7,533	495	-	7,960
Prepaid expenses and other current assets	-	-	11,862	518	-	12,380
Total current assets	9,285	581	66,652	11,202	-	87,720

Property, plant and equipment, net	-	-	834,199	51,163	-	885,362

Intangibles and other assets:
Investments	-	3,729	109,370	-	-	113,099
Investments in subsidiaries	1,101,039	335,659	12,130	-	(1,448,828)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	30,997	9,087	-	40,084
Deferred debt issuance costs, net and other assets	-	13,620	4,047	-	-	17,667
Total assets	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$4,885	$-	$-	$4,885
Advance billings and customer deposits	-	-	23,699	2,235	-	25,934
Dividends payable	15,520	-	-	-	-	15,520
Accrued compensation	-	-	20,447	1,805	-	22,252
Accrued expense	224	4,389	32,709	1,375	-	38,697
Current portion of long term debt and capital
lease obligations	-	9,100	586	65	-	9,751
Current portion of derivative liability	-	660	-	-	-	660
Total current liabilities	15,744	14,149	82,326	5,480	-	117,699

Long-term debt and capital lease obligations	-	1,207,663	3,659	812	-	1,212,134
Advances due to/from affiliates, net	968,319	(1,970,192)	1,037,969	(36,096)	-	-
Deferred income taxes	(21,598)	(1,029)	184,209	18,277		179,859
Pension and postretirement benefit obligations	-	-	61,053	14,701	-	75,754
Other long-term liabilities	25	1,960	7,328	280	-	9,593
Total liabilities	962,490	(747,449)	1,376,544	3,454	-	1,595,039
Shareholders’ equity:
Common Stock	401	-	17,411	30,000	(47,411)	401
Other shareholders’ equity	147,433	1,101,038	196,200	104,179	(1,401,417)	147,433
Total Consolidated Communications Holdings, Inc.
shareholders’ equity	147,834	1,101,038	213,611	134,179	(1,448,828)	147,834
Noncontrolling interest	-	-	4,505	-	-	4,505
Total shareholders’ equity	147,834	1,101,038	218,116	134,179	(1,448,828)	152,339
Total liabilities and shareholders’ equity	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$6,577	$8,530	$2,747	$-	$17,854
Accounts receivable, net	19	457	49,483	7,998	-	57,957
Income taxes receivable	4,258	-	7,886	(124)	-	12,020
Deferred income taxes	(51)	(310)	8,985	376	-	9,000
Prepaid expenses and other current assets	-	-	10,855	414	-	11,269
Assets of discontinued operations	-	-	1,189	-	-	1,189
Total current assets	4,226	6,724	86,928	11,411	-	109,289

Property, plant and equipment, net	-	-	855,158	52,514	-	907,672

Intangibles and other assets:
Investments	-	3,641	106,094	15	-	109,750
Investments in subsidiaries	958,199	219,955	11,234	-	(1,189,388)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	40,443	9,087	-	49,530
Deferred debt issuance costs, net and other assets	-	12,788	1,012	-	-	13,800
Total assets	$962,425	$243,108	$1,638,134	$139,208	$(1,189,388)	$1,793,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$14,954	$-	$-	$14,954
Advance billings and customer deposits	-	-	25,131	2,523	-	27,654
Dividends payable	15,463	-	-	-	-	15,463
Accrued compensation	36	-	19,863	2,013	-	21,912
Accrued expense	235	3,373	39,673	3,944	-	47,225
Current portion of long term debt and capital
lease obligations	-	9,242	300	54	-	9,596
Current portion of derivative liability	-	3,164	-	-	-	3,164
Liabilities of discontinued operations	-	-	4,209	-	-	4,209
Total current liabilities	15,734	15,779	104,130	8,534	-	144,177

Long-term debt and capital lease obligations	-	1,203,760	3,611	877	-	1,208,248
Advances due to/from affiliates, net	817,118	(1,934,978)	1,137,159	(19,299)	-	-
Deferred income taxes	(2,357)	(3,571)	134,550	8,879	-	137,501
Pension and postretirement benefit obligations	-	-	125,706	31,004	-	156,710
Other long-term liabilities	-	3,919	6,587	240	-	10,746
Total liabilities	830,495	(715,091)	1,511,743	30,235	-	1,657,382
Shareholders’ equity:
Common Stock	399	-	17,411	30,000	(47,411)	399
Other shareholders’ equity	131,531	958,199	104,805	78,973	(1,141,977)	131,531
Total Consolidated Communications Holdings, Inc.
shareholders’ equity	131,930	958,199	122,216	108,973	(1,189,388)	131,930
Noncontrolling interest	-	-	4,175	-	-	4,175
Total shareholders’ equity	131,930	958,199	126,391	108,973	(1,189,388)	136,105
Total liabilities and shareholders’ equity	$962,425	$243,108	$1,638,134	$139,208	$(1,189,388)	$1,793,487

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(60)	$547,635	$68,128	$(14,126)	$601,577
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	220,764	14,635	(12,947)	222,452
Selling, general and administrative expenses	3,608	167	113,942	18,876	(1,179)	135,414
Financing and other transaction costs	457	-	319	-	-	776
Depreciation and amortization	-	-	130,455	8,819	-	139,274
Operating income (loss)	(4,065)	(227)	82,155	25,798	-	103,661
Other income (expense):
Interest expense, net of interest income	100	(86,090)	181	42	-	(85,767)
Intercompany interest income (expense)	(103,588)	126,918	(24,662)	1,332	-	-
Loss on extinguishment of debt	-	(7,657)	-	-	-	(7,657)
Investment income	-	89	37,606	-	-	37,695
Equity in earnings of subsidiaries, net	98,055	74,479	896	-	(173,430)	-
Other, net	(18)	-	(448)	10	-	(456)
Income (loss) from continuing operations before income taxes	(9,516)	107,512	95,728	27,182	(173,430)	47,476
Income tax expense (benefit)	(40,327)	9,457	38,038	10,344	-	17,512
Income (loss) from continuing operations	30,811	98,055	57,690	16,838	(173,430)	29,964
Discontinued operations, net of tax	-	-	1,177	-	-	1,177
Net income (loss)	30,811	98,055	58,867	16,838	(173,430)	31,141
Less: net income attributable to noncontrolling interest	-	-	330	-	-	330
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$30,811	$98,055	$58,537	$16,838	$(173,430)	$30,811

Total comprehensive income (loss) attributable to common shareholders	$30,811	$101,616	$91,395	$25,203	$(173,430)	$75,595

	Year Ended December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(15)	$423,303	$68,774	$(14,185)	$477,877
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	175,759	14,355	(14,185)	175,929
Selling, general and administrative expenses	2,530	385	88,664	16,584	-	108,163
Financing and other transaction costs	11,269	9,531	-	-	-	20,800
Intangible assets impairment	-	-	1,236	-	-	1,236
Depreciation and amortization	-	-	107,064	13,268	-	120,332
Operating income (loss)	(13,799)	(9,931)	50,580	24,567	-	51,417
Other income (expense):
Interest expense, net of interest income	(20)	(71,704)	(816)	(64)	-	(72,604)
Intercompany interest income (expense)	(50,126)	87,717	(37,509)	(82)	-	-
Loss on extinguishment of debt	-	(4,455)	-	-	-	(4,455)
Investment income	-	246	30,421	-	-	30,667
Equity in earnings of subsidiaries, net	48,942	48,272	1,435	-	(98,649)	-
Other, net	-	1	617	(17)	-	601
Income (loss) from continuing operations before income taxes	(15,003)	50,146	44,728	24,404	(98,649)	5,626
Income tax expense (benefit)	(20,643)	1,204	11,239	8,861	-	661
Income (loss) from continuing operations	5,640	48,942	33,489	15,543	(98,649)	4,965
Discontinued operations, net of tax	-	-	1,206	-	-	1,206
Net income (loss)	5,640	48,942	34,695	15,543	(98,649)	6,171
Less: net income attributable to noncontrolling interest	-	-	531	-	-	531
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$5,640	$48,942	$34,164	$15,543	$(98,649)	$5,640

Total comprehensive income (loss) attributable to common shareholders	$5,640	$53,920	$24,816	$11,962	$(98,649)	$(2,311)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31, 2011
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$25	$291,500	$71,249	$(13,771)	$349,003
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	120,750	14,732	(13,771)	121,711
Selling, general and administrative expenses	2,249	2,724	56,677	16,074	-	77,724
Financing and other transaction costs	-	-	2,649	-	-	2,649
Depreciation and amortization	-	-	72,999	15,091	-	88,090
Operating income (loss)	(2,249)	(2,699)	38,425	25,352	-	58,829
Other income (expense):
Interest expense, net of interest income	-	(48,095)	(1,130)	(166)	-	(49,391)
Intercompany interest income (expense)	(40,283)	80,142	(39,407)	(452)	-	-
Investment income	-	246	27,597	-	-	27,843
Equity in earnings of subsidiaries, net	53,217	34,399	1,542	-	(89,158)	-
Other, net	-	-	1,422	(1,274)	-	148
Income (loss) from continuing operations before income taxes	10,685	63,993	28,449	23,460	(89,158)	37,429
Income tax expense (benefit)	(15,725)	10,776	9,219	8,871	-	13,141
Income (loss) from continuing operations	26,410	53,217	19,230	14,589	(89,158)	24,288
Discontinued operations, net of tax	-	-	2,694	-	-	2,694
Net income (loss)	26,410	53,217	21,924	14,589	(89,158)	26,982
Less: net income attributable to noncontrolling interest	-	-	572	-	-	572
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$26,410	$53,217	$21,352	$14,589	$(89,158)	$26,410

Total comprehensive income (loss) attributable to common shareholders	$26,410	$60,814	$11,830	$10,152	$(89,158)	$20,048

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(88,251)	$36,811	$195,591	$24,379	$168,530
Net cash used in discontinued operations	-	-	(4,174)	-	(4,174)
Net cash (used in) provided by operating activities	(88,251)	36,811	191,417	24,379	164,356

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(100,139)	(7,224)	(107,363)
Purchase of investments	-	-	(403)	-	(403)
Proceeds from sale of assets	-	-	282	48	330
Net cash used in continuing operations	-	-	(100,260)	(7,176)	(107,436)
Net cash provided by discontinued operations	-	-	2,331	-	2,331
Net cash used in investing activities	-	-	(97,929)	(7,176)	(105,105)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	989,450	-	-	989,450
Payment of capital lease obligation	-	-	(462)	(54)	(516)
Payment on long-term debt	-	(990,961)	-	-	(990,961)
Payment of financing costs	-	(6,576)	-	-	(6,576)
Dividends on common stock	(62,064)	-	-	-	(62,064)
Purchase and retirement of common stock	(887)	-	-	-	(887)
Transactions with affiliates, net	151,202	(35,215)	(99,190)	(16,797)	-
Net cash provided by (used in) financing activities	88,251	(43,302)	(99,652)	(16,851)	(71,554)
(Decrease) increase in cash and cash equivalents	-	(6,491)	(6,164)	352	(12,303)
Cash and cash equivalents at beginning of period	-	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$-	$86	$2,366	$3,099	$5,551

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(52,318)	$13,106	$137,386	$21,558	$119,732
Net cash provided by discontinued operations	-	-	3,483	-	3,483
Net cash (used in) provided by operating activities	(52,318)	13,106	140,869	21,558	123,215

Cash flows from investing activities:
Business acquisition, net of cash acquired	(385,346)	-	-	-	(385,346)
Purchases of property, plant and equipment	-	-	(70,948)	(6,050)	(76,998)
Purchase of investments	-	-	(6,728)	-	(6,728)
Proceeds from sale of assets	-	-	882	42	924
Other	(314)	-	-	-	(314)
Net cash used in continuing operations	(385,660)	-	(76,794)	(6,008)	(468,462)
Net cash used in discontinued operations	-	-	(97)	-	(97)
Net cash used in investing activities	(385,660)	-	(76,891)	(6,008)	(468,559)

Cash flows from financing activities:
Proceeds on bond offering	-	298,035	-	-	298,035
Proceeds from issuance of long-term debt	-	544,850	-	-	544,850
Payment of capital lease obligation	-	-	(183)	(45)	(228)
Payment on long-term debt	-	(510,038)	-	-	(510,038)
Payment of financing costs	-	(18,616)	-	-	(18,616)
Distributions to noncontrolling interest	-	-	3,150	(5,000)	(1,850)
Dividends on common stock	(54,100)	-	-	-	(54,100)
Purchase and retirement of common stock	(559)	-	-	-	(559)
Transactions with affiliates, net	492,637	(424,129)	(58,495)	(10,013)	-
Net cash provided by (used in) financing activities	437,978	(109,898)	(55,528)	(15,058)	257,494
(Decrease) increase in cash and cash equivalents	-	(96,792)	8,450	492	(87,850)
Cash and cash equivalents at beginning of period	-	103,369	80	2,255	105,704
Cash and cash equivalents at end of period	$-	$6,577	$8,530	$2,747	$17,854

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31, 2011
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(27,033)	$22,335	$98,764	$30,236	$124,302
Net cash provided by discontinued operations	-	-	5,202	-	5,202
Net cash (used in) provided by operating activities	(27,033)	22,335	103,966	30,236	129,504

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(35,212)	(6,582)	(41,794)
Proceeds from sale of assets	-	-	511	329	840
Other	-	-	272	-	272
Net cash used in continuing operations	-	-	(34,429)	(6,253)	(40,682)
Net cash used in discontinued operations	-	-	(119)	-	(119)
Net cash used in investing activities	-	-	(34,548)	(6,253)	(40,801)

Cash flows from financing activities:
Payment of capital lease obligation	-	-	(113)	(36)	(149)
Payment of financing costs	-	(3,471)	-	-	(3,471)
Dividends on common stock	(46,307)	-	-	-	(46,307)
Purchase and retirement of common stock	(726)	-	-	-	(726)
Transactions with affiliates, net	74,066	19,107	(69,277)	(23,896)	-
Net cash provided by (used in) financing activities	27,033	15,636	(69,390)	(23,932)	(50,653)
Increase in cash and cash equivalents	-	37,971	28	51	38,050
Cash and cash equivalents at beginning of period	-	65,398	52	2,204	67,654
Cash and cash equivalents at end of period	$-	$103,369	$80	$2,255	$105,704

INDEPENDENT AUDITORS REPORT

To the Partners of Pennsylvania RSA No. 6 (II) Limited Partnership:

We have audited the accompanying financial statements of Pennsylvania RSA No. 6 (II) Limited Partnership (the “Partnership”) which comprise the balance sheet as of December 31, 2012, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2012, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

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

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Partnership’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania RSA No. 6 (II) Limited Partnership as of December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

Other Matters

The accompanying balance sheet of the Partnership as of December 31, 2013, and the related statement of operations, change in partner’s capital  and cash flows for the year then ended were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Deloitte & Touche LLP

Atlanta, GA

March 12, 2013

Pennsylvania RSA No. 6 (II) Limited Partnership

Balance Sheets - As of December 31, 2013 (unaudited) and 2012

(Dollars in Thousands)

ASSETS	2013	2012
	(unaudited)
CURRENT ASSETS:
Accounts receivable, net of allowance of $225 and $143	$12,176	$14,750
Unbilled revenue	919	890
Due from affiliate	12,113	7,374

Total current assets	25,208	23,014

PROPERTY, PLANT AND EQUIPMENT—Net	12,651	12,412

OTHER ASSETS	190	27

TOTAL ASSETS	$38,049	$35,453

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,329	$3,804
Advance billings and customer deposits	3,857	3,648

Total current liabilities	7,186	7,452

LONG TERM LIABILITIES	627	411

Total liabilities	7,813	7,863

PARTNERS’ CAPITAL	30,236	27,590

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$38,049	$35,453

See Notes to the financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Operations - Years Ended December 31, 2013 (unaudited), 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011
	(unaudited)
OPERATING REVENUE:
Service revenue	$120,364	$112,987	$112,822
Equipment and other	23,360	22,699	22,758

Total operating revenue	143,724	135,686	135,580

OPERATING COSTS AND EXPENSES:
Cost of service (exclusive of depreciation and amortization)	41,062	38,665	45,726
Cost of equipment	25,150	25,416	25,347
Selling, general and administrative	37,387	35,758	33,139
Depreciation and amortization	2,500	2,446	2,619

Total operating costs and expenses	106,099	102,285	106,831

OPERATING INCOME	37,625	33,401	28,749

INTEREST INCOME, NET	21	15	26

NET INCOME	$37,646	$33,416	$28,775

Allocation of Net Income
Limited Partners	$18,398	$16,330	$14,062
General Partner	$19,248	$17,086	$14,713

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2013 (unaudited), 2012 and 2011

(Dollars in Thousands)

	General Partner	Limited Partners
	Cellco Partnership	Cellco Partnership	Consolidated Communications Enterprise Services, Inc.	Venus Cellular Telephone Company, Inc.	Total Partners’ Capital
BALANCE—January 1, 2011	$13,242	$2,210	$6,130	$4,317	$25,899

Distributions	(17,384)	(2,900)	(8,048)	(5,668)	(34,000)

Net Income	14,713	2,453	6,812	4,797	28,775

BALANCE—December 31, 2011	$10,571	1,763	4,894	3,446	20,674

Distributions	(13,549)	(2,260)	(6,273)	(4,418)	(26,500)

Net Income	17,086	2,850	7,909	5,571	33,416

BALANCE—December 31, 2012	14,108	2,353	6,530	4,599	27,590

Distributions	(17,895)	(2,986)	(8,284)	(5,835)	(35,000)

Net Income	19,248	3,212	8,911	6,275	37,646

BALANCE—December 31, 2013 (unaudited)	$15,461	$2,579	$7,157	$5,039	$30,236

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2013 (unaudited), 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)
Net Income	$37,646	$33,416	$28,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,500	2,446	2,619
Provision for losses on accounts receivable	531	270	722
Changes in certain assets and liabilities:
Accounts receivable	2,043	(6,015)	(1,644)
Unbilled revenue	(29)	201	(53)
Prepaid expenses and other current assets	-	22	-
Other assets	(163)	-	-
Accounts payable and accrued liabilities	(177)	85	564
Advance billings and customer deposits	209	266	263
Long term liabilites	216	56	81
Net cash provided by operating activities	42,776	30,747	31,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(3,037)	(2,990)	(2,151)
Change in due from affiliate, net	(4,739)	(1,257)	4,824
Net cash used in investing activities	(7,776)	(4,247)	2,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(35,000)	(26,500)	(34,000)

Net cash used in financing activities	(35,000)	(26,500)	(34,000)
CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-

CASH—End of year	$-	$-	$-

CASH PAID FOR INTEREST	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$102	$400	$7

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2013 (unaudited), 2012 and 2011

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

The partners and their respective ownership percentages as of December 31, 2013 (unaudited), 2012 and 2011 are as follows:

General Partner:
Cellco Partnership* (“General Partner”)	51.13%

Limited Partners:
Cellco Partnership*	8.53%
Consolidated Communications Enterprise Services, Inc. **	23.67%
Venus Cellular Telephone Company, Inc.	16.67%

*Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

**Consolidated Communications Enterprise Services, Inc. (CCES) is a wholly-owned subsidiary of Consolidated Communications Holdings, Inc.

In accordance with the partnership agreement, Cellco is responsible for managing the operations of the partnership (See Note 5).

2.                     SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for: revenue and expense, allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies.

Revenue Recognition – The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns revenue by providing access to its network (access revenue) and usage of its network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices and related equipment costs are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the Partnership records revenue gross at the time of sale.  For equipment sales, the Partnership currently subsidizes the cost of wireless devices. The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer.  In multiple deliverable arrangements which involve the sale of equipment and a service contract, the equipment revenue is recognized up to the amount collected when the wireless device is sold.

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

Operating Costs and Expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement and are a reasonable method of allocating such costs. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Retail Stores– The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Comprehensive Income– Comprehensive income is the same as net income as presented in the accompanying statements of operations.

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

Property, Plant and Equipment – Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on mobile telephone switching offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment that extend the useful lives are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value and included in due from affiliate until settled.

Network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of the property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

FCC Licenses – The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred.  All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current terms of the Partnership’s FCC license expires in October 2020. Cellco and the Partnership believe they will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

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

Cellco and the Partnership test their wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. In 2013, Cellco and the Partnership performed a qualitative assessment to determine whether it is more likely than not that the fair value of its wireless licenses was less than the carrying amount.  As part of the assessment Cellco and the Partnership considered several qualitative factors including the business enterprise value and other industry and market considerations.  Based on our assessment in 2013 (unaudited), Cellco and the Partnership qualitatively concluded that it was more likely than not that the fair value of their wireless licenses significantly exceeded their carrying value and therefore did not result in any impairment.  In 2012 and 2011 Cellco and the Partnership evaluated their licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $318 (unaudited) related to the spectrum leases). Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2013 (unaudited) and December 15, 2012. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Starting in 2011, interest income is based on the Applicable Federal Rate which was approximately .2% (unaudited), .2% and .4% for the years ended December 31, 2013 (unaudited), 2012 and 2011, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 7.4% (unaudited), 7.3%, 6.8% for the years ended December 31, 2013 (unaudited), 2012, and 2011 respectively.  Included in net interest income is interest income of $18 (unaudited), $15 and $31 for the years ended December 31, 2013 (unaudited), 2012 and 2011, respectively, related to due from affiliate.

Distributions - The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Standards - During the first quarter of 2013, we adopted the accounting standard update regarding testing of intangible assets for impairment. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The adoption of this standard did not have a significant impact on the financial statements.

Subsequent Events – Events subsequent to December 31, 2012 have been evaluated through March 5, 2014, the date the financial statements were issued.

3.                     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2013 (unaudited) and 2012:

	2013	2012
	(unaudited)

Buildings and improvements (15-40 years)	8,501	7,807
Wireless plant and equipment (3-15 years)	22,682	21,421
Furniture, fixtures and equipment (3-10 years)	563	509
Leasehold improvements (5 years)	1,210	1,138

	32,956	30,875

Less: accumulated depreciation	20,305	18,463

Property, plant and equipment, net	$12,651	$12,412

Depreciation expense	$2,473	$2,419

Capitalized network engineering costs of $201 (unaudited) and $224 were recorded during the years ended December 31, 2013 (unaudited) and 2012, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $1,478 (unaudited) and $556 as of December 31, 2013 (unaudited) and 2012, respectively.

4.                     CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2013 (unaudited) and 2012:

	2013	2012
	(unaudited)

Accounts payable	$3,117	$3,578
Accrued liabilities	212	226
Accounts payable and accrued libilities	$3,329	$3,804

Advance billings and customer deposits consist of the following as of December 31, 2013 (unaudited) and 2012:

	2013	2012
	(unaudited)

Advance billings	$3,764	$3,565
Customer deposits	93	83
Advance billings and customer deposits	$3,857	$3,648

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

Cost of Service - Cost of service includes roaming costs relating to customers roaming in other affiliated markets, cell sharing costs that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 6 for further information regarding this arrangement.

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

6.                     COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2013 (unaudited), 2012 and 2011, the Partnership incurred a total of $1,706 (unaudited), $1,604 and $1,562 respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount (unaudited)

2014	$1,288
2015	1,242
2016	1,199
2017	1,074
2018	963
2019 and thereafter	4,931

Total minimum payments	$10,697

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

Based on the terms of the spectrum license lease as of December 31, 2013 (unaudited), future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount (unaudited)

2014	$285
2015	285
2016	285
2017	285
2018	285
2019 and thereafter	2,971

Total minimum payments	$4,396

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2013  cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

8.                     RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:

2013 (unaudited)	$143	$531	$(449)	$225
2012	366	270	(493)	143
2011	245	722	(601)	366