Form 10-Q
period 2014-03-31
Consolidated Communications Holdings, Inc.
filed 2014-05-02
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes                  No   X

On April 23, 2014, the registrant had 40,287,654 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended March 31,
	2014	2013

Net revenues	$149,648	$151,528

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	55,300	55,052
Selling, general and administrative expenses	32,864	33,305
Depreciation and amortization	35,542	34,841
Income from operations	25,942	28,330

Other income (expense):
Interest expense, net of interest income	(19,831)	(24,600)
Investment income	8,336	8,784
Other, net	(903)	(107)
Income from continuing operations before income taxes	13,544	12,407

Income tax expense	5,122	5,549

Income from continuing operations	8,422	6,858

Income from discontinued operations, net of tax	-	24

Net income	8,422	6,882
Less: net income attributable to noncontrolling interest	98	99
Net income attributable to common shareholders	$8,324	$6,783

Net income per common share - basic and diluted
Income from continuing operations	$0.20	$0.17
Income from discontinued operations	-	-
Net income per basic and diluted common share attributable to common shareholders	$0.20	$0.17

Dividends declared per common share	$0.39	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended March 31,

	2014	2013
Net income	$8,422	$6,882
Pension and post-retirement obligations:
Amortization of actuarial (gains) losses and prior service credit to earnings, net of tax	(136)	474
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	-	(32)
Reclassification of realized loss to earnings, net of tax	408	2,290
Comprehensive income	8,694	9,614
Less: comprehensive income attributable to noncontrolling interest	98	99
Total comprehensive income attributable to common shareholders	$8,596	$9,515

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,829	$5,551
Accounts receivable, net	52,368	52,033
Income tax receivable	4,689	9,796
Deferred income taxes	7,960	7,960
Prepaid expenses and other current assets	14,151	12,380
Total current assets	85,997	87,720

Property, plant and equipment, net	875,467	885,362
Investments	112,585	113,099
Goodwill	603,446	603,446
Other intangible assets	37,628	40,084
Deferred debt issuance costs, net and other assets	17,891	17,667
Total assets	$1,733,014	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,775	$4,885
Advance billings and customer deposits	26,527	25,934
Dividends payable	15,607	15,520
Accrued compensation	17,333	22,252
Accrued interest	12,124	3,524
Accrued expense	31,008	35,173
Current portion of long-term debt and capital lease obligations	9,773	9,751
Current portion of derivative liability	694	660
Total current liabilities	120,841	117,699

Long-term debt and capital lease obligations	1,204,873	1,212,134
Deferred income taxes	180,023	179,859
Pension and other postretirement obligations	71,066	75,754
Other long-term liabilities	10,000	9,593
Total liabilities	1,586,803	1,595,039

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,287,654 and 40,065,246 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	403	401
Additional paid-in capital	141,933	148,433
Retained earnings	-	-
Accumulated other comprehensive loss, net	(728)	(1,000)
Noncontrolling interest	4,603	4,505
Total shareholders’ equity	146,211	152,339
Total liabilities and shareholders’ equity	$1,733,014	$1,747,378

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash provided by continuing operations	$48,394	$37,723
Net cash used in discontinued operations	-	(1,531)
Net cash provided by operating activities	48,394	36,192

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(25,405)	(27,506)
Proceeds from sale of assets	1,241	21
Other	-	(84)
Net cash used in continuing operations	(24,164)	(27,569)
Net cash used in discontinued operations	-	(11)
Net cash used in investing activities	(24,164)	(27,580)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	10,000	13,000
Payment of capital lease obligation	(157)	(85)
Payment on long-term debt	(17,275)	(15,310)
Dividends on common stock	(15,520)	(15,447)
Net cash used in financing activities	(22,952)	(17,842)

Increase (decrease) in cash and cash equivalents	1,278	(9,230)

Cash and cash equivalents at beginning of period	5,551	17,854

Cash and cash equivalents at end of period	$6,829	$8,624

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

We offer a wide range of telecommunications services to residential and business customers in the areas we serve. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, Competitive Local Exchange Carrier (“CLEC”) services and equipment sales.  As of March 31, 2014, we had approximately 254 thousand access lines, 122 thousand voice connections, 258 thousand data and Internet connections and 111 thousand video connections.

We historically operated our business as two separate reportable segments: Telephone Operations and Other Operations.  Based on changes in our business structure, during the quarter ended June 30, 2013 we concluded that we operate our business as one reportable segment. See the “Recent Business Developments” section below for a more detailed discussion regarding the circumstances that resulted in the change to our segment reporting.

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of income, comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2013 Annual Report on Form 10-K filed with the SEC.

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

Reclassifications

Certain amounts in our 2013 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2014 condensed consolidated financial statements, which consists of the effects of reclassifications from the presentation of Prison Services as a discontinued operation.

Recent Accounting Pronouncements

In April 2014, FASB issued the Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Amendments in this ASU require expanded disclosures concerning a discontinued operation and the disposal of an individually-material component of an entity not qualifying as a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014 and should be applied prospectively, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Effective January 1, 2014, we adopted Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is present. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

2.  DISCONTINUED OPERATIONS

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

The following table summarizes the financial information for the Prison Services operations for the quarter ended March 31, 2013:

Quarter Ended March 31,
(In thousands)	2013
Operating revenues	$4,767
Operating expenses including depreciation and amortization	4,699
Income from operations	68
Income tax expense	44
Income from discontinued operations	$24

3. EARNINGS PER SHARE

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2014	2013
Income from continuing operations	$8,422	$6,858
Less: net income attributable to noncontrolling interest	98	99
Income attributable to common shareholders before allocation of earnings to participating securities	8,324	6,759
Less: earnings allocated to participating securities	153	132
Income from continuing operations attributable to common shareholders	8,171	6,627
Net income from discontinued operations	-	24
Net income attributable to common shareholders	$8,171	$6,651

Weighted-average number of common shares outstanding	39,877	39,755

Basic and diluted earnings per common share:
Income from continuing operations	$0.20	$0.17
Income from discontinued operations, net of tax	0.00	0.00
Net income per common share attributable to common shareholders	$0.20	$0.17

Diluted earnings per common share attributable to common shareholders for the quarters ended March 31, 2014 and 2013, excludes 0.2 million shares of potential common shares that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect.

4. INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Cash surrender value of life insurance policies	$2,362	$2,183
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	5,147	5,112
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	27,141	27,467
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,533	7,696
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,866	24,105
CVIN, LLC (13.455% interest)	1,936	1,936
Totals	$112,585	$113,099

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters ended March 31, 2014 or 2013 as no factors indicating impairment existed.  For the three-month periods ended March 31, 2014 and 2013, we received cash distributions from these partnerships totaling $3.5 million and $4.0 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6 (I) and RSA 6 (II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended March 31, 2014 and 2013, we received cash distributions from these partnerships totaling $5.6 million and $4.1 million, respectively.

We have a 13.455% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  Because we have significant influence over the operating and financial policies of this entity, we account for this investment using the equity method.  During the quarter ended March 31, 2013, we made an additional capital investment of $0.1 million in this partnership.  We did not receive any distributions from this partnership during the quarters ended March 31, 2014 and 2013.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended
	March 31,
(In thousands)	2014	2013
Total revenues	$80,816	$76,719
Income from operations	25,562	23,973
Net income before taxes	25,585	23,985
Net income	25,585	23,985

	March 31,	December 31,
(In thousands)	2014	2013
Current assets	$52,843	$54,837
Non-current assets	88,635	87,968
Current liabilities	14,584	15,221
Non-current liabilities	2,166	1,786
Partnership equity	124,731	125,799

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at March 31, 2014 and December 31, 2013 were as follows:

		As of March 31, 2014

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(694)	$–	$(694)	$–
Long-term interest rate swap liabilities	(1,727)	–	(1,727)	–
Total	$(2,421)	$–	$(2,421)	$–

		As of December 31, 2013

		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(660)	$–	$(660)	$–
Long-term interest rate swap liabilities	(1,959)	–	(1,959)	–
Total	$(2,619)	$–	$(2,619)	$–

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$60,476	n/a	$61,204	n/a
Investments, at cost	$49,747	n/a	$49,712	n/a
Long-term debt	$1,209,681	$1,265,299	$1,216,764	$1,261,508

Cost & Equity Method Investments

Our investments at March 31, 2014 and December 31, 2013 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.              LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Senior secured credit facility:
Term Loan 4, net of discount of $4,391 and $4,537 at March 31, 2014 and December 31, 2013, respectively	$903,334	$905,463
Revolving loan	8,000	13,000
Senior notes, net of discount of $1,653 and $1,699 at March 31, 2014 and December 31, 2013, respectively	298,347	298,301
Capital leases	4,965	5,121
	1,214,646	1,221,885
Less: current portion of long-term debt and capital leases	(9,773)	(9,751)
Total long-term debt	$1,204,873	$1,212,134

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The proceeds from the Credit Agreement were used to repay the outstanding term loans from the previous agreement in its entirety.  The Credit Agreement also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 (“Senior Notes”) are not repaid or redeemed in full by December 31, 2019.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at March 31, 2014, the borrowing margin for the next three month period ending June 30, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2014 and December 31, 2013, borrowings of $8.0 million and $13.0 million were outstanding under the revolving credit facility, respectively.  A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31, 2014.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% and 4.23% at March 31, 2014 and December 31, 2013, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2014, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of March 31, 2014, and including the $15.6 million dividend declared in February 2014 and paid on May 1, 2014, we had $215.6 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2014, our total net leverage ratio under the Credit Agreement was 4.27:1.00, and our interest coverage ratio was 3.52:1.00.

Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest Communications (“SureWest”).  The Senior Notes will mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the United States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount is being amortized over the term of the Senior Notes.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., (“CCI”) which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes.  On August 3, 2012, SureWest and its subsidiaries guaranteed the Senior Notes.

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

Senior Notes Covenant Compliance

The indenture governing the Senior Notes contains customary covenants for high yield notes, which limits CCI’s and its restricted subsidiaries’ ability to: incur debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of the SureWest acquisition but not yet reflected in historical results.  At March 31, 2014, this ratio was 4.23:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior

Notes indenture.  Since dividends of $124.1 million have been paid since May 30, 2012, at March 31, 2014 there was $178.6 million of the $302.7 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the Senior Notes in order to amend the indenture governing the Senior Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the Senior Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the Senior Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, we paid consent fees of approximately $2.5 million, during the second quarter ended June 30, 2014, to the holders of the Senior Notes who validly consented to the proposed amendment.  The consent fees will be capitalized as deferred debt issuance costs and amortized over the term of the Senior Notes.

Capital Leases

As of March 31, 2014, we had seven capital leases which expire between 2015 and 2021.  As of March 31, 2014, the present value of the minimum remaining lease commitments was approximately $5.0 million, of which $0.7 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $7.5 million as of March 31, 2014, of which $5.6 million will be paid to LATEL LLC, a related party entity.

7.              DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates. Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  Derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet.  We may designate certain of our interest rate swaps as cash flow hedges of our expected future interest payments.  For derivative instruments designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, including those that have been de-designated, changes in fair value are recognized on a current basis in earnings.  The ineffective portion of the change in fair value of any hedging derivative is recognized immediately in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our condensed consolidated statement of cash flows.

The following interest rate swaps were outstanding at March 31, 2014:

(In thousands)	Notional Amount	2014 Balance Sheet Location	Fair Value

De-designated Hedges:
Fixed to 1-month floating LIBOR	$150,000	Other long-term liabilities	$(1,581)
Fixed to 1-month floating LIBOR	125,000	Current portion of derivative liability	(694)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(146)
Total Fair Values			$(2,421)

The following interest rate swaps were outstanding at December 31, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value

De-designated Hedges:
Fixed to 1-month floating LIBOR	$175,000	Other long-term liabilities	$(1,897)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(660)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(62)
Total Fair Values			$(2,619)

As of March 31, 2014, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

In December 2013, $325.0 million notional interest rate swaps previously designated as cash flow hedges were de-designated as a result of the amendment to our Credit Agreement on December 23, 2013 as discussed in Note 6.  The interest rate swap agreements mature on various dates through September 2016.  In December 2012, interest rate swaps with an aggregate notional value of $660.0 million were de-designated as cash flow hedges in connection with the amendment to our previous credit agreement on December 4, 2012.  Of these agreements, $200.0 million notional interest rate swap agreements expired on December 31, 2012 and the remainder expired on March 31, 2013.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the quarters ended March 31, 2014 and 2013, a gain of $0.2 million and $2.1 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At March 31, 2014 and December 31, 2013, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $2.0 million and $2.6 million, respectively.  The estimated amount of losses included in AOCI as of March 31, 2014 that will be recognized in earnings in the next twelve months is approximately $1.6 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2014	2013
Loss recognized in AOCI, pretax	$-	$(52)
Deferred losses reclassed from AOCI to interest expense	$(659)	$(3,641)

8.              EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2014 and 2013:

	Quarter Ended
	March 31,
(In thousands)	2014	2013
Restricted stock	$517	$456
Performance shares	267	200
Total	$784	$656

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of March 31, 2014, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $7.0 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the quarter ended March 31, 2014:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2014	123,501	$17.32	64,266	$17.96
Shares granted	131,281	$19.74	91,127	$17.13
Non-vested shares outstanding - March 31, 2014	254,782		155,393

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the quarter ended March 31, 2014:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2013	$643	$(1,643)	$(1,000)
Amounts reclassified from accumulated other comprehensive income	(136)	408	272
Net current period other comprehensive income	(136)	408	272
Balance at March 31, 2014	$507	$(1,235)	$(728)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2014 and 2013:

	Amount Reclassified from AOCI
	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2014	2013	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$80	$116	(a)
Actuarial gain (loss)	142	(891)	(a)
	222	(775)	Total before tax
	(86)	301	Tax (expense) benefit
	$136	$(474)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(659)	$(3,641)	Interest expense
	251	1,351	Tax benefit
	$(408)	$(2,290)	Net of tax

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

In connection with our acquisition of SureWest, we assumed sponsorship in 2012 of a frozen non-contributory defined benefit pension plan (the “SureWest Plan”).  The SureWest Plan covers certain eligible employees and benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service.  This plan has previously been frozen so that no person is eligible to become a new participant and all future benefit accruals for existing participants have ceased.   As of January 1, 2014, the SureWest Plan was merged into and consolidated with the Retirement Plan.

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters ended March 31, 2014 and 2013:

	Quarter Ended

	March 31,

(In thousands)	2014	2013
Service cost	$140	$304
Interest cost	4,073	3,862
Expected return on plan assets	(5,777)	(5,151)
Net amortization loss	5	891
Prior service credit amortization	(115)	(71)
Net periodic pension benefit	$(1,674)	$(165)

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant or to the beneficiary upon the death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended March 31, 2014 and 2013.  The net present value of the remaining obligations was approximately $1.7 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively, and is included in pension and post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 34 life insurance policies on certain of the participating former directors and employees.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.4 million at March 31, 2014 and $2.2 million at December 31, 2013.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.  We did not recognize any life insurance proceeds during the quarters ended March 31, 2014 and 2013.

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

In connection with the acquisition of SureWest in 2012, we acquired its post-retirement benefit plan which provides life insurance benefits and a stated reimbursement for Medicare supplemental insurance to certain eligible retired participants.  This plan has previously been frozen so that no person is eligible to become a new participant.  Employer contributions for retiree medical benefits are separately designated within the SureWest Plan pension trust for the sole purpose of providing payments of retiree medical benefits.  The nature of the assets used to provide payment of retiree medical benefits is the same as that of the SureWest Plan.

	Quarter Ended

	March 31,
(In thousands)	2014	2013
Service cost	$90	$232
Interest cost	355	391
Expected return on plan assets	(55)	(58)
Net amortization (gain) loss	(147)	-
Net prior service cost (credit) amortization	35	(45)
Net periodic postretirement benefit cost	$278	$520

Contributions

We expect to contribute approximately $15.5 million to our pension plans and $2.5 million to our other post-retirement plans in 2014.  As of March 31, 2014, we have contributed $2.7 million and $0.7 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.  INCOME TAXES

We did not have any unrecognized tax benefits as of March 31, 2014 and December 31, 2013.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At March 31, 2014, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2010 through 2012.  The periods subject to examination for our state returns are years 2005 through 2012.  We are currently under examination by federal and state taxing authorities.  We have received proposed assessments in connection with our federal examination for tax years ended December 31, 2010 and 2011.  We are in the process of responding to the IRS and providing support for our tax position.  We believe that our tax position will more likely than not be upheld based on the technical merits of our position.  Accordingly, we have not made any adjustments to our unrecognized tax benefits for the proposed assessments.  We do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows.

Our effective tax rate was 37.8% and 44.7% for the quarters ended March 31, 2014 and 2013, respectively. For the quarter ended March 31, 2013, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible compensation in relation to the acquisition of SureWest.  Exclusive of this adjustment, our effective tax rate for the three months ended March 31, 2013 would have been approximately 37.0%.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and we do not expect they will have a material adverse impact on our consolidated results of operations, cash flows or financial position.

11. COMMITMENTS AND CONTINGENCIES

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we will pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits will be available for services performed in connection with the pole attachment applications within five years of the execution of the agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the agreement we recorded an additional $0.9 million, which included estimated legal fees.  The agreement is contingent on appropriate documentation and there is no assurance that the agreement will be finalized.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008, 2009, and 2010.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.  For the CCES subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $1.9 million.  As of March 2013, all three of these cases have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $2.0 million.  As of December 2013, the cases for calendar years 2009 and 2010 have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The calendar year 2008 audit result was appealed to the Board of Finance and Revenue on March 19, 2014.  We anticipate that the 2008 case will be continued pending the outcome of the Verizon litigation as well.  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results.

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the Federal Communications Commission’s (“FCC”) Order issued November 18, 2011 that reformed intercarrier compensation (“ICC”) and core parts of the Universal Service Fund (“USF”).  We are appealing five core issues in the November 18, 2011 FCC Order. This matter was heard by the U.S. Court of Appeals for the Tenth Circuit on November 19, 2013; however a decision is not expected before the third quarter of 2014.

In order for eligible telecommunications carriers (“ETCs”) to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that federal universal service high-cost support is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management believes, based on the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company should prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013, we reversed the $3.0 million of previously recognized revenues of which $1.1 million was recognized in the three months ended March 31, 2013, until such time that the Commission has the opportunity to reach a decision on our application for review.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Fiber Ventures, LLC, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are our 100% direct or indirect wholly owned subsidiaries, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, and condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2014 and 2013 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheet

(amounts in thousands)

	March 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,851	$2,250	$2,728	$-	$6,829
Accounts receivable, net	-	122	44,039	8,207	-	52,368
Income taxes receivable	19,308	-	-	-	(14,619)	4,689
Deferred income taxes	(61)	(7)	7,533	495		7,960
Prepaid expenses and other current assets	-	-	13,621	530	-	14,151
Total current assets	19,247	1,966	67,443	11,960	(14,619)	85,997

Property, plant and equipment, net	-	-	825,064	50,403	-	875,467

Intangibles and other assets:
Investments	-	3,765	108,820	-	-	112,585
Investments in subsidiaries	1,126,932	353,737	12,393	-	(1,493,062)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	28,541	9,087	-	37,628
Deferred debt issuance costs, net and other assets	-	13,181	4,710	-	-	17,891
Total assets	$1,146,179	$372,649	$1,584,236	$137,631	$(1,507,681)	$1,733,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$7,775	$-	$-	$7,775
Advance billings and customer deposits	-	-	24,168	2,359	-	26,527
Dividends payable	15,607	-	-	-	-	15,607
Accrued compensation	-	-	15,606	1,727	-	17,333
Accrued interest	-	12,114	6	4	-	12,124
Accrued expense	43	-	29,292	1,673	-	31,008
Income tax payable	-	4,265	7,681	2,673	(14,619)	-
Current portion of long term debt and capital
lease obligations	-	9,100	605	68	-	9,773
Current portion of derivative liability	-	694	-	-	-	694
Total current liabilities	15,650	26,173	85,133	8,504	(14,619)	120,841

Long-term debt and capital lease obligations	-	1,200,580	3,499	794	-	1,204,873
Advances due to/from affiliates, net	1,010,493	(1,981,985)	1,013,048	(41,556)	-	-
Deferred income taxes	(21,598)	(778)	184,143	18,256		180,023
Pension and postretirement benefit obligations	-	-	58,604	12,462	-	71,066
Other long-term liabilities	26	1,727	7,970	277	-	10,000
Total liabilities	1,004,571	(754,283)	1,352,397	(1,263)	(14,619)	1,586,803

Shareholders’ equity:
Common Stock	403	-	17,411	30,000	(47,411)	403
Other shareholders’ equity	141,205	1,126,932	209,825	108,894	(1,445,651)	141,205
Total Consolidated Communications Holdings, Inc. shareholders’ equity	141,608	1,126,932	227,236	138,894	(1,493,062)	141,608
Noncontrolling interest	-	-	4,603	-	-	4,603
Total shareholders’ equity	141,608	1,126,932	231,839	138,894	(1,493,062)	146,211
Total liabilities and shareholders’ equity	$1,146,179	$372,649	$1,584,236	$137,631	$(1,507,681)	$1,733,014

Condensed Consolidating Balance Sheet

(amounts in thousands)

	December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$86	$2,366	$3,099	$-	$5,551
Accounts receivable, net	-	502	44,521	7,010	-	52,033
Income taxes receivable	9,346	-	370	80	-	9,796
Deferred income taxes	(61)	(7)	7,533	495	-	7,960
Prepaid expenses and other current assets	-	-	11,862	518	-	12,380
Total current assets	9,285	581	66,652	11,202	-	87,720

Property, plant and equipment, net	-	-	834,199	51,163	-	885,362

Intangibles and other assets:
Investments	-	3,729	109,370	-	-	113,099
Investments in subsidiaries	1,101,039	335,659	12,130	-	(1,448,828)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	30,997	9,087	-	40,084
Deferred debt issuance costs, net and other assets	-	13,620	4,047	-	-	17,667
Total assets	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$4,885	$-	$-	$4,885
Advance billings and customer deposits	-	-	23,699	2,235	-	25,934
Dividends payable	15,520	-	-	-	-	15,520
Accrued compensation	-	-	20,447	1,805	-	22,252
Accrued interest	-	3,514	6	4	-	3,524
Accrued expense	224	875	32,703	1,371	-	35,173
Current portion of long term debt and capital
lease obligations	-	9,100	586	65	-	9,751
Current portion of derivative liability	-	660	-	-	-	660
Total current liabilities	15,744	14,149	82,326	5,480	-	117,699

Long-term debt and capital lease obligations	-	1,207,663	3,659	812	-	1,212,134
Advances due to/from affiliates, net	968,319	(1,970,192)	1,037,969	(36,096)	-	-
Deferred income taxes	(21,598)	(1,029)	184,209	18,277	-	179,859
Pension and postretirement benefit obligations	-	-	61,053	14,701	-	75,754
Other long-term liabilities	25	1,960	7,328	280	-	9,593
Total liabilities	962,490	(747,449)	1,376,544	3,454	-	1,595,039
Shareholders’ equity:
Common Stock	401	-	17,411	30,000	(47,411)	401
Other shareholders’ equity	147,433	1,101,038	196,200	104,179	(1,401,417)	147,433
Total Consolidated Communications Holdings, Inc. shareholders’ equity	147,834	1,101,038	213,611	134,179	(1,448,828)	147,834
Noncontrolling interest	-	-	4,505	-	-	4,505
Total shareholders’ equity	147,834	1,101,038	218,116	134,179	(1,448,828)	152,339
Total liabilities and shareholders’ equity	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Quarter Ended March 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$69	$136,255	$16,758	$(3,434)	$149,648
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,252	3,304	(3,256)	55,300
Selling, general and administrative expenses	877	39	27,631	4,495	(178)	32,864
Depreciation and amortization	-	-	33,647	1,895	-	35,542
Operating income (loss)	(877)	30	19,725	7,064	-	25,942
Other income (expense):
Interest expense, net of interest income	(2)	(19,820)	(2)	(7)	-	(19,831)
Intercompany interest income (expense)	(26,380)	31,425	(5,496)	451	-	-
Investment income	-	36	8,300	-	-	8,336
Equity in earnings of subsidiaries, net	25,621	18,215	263	-	(44,099)	-
Other, net	-	-	(899)	(4)	-	(903)
Income (loss) from continuing operations before income taxes	(1,638)	29,886	21,891	7,504	(44,099)	13,544
Income tax expense (benefit)	(9,962)	4,265	8,066	2,753	-	5,122
Income (loss) from continuing operations	8,324	25,621	13,825	4,751	(44,099)	8,422
Discontinued operations, net of tax	-	-		-	-	-
Net income (loss)	8,324	25,621	13,825	4,751	(44,099)	8,422
Less: net income attributable to noncontrolling interest	-	-	98	-	-	98
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$8,324	$25,621	$13,727	$4,751	$(44,099)	$8,324

Total comprehensive income (loss) attributable to common shareholders	$8,324	$26,029	$13,653	$4,689	$(44,099)	$8,596

	Quarter Ended March 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(7)	$138,055	$17,028	$(3,548)	$151,528
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	54,861	3,444	(3,253)	55,052
Selling, general and administrative expenses	1,127	31	27,713	4,729	(295)	33,305
Depreciation and amortization	-	-	32,582	2,259	-	34,841
Operating income (loss)	(1,127)	(38)	22,899	6,596	-	28,330
Other income (expense):
Interest expense, net of interest income	6	(24,497)	(110)	1	-	(24,600)
Intercompany interest income (expense)	(20,433)	27,608	(7,329)	154	-	-
Investment income	-	(37)	8,821	-	-	8,784
Equity in earnings of subsidiaries, net	20,300	18,393	276	-	(38,969)	-
Other, net	-	-	(98)	(9)	-	(107)
Income (loss) from continuing operations before income taxes	(1,254)	21,429	24,459	6,742	(38,969)	12,407
Income tax expense (benefit)	(8,037)	1,129	9,943	2,514	-	5,549
Income (loss) from continuing operations	6,783	20,300	14,516	4,228	(38,969)	6,858
Discontinued operations, net of tax	-	-	24	-	-	24
Net income (loss)	6,783	20,300	14,540	4,228	(38,969)	6,882
Less: net income attributable to noncontrolling interest	-	-	99	-	-	99
Net income (loss) attributable to Consolidated
Communications Holdings, Inc.	$6,783	$20,300	$14,441	$4,228	$(38,969)	$6,783

Total comprehensive income (loss) attributable to common shareholders	$6,783	$22,558	$14,759	$4,384	$(38,969)	$9,515

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Three Months Ended March 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(26,654)	$20,833	$48,063	$6,152	$48,394
Net cash used in discontinued operations	-	-	-	-	-
Net cash (used in) provided by operating activities	(26,654)	20,833	48,063	6,152	48,394

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(24,316)	(1,089)	(25,405)
Proceeds from sale of assets	-	-	1,200	41	1,241
Other	-	-	-	-	-
Net cash used in continuing operations	-	-	(23,116)	(1,048)	(24,164)
Net cash provided by discontinued operations		-	-	-	-
Net cash used in investing activities	-	-	(23,116)	(1,048)	(24,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	10,000	-	-	10,000
Payment of capital lease obligation	-	-	(142)	(15)	(157)
Payment on long-term debt	-	(17,275)	-	-	(17,275)
Dividends on common stock	(15,520)	-	-	-	(15,520)
Transactions with affiliates, net	42,174	(11,793)	(24,921)	(5,460)	-
Net cash provided by (used in) financing activities	26,654	(19,068)	(25,063)	(5,475)	(22,952)
Increase (decrease) in cash and cash equivalents	-	1,765	(116)	(371)	1,278
Cash and cash equivalents at beginning of period	-	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$-	$1,851	$2,250	$2,728	$6,829

	Three Months Ended March 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(20,835)	$14,062	$37,499	$6,997	$37,723
Net cash provided by discontinued operations	-	-	(1,531)	-	(1,531)
Net cash (used in) provided by operating activities	(20,835)	14,062	35,968	6,997	36,192

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(25,371)	(2,135)	(27,506)
Proceeds from sale of assets	-	-	4	17	21
Other	-	-	(84)	-	(84)
Net cash used in continuing operations	-	-	(25,451)	(2,118)	(27,569)
Net cash used in discontinued operations	-	-	(11)	-	(11)
Net cash used in investing activities	-	-	(25,462)	(2,118)	(27,580)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	13,000	-	-	13,000
Payment of capital lease obligation	-	-	(73)	(12)	(85)
Payment on long-term debt	-	(15,310)	-	-	(15,310)
Dividends on common stock	(15,447)	-	-	-	(15,447)
Transactions with affiliates, net	36,282	(14,935)	(15,748)	(5,599)	-
Net cash provided by (used in) financing activities	20,835	(17,245)	(15,821)	(5,611)	(17,842)
(Decrease) increase in cash and cash equivalents	-	(3,183)	(5,315)	(732)	(9,230)
Cash and cash equivalents at beginning of period	-	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$-	$3,394	$3,215	$2,015	$8,624

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including that which relates to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we”, or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our 2013 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2014 included in Item 1 of this Quarterly Report on Form 10-Q.

Throughout this MD&A, we refer to measures that are not a measure of financial performance in accordance with United States generally accepted accounting principles (“US GAAP” or “GAAP”).  We believe the use of these non-GAAP measures on a consolidated and segment basis provides the reader with additional information that is useful in understanding our operating results and trends. These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. See the “Non-GAAP Measures” section below for a more detailed discussion on the use and calculation of these measures.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers.  Revenues decreased $1.9 million during the quarter ended March 31, 2014 compared to the same period in 2013, primarily driven by a $2.9 million decrease in network access revenues and $0.4 million in local calling services, partially offset by an increase of $1.9 million in broadband revenues. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of March 31, 2014, our video service was available to approximately 533 thousand homes in the markets we serve, with an approximate 21% penetration rate. As of March 31, 2014, we had approximately 111 thousand video subscribers, a 3% increase from the same period in 2013. During 2013, we launched TV Everywhere which allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.  Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds of up to 50 Mbps, depending on the geographic market availability. As of March 31, 2014, approximately 31% of the homes in the areas we serve subscribe to our data service. Our voice services provide local and long-distance calling and other features, such as hosted voice services using cloud network servers, a business directory listing and the added capacity for multiple phone lines to be made available to our business voice customers. For our small to medium sized business customers, we also offer Metro Ethernet network services and wireless backhaul services.

The decrease in local calling services revenue during the quarter ended March 31, 2014 was due in part to an anticipated industry-wide trend of a decline in access lines and related use of services.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Progressively, consumers are utilizing over-the-top services to download and watch television shows of interest to them on their computers. Competition from wireless providers, CLECs and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2014 and 2013.

Financial Data

	Quarter Ended March 31,
			$	%
(In millions, except for percentages)	2014	2013	Change	Change
Operating Revenues
Local calling services	$26.2	$26.6	$(0.4)	(2	) %
Network access services	26.8	29.7	(2.9)	(10)
Video, Data and Internet services	68.2	66.3	1.9	3
Subsidies	13.1	13.4	(0.3)	(2)
Long-distance services	4.8	4.9	(0.1)	(2)
Other services	10.5	10.6	(0.1)	(1)
Total operating revenue	149.6	151.5	(1.9)	(1)
Expenses
Cost of services and products	55.3	55.0	0.3	1
Selling, general and administrative costs	32.9	33.4	(0.5)	(1)
Depreciation and amortization	35.5	34.8	0.7	2
Total operating expenses	123.7	123.2	0.5	0
Income from operations	25.9	28.3	(2.4)	(8)
Interest expense, net	(19.8)	(24.6)	4.8	20
Other income	7.4	8.7	(1.3)	(15)
Income tax expense	5.1	5.5	(0.4)	(7)
Income from continuing operations	8.4	6.9	1.5	22
Income from discontinued operations, net of tax	-	-	-	0
Net income attributable to noncontrolling interest	0.1	0.1	-	0
Net income attributable to common shareholders	$8.3	$6.8	$1.5	22

Adjusted EBITDA (1)	$71.1	$73.5	$(2.4)	(3	) %

(1)A non-GAAP measure.  See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2014	2013	Change	% Change
ILEC access lines
Residential	145,814	152,644	(6,830)	(4	) %
Business	108,247	113,211	(4,964)	(4)
Total	254,061	265,855	(11,794)	(4)

Voice connections (1)
Residential	72,080	77,515	(5,435)	(7)
Business	50,092	50,351	(259)	(1)
Total	122,172	127,866	(5,694)	(4)

Data and internet connections (2)	258,244	250,334	7,910	3
Video connections (2)	110,805	107,492	3,313	3
Total connections	745,282	751,547	(6,265)	(1)

(1)Voice connections include voice lines outside the Incumbent Local Exchange Carrier (“ILEC”) service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

Operating Revenues

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue decreased $0.4 million during the quarter ended March 31, 2014, compared to the same period in 2013 primarily due to a 4% decline in local access lines.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to competition from alternative technologies and through our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and wireless backhaul services.  Network access services revenue decreased $2.9 million during the quarter ended March 31, 2014, compared to the same period in 2013.  Network access revenues decreased due to a reduction in residential federal subscriber line charges in Texas effective in July 2013, which was mitigated in part by an increase in end user rates within local calling services above.  As described in the “Regulatory Matters” section below, network access revenues were also impacted by a decline in intrastate rates resulting from the intercarrier compensation (“ICC”) reform implemented by the Federal Communications Commission (“FCC”).  Certain of our network access revenues are based on rates set or approved by federal and state regulatory commissions which may be subject to change at any time.  Switched and special access revenue also decreased as a result of the decline in local access lines and minutes of use.  However, these declines were partially offset by the continued growth in wireless backhaul services as the demand for wireless data continued to escalate.

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

Video, data and Internet revenue increased $1.9 million during the quarter ended March 31, 2014, compared to the same period in 2013, primarily due to the continued growth in data and Internet connections and video connections, which each increased 3% as of March 31, 2014.  We expect video, data and Internet service revenue to continue to grow and comprise a greater percentage of consolidated operating revenues as a result of growth in commercial services and Metro Ethernet revenue and as a result of the rising consumer demand for data based services.  However, the revenue growth was tempered by a decrease in voice revenue primarily for residential digital phone services due to a 4% decline in voice connections as more consumers begin to rely exclusively on wireless service.

Subsidies

We receive federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues decreased $0.3 million during the quarter ended March 31, 2014, compared to the same period in 2013 primarily as a result of the reduction in state funding support for our Texas ILEC effective January 1, 2014.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers.  Long-distance services revenue decreased $0.1 million during the quarter ended March 31, 2014, compared to the same period in 2013 primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Other Services

Other services includes revenues from telephone directory publishing, wholesale transport services, billing and collection services, inside wiring service and maintenance and equipment sales.  Other services revenue decreased $0.1 million during the quarter ended March 31, 2014, compared to the same period in 2013.  The changes in other services revenue was primarily due to a decline in directory publishing revenues, which was offset in part by an increase in transport services and equipment sales.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $0.3 million during the quarter ended March 31, 2014, compared to the same period in 2013 primarily due to higher costs associated with providing video programming.  Video programming costs continued to increase due to the growth in video connections and an increase in costs per program channel.  However, the increase in video programming costs was partially offset by a reduction in federal universal service fund (“USF”) expense in the current quarter due to the recovery of USF fees related to the 2013 service period as a result of a reduction in the estimated revenue base. Employee costs also decreased due to a reduction in headcount as a result of integration and cost reduction efforts in 2013 as well as a reduction in pension expense in the current year.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $0.5 million during the quarter ended March 31, 2014, compared to the same period in 2013 primarily due to a decrease in professional fees for audit and legal services and a decline in pension costs in the current year.  These savings were offset in part by changes in bad debt expense due to a reduction in expense in the prior year period.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million during the quarter ended March 31, 2014, compared to the same period in 2013, which was primarily associated with ongoing capital expenditures related to network enhancements and success based capital projects for consumer and commercial services.

Reclassifications

Certain amounts in our 2013 condensed consolidated financial statements have been reclassified to conform to the presentation of our 2014 condensed consolidated financial statements, which consists of the effects of reclassifications of Prison Services as a discontinued operation and the retrospective adjustments to report operating results as a single segment.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the Universal Service Funds decreased $0.4 million during the quarter ended March 31, 2014, compared to the same period in 2013. The decrease in the Universal Service subsidies received during the quarter ended March 31, 2014 was primarily due to the impact of Senate Bill 583 (“SB 583”) discussed in the “State Matters” section below, which resulted in a $0.6 million decrease in the Texas Universal Service Fund subsidies.  This decrease is offset in part by a $0.3 million increase in federal high-cost support subsidies, from which we received $8.5 million in the quarter ended March 31, 2014 as compared to $8.2 million recognized in the same period in 2013.  Included in the $8.2 million in federal subsidies recorded in the prior year was $1.1 million in revenue that was recognized in anticipation of FCC approval of our petition for a waiver of the filing deadline for the annual state certification required for eligible telecommunications carriers (“ETC”) who receive high-cost support.  As discussed below, the petition was denied and the $1.1 million was included in the reversal of previously recognized revenues in December 2013.

In order for ETCs to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that USF support is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest Communications (“SureWest”) did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management believes, based on  the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company should prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013 we reversed the $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

Historically, under FCC rules governing rate making, our California ILEC was required to establish rates for its interstate telecommunications services based on projected demand usage for the various services.  We projected our earnings through the use of annual cost separation studies, which utilized estimated total cost information and projected demand usage. Carriers were required to follow FCC rules in the preparation of these annual studies.  We determined actual earnings from our interstate rates as actual volumes and costs became known.  In March

2013, we filed a waiver with the FCC to convert our California ILEC from a rate of return to a price cap company.  The FCC granted the waiver with an effective date of our annual interstate access tariff filing of July 2, 2013.  We expect certain adjustments to take place over the next twenty-four months as a result of exiting the National Exchange Carrier Association (“NECA”) pool; however, we do not anticipate that they will be material to our condensed consolidated financial statements or results of operations.

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from the USF/Connect America Fund (“CAF”) and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented, freezing USF support to a price cap holding company until the FCC implements a broadband cost model to shift support from voice service to broadband.  Initially, the second phase was anticipated to be implemented July 1, 2013.  It is now anticipated that implementation will likely occur no sooner than January 2015. We anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.  The Order also modifies the methodology used for ICC for traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our network access revenues decreased approximately $0.5 million in the quarter ended March 31, 2014 compared to the same period in 2013.

On April 23, 2014, the FCC approved a report and order addressing the implementation of the CAF Phase 2, transition and auction processes for price cap companies and the local rate benchmark.  They also issued a Further Notice of Proposed Rulemaking proposing to increase the download speed requirement from 4 Mbps to 10 Mbps as well as the transition for companies that receive CAF Phase 1 frozen funding but do not elect CAF Phase 2 funding.  The details of the order have not been published at the date of this filing and it is not yet possible to determine fully the impact of the order on our operations.  We will continue to monitor this matter.

State Matters

California

In an ongoing proceeding relating to the New Regulatory Framework, the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  On December 31, 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state.  Subsequently, the CPUC issued a ruling temporarily deferring the proceeding.  The status on when the CPUC may open this proceeding is unclear and on hold at this time. The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.  We will continue to monitor this matter.

Pennsylvania

In 2011, the Pennsylvania Public Utilities Commission (“PAPUC”) issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it would address state universal funding in 2013, but delayed conducting a proceeding pending any state legislative activity that may occur in the 2014 legislative session.  We will continue to monitor this matter.

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

Our Texas ILECs receive two state funds, the small and rural incumbent local exchange company plan high cost fund (“HCF”) and the high cost assistance Fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

In September 2011, the Texas state legislature passed Senate Bill No. 980/House Bill No. 2603 which, among other things, mandated the PUCT to review the Universal Service Fund and issue recommendations by January 1, 2013 with the intent to effectively reduce the size of the Universal Service Fund.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013 and (ii) rural and urban local rate benchmarks be developed.  The large company fund was completed in September 2012 and the PUCT addressed the small fund participants in Docket 41097 Rate Rebalancing (“Docket 41097”), as discussed below. The elimination of the frozen line counts was effective January 1, 2014.  The potential impact on funding related to the urban benchmark is pending the docketed proceeding as well as potential legislative action.  We will continue to monitor this matter.

In June 2013, the Texas state legislature passed SB 583.  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013 and eliminated our annual $1.4 million HCAF support, effective January 1, 2014.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of the settlement agreement, our HCF support returned to funding on a per line basis as of January 1, 2014. The HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, where market conditions allow, we have the ability to offset this reduction with increases to residential rates, for which the Company initiated a filing in April 2014.

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT is expected to issue its recommendation to the Texas state Commissioners in May 2014.  We will continue to monitor this matter.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $4.8 million during the quarter ended March 31, 2014, compared to the same period in 2013 primarily due to a reduction in interest expense related to our interest rate swap agreements as a result of the maturity of several agreements during 2013.  Interest rates on outstanding borrowings under our Credit Agreement also declined due to the amendment of our Credit Agreement in December 2013, as described in the Liquidity and Capital Resources section below.

Investment income decreased $0.5 million during the quarter ended March 31, 2014, compared to the same period in 2013, primarily due to lower earnings from our wireless partnership interests.  Other, net decreased $0.8 million during the quarter ended March 31, 2014, compared to the same period in 2013, primarily due to the sale of an office facility and other related assets in Pennsylvania.

Income Taxes

Income taxes decreased $0.4 million during the quarter ended March 31, 2014, compared to the same period in 2013. Our effective rate was 37.8% and 44.7% for the quarters ended March 31, 2014 and 2013, respectively.  For the quarter ended March 31, 2013, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible compensation in relation to the acquisition of SureWest. Exclusive of this adjustment, our effective tax rate for the three months ended March 31, 2013 would have been approximately 37.0%.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters ended March 31, 2014 and 2013:

	Quarter Ended
	March 31,
(In thousands)	2014	2013
Net cash provided by operating activities from continuing operations	$48,394	$37,723
Adjustments:
Non-cash, stock-based compensation	(784)	(656)
Other adjustments, net	(2,750)	(2,169)
Changes in operating assets and liabilities	(896)	6,801
Interest expense, net	19,831	24,600
Income taxes	5,122	5,549
EBITDA	68,917	71,848

Adjustments to EBITDA:
Other, net (1)	(7,717)	(7,084)
Investment distributions (2)	9,086	8,101
Non-cash, stock-based compensation (3)	784	656
Adjusted EBITDA	$71,070	$73,521

(1)       Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, transaction related costs including severance and certain other miscellaneous items.

(2)       Includes all cash dividends and other cash distributions received from our investments.

(3)       Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows provided by (used in):
Operating activities:
Continuing operations	$48,394	$37,723
Discontinued operations	-	(1,531)
Investing activities:
Continuing operations	(24,164)	(27,569)
Discontinued operations	-	(11)
Financing activities:
Continuing operations	(22,952)	(17,842)
Increase (decrease) in cash and cash equivalents	$1,278	$(9,230)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $48.4 million during the three-month period ended March 31, 2014, an increase of $10.7 million compared to the same period in 2013.  Cash provided by operating activities increased primarily as a result of the timing in payments to suppliers and the payment of accrued transaction costs in 2013.  We also received additional cash distributions from our wireless partnerships in 2014.  These increases were offset in part by an increase in accounts receivable and an increase in contributions to our pension plans in 2014.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $24.2 million during the three-month period ended March 31, 2014, a decrease of $3.4 million compared to the same period in 2013 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $25.4 million during the three-month period ended March 31, 2014, a decrease of $2.1 million compared to the same period in 2013.  Capital expenditures for the remainder of 2014 are expected to be $72.0 million to $78.0 million of which approximately 60% is planned for success-based capital projects for residential and commercial initiatives. Capital expenditures for the remainder of 2014 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services in order to retain and acquire more customers through a broader set of products.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The proceeds from the Credit Agreement were used to repay the outstanding term loans from the previous agreement in its entirety.  The Credit Agreement also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 (“Senior Notes”) are not repaid or redeemed in full by December 31, 2019.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at March 31, 2014, the borrowing margin for the next three month period ending June 30, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2014 and December 31, 2013, borrowings of $8.0 million and $13.0 million were outstanding under the revolving credit facility, respectively.  A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31, 2014.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% and 4.23% at March 31, 2014 and December 31, 2013, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2014, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of March 31, 2014, and including the $15.6 million dividend declared in February 2014 and paid on May 1, 2014, we had $215.6 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2014, our total net leverage ratio under the Credit Agreement was 4.27:1.00, and our interest coverage ratio was 3.52:1.00.

Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest.  The Senior Notes will mature on

June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the United States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount is being amortized over the term of the Senior Notes.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., (“CCI”) which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes.  On August 3, 2012, SureWest and its subsidiaries guaranteed the Senior Notes.

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

Senior Notes Covenant Compliance

The indenture governing the Senior Notes contains customary covenants for high yield notes, which limits CCI’s and its restricted subsidiaries’ ability to: incur debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.25:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of the SureWest acquisition but not yet reflected in historical results.  At March 31, 2014, this ratio was 4.23:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture.  Since dividends of $124.1 million have been paid since May 30, 2012, at March 31, 2014 there was $178.6 million of the $302.7 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the Senior Notes in order to amend the indenture governing the Senior Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the Senior Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the Senior Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, we paid consent fees of approximately $2.5 million, during the second quarter ended June 30, 2014, to the holders of the Senior Notes who validly consented to the proposed amendment.  The consent fees will be capitalized as deferred debt issuance costs and amortized over the term of the Senior Notes.

Capital Leases

As of March 31, 2014, we had seven capital leases which expire between 2015 and 2021.  As of March 31, 2014, the present value of the minimum remaining lease commitments was approximately $5.0 million, of which $0.7 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $7.5 million as of March 31, 2014, of which $5.6 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $15.5 million and $15.4 million in dividend payments to shareholders during the quarters ended March 31, 2014 and 2013, respectively.  In February 2014, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2014 to stockholders of record at the close of business on April 15, 2014.  Our current annual dividend rate is approximately $1.55 per share.

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

We believe that our dividend policy will limit, but not preclude, our ability to grow.  If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash, and may need to seek refinancing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.  In addition, because we expect a significant portion of cash available will be distributed to holders of common stock under our dividend policy, our ability to pursue any material expansion of our business will depend more than it otherwise would on our ability to obtain third-party financing.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,

(In thousands, except for ratio)	2014	2013
Cash and cash equivalents	$6,829	$5,551
Working capital (deficit)	(34,844)	(29,979)
Current ratio	0.71	0.75

Our most significant uses of funds in the remainder of 2014 are expected to be for: (i) dividend payments of approximately $47.0 million; (ii) interest payments on our indebtedness of between $62.0 million and $65.0 million and principal payments on debt of $6.8 million; (iii) capital expenditures of between $72.0 million and $78.0 million and (iv) pension and other post-retirement obligations of $14.6 million.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2014, we had approximately $2.8 million of these bonds outstanding.

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

The costs of maintaining our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We estimate the long-term rate of return of Plan assets will be 8.0%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

In 2014, we expect to make contributions totaling approximately $15.5 million to our pension plans and $2.5 million to our other post-retirement plans.  As of March 31, 2014, we have contributed $2.7 million and $0.7 million to our pension plans and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. Although the broadband cost model for this reform is still being developed, we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $0.5 million during the quarter ended March 31, 2014 compared to the same period in 2013.  We anticipate network access revenues will continue to decline as a result of the Order through 2018 by as much as $1.2 million in the remainder of 2014 and $1.0 million, $1.1 million, $2.4 million and $1.8 million in 2015, 2016, 2017 and 2018, respectively.

In accordance with the provisions of SB 583, as discussed above in the “Regulatory Matters” section, our annual $1.4 million Texas HCAF was eliminated, effective January 1, 2014.  In addition, the terms of the settlement agreement reached with the PUCT in August 2013 returned our HCF support funding to a per line basis as of January 2014, and will reduce our HCF draw by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, where market conditions allow, we have the ability to offset this reduction with increases to residential rates, for which the Company initiated a filing in April 2014.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2013 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Amendments in this ASU require expanded disclosures concerning a discontinued operation and the disposal of an individually-material component of an entity not qualifying as a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014 and should be applied prospectively, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

Effective January 1, 2014, we adopted Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is present. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

At March 31, 2014, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of March 31, 2014, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at March 31, 2014 that is not subject to a variable rate floor, a 1.0% change in market interest rates would not have a significant impact to annual interest expense.

As of March 31, 2014, the fair value of our interest rate swap agreements amounted to a net liability of $2.4 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $2.0 million at March 31, 2014.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014.

Change in internal control over financial reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended December 31, 2013, management based its assessment on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. On May 14, 2013, COSO issued an updated framework, referred to as the 2013 COSO framework. COSO has indicated that after December 15, 2014, it will consider the 1992 framework to have been superseded.  We have reviewed the COSO 2013 framework and will integrate the changes into the Company’s internal controls over financial reporting during 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO framework and that the change will not be significant to our overall control structure over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we will pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits will be available for services performed in connection with the pole attachment applications within five years of the execution of the agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the agreement we recorded an additional $0.9 million, which included estimated legal fees.  The agreement is contingent on appropriate documentation and there is no assurance that the agreement will be finalized.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008, 2009, and 2010.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.  For the CCES subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $1.9 million.  As of March 2013, all three of these cases have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $2.0 million.  As of December 2013 the cases for calendar years 2009 and 2010 have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The calendar year 2008 audit result was appealed to the Board of Finance and Revenue on March 19, 2014.  We anticipate that the 2008 case will be continued pending the outcome of the Verizon litigation as well.  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the Federal Communications Commission’s (“FCC”) Order issued November 18, 2011 that reformed intercarrier compensation and core parts of the Universal Service Fund.  We are appealing five core issues in the November 18, 2011 FCC Order. This matter was heard by the U.S. Court of Appeals for the Tenth Circuit on November 19, 2013; however a decision is not expected before the third quarter of 2014.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 2, 2014	By:	/s/ Robert J. Currey
Robert J. Currey,
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)