Form 10-Q
period 2014-06-30
Consolidated Communications Holdings, Inc.
filed 2014-08-01
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ____          No   X

On July 23, 2014, the registrant had 40,289,154 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$151,036	$151,320	$300,684	$302,848

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	55,918	55,942	111,218	110,994
Selling, general and administrative expenses	32,711	33,544	65,286	66,670
Financing and other transaction costs	977	178	1,266	357
Depreciation and amortization	36,005	34,709	71,547	69,550
Income from operations	25,425	26,947	51,367	55,277

Other income (expense):
Interest expense, net of interest income	(19,728)	(20,697)	(39,559)	(45,297)
Investment income	9,313	8,693	17,649	17,477
Other, net	(252)	82	(1,155)	(25)
Income from continuing operations before income taxes	14,758	15,025	28,302	27,432

Income tax expense	4,871	5,465	9,993	11,014

Income from continuing operations	9,887	9,560	18,309	16,418

Loss from discontinued operations, net of tax	-	(272)	-	(248)

Net income	9,887	9,288	18,309	16,170
Less: net income attributable to noncontrolling interest	80	94	178	193
Net income attributable to common shareholders	$9,807	$9,194	$18,131	$15,977

Net income per common share - basic and diluted
Income from continuing operations	$0.24	$0.23	$0.45	$0.40
Income (loss) from discontinued operations	-	(0.01)	-	(0.01)
Net income per basic and diluted common share attributable to common shareholders	$0.24	$0.22	$0.45	$0.39
Dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$9,887	$9,288	$18,309	$16,170
Pension and post-retirement obligations:
Amortization of actuarial (gains) losses and prior service credit to earnings, net of tax	(136)	474	(272)	948
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	-	163	-	131
Reclassification of realized loss to earnings, net of tax	303	556	711	2,846
Comprehensive income	10,054	10,481	18,748	20,095
Less: comprehensive income attributable to noncontrolling interest	80	94	178	193
Total comprehensive income attributable to common shareholders	$9,974	$10,387	$18,570	$19,902

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,882	$5,551
Accounts receivable, net	51,079	52,033
Income tax receivable	2,968	9,796
Deferred income taxes	7,960	7,960
Prepaid expenses and other current assets	14,413	12,380
Total current assets	81,302	87,720

Property, plant and equipment, net	866,982	885,362
Investments	112,852	113,099
Goodwill	603,446	603,446
Other intangible assets	35,248	40,084
Deferred debt issuance costs, net and other assets	20,687	17,667
Total assets	$1,720,517	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,644	$4,885
Advance billings and customer deposits	23,153	25,934
Dividends payable	15,607	15,520
Accrued compensation	19,016	22,252
Accrued expense	36,189	38,697
Current portion of long-term debt and capital lease obligations	9,796	9,751
Current portion of derivative liability	1,299	660
Total current liabilities	114,704	117,699

Long-term debt and capital lease obligations	1,207,609	1,212,134
Deferred income taxes	179,589	179,859
Pension and other postretirement obligations	65,885	75,754
Other long-term liabilities	11,133	9,593
Total liabilities	1,578,920	1,595,039

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized, 40,289,154 and 40,065,246 shares outstanding as of
June 30, 2014 and December 31, 2013, respectively	403	401
Additional paid-in capital	137,072	148,433
Retained earnings	-	-
Accumulated other comprehensive loss, net	(561)	(1,000)
Noncontrolling interest	4,683	4,505
Total shareholders’ equity	141,597	152,339
Total liabilities and shareholders’ equity	$1,720,517	$1,747,378

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash provided by continuing operations	$87,045	$67,346
Net cash used in discontinued operations	-	(3,097)
Net cash provided by operating activities	87,045	64,249

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(50,446)	(52,623)
Proceeds from sale of assets	1,250	50
Other	-	(131)
Net cash used in continuing operations	(49,196)	(52,704)
Net cash used in discontinued operations	-	(48)
Net cash used in investing activities	(49,196)	(52,752)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	26,000	49,000
Payment of capital lease obligation	(317)	(224)
Payment on long-term debt	(30,550)	(43,620)
Payment of financing costs	(2,524)	-
Dividends on common stock	(31,127)	(30,987)
Net cash used in financing activities	(38,518)	(25,831)

Decrease in cash and cash equivalents	(669)	(14,334)

Cash and cash equivalents at beginning of period	5,551	17,854

Cash and cash equivalents at end of period	$4,882	$3,520

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

We offer a wide range of telecommunications services to residential and business customers in the areas we serve. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, Competitive Local Exchange Carrier (“CLEC”) services and equipment sales.  As of June 30, 2014, we had approximately 250 thousand access lines, 121 thousand voice connections, 259 thousand data and Internet connections and 111 thousand video connections.

We historically operated our business as two separate reportable segments: Telephone Operations and Other Operations.  During the quarter ended June 30, 2013 we concluded that we operate our business as one reportable segment based on changes in our business structure.  See the “Recent Business Developments” section below for a more detailed discussion regarding the circumstances that resulted in the change to our segment reporting.

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

Recent Business Developments

Agreement and Plan of Merger with Enventis

On June 29, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Sky Merger Sub Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, and Enventis Corporation, a Minnesota corporation (“Enventis”), to acquire all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  Each share of common stock, no par value, of Enventis owned immediately prior to the transaction will be converted into and become the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock as of the date of the Merger Agreement, the total value of the consideration to be exchanged is approximately $229.0 million, exclusive of debt.  Following the close of the transaction, Enventis will be a wholly-owned subsidiary of the Company.

The merger is subject to approval by our stockholders and Enventis’ shareholders, approval of the listing of additional shares of Consolidated common stock to be issued to Enventis’ shareholders, required regulatory approvals and other customary closing conditions.  We expect the transaction to be completed during the fourth quarter of 2014.

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

Recent Accounting Pronouncements

In June 2014, FASB issued the Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance requiring a performance target that could be achieved after the requisite service period has ended to be treated as a performance condition affecting vesting of the award and therefore not reflected in estimating the fair value of the award at the date of grant. The amended guidance is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2016. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard as well as summarized financial data for five years.   We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

The following table summarizes the financial information for the Prison Services operations for the quarter and six months ended June 30, 2013:

	Quarter Ended	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2013
Operating revenues	$482	$5,249
Operating expenses including depreciation and amortization	878	5,577
Loss from operations	(396)	(328)
Income tax benefit	(124)	(80)
Loss from discontinued operations	$(272)	$(248)

3. EARNINGS PER SHARE

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Income from continuing operations	$9,887	$9,560	$18,309	$16,418
Less: net income attributable to noncontrolling interest	80	94	178	193
Income attributable to common shareholders before allocation of earnings to participating securities	9,807	9,466	18,131	16,225
Less: earnings allocated to participating securities	153	131	306	263
Income from continuing operations attributable to common shareholders	9,654	9,335	17,825	15,962
Loss from discontinued operations	-	(272)	-	(248)
Net income attributable to common shareholders	$9,654	$9,063	$17,825	$15,714

Weighted-average number of common shares outstanding	39,877	39,755	39,877	39,755

Basic and diluted earnings per common share:
Income from continuing operations	$0.24	$0.23	$0.45	$0.40
Loss from discontinued operations, net of tax	-	(0.01)	-	(0.01)
Net income per common share attributable to common shareholders	$0.24	$0.22	$0.45	$0.39

Diluted earnings per common share attributable to common shareholders for the quarter and six months ended June 30, 2014, excludes 0.4 million shares and 0.3 million shares, respectively, of potential common shares that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect.  For the quarter and six months ended June 30, 2013, diluted earnings per share excluded 0.4 million and 0.2 million potential common shares, respectively.

4. INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Cash surrender value of life insurance policies	$1,965	$2,183
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	5,107	5,112
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	27,409	27,467
Pennsylvania RSA 6(I) Limited Partnership (16.6725% interest)	7,548	7,696
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	24,287	24,105
CVIN, LLC (12.089% interest)	1,936	1,936
Totals	$112,852	$113,099

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters or six months ended June 30, 2014 or 2013 as no factors indicating impairment existed.  For each of the quarter ended June 30, 2014 and 2013, we received cash distributions from these partnerships totaling $3.8 million.  For the six months ended June 30, 2014 and 2013, we received cash distributions from these partnerships totaling $7.3 million and $7.8 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.6725% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6 (I) and RSA 6 (II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarter ended June 30, 2014 and 2013, we received cash distributions from these partnerships totaling $4.9 million and $3.9 million, respectively.  For the six months ended June 30, 2014 and 2013, we received cash distributions from these partnerships totaling $10.5 million and $8.0 million, respectively.

We have a 12.089% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  Because we have significant influence over the operating and financial policies of this entity, we account for this investment using the equity method.  During the six months ended June 30, 2013, we made an additional capital investment of $0.1 million in this partnership.  We did not receive any distributions from this partnership during the quarters or six months ended June 30, 2014 and 2013.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Total revenues	$83,228	$79,342	$164,044	$156,061
Income from operations	23,426	24,914	49,306	48,888
Net income before taxes	23,459	24,926	49,362	48,911
Net income	23,459	24,926	49,362	48,911

	June 30,	December 31,
(In thousands)	2014	2013
Current assets	$48,715	$54,837
Non-current assets	93,528	87,968
Current liabilities	14,624	15,221
Non-current liabilities	2,611	1,786
Partnership equity	125,008	125,799

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at June 30, 2014 and December 31, 2013 were as follows:

		As of June 30, 2014
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(1,299)	$–	$(1,299)	$–
Long-term interest rate swap liabilities	(826)	$–	(826)	$–
Total	$(2,125)	$–	$(2,125)	$–

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(660)	$–	$(660)	$–
Long-term interest rate swap liabilities	(1,959)	–	(1,959)	–
Total	$(2,619)	$–	$(2,619)	$–

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$61,180	n/a	$61,204	n/a
Investments, at cost	$49,707	n/a	$49,712	n/a
Long-term debt	$1,212,600	$1,264,849	$1,216,764	$1,261,508

Cost & Equity Method Investments

Our investments at June 30, 2014 and December 31, 2013 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.     LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Senior secured credit facility:
Term Loan 4, net of discount of $4,244 and $4,537 at June 30, 2014 and December 31, 2013, respectively	$901,206	$905,463
Revolving loan	13,000	13,000
Senior notes, net of discount of $1,606 and $1,699 at June 30, 2014 and December 31, 2013, respectively	298,394	298,301
Capital leases	4,805	5,121
	1,217,405	1,221,885
Less: current portion of long-term debt and capital leases	(9,796)	(9,751)
Total long-term debt	$1,207,609	$1,212,134

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at June 30, 2014, the borrowing margin for the next three month period ending September 30, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2014 and December 31, 2013, borrowings of $13.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2014.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.23% at June 30, 2014 and December 31, 2013.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2014, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of June 30, 2014, we had $231.3 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2014, our total net leverage ratio under the Credit Agreement was 4.29:1.00, and our interest coverage ratio was 3.56:1.00.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of the SureWest acquisition but not yet reflected in historical results.  At June 30, 2014, this ratio was 4.28:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture.  Since dividends of $124.1 million have been paid since May 30, 2012, at June 30, 2014 there was $215.8 million of the $339.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends, exclusive of the quarterly dividend declared in April 2014 and payable on August 1, 2014.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the Senior Notes in order to amend the indenture governing the Senior Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the Senior Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the Senior Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, consent fees of $2.5 million paid to the holders of the Senior Notes who validly consented to the proposed amendment were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and amortized over the remaining term of the Senior Notes.  Solicitation fees of $0.5 million were recognized as other expense in the condensed consolidated statements of income during the quarter ended June 30, 2014.

Bridge Loan Facility

In connection with the anticipated acquisition of Enventis, the Company entered into a $140.0 million senior unsecured bridge loan facility (“Bridge Facility”) on June 29, 2014 in order to fund the anticipated acquisition including the related fees and expenses and to repay the existing indebtedness of Enventis of approximately $135.0 million.  The Bridge Facility will be available in a single borrowing on the closing date of the acquisition and bears interest at a rate of 10.875%.  No amount has been drawn or funded under the Bridge Facility as of June 30, 2014.  The Bridge Facility matures one year from the closing date of the acquisition or may be extended to June 1, 2020 if not repaid in full by the initial maturity date.  In connection with entering into the Bridge Facility, commitment fees of $1.4 million were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and are being amortized over the expected life of the Bridge Facility of less than one year.

Capital Leases

As of June 30, 2014, we had seven capital leases which expire between 2015 and 2021.  As of June 30, 2014, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.7 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $7.0 million as of June 30, 2014, of which $6.3 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding at June 30, 2014:

(In thousands)	Notional Amount	2014 Balance Sheet Location	Fair Value
De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Other long-term liabilities	$(613)
Fixed to 1-month floating LIBOR	225,000	Current portion of derivative liability	(1,299)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(213)
Total Fair Values			$(2,125)

The following interest rate swaps were outstanding at December 31, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value
De-designated Hedges:
Fixed to 1-month floating LIBOR	$175,000	Other long-term liabilities	$(1,897)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(660)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(62)
Total Fair Values			$(2,619)

As of June 30, 2014, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

In December 2013, $325.0 million notional interest rate swaps previously designated as cash flow hedges were de-designated as a result of the amendment to our Credit Agreement on December 23, 2013 as discussed in Note 6.  The interest rate swap agreements mature on various dates through September 2016.    Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the quarter and six months ended June 30, 2014, a gain of $0.3 million and $0.5 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

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

At June 30, 2014 and December 31, 2013, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.5 million and $2.6 million, respectively.  The estimated amount of losses included in AOCI as of June 30, 2014 that will be recognized in earnings in the next twelve months is approximately $1.4 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Gain recognized in AOCI, pretax	$-	$264	$-	$212
Deferred losses reclassed from AOCI to interest expense	$(489)	$(897)	$(1,148)	$(4,538)

8.     EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Restricted stock	$527	$461	$1,044	$917
Performance shares	413	323	680	523
Total	$940	$784	$1,724	$1,440

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of June 30, 2014, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $6.2 million and will be recognized over a weighted-average period of approximately 1.4 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2014:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2014	123,501	$17.32	64,266	$17.96
Shares granted	132,781	$19.74	91,127	$17.13
Non-vested shares outstanding - June 30, 2014	256,282		155,393

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2014:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2013	$643	$(1,643)	$(1,000)
Amounts reclassified from accumulated other comprehensive income	(272)	711	439
Net current period other comprehensive income	(272)	711	439
Balance at June 30, 2014	$371	$(932)	$(561)

The following table summarizes reclassifications from accumulated other comprehensive loss during the quarters and six-month periods ended June 30, 2014 and 2013:

	Amount Reclassified from AOCI
	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2014	2013	2014	2013	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$79	$115	$159	$231	(a)
Actuarial gain (loss)	142	(891)	284	(1,782)	(a)
	221	(776)	443	(1,551)	Total before tax
	(85)	302	(171)	603	Tax (expense) benefit
	$136	$(474)	$272	$(948)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(489)	$(897)	$(1,148)	$(4,538)	Interest expense
	186	341	437	1,692	Tax benefit
	$(303)	$(556)	$(711)	$(2,846)	Net of tax

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$140	$304	$280	$608
Interest cost	4,074	3,860	8,147	7,722
Expected return on plan assets	(5,776)	(5,151)	(11,553)	(10,302)
Net amortization loss	5	891	10	1,782
Prior service credit amortization	(114)	(70)	(229)	(141)
Net periodic pension benefit	$(1,671)	$(166)	$(3,345)	$(331)

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant or to the beneficiary upon the death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended June 30, 2014 and 2013 and $0.2 million and $0.3 million for the six-month periods ended June 30, 2014 and 2013, respectively.  The net present value of the remaining obligations was approximately $1.6 million and $1.8 million at June 30, 2014 and December 31, 2013, respectively, and is included in pension and post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 30 life insurance policies on certain of the participating former directors and employees.  We recognized $0.3 million in life insurance proceeds as other non-operating income in the quarter and six-month period ended June 30, 2014.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.0 million at June 30, 2014 and $2.2 million at December 31, 2013.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of net periodic pension cost for our post-retirement plans for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$90	$231	$180	$463
Interest cost	355	392	710	783
Expected return on plan assets	(55)	(58)	(110)	(116)
Net amortization gain	(147)	-	(294)	-
Net prior service cost (credit) amortization	35	(45)	70	(90)
Net periodic postretirement benefit cost	$278	$520	$556	$1,040

Contributions

We expect to contribute approximately $15.5 million to our pension plans and $2.5 million to our other post-retirement plans in 2014.  As of June 30, 2014, we have contributed $5.9 million and $1.4 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.          INCOME TAXES

We did not have any unrecognized tax benefits as of June 30, 2014 and December 31, 2013.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At June 30, 2014, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2010 through 2012.  The periods subject to examination for our state returns are years 2009 through 2012.  We are currently under examination by federal taxing authorities.  We have received proposed assessments in connection with our federal examination for tax years ended December 31, 2010 and 2011.  We are in the process of responding to the IRS and providing support for our tax position.  We believe that our tax position will more likely than not be upheld based on the technical merits of our position.  Accordingly, we have not made any adjustments to our unrecognized tax benefits for the proposed assessments.  We do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows.

Our effective tax rate was 33.0% and 36.4% for the quarters ended June 30, 2014 and 2013, respectively and 35.3% and 40.2% for the six-month periods ended June 30, 2014 and 2013, respectively.  For the quarter and six month periods ended June 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a valuation allowance set up on Federal NOL carryforwards subject to separate return limitation year restrictions.  Exclusive of this adjustment, our effective tax rate for the quarter and six months ended June 30, 2014 would have been approximately 36.6% and 37.2%, respectively.  For the six-month period ended June 30, 2013, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible compensation in relation to the acquisition of SureWest.  Exclusive of this adjustment, our effective tax rate for the six months ended June 30, 2013 would have been approximately 36.7%.

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

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008, 2009, and 2010.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.  For the CCES subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $1.9 million.  As of March 2013, all three of these cases have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $2.0 million.  As of December 2013, the cases for calendar years 2009 and 2010 have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The calendar year 2008 audit result was appealed to the Board of Finance and Revenue on March 19, 2014.  We anticipate that the 2008 case will be continued pending the outcome of the Verizon litigation as well.    The Company has not received any audit findings from that audit as of this time. The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows. Additionally, in May 2014, the DOR conducted an audit of calendar years 2011, 2012 and 2013 for both CCPA and CCES.  The Company has not received any audit findings from that audit as of this time.

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the Federal Communications Commission’s (“FCC”) Order issued November 18, 2011 that reformed intercarrier compensation (“ICC”) and core parts of the Universal Service Fund (“USF”).  We appealed five core issues in the November 18, 2011 FCC Order. This matter was heard by the U.S. Court of Appeals for the Tenth Circuit on November 19, 2013.  In May 2014, the Court ruled in favor of the FCC on all issues.

In order for eligible telecommunications carriers (“ETCs”) to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that federal universal service high-cost support is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On

November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management believes, based on  the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company should prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013, we reversed the $3.0 million of previously recognized revenues, of which $1.9 million and $3.0 million was recognized in the quarter and six months ended June 30, 2013, respectively, until such time that the Commission has the opportunity to reach a decision on our application for review.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Fiber Ventures, LLC, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are our 100% direct or indirect wholly owned subsidiaries, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, condensed consolidating statements of operations for the quarters and six-month periods ended June 30, 2014 and 2013 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2014 and 2013 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheet

(amounts in thousands)

	June 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$971	$2,244	$1,667	$-	$4,882
Accounts receivable, net	-	-	43,279	7,800	-	51,079
Income taxes receivable	33,201	-	-	-	(30,233)	2,968
Deferred income taxes	(61)	(7)	7,533	495	-	7,960
Prepaid expenses and other current assets	-	-	14,009	404	-	14,413
Total current assets	33,140	964	67,065	10,366	(30,233)	81,302

Property, plant and equipment, net	-	-	817,048	49,934	-	866,982

Intangibles and other assets:
Investments	-	3,724	109,128	-	-	112,852
Investments in subsidiaries	1,155,347	374,756	12,611	-	(1,542,714)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	26,161	9,087	-	35,248
Deferred debt issuance costs, net and other assets	-	16,589	4,098	-	-	20,687
Total assets	$1,188,487	$396,033	$1,573,376	$135,568	$(1,572,947)	$1,720,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$9,644	$-	$-	$9,644
Advance billings and customer deposits	-	-	21,022	2,131	-	23,153
Dividends payable	15,607	-	-	-	-	15,607
Accrued compensation	-	-	17,214	1,802	-	19,016
Accrued expense	957	5,064	29,050	1,118	-	36,189
Income tax payable	-	8,223	16,881	5,129	(30,233)	-
Current portion of long term debt and capital lease obligations	-	9,100	625	71	-	9,796
Current portion of derivative liability	-	1,299	-	-	-	1,299
Total current liabilities	16,564	23,686	94,436	10,251	(30,233)	114,704

Long-term debt and capital lease obligations	-	1,203,500	3,334	775	-	1,207,609
Advances due to/from affiliates, net	1,056,579	(1,986,734)	976,382	(46,227)	-	-
Deferred income taxes	(21,598)	(592)	183,545	18,234	-	179,589
Pension and postretirement benefit obligations	-	-	57,063	8,822	-	65,885
Other long-term liabilities	28	826	10,004	275	-	11,133
Total liabilities	1,051,573	(759,314)	1,324,764	(7,870)	(30,233)	1,578,920
Shareholders’ equity:
Common Stock	403	-	17,411	30,000	(47,411)	403
Other shareholders’ equity	136,511	1,155,347	226,518	113,438	(1,495,303)	136,511
Total Consolidated Communications Holdings, Inc. shareholders’ equity	136,914	1,155,347	243,929	143,438	(1,542,714)	136,914
Noncontrolling interest	-	-	4,683	-	-	4,683
Total shareholders’ equity	136,914	1,155,347	248,612	143,438	(1,542,714)	141,597
Total liabilities and shareholders’ equity	$1,188,487	$396,033	$1,573,376	$135,568	$(1,572,947)	$1,720,517

Condensed Consolidating Balance Sheet

(amounts in thousands)

	December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$86	$2,366	$3,099	$-	$5,551
Accounts receivable, net	-	502	44,521	7,010	-	52,033
Income taxes receivable	9,346	-	370	80	-	9,796
Deferred income taxes	(61)	(7)	7,533	495	-	7,960
Prepaid expenses and other current assets	-	-	11,862	518	-	12,380
Total current assets	9,285	581	66,652	11,202	-	87,720

Property, plant and equipment, net	-	-	834,199	51,163	-	885,362

Intangibles and other assets:
Investments	-	3,729	109,370	-	-	113,099
Investments in subsidiaries	1,101,039	335,659	12,130	-	(1,448,828)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	30,997	9,087	-	40,084
Deferred debt issuance costs, net and other assets	-	13,620	4,047	-	-	17,667
Total assets	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$4,885	$-	$-	$4,885
Advance billings and customer deposits	-	-	23,699	2,235	-	25,934
Dividends payable	15,520	-	-	-	-	15,520
Accrued compensation	-	-	20,447	1,805	-	22,252
Accrued expense	224	4,389	32,709	1,375	-	38,697
Current portion of long term debt and capital lease obligations	-	9,100	586	65	-	9,751
Current portion of derivative liability	-	660	-	-	-	660
Total current liabilities	15,744	14,149	82,326	5,480	-	117,699

Long-term debt and capital lease obligations	-	1,207,663	3,659	812	-	1,212,134
Advances due to/from affiliates, net	968,319	(1,970,192)	1,037,969	(36,096)	-	-
Deferred income taxes	(21,598)	(1,029)	184,209	18,277	-	179,859
Pension and postretirement benefit obligations	-	-	61,053	14,701	-	75,754
Other long-term liabilities	25	1,960	7,328	280	-	9,593
Total liabilities	962,490	(747,449)	1,376,544	3,454	-	1,595,039
Shareholders’ equity:
Common Stock	401	-	17,411	30,000	(47,411)	401
Other shareholders’ equity	147,433	1,101,038	196,200	104,179	(1,401,417)	147,433
Total Consolidated Communications Holdings, Inc. shareholders’ equity	147,834	1,101,038	213,611	134,179	(1,448,828)	147,834
Noncontrolling interest	-	-	4,505	-	-	4,505
Total shareholders’ equity	147,834	1,101,038	218,116	134,179	(1,448,828)	152,339
Total liabilities and shareholders’ equity	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Quarter Ended June 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$5	$138,192	$16,295	$(3,456)	$151,036
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,755	3,441	(3,278)	55,918
Selling, general and administrative expenses	1,021	39	27,548	4,281	(178)	32,711
Financing and other transaction costs	943	-	34	-	-	977
Depreciation and amortization	-	-	34,084	1,921	-	36,005
Operating income (loss)	(1,964)	(34)	20,771	6,652	-	25,425
Other income (expense):
Interest expense, net of interest income	(2)	(19,781)	58	(3)	-	(19,728)
Intercompany interest income (expense)	(26,783)	31,407	(5,112)	488	-	-
Investment income	-	(41)	9,354	-	-	9,313
Equity in earnings of subsidiaries, net	28,248	21,155	218	-	(49,621)	-
Other, net	-	(500)	250	(2)	-	(252)
Income (loss) from continuing operations before income taxes	(501)	32,206	25,539	7,135	(49,621)	14,758
Income tax expense (benefit)	(10,308)	3,958	8,665	2,556	-	4,871
Net income (loss)	9,807	28,248	16,874	4,579	(49,621)	9,887
Less: net income attributable to noncontrolling interest	-	-	80	-	-	80
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$9,807	$28,248	$16,794	$4,579	$(49,621)	$9,807

Total comprehensive income (loss) attributable to common shareholders	$9,807	$28,551	$16,720	$4,517	$(49,621)	$9,974

	Quarter Ended June 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(19)	$137,547	$17,360	$(3,568)	$151,320
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,481	3,733	(3,272)	55,942
Selling, general and administrative expenses	741	62	28,371	4,666	(296)	33,544
Financing and other transaction costs	178	-	-	-	-	178
Depreciation and amortization	-	-	32,487	2,222	-	34,709
Operating income (loss)	(919)	(81)	21,208	6,739	-	26,947
Other income (expense):
Interest expense, net of interest income	(13)	(20,672)	(19)	7	-	(20,697)
Intercompany interest income (expense)	(28,334)	34,262	(6,250)	322	-	-
Investment income	-	42	8,651	-	-	8,693
Equity in earnings of subsidiaries, net	27,859	19,266	245	-	(47,370)	-
Other, net	(18)	-	100	-	-	82
Income (loss) from continuing operations before income taxes	(1,425)	32,817	23,935	7,068	(47,370)	15,025
Income tax expense (benefit)	(10,619)	4,958	8,572	2,554	-	5,465
Income (loss) from continuing operations	9,194	27,859	15,363	4,514	(47,370)	9,560
Discontinued operations, net of tax	-	-	(272)	-	-	(272)
Net income (loss)	9,194	27,859	15,091	4,514	(47,370)	9,288
Less: net income attributable to noncontrolling interest	-	-	94	-	-	94
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$9,194	$27,859	$14,997	$4,514	$(47,370)	$9,194

Total comprehensive income (loss) attributable to common shareholders	$9,194	$28,578	$15,315	$4,670	$(47,370)	$10,387

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Six Months Ended June 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$74	$274,447	$33,053	$(6,890)	$300,684
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	111,007	6,745	(6,534)	111,218
Selling, general and administrative expenses	1,884	78	54,904	8,776	(356)	65,286
Financing and other transaction costs	957	-	309	-	-	1,266
Depreciation and amortization	-	-	67,731	3,816	-	71,547
Operating income (loss)	(2,841)	(4)	40,496	13,716	-	51,367
Other income (expense):
Interest expense, net of interest income	(4)	(39,601)	56	(10)	-	(39,559)
Intercompany interest income (expense)	(53,163)	62,832	(10,608)	939	-	-
Investment income	-	(5)	17,654	-	-	17,649
Equity in earnings of subsidiaries, net	53,869	39,370	481	-	(93,720)	-
Other, net	-	(500)	(649)	(6)	-	(1,155)
Income (loss) from continuing operations before income taxes	(2,139)	62,092	47,430	14,639	(93,720)	28,302
Income tax expense (benefit)	(20,270)	8,223	16,731	5,309	-	9,993
Net income (loss)	18,131	53,869	30,699	9,330	(93,720)	18,309
Less: net income attributable to noncontrolling interest	-	-	178	-	-	178
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$18,131	$53,869	$30,521	$9,330	$(93,720)	$18,131

Total comprehensive income (loss) attributable to common shareholders	$18,131	$54,580	$30,373	$9,206	$(93,720)	$18,570

	Six Months Ended June 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(26)	$275,602	$34,388	$(7,116)	$302,848
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	110,342	7,177	(6,525)	110,994
Selling, general and administrative expenses	1,689	93	56,084	9,395	(591)	66,670
Financing and other transaction costs	357	-	-	-	-	357
Depreciation and amortization	-	-	65,069	4,481	-	69,550
Operating income (loss)	(2,046)	(119)	44,107	13,335	-	55,277
Other income (expense):
Interest expense, net of interest income	(7)	(45,169)	(129)	8	-	(45,297)
Intercompany interest income (expense)	(48,767)	61,870	(13,579)	476	-	-
Investment income	-	5	17,472	-	-	17,477
Equity in earnings of subsidiaries, net	48,159	37,659	521	-	(86,339)	-
Other, net	(18)	-	2	(9)	-	(25)
Income (loss) from continuing operations before income taxes	(2,679)	54,246	48,394	13,810	(86,339)	27,432
Income tax expense (benefit)	(18,656)	6,087	18,515	5,068	-	11,014
Income (loss) from continuing operations	15,977	48,159	29,879	8,742	(86,339)	16,418
Discontinued operations, net of tax	-	-	(248)	-	-	(248)
Net income (loss)	15,977	48,159	29,631	8,742	(86,339)	16,170
Less: net income attributable to noncontrolling interest	-	-	193	-	-	193
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$15,977	$48,159	$29,438	$8,742	$(86,339)	$15,977

Total comprehensive income (loss) attributable to common shareholders	$15,977	$51,136	$30,074	$9,054	$(86,339)	$19,902

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Six Months Ended June 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(57,133)	$24,501	$108,672	$11,005	$87,045

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(48,130)	(2,316)	(50,446)
Proceeds from sale of assets	-	-	1,209	41	1,250
Net cash used in investing activities	-	-	(46,921)	(2,275)	(49,196)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	26,000	-	-	26,000
Payment of capital lease obligation	-	-	(286)	(31)	(317)
Payment on long-term debt	-	(30,550)	-	-	(30,550)
Payment of financing costs	-	(2,524)	-	-	(2,524)
Dividends on common stock	(31,127)	-	-	-	(31,127)
Transactions with affiliates, net	88,260	(16,542)	(61,587)	(10,131)	-
Net cash provided by (used in) financing activities	57,133	(23,616)	(61,873)	(10,162)	(38,518)
Increase (decrease) in cash and cash equivalents	-	885	(122)	(1,432)	(669)
Cash and cash equivalents at beginning of period	-	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$-	$971	$2,244	$1,667	$4,882

	Six Months Ended June 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(50,234)	$19,842	$84,919	$12,819	$67,346
Net cash provided by discontinued operations	-	-	(3,097)	-	(3,097)
Net cash (used in) provided by operating activities	(50,234)	19,842	81,822	12,819	64,249

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(48,856)	(3,767)	(52,623)
Proceeds from sale of assets	-	-	33	17	50
Other	-	-	(131)	-	(131)
Net cash used in continuing operations	-	-	(48,954)	(3,750)	(52,704)
Net cash used in discontinued operations	-	-	(48)	-	(48)
Net cash used in investing activities	-	-	(49,002)	(3,750)	(52,752)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	49,000	-	-	49,000
Payment of capital lease obligation	-	-	(198)	(26)	(224)
Payment on long-term debt	-	(43,620)	-	-	(43,620)
Dividends on common stock	(30,987)	-	-	-	(30,987)
Transactions with affiliates, net	81,221	(31,799)	(38,986)	(10,436)	-
Net cash provided by (used in) financing activities	50,234	(26,419)	(39,184)	(10,462)	(25,831)
(Decrease) increase in cash and cash equivalents	-	(6,577)	(6,364)	(1,393)	(14,334)
Cash and cash equivalents at beginning of period	-	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$-	$-	$2,166	$1,354	$3,520

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we”, or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2013 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 30, 2014 included in Item 1 of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers.  Revenues decreased $0.3 million and $2.2 million during the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The decrease was primarily driven by a decline in network access revenues, which decreased $2.6 million and $5.5 million in the quarter and six months ended June 30, 2014 as compared to the same periods in 2013.  These decreases were partially offset by an increase of $2.0 million and $3.9 million in broadband revenues in the quarter and six months ended June 30, 2014 when compared to the same prior year periods. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of June 30, 2014, our video service was available to approximately 535 thousand homes in the markets we serve, with an approximate 20% penetration rate.  As of June 30, 2014, we had approximately 111 thousand video subscribers, a 2% increase from the same period in 2013. During 2013, we launched TV Everywhere which allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.  Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds of up to 50 Mbps, depending on the geographic market availability. As of June 30, 2014, approximately 30% of the homes in the areas we serve subscribe to our data service. Our voice services provide local and long-distance calling and other features, such as hosted voice services using cloud network servers, a business directory listing and the added capacity for multiple phone lines to be made available to our business voice customers.

In addition, we also offer transport services including dedicated Internet access through our Metro Ethernet network.  Wide Area Network (“WAN”) solutions include point-to-point and multi-point deployments from 2.5 Mb to 10 Gbps, accommodating the growth patterns of our business customers.  We also offer wholesale services to carriers, including wireless backhaul and other fiber transport solutions.

Local calling services revenue continues to be impacted in part from an anticipated industry-wide trend of a decline in access lines and related use of services.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Progressively, consumers are utilizing over-the-top services to download and watch television shows of interest to them on their computers. Competition from wireless providers, CLECs and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VOIP service.  In addition, recent mandated network access rate reductions have been offset by local rate increases, where market conditions allow.

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

Significant Recent Developments

Agreement and Plan of Merger with Enventis

On June 29, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Sky Merger Sub Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, and Enventis Corporation, a Minnesota corporation (“Enventis”), to acquire all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  Each share of common stock, no par value, of Enventis owned immediately prior to the transaction will be converted into and become the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock as of the date of the Merger Agreement, the total value of the consideration to be exchanged is approximately $229.0 million, exclusive of debt.  Following the close of the transaction, Enventis will be a wholly-owned subsidiary of the Company.

The merger is subject to approval by our stockholders and Enventis’ shareholders, approval of the listing of additional shares of Consolidated common stock to be issued to Enventis’ shareholders, required regulatory approvals and other customary closing conditions.  We expect the transaction to be completed during the fourth quarter of 2014.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2014 and 2013.

Financial Data

	Quarter Ended June 30,					Six Months Ended June 30,
			$	%				$	%
(In millions, except for percentages)	2014	2013	Change	Change		2014	2013	Change	Change
Operating Revenues
Local calling services	$26.7	$26.3	$0.4	2%		$52.9	$52.9	$-	0%
Network access services	26.2	28.8	(2.6)	(9)		53.0	58.5	(5.5)	(9)
Video, Data and Internet services	69.6	67.6	2.0	3		137.8	133.9	3.9	3
Subsidies	13.3	13.5	(0.2)	(1)		26.4	26.9	(0.5)	(2)
Long-distance services	4.7	4.9	(0.2)	(4)		9.5	9.8	(0.3)	(3)
Other services	10.5	10.2	0.3	3		21.0	20.8	0.2	1
Total operating revenue	151.0	151.3	(0.3)	(0)		300.6	302.8	(2.2)	(1)
Expenses
Cost of services and products	55.9	56.0	(0.1)	(0)		111.2	111.0	0.2	0
Selling, general and administrative costs	32.7	33.5	(0.8)	(2)		65.3	66.7	(1.4)	(2)
Financing and other transaction costs	1.0	0.2	0.8	400		1.3	0.4	0.9	225
Depreciation and amortization	36.0	34.7	1.3	4		71.5	69.5	2.0	3
Total operating expenses	125.6	124.4	1.2	1		249.3	247.6	1.7	1
Income from operations	25.4	26.9	(1.5)	(6)		51.3	55.2	(3.9)	(7)
Interest expense, net	(19.7)	(20.7)	1.0	5		(39.5)	(45.3)	5.8	13
Other income	9.1	8.8	0.3	3		16.5	17.5	(1.0)	(6)
Income tax expense	4.9	5.5	(0.6)	(11)		10.0	11.0	(1.0)	(9)
Income from continuing operations	9.9	9.5	0.4	4		18.3	16.4	1.9	12
Income from discontinued operations, net of tax	-	(0.2)	0.2	100		-	(0.2)	0.2	100
Net income attributable to noncontrolling interest	0.1	0.1	-	0		0.2	0.2	-	0
Net income attributable to common shareholders	$9.8	$9.2	$0.6	7		$18.1	$16.0	$2.1	13

Adjusted EBITDA (1)	$71.4	$71.8	$(0.4)	(1	) %	$142.4	$145.3	$(2.9)	(2	) %

(1)A non-GAAP measure.  See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2014	2013	Change	% Change
ILEC access lines
Residential	143,060	150,711	(7,651)	(5	) %
Business	106,926	111,870	(4,944)	(4)
Total	249,986	262,581	(12,595)	(5)

Voice connections (1)
Residential	70,276	76,101	(5,825)	(8)
Business	50,273	50,013	260	1
Total	120,549	126,114	(5,565)	(4)

Data and internet connections (2)	259,225	251,306	7,919	3
Video connections (2)	111,211	109,083	2,128	2
Total connections	740,971	749,084	(8,113)	(1)

(1)Voice connections include voice lines outside the Incumbent Local Exchange Carrier (“ILEC”) service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

Operating Revenues

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue increased $0.4 million during the quarter and remained flat for the six months ended June 30, 2014, respectively, compared to the same periods in 2013. Revenue increased despite a 5% decline in local access lines, due to rate increases established to offset the reductions in end user rates in network access services as described below.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to competition from alternative technologies and through our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and wireless backhaul services.  Network access services revenue decreased $2.6 million and $5.5 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013.  Network access revenues decreased due to a reduction in residential federal subscriber line charges in Texas effective in July 2013, which was mitigated in part by an increase in end user rates within local calling services above.  As described in the “Regulatory Matters” section below, network access revenues were also impacted by a decline in intrastate rates resulting from the intercarrier compensation (“ICC”) reform implemented by the Federal Communications Commission (“FCC”).  Certain of our network access revenues are based on rates set or approved by federal and state regulatory commissions which may be subject to change at any time.  Switched and special access revenue also decreased as a result of the decline in local access lines and minutes of use.  However, these declines were partially offset by the continued growth in wireless backhaul services as the demand for wireless data continued to escalate.

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

Video, data and Internet revenue increased $2.0 million and $3.9 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to the continued growth in data and Internet connections and video connections, which increased 3% and 2%, respectively, as of June 30, 2014.  We expect video, data and Internet service revenue to continue to grow and comprise a greater percentage of consolidated operating revenues as a result of growth in commercial services and Metro Ethernet revenue and as a result of the rising consumer demand for data based services.  However, the revenue growth was tempered by a decrease in voice revenue primarily for residential digital phone services due to an 8% decline in voice connections as more consumers begin to rely exclusively on wireless service.

Subsidies

We receive federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues decreased $0.2 million and $0.5 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of the reduction in state funding support for our Texas ILEC effective January 1, 2014.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers.  Long-distance services revenue decreased $0.2 million and $0.3 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Other Services

Other services includes revenues from telephone directory publishing, wholesale transport services, billing and collection services, inside wiring service and maintenance and equipment sales.  Other services revenue increased $0.3 million and $0.2 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013.  The changes in other services revenue was primarily due to a decline in directory publishing revenues, which was offset by an increase in transport services and equipment sales.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $0.1 million during the quarter and increased $0.2 million during the six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to higher costs associated with providing video programming.  Video programming costs continued to increase due to the growth in video connections and an increase in costs per program channel.  However, the increase in video programming costs was partially offset by a reduction in federal universal service fund (“USF”) expense in the current year periods due to the recovery of USF fees related to the 2013 service period as a result of a reduction in the estimated revenue base.  Employee costs also decreased due to a reduction in headcount as a result of integration and cost reduction efforts in 2013 as well as a reduction in pension expense in the current year.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $0.8 million and $1.4 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to a decrease in professional fees for audit and legal services and a decline in pension costs in the current year.  These savings were offset in part by an increase in advertising expense in the current year and changes in bad debt expense due to a reduction in expense in the prior year period.

Financing and Other Transaction Costs

Transaction costs increased $0.8 million and $0.9 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 as a result of the acquisition of Enventis, which is expected to close in the fourth quarter of 2014.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million and $2.0 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013, which was primarily associated with ongoing capital expenditures related to network enhancements and success based capital projects for consumer and commercial services.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, USF subsidies promote widely available, quality telephone service at affordable prices in rural areas.  We received $8.8 million and $17.2 million in USF subsidies in the quarter and six-months ended June 30, 2014, respectively, as compared to $8.2 million and $16.5 million recognized in the same periods in 2013.  Included in the $16.5 million of federal subsidies recorded in the prior year was $3.0 million in revenue that was recognized for eligible telecommunications carriers (“ETC”) who receive high-cost support.  As discussed below, the subsidy was denied and the $3.0 million that was recognized was subsequently reversed in December 2013.

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

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from the USF/Connect America Fund (“CAF”) and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, Phase I of the CAF was implemented, freezing USF support to price cap holding companies until the FCC implements Phase II, which incorporates a broadband cost model to shift support from voice service to broadband.  The Order also modifies the methodology used for ICC for traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our network access revenues decreased approximately $0.5 million and $0.9 million in the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

On June 10, 2014, the FCC released a report and order addressing the transition to CAF Phase II for price cap carriers, the rules for the competitive bidding process and the implementation of the local rate benchmark.  For companies that accept CAF Phase II model based support, there will be a three year transition period in instances where their current Phase I frozen funding exceeds the Phase II funding.  Companies that do not accept the CAF Phase II funding will continue to receive Phase I frozen support amounts until support for their service area is awarded to another carrier through the competitive bidding process, which is expected to be completed by the end of 2015.  In addition, companies that do not accept the model based support will be eligible to participate in the competitive bidding process.  The Company is currently evaluating its options in these matters.

On June 10, 2014, the FCC also issued a Further Notice of Proposed Rulemaking regarding CAF Phase II that, among other things, proposes to increase the download speed requirement from 4 Mbps to 10 Mbps.  In addition, they are considering the proper funding mechanism for areas in which the incumbent provider does not accept Phase II support and the winning bidder does not intend to serve the incumbent’s entire service territory.  Comments are currently being accepted through August 8, 2014, and decisions on the proposals are expected later in the year.

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

Pennsylvania

In 2011, the Pennsylvania Public Utilities Commission (“PAPUC”) issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it would address state universal funding in 2013, but delayed conducting a proceeding pending any activity in House Bill 1608 addressing telecommunications market competition, deregulation and universal service or other activity at the state legislature that may occur in the 2014 legislative session.  We will continue to monitor this matter.

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

Our Texas ILECs have historically received two state funds, the small and rural incumbent local exchange company plan high cost fund (“HCF”) and the high cost assistance fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014,  our annual $1.4 million HCAF support was eliminated, and the frozen HCF support returned to funding on a per line basis.   In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of the settlement agreement, the HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for in April and implemented in June 2014.

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state Commissioners in May 2014 and has been assigned Docket 41608 for which comments are currently being accepted.  We will continue to monitor this matter.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $1.0 million and $5.7 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to a reduction in interest expense related to our interest rate swap agreements as a result of the maturity of several agreements during 2013.  Interest rates on outstanding borrowings under our Credit Agreement also declined due to the amendment of our Credit Agreement in December 2013, as described in the Liquidity and Capital Resources section below.

Investment income increased $0.6 million and $0.2 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher earnings from our wireless partnership interests.  Other, net decreased $0.3 million and $1.1 million during the quarter and six months ended June 30, 2014 compared to the same periods in 2013 due to the sale of an office facility and other related assets in Pennsylvania during the quarter ended March 31, 2014 that resulted in a non-cash loss of $0.8 million, and $0.5 million in bond solicitation fees that were partially offset by $0.3 million in life insurance proceeds during the quarter ended June 30, 2014.

Income Taxes

Income taxes decreased $0.6 million and $1.0 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Our effective rate was 33.0% and 35.3% for the quarter and six months ended June 30, 2014, respectively, compared to 36.4% and 40.2% for the quarter and six-month periods ended June 30, 2013, respectively.  For the quarter and six month periods ended June 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a valuation allowance set up on Federal NOL carryforwards subject to separate return limitation year restrictions.  Exclusive of this adjustment, our effective tax rate for the quarter and six months ended June 30, 2014 would have been approximately 36.6% and 37.2% respectively.  For the six-month period ended June 30, 2013, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible compensation in relation to the acquisition of SureWest. Exclusive of this adjustment, our effective tax rate for the six months ended June 30, 2013 would have been approximately 36.7%

Non-GAAP Measures

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters and six months ended June 30, 2014 and 2013:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2014	2013	2014	2013
Net cash provided by operating activities from continuing operations	$38,651	$29,623	$87,045	$67,346
Adjustments:
Non-cash, stock-based compensation	(940)	(784)	(1,724)	(1,440)
Other adjustments, net	18	349	(2,732)	(1,820)
Changes in operating assets and liabilities	8,163	15,081	7,267	21,882
Interest expense, net	19,728	20,697	39,559	45,297
Income taxes	4,871	5,465	9,993	11,014
EBITDA	70,491	70,431	139,408	142,279

Adjustments to EBITDA:
Other, net (1)	(8,770)	(7,066)	(16,487)	(14,150)
Investment distributions (2)	8,706	7,660	17,792	15,761
Non-cash, stock-based compensation (3)	940	784	1,724	1,440
Adjusted EBITDA	$71,367	$71,809	$142,437	$145,330

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

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, and, if needed, from borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures, meet scheduled payments of long-term debt, make dividend payments, and to invest in future business opportunities.

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows provided by (used in):
Operating activities:
Continuing operations	$87,045	$67,346
Discontinued operations	-	(3,097)
Investing activities:
Continuing operations	(49,196)	(52,704)
Discontinued operations	-	(48)
Financing activities:
Continuing operations	(38,518)	(25,831)
Decrease in cash and cash equivalents	$(669)	$(14,334)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $87.0 million during the six-month period ended June 30, 2014, an increase of $19.7 million compared to the same period in 2013.  Cash provided by operating activities increased primarily as a result of the timing in payments to suppliers and the payment of accrued transaction costs in 2013.  We also received additional cash distributions from our wireless partnerships in 2014.  These increases were offset in part by an increase in contributions to our pension plans in 2014.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $49.2 million during the six-month period ended June 30, 2014, a decrease of $3.5 million compared to the same period in 2013 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $50.4 million during the six-month period ended June 30, 2014, a decrease of $2.2 million compared to the same period in 2013.  Capital expenditures for the remainder of 2014 are expected to be $47.0 million to $53.0 million of which approximately 60% is planned for success-based capital projects for residential and commercial initiatives. Capital expenditures for the remainder of 2014 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services in order to retain and acquire more customers through a broader set of products.

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at June 30, 2014, the borrowing margin for the next three month period ending September 30, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2014 and December 31, 2013, borrowings of $13.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2014.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.23% at June 30, 2014 and December 31, 2013.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2014, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of June 30, 2014, we had $231.3 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2014, our total net leverage ratio under the Credit Agreement was 4.29:1.00, and our interest coverage ratio was 3.56:1.00.

Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 through our wholly-owned subsidiary, Consolidated Communications Finance Co. (“Finance Co.”) for the acquisition of SureWest .  The Senior Notes will mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The Senior Notes were sold in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and outside the United States in compliance with Regulation S under the Securities Act.  In addition, some of the Senior Notes were sold to certain “accredited investors” (as defined in Rule 501 under the Securities Act).  The Senior Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount is being amortized over the term of the Senior Notes.  Upon closing of the SureWest acquisition on July 2, 2012, Finance Co. merged with and into our wholly-owned subsidiary Consolidated Communications, Inc., (“CCI”) which assumed the Senior Notes, and we and certain of our subsidiaries fully and unconditionally guaranteed the Senior Notes.  On August 3, 2012, SureWest and its subsidiaries guaranteed the Senior Notes.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of the SureWest acquisition but not yet reflected in historical results.  At June 30, 2014, this ratio was 4.28:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the Senior Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the Senior Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the Senior Notes indenture.  Since dividends of $124.1 million have been paid since May 30, 2012, at June 30, 2014 there was $215.8 million of the $339.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends, exclusive of the quarterly dividend declared in April 2014 and payable on August 1, 2014.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the Senior Notes in order to amend the indenture governing the Senior Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the Senior Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the Senior Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, consent fees of $2.5 million paid to the holders of the Senior Notes who validly consented to the proposed amendment were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and amortized over the remaining term of the Senior Notes.  Solicitation fees of $0.5 million were recognized as other expense in the condensed consolidated statements of income during the quarter ended June 30, 2014.

Bridge Loan Facility

In connection with the anticipated acquisition of Enventis, the Company entered into a $140.0 million senior unsecured bridge loan facility (“Bridge Facility”) on June 29, 2014 in order to fund the anticipated acquisition including the related fees and expenses and to repay the existing indebtedness of Enventis of approximately $135.0 million.  The Bridge Facility will be available in a single borrowing on the closing date of the acquisition and bears interest at a rate of 10.875%.  No amount has been drawn or funded under the Bridge Facility as of June 30, 2014.  The Bridge Facility matures one year from the closing date of the acquisition or may be extended to June 1, 2020 if not repaid in full by the initial maturity date.  In connection with entering into the Bridge Facility, commitment fees of $1.4 million were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and are being amortized over the expected life of the Bridge Facility of less than one year.

Capital Leases

As of June 30, 2014, we had seven capital leases which expire between 2015 and 2021.  As of June 30, 2014, the present value of the minimum remaining lease commitments was approximately $4.8 million, of which $0.7 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $7.0 million as of June 30, 2014, of which $6.3 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $31.1 million and $31.0 million in dividend payments to shareholders during the six-month period ended June 30, 2014 and 2013, respectively. In April 2014, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on August 1, 2014 to stockholders of record at the close of business on July 15, 2014.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2014	2013
Cash and cash equivalents	$4,882	$5,551
Working capital (deficit)	(33,042)	(29,979)
Current ratio	0.71	0.75

Our most significant uses of funds in the remainder of 2014 are expected to be for: (i) dividend payments of approximately $32.0 million; (ii) interest payments on our indebtedness of between $35.0 million and $38.0 million and principal payments on debt of $4.6 million; (iii) capital expenditures of between $47.0 million and $53.0 million and (iv) pension and other post-retirement obligations of $10.7 million.  However, in the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.  In addition, we expect to use significant funds in connection with the acquisition of Enventis, which is expected to close in the fourth quarter of 2014.  As discussed above, we obtained a commitment for the financing of the acquisition through a $140.0 million bridge loan facility in order to repay the existing indebtedness of Enventis and to fund the related fees and expenses in connection with the acquisition.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility and bridge loan facility will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2014, we had approximately $2.8 million of these bonds outstanding.

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

In 2014, we expect to make contributions totaling approximately $15.5 million to our pension plans and $2.5 million to our other post-retirement plans.  As of June 30, 2014, we have contributed $5.9 million and $1.4 million to our pension plans and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. Although the broadband cost model for this reform is still being developed, we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $0.5 million and $0.9 million during the quarter and six months ended June 30, 2014 compared to the same periods in 2013.  We anticipate network access revenues will continue to decline as a result of the Order through 2017 by as much as $1.6 million in the remainder of 2014, and $2.1 million, $1.9 million, $4.7 million in 2015, 2016, and 2017, respectively.  These reductions will continue to be offset in part by local rate increases in specific markets over the course of the reform period.

In accordance with the provisions of SB 583, as discussed above in the “Regulatory Matters” section, our annual $1.4 million Texas HCAF was eliminated, effective January 1, 2014.  In addition, the terms of the settlement agreement reached with the PUCT in August 2013 returned our HCF support funding to a per line basis as of January 2014, and will reduce our HCF draw by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for in April and implemented in June 2014.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2013 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2014, Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance requiring a performance target that could be achieved after the requisite service period has ended to be treated as a performance condition affecting vesting of the award and therefore not reflected in estimating the fair value of the award at the date of grant. The amended guidance is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2016. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method.  If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard as well as summarized financial data for five years.  We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

At June 30, 2014, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of June 30, 2014, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at June 30, 2014 that is not subject to a variable rate floor, a 1.0% change in market interest rates would not have a significant impact to annual interest expense.

As of June 30, 2014, the fair value of our interest rate swap agreements amounted to a net liability of $2.1 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $1.5 million at June 30, 2014.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014.

Change in internal control over financial reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the remainder of the year ending December 31, 2014, we expect the following changes to our internal controls over financial reporting to occur:

•                  As part of the merger with SureWest Communications (“SureWest”), the customer billing and accounts receivable systems used by SureWest are being migrated to our common systems.  The conversion of the SureWest billing and accounts receivable system is scheduled to occur in late September 2014.  For the quarter and six months ended June 30, 2014, we recorded revenue utilizing the SureWest billing system of approximately $62.2 million and $123.9 million, respectively, which represents approximately 41% of the recorded revenue for the quarter and six months ended June 30, 2014.  At June 30, 2014, the accounts receivable balance maintained by the SureWest billing system was $17.3 million or approximately 34% of our total accounts receivable balance. We expect that the overall effectiveness of our internal controls over financial reporting as they relate to the revenue and accounts receivable processes will not be significantly impacted by the completion of the SureWest billing integration effort.

•                  In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended December 31, 2013, management based its assessment on the framework set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. On May 14, 2013, COSO issued an updated framework, referred to as the 2013 COSO framework. COSO has indicated that after December 15, 2014, it will consider the 1992 framework to have been superseded.  We have reviewed the COSO 2013 framework and will integrate the changes into the Company’s internal controls over financial reporting during 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO framework and that the change will not be significant to our overall control structure over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Four putative class action lawsuits have been filed by alleged Enventis Corporation (“Enventis”) shareholders challenging the Company’s proposed merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors have been named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions are called: Hoepner v. Enventis Corp. et al, filed July 15, 2014, Case No. 07-CV-14-2489, Bockley v. Finke et al, filed July 18, 2014, Case No. 07-CV-14-2551, Kaplan et al v. Enventis Corp. et al, filed July 21, 2014, Case No. 07-CV-14-2575, and Marcial v. Enventis Corp. et al., filed July 25, 2014, Case No. 07-CV-14-2628.  The actions generally allege, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly is unfair to the Enventis shareholders and agreeing to terms that allegedly unduly restrict other bidders from making a competing offer.  The complaints also allege that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits seek, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  We believe that these claims are without merit.

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

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008, 2009, and 2010.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.  For the CCES subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $1.9 million.  As of March 2013, all three of these cases have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008, 2009, and 2010 is approximately $2.0 million.  As of December 2013 the cases for calendar years 2009 and 2010 have been appealed, and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The calendar year 2008 audit result was appealed to the Board of Finance and Revenue on March 19, 2014.  We anticipate that the 2008 case will be continued pending the outcome of the Verizon litigation as well.  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.  Additionally, in May 2014, the DOR conducted an audit of calendar years 2011, 2012 and 2013 for both CCPA and CCES.  The Company has not received any audit findings from that audit as of this time.

On January 18, 2012, we filed a petition with the U.S. Court of Appeals for the District of Columbia Circuit to review the Federal Communications Commission’s (“FCC”) Order issued November 18, 2011 that reformed intercarrier compensation and core parts of the Universal Service Fund.  We appealed five core issues in the November 18, 2011 FCC Order. This matter was heard by the U.S. Court of Appeals for the Tenth Circuit on November 19, 2013.  In May 2014, the Court ruled in favor of the FCC on all issues.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

Item 6. Exhibits

(a) Exhibits

2.1*

Agreement and Plan of Merger, dated as of June 29, 2014, by and among the Company, Enventis Corporation and Sky Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 29, 2014).

3.1

Amended and Restated Bylaws of Consolidated Communications Holdings Inc., as amended as of June 29, 2014 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated June 29, 2014).

4.1

Third Supplemental Indenture, dated as of April 1, 2014, among the Company, Consolidated Communications Inc., each of the subsidiaries listed on the signature page thereto, and Wells Fargo Bank, National Associations (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 1, 2014).

10.1

Commitment Letter, dated as of June 29, 2014, from Morgan Stanley Senior Funding, Inc., WF Investment Holdings, LLC, Wells Fargo Securities, LLC, RBS Securities Inc. and The Royal Bank of Scotland plc and agreed to and accepted by Consolidated Communications Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 29, 2014).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

*Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted. The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 1, 2014	By:	/s/ Robert J. Currey
Robert J. Currey,
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 1, 2014	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)