Form 10-Q
period 2014-09-30
Consolidated Communications Holdings, Inc.
filed 2014-11-10
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ____          No   X

On October 27, 2014, the registrant had 50,433,553 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$149,040	$150,773	$449,724	$453,621

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	56,435	55,780	167,653	166,774
Selling, general and administrative expenses	32,659	33,715	97,945	100,385
Financing and other transaction costs	729	355	1,995	712
Depreciation and amortization	34,968	34,756	106,515	104,306
Income from operations	24,249	26,167	75,616	81,444

Other income (expense):
Interest expense, net of interest income	(20,721)	(20,632)	(60,280)	(65,929)
Investment income	8,315	9,687	25,964	27,164
Other, net	293	(687)	(862)	(712)
Income from continuing operations before income taxes	12,136	14,535	40,438	41,967

Income tax expense	4,387	4,205	14,380	15,219

Income from continuing operations	7,749	10,330	26,058	26,748

Discontinued operations, net of tax:
Income (loss) from discontinued operations, net of tax	-	92	-	(156)
Gain on sale of discontinued operations, net of tax	-	1,333	-	1,333
Total discontinued operations	-	1,425	-	1,177

Net income	7,749	11,755	26,058	27,925
Less: net income attributable to noncontrolling interest	107	61	285	254
Net income attributable to common shareholders	$7,642	$11,694	$25,773	$27,671

Net income per common share - basic and diluted
Income from continuing operations	$0.19	$0.26	$0.63	$0.65
Discontinued operations, net of tax	-	0.03	-	0.03
Net income per basic and diluted common share attributable to common shareholders	$0.19	$0.29	$0.63	$0.68
Dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,749	$11,755	$26,058	$27,925
Pension and post-retirement obligations:
Amortization of actuarial (gains) losses and prior service credit to earnings, net of tax	(136)	433	(408)	1,381
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	-	(417)	-	(285)
Reclassification of realized loss to earnings, net of tax	290	566	1,001	3,411
Comprehensive income	7,903	12,337	26,651	32,432
Less: comprehensive income attributable to noncontrolling interest	107	61	285	254
Total comprehensive income attributable to common shareholders	$7,796	$12,276	$26,366	$32,178

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,890	$5,551
Restricted cash	204,803	-
Accounts receivable, net	51,388	52,033
Income tax receivable	804	9,796
Deferred income taxes	8,905	7,960
Prepaid expenses and other current assets	13,756	12,380
Total current assets	284,546	87,720

Property, plant and equipment, net	859,620	885,362
Investments	113,594	113,099
Goodwill	603,446	603,446
Other intangible assets	33,018	40,084
Deferred debt issuance costs, net and other assets	19,231	17,667
Total assets	$1,913,455	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,991	$4,885
Advance billings and customer deposits	23,512	25,934
Dividends payable	15,607	15,520
Accrued compensation	17,534	22,252
Accrued interest	12,433	3,524
Accrued expense	33,008	35,173
Current portion of long-term debt and capital lease obligations	9,809	9,751
Current portion of derivative liability	877	660
Total current liabilities	117,771	117,699

Long-term debt and capital lease obligations	1,407,354	1,212,134
Deferred income taxes	180,204	179,859
Pension and other postretirement obligations	60,822	75,754
Other long-term liabilities	12,463	9,593
Total liabilities	1,778,614	1,595,039

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 40,289,154 and 40,065,246 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	403	401
Additional paid-in capital	130,055	148,433
Retained earnings	-	-
Accumulated other comprehensive loss, net	(407)	(1,000)
Noncontrolling interest	4,790	4,505
Total shareholders’ equity	134,841	152,339
Total liabilities and shareholders’ equity	$1,913,455	$1,747,378

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by continuing operations	$133,364	$124,053
Net cash used in discontinued operations	-	(3,412)
Net cash provided by operating activities	133,364	120,641

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(76,038)	(80,584)
Proceeds from sale of assets	1,563	111
Restricted cash related to acquisition	(149,917)	-
Other	-	(238)
Net cash used in continuing operations	(224,392)	(80,711)
Net cash provided by discontinued operations	-	2,331
Net cash used in investing activities	(224,392)	(78,380)

Cash flows from financing activities:
Proceeds from bond offering	200,000	-
Restricted cash on bond offering	(54,886)	-
Proceeds from the issuance of long-term debt	28,000	57,000
Payment of capital lease obligation	(481)	(368)
Payment on long-term debt	(32,825)	(63,930)
Payment of financing costs	(2,707)	-
Dividends on common stock	(46,734)	(46,526)
Net cash provided by (used in) financing activities	90,367	(53,824)

Decrease in cash and cash equivalents	(661)	(11,563)

Cash and cash equivalents at beginning of period	5,551	17,854

Cash and cash equivalents at end of period	$4,890	$6,291

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

We offer a wide range of telecommunications services to residential and business customers in the areas we serve. Our telecommunications services include local and long-distance service, high-speed broadband Internet access, video services, digital telephone service (“VOIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, directory publishing, Competitive Local Exchange Carrier (“CLEC”) services and equipment sales. As of September 30, 2014, we had approximately 245 thousand access lines, 119 thousand voice connections, 261 thousand data and Internet connections and 111 thousand video connections.

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of income, comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year. The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements thereto included in our 2013 Annual Report on Form 10-K filed with the SEC.

Recent Business Developments

Enventis Merger

On June 29, 2014, we entered into an agreement and plan of merger with Enventis Corporation, a Minnesota corporation (“Enventis”), to acquire all the issued and outstanding shares of Enventis in exchange for shares of our common stock and cash in lieu of fractional shares. On October 16, 2014, the merger was completed and Enventis became a wholly owned subsidiary of the Company. For a more complete discussion of the transaction, refer to Note 2.

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

Recent Accounting Pronouncements

In August 2014, FASB issued the Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The new guidance is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2016. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard as well as summarized financial data for five years. We are currently evaluating the impact this update will have on our condensed consolidated financial statements as well as the transition method we will use.

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

2. ACQUISITION AND DISPOSITIONS

Merger with Enventis Corporation

On June 29, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Sky Merger Sub Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, and Enventis, to acquire all the issued and outstanding shares of Enventis in exchange for shares of our common stock and cash in lieu of fractional shares. Enventis is an advanced communications provider, which services business and residential customers primarily in the upper Midwest. On October 16, 2014, the acquisition of Enventis was completed, and as a result, Enventis became a wholly-owned subsidiary of the Company. The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the merger, each share of common stock, no par value, of Enventis owned immediately prior to the effective time of the merger converted into and became the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock plus cash in lieu of fractional shares, as set forth in the Merger Agreement. Based on the closing price of our common stock on the date preceding the merger, the total value of the purchase consideration to be exchanged is approximately $257.7 million, excluding the assumption of debt of approximately $149.9 million. On the date of the merger, we issued an approximate aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.

The acquisition will be accounted for in accordance with the acquisition method of accounting for business combinations. The tangible and intangible assets acquired and liabilities assumed will be recorded at their estimated fair values as of the date of the acquisition. The results of operations of Enventis will be reported in our consolidated financial statements beginning as of the effective date of the acquisition. Due to the limited time between the acquisition date and this filing, the initial accounting for the business combination and the valuation of the assets acquired and liabilities assumed has not been completed, including the measurement of certain intangible assets and goodwill and the preparation of supplemental pro forma information. We have not included pro forma revenue or earnings information of the combined entity as the information required to determine any pro forma adjustments is not available as of the date of this filing.

Upon closing of the Enventis acquisition or shortly thereafter, various triggering events occurred which will result in the payment of various change in control payments and other contingent payments to certain Enventis employees. The estimated cash payments under these agreements will be approximately $7.0 million and are expected to be paid in the second quarter of 2015.

Transaction costs related to the acquisition of Enventis were $0.7 million and $1.7 million during the quarter and nine months ended September 30, 2014, respectively, which are included in financing and other transaction costs in the condensed consolidated statements of income.

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

The following table summarizes the financial information for the Prison Services operations for the quarter and nine months ended September 30, 2013:

	Quarter Ended	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2013
Operating revenues	$373	$5,622
Operating expenses including depreciation and amortization	306	5,883
Income (loss) from operations	67	(261)
Income tax benefit	(25)	(105)
Income (loss) from discontinued operations	$92	$(156)

Gain on sale of discontinued operations, net of tax	$1,333	$1,333

3. EARNINGS PER SHARE

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Income from continuing operations	$7,749	$10,330	$26,058	$26,748
Less: net income attributable to noncontrolling interest	107	61	285	254
Income attributable to common shareholders before allocation of earnings to participating securities	7,642	10,269	25,773	26,494
Less: earnings allocated to participating securities	153	131	459	394
Income from continuing operations attributable to common shareholders	7,489	10,138	25,314	26,100
Net income from discontinued operations	-	1,425	-	1,177
Net income attributable to common shareholders	$7,489	$11,563	$25,314	$27,277
Weighted-average number of common shares outstanding	39,877	39,755	39,877	39,755
Basic and diluted earnings per common share:
Income from continuing operations	$0.19	$0.26	$0.63	$0.65
Income from discontinued operations, net of tax	-	0.03	-	0.03
Net income per common share attributable to common shareholders	$0.19	$0.29	$0.63	$0.68

Diluted earnings per common share attributable to common shareholders for the quarter and nine months ended September 30, 2014 excludes 0.4 million shares of potential common shares that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect. For the quarter and nine months ended September 30, 2013, diluted earnings per share excluded 0.4 million and 0.3 million potential common shares, respectively.

4. INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Cash surrender value of life insurance policies	$1,898	$2,183
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	5,107	5,112
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	28,020	27,467
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,448	7,696
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	24,585	24,105
CVIN, LLC (12.09% interest)	1,936	1,936
Totals	$113,594	$113,099

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area. Because of our limited influence over these partnerships, we use the cost method to account for both of these investments. It is not practical to estimate fair value of these investments. We did not evaluate any of the investments for impairment during the quarters or nine months ended September 30, 2014 or 2013 as no factors indicating impairment existed. For the quarters ended September 30, 2014 and 2013, we received cash distributions from these partnerships totaling $3.8 million and $4.3 million, respectively. For the nine months ended September 30, 2014 and 2013, we received cash distributions from these partnerships totaling $11.1 million and $12.1 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”). RSA #17 provides cellular service to a limited rural area in Texas. RSA 6 (I) and RSA 6 (II) provide cellular service in and around our Pennsylvania service territory. Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. For the quarters ended September 30, 2014 and 2013, we received cash distributions from these partnerships totaling $3.8 million and $4.2 million, respectively. For the nine months ended September 30, 2014 and 2013, we received cash distributions from these partnerships totaling $14.2 million and $12.2 million, respectively.

We have a 12.09% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California. Because we have significant influence over the operating and financial policies of this entity, we account for this investment using the equity method. During the quarter and nine months ended September 30, 2013, we made additional capital investments of $0.1 million and $0.2 million, respectively, in this partnership. We did not receive any distributions from this partnership during the quarters or nine months ended September 30, 2014 and 2013.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2014(1)	2013	2014(2)	2013
Total revenues	$69,219	$82,394	$233,263	$238,455
Income from operations	18,473	25,874	67,779	74,762
Net income before taxes	24,273	25,896	73,635	74,808
Net income	24,273	25,896	73,635	74,808

	September 30,	December 31,
(In thousands)	2014(3)	2013
Current assets	$56,915	$54,837
Non-current assets	92,414	87,968
Current liabilities	14,816	15,221
Non-current liabilities	3,001	1,786
Partnership equity	131,512	125,799

(1) Quarter ended September 30, 2014 excludes total revenue and income from operations of RSA 6(I), as the information was not available at the time of this filing; however estimated net income before taxes and net income are included.

(2) Nine months ended September 30, 2014 excludes total revenue and income from operations of RSA 6(I) for the quarter ended September 30, 2014, as the information was not available at the time of this filing; however, estimated net income before taxes and net income are included.

(3) Financial position as of September 30, 2014 for RSA 6(I) is as of June 30, 2014, which was the most recent available data at the time of this filing.

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at September 30, 2014 and December 31, 2013 were as follows:

		As of September 30, 2014
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(877)	$–	$(877)	$–
Long-term interest rate swap liabilities	(583)	–	(583)	–
Total	$(1,460)	$–	$(1,460)	$–

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(660)	$–	$(660)	$–
Long-term interest rate swap liabilities	(1,959)	–	(1,959)	–
Total	$(2,619)	$–	$(2,619)	$–

We have not elected the fair value option for any of our financial assets or liabilities. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$61,989	n/a	$61,204	n/a
Investments, at cost	$49,707	n/a	$49,712	n/a
Long-term debt	$1,412,522	$1,456,281	$1,216,764	$1,261,508

Cost & Equity Method Investments

Our investments at September 30, 2014 and December 31, 2013 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank. These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.              LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Senior secured credit facility:
Term Loan 4, net of discount of $4,096 and $4,537 at September 30, 2014 and December 31, 2013, respectively	$899,079	$905,463
Revolving loan	15,000	13,000
10.875% Senior notes due 2020, net of discount of $1,557 and $1,699 at September 30, 2014 and December 31, 2013, respectively	298,443	298,301
6.50% Senior notes due 2022	200,000	-
Capital leases	4,641	5,121
	1,417,163	1,221,885
Less: current portion of long-term debt and capital leases	(9,809)	(9,751)
Total long-term debt	$1,407,354	$1,212,134

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

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 are not repaid or redeemed in full by December 31, 2019. The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan. The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio. Based on our leverage ratio at September 30, 2014, the borrowing margin for the next three month period ending December 31, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan. The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end. As of September 30, 2014 and December 31, 2013, borrowings of $15.0 million and $13.0 million, respectively, were outstanding under the revolving credit facility. A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of September 30, 2014. The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.23% at September 30, 2014 and December 31, 2013. Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock. We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement. As of September 30, 2014, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement. As of September 30, 2014, we had $230.4 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments. During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things. In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing. Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively. As of September 30, 2014, our total net leverage ratio under the Credit Agreement was 4.35:1.00, and our interest coverage ratio was 3.51:1.00.

Senior Notes

6.50% Senior Notes

On September 18, 2014, Consolidated Communications Finance II Co., a wholly–owned subsidiary of the Company completed an offering of $200.0 million aggregate principal amount of 6.50% senior notes due in 2022 (the “2022 Notes”). Interest on the 2022 Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2015. The 2022 Notes were priced at par, which resulted in total gross proceeds of $200.0 million.

The proceeds from the sale of the 2022 Notes with interest payable through January 31, 2015 were held in an escrow account pending the completion of the Enventis acquisition. At September 30, 2014, restricted cash consisted of the $200.0 million of gross proceeds from the issuance of the 2022 Notes plus $4.8 million of interest held in the escrow account.

Upon closing of the Enventis acquisition, the obligations under the 2022 Notes were assumed by Consolidated Communications, Inc. (“CCI”) and were guaranteed by the Company and certain of its wholly-owned subsidiaries. On October 16, 2014, the net proceeds from the issuance of the 2022 Notes were released from escrow and used to finance the acquisition of Enventis including related fees and expenses, to repay the existing indebtedness of Enventis and to repurchase a portion of our 10.875% Senior Notes due 2020, as described below.

A portion of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors (“related party”). The related party purchased $5.0 million of the 2022 Notes on the same terms available to other investors.

10.875% Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 (the “2020 Notes”). The 2020 Notes mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012. The 2020 Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%. This discount is being amortized over the term of the 2020 Notes. CCI is the primary obligor under the 2020 Notes, and we and certain of our subsidiaries have fully and unconditionally guaranteed the 2020 Notes.

In 2013, we completed an exchange offer to issue registered notes (“Exchange Notes”) for $287.3 million of the original 2020 Notes. The terms of the Exchange Notes are substantially identical to the 2020 Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the 2020 Notes do not apply to the Exchange Notes. The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2020 Notes outstanding.

On October 16, 2014, we redeemed $46.8 million of the original aggregate principal amount of the 2020 Notes at a price of 116.75%, plus accrued and unpaid interest.  In connection with the repurchase of the 2020 Notes, we paid $56.5 million and recognized a loss of approximately $9.4 million on the partial extinguishment of debt during the fourth quarter ended December 31, 2014.

Senior Notes Covenant Compliance

The indenture governing the 2020 Notes contains customary covenants for high yield notes, which limits CCI’s and its restricted subsidiaries’ ability to: incur debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.

Among other matters, the 2020 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At September 30, 2014, this ratio was 4.38:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the 2020 Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the 2020 Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $139.7 million have been paid since May 30, 2012, at September 30, 2014 there was $231.5 million of the $371.2 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends, exclusive of the quarterly dividend declared in July 2014 and payable on November 1, 2014.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the 2020 Notes in order to amend the indenture governing the 2020 Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the 2020 Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the 2020 Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, consent fees of $2.5 million paid to the holders of the 2020 Notes who validly consented to the proposed amendment were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and amortized over the remaining term of the 2020 Notes.  Solicitation fees of $0.5 million were recognized as other expense in the condensed consolidated statements of income during the nine months ended September 30, 2014.

The indenture governing the 2022 Notes contains substantially the same covenants as the indenture governing the 2020 notes, except that the indenture governing the 2022 Notes provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.75:1.00 or greater.

Bridge Loan Facility

In connection with the acquisition of Enventis, the Company entered into a $140.0 million senior unsecured bridge loan facility (“Bridge Facility”) on June 29, 2014 in order to fund the anticipated acquisition including the related fees and expenses and to repay the existing indebtedness of Enventis.  As anticipated, financing for the Enventis acquisition was completed through the 2022 Note offering, as described above, replacing the Bridge Facility on the closing date of the acquisition.  No amounts were drawn or funded under the Bridge Facility prior to replacement.  In connection with entering into the Bridge Facility, commitment fees of $1.4 million were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and amortized over the expected life of the Bridge Facility through October 2014.

Capital Leases

As of September 30, 2014, we had seven capital leases which expire between 2015 and 2021.  As of September 30, 2014, the present value of the minimum remaining lease commitments was approximately $4.6 million, of which $0.7 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $6.9 million as of September 30, 2014, of which $5.2 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding at September 30, 2014:

(In thousands)	Notional Amount	2014 Balance Sheet Location	Fair Value

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Other long-term liabilities	$(465)
Fixed to 1-month floating LIBOR	225,000	Current portion of derivative liability	(877)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(118)
Total Fair Values			$(1,460)

The following interest rate swaps were outstanding at December 31, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value

De-designated Hedges:
Fixed to 1-month floating LIBOR	$175,000	Other long-term liabilities	$(1,897)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(660)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(62)
Total Fair Values			$(2,619)

As of September 30, 2014, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

In December 2013, $325.0 million notional interest rate swaps previously designated as cash flow hedges were de-designated as a result of the amendment to our Credit Agreement on December 23, 2013 as discussed in Note 6.  The interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is amortized to earnings over the remaining term of the swap agreements.  Subsequent to the de-designation of the interest rate swaps, changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the quarter and nine months ended September 30, 2014, a gain of $0.7 million and $1.2 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

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

At September 30, 2014 and December 31, 2013, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.0 million and $2.6 million, respectively.  The estimated amount of losses included in AOCI as of September 30, 2014 that will be recognized in earnings in the next twelve months is approximately $1.0 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Gain recognized in AOCI, pretax	$-	$(673)	$-	$(460)
Deferred losses reclassed from AOCI to interest expense	$(468)	$(913)	$(1,616)	$(5,450)

8.     EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine month periods ended September 30, 2014 and 2013:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Restricted stock	$531	$466	$1,575	$1,383
Performance shares	417	328	1,097	851
Total	$948	$794	$2,672	$2,234

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of September 30, 2014, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $5.2 million and will be recognized over a weighted-average period of approximately 1.2 years.

The following table summarizes the RSA and PSA activity for the nine month period ended September 30, 2014:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2014	123,501	$17.32	64,266	$17.96
Shares granted	132,781	$19.74	91,127	$17.13
Non-vested shares outstanding - September 30, 2014	256,282		155,393

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine month period ended September 30, 2014:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2013	$643	$(1,643)	$(1,000)
Amounts reclassified from accumulated other comprehensive income	(408)	1,001	593
Net current period other comprehensive income	(408)	1,001	593
Balance at September 30, 2014	$235	$(642)	$(407)

The following table summarizes reclassifications from accumulated other comprehensive loss during the quarters and nine month periods ended September 30, 2014 and 2013:

	Amount Reclassified from AOCI
	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2014	2013	2014	2013	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$80	$247	$239	$478	(a)
Actuarial gain (loss)	142	(957)	426	(2,739)	(a)
	222	(710)	665	(2,261)	Total before tax
	(86)	277	(257)	880	Tax (expense) benefit
	$136	$(433)	$408	$(1,381)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(468)	$(913)	$(1,616)	$(5,450)	Interest expense
	178	347	615	2,039	Tax benefit
	$(290)	$(566)	$(1,001)	$(3,411)	Net of tax

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

In connection with our acquisition of SureWest Communications (“SureWest”), we assumed sponsorship in 2012 of a frozen non-contributory defined benefit pension plan (the “SureWest Plan”).  The SureWest Plan covers certain eligible employees and benefits are based on years of service and the employee’s average compensation during the five highest consecutive years of the last ten years of credited service.  This plan has previously been frozen so that no person is eligible to become a new participant and all future benefit accruals for existing participants have ceased.  As of January 1, 2014, the SureWest Plan was merged into and consolidated with the Retirement Plan.

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and nine month periods ended September 30, 2014 and 2013:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$140	$(51)	$420	$557
Interest cost	4,074	3,758	12,221	11,480
Expected return on plan assets	(5,776)	(5,188)	(17,329)	(15,490)
Net amortization loss	4	957	14	2,739
Prior service credit amortization	(114)	(202)	(343)	(343)
Net periodic pension benefit	$(1,672)	$(726)	$(5,017)	$(1,057)

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of a subsidiary of TXUCV, which was acquired in 2004.  The benefits are payable for up to the life of the participant or to the beneficiary upon the death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen by TXUCV’s predecessor company prior to our acquisition of TXUCV.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended September 30, 2014 and 2013 and $0.3 million and $0.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively.  The net present value of the remaining obligations was approximately $1.5 million and $1.8 million at September 30, 2014 and December 31, 2013, respectively, and is included in pension and post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 28 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income during the nine-month period ended September 30, 2014.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $1.9 million at September 30, 2014 and $2.2 million at December 31, 2013.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of net periodic pension cost for our post-retirement plans for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$91	$231	$271	$694
Interest cost	354	398	1,064	1,181
Expected return on plan assets	(54)	(58)	(164)	(174)
Net amortization gain	(146)	-	(440)	-
Net prior service cost (credit) amortization	34	(45)	104	(135)
Net periodic postretirement benefit cost	$279	$526	$835	$1,566

Contributions

We expect to contribute approximately $11.1 million to our pension plans and $2.5 million to our other post-retirement plans in 2014.  As of September 30, 2014, we have contributed $9.3 million and $1.9 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.                INCOME TAXES

We did not have any unrecognized tax benefits as of September 30, 2014 and December 31, 2013.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At September 30, 2014, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2010 through 2013.  The periods subject to examination for our state returns are years 2009 through 2013.  We are currently under examination by federal taxing authorities.  We have received proposed assessments in connection with our federal examination for tax years ended December 31, 2010 and 2011.  We are in the process of responding to the Internal Revenue Service (“IRS”) and providing support for our tax position.  We believe that our tax position will, more likely than not, be upheld based on the technical merits of our position.  Accordingly, we have not made any adjustments to our unrecognized tax benefits for the proposed assessments.  We do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows.

Our effective tax rate was 36.2% and 28.9% for the quarters ended September 30, 2014 and 2013, respectively and 35.6% and 36.3% for the nine-month periods ended September 30, 2014 and 2013, respectively.  For the nine-month period ended September 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a $0.5 million valuation allowance set up on Federal NOL carryforwards subject to separate return limitation year restrictions.  We also recognized approximately $0.01 million of tax benefit in the third quarter of 2014 to adjust our 2013 provision to match our 2013 returns compared to $0.7 million of tax expense in the third quarter of 2013 to adjust our 2012 provision to match our 2012 returns.  In the quarter and nine-month period ended September 30, 2013, we recorded a decrease of $1.2 million to our unrecognized tax benefits, which reduced our tax expense by $0.8 million, due to the expiration of a state statute of limitations.  Exclusive of these adjustments, our effective tax rate would have been approximately 36.2% for each of the quarters ended September 30, 2014 and 2013, respectively and 36.8% and 36.5% for the nine-month periods ended September 30, 2014 and 2013, respectively.

On September 13, 2013, Treasury and the IRS issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and we do not expect they will have a material adverse impact on our consolidated results of operations, cash flows or financial position.

11.  COMMITMENTS AND CONTINGENCIES

Five putative class action lawsuits have been filed by alleged Enventis shareholders challenging the Company’s proposed merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors have been named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions are called: Hoepner v. Enventis Corp. et al, filed July 15, 2014, Case No. 07-CV-14-2489, Bockley v. Finke et al, filed July 18, 2014, Case No. 07-CV-14-2551, Kaplan et al v. Enventis Corp. et al, filed July 21, 2014, Case No. 07-CV-14-2575, Marcial v. Enventis Corp. et al., filed July 25, 2014, Case No. 07-CV-14-2628, and Barta v. Finke et al, filed August 14, 2014, Case No. 07-CV-14-2854.  The actions generally allege, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly is unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restrict other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also allege that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits seek, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believe that these claims are without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.”

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we would pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits would be available for services performed in connection with the pole attachment applications within five years of the execution of the Agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the Agreement we recorded an additional $0.9 million, which included estimated legal fees.  In October 2014, Salsgiver rejected the Agreement, remanding the case back to the court.  A trial is anticipated to occur in the first quarter of 2015; however, we believe that despite the rejection, the $1.3 million currently accrued represents management’s best estimate of the probable payment.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008 through 2013.  In addition, a re-audit was performed on CCPA for the 2010 calendar year.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008-2013 is approximately $5.0 million.  Audits for calendar years 2008-2010 have been filed for appeal and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013 were received on September 16, 2014.  We are waiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008-2013 (using the re-audited 2010 number) is approximately $7.2 million.  Appeals of cases for calendar years 2008, 2009, and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013, as well as the re-audit of 2010 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

We anticipate that the outstanding audits and subsequent appeals will be continued pending the outcome of the Verizon litigation as well. The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

In order for eligible telecommunications carriers (“ETCs”) to receive high-cost support, the Universal Service Fund (“USF”)/intercarrier compensation (“ICC”) Transformation Order requires states to certify on an annual basis that federal universal service high-cost support is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the Federal Communications Commission (“FCC”). Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management is optimistic, based on the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company may prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013, we reversed the $3.0 million of previously recognized revenues in the nine months ended September 30, 2013, until such time that the Commission has the opportunity to reach a decision on our application for review.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured 2020 Notes it issued on May 30, 2012. We and the following of our subsidiaries: Consolidated Communications Enterprise Services, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, Consolidated Communications of Pennsylvania Company, LLC, SureWest Communications, SureWest Long Distance, SureWest Telephone, SureWest TeleVideo,

SureWest Kansas, Inc., and SureWest Fiber Ventures, LLC, have jointly and severally guaranteed the 2020 Notes.  All of the subsidiary guarantors are our 100% direct or indirect wholly owned subsidiaries, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of  September 30, 2014 and December 31, 2013, condensed consolidating statements of operations for the quarters and nine-month periods ended September 30, 2014 and 2013 and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2014 and 2013 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our 2020 Notes.

Condensed Consolidating Balance Sheet

(amounts in thousands)

	September 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$773	$2,494	$1,623	$-	$4,890
Restricted cash	-	204,803	-	-	-	204,803
Accounts receivable, net	-	-	44,183	7,205	-	51,388
Income taxes receivable	44,701	-	-	-	(43,897)	804
Deferred income taxes	(61)	(7)	8,469	504	-	8,905
Prepaid expenses and other current assets	-	-	13,359	397	-	13,756
Total current assets	44,640	205,569	68,505	9,729	(43,897)	284,546

Property, plant and equipment, net	-	-	810,209	49,411	-	859,620

Intangibles and other assets:
Investments	-	3,724	109,870	-	-	113,594
Investments in subsidiaries	1,181,888	394,207	12,900	-	(1,588,995)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	23,931	9,087	-	33,018
Deferred debt issuance costs, net and other assets	115	15,196	3,920	-	-	19,231
Total assets	$1,226,643	$618,696	$1,566,600	$134,408	$(1,632,892)	$1,913,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$4,991	$-	$-	$4,991
Advance billings and customer deposits	-	-	21,748	1,764	-	23,512
Dividends payable	15,607	-	-	-	-	15,607
Accrued compensation	-	-	15,844	1,690	-	17,534
Accrued interest	-	12,424	6	3	-	12,433
Accrued expense	180	1,399	28,922	1,326	1,181	33,008
Income tax payable	-	12,031	25,637	7,410	(45,078)	-
Current portion of long term debt and capital lease obligations	-	9,100	635	74	-	9,809
Current portion of derivative liability	-	877	-	-	-	877
Total current liabilities	15,787	35,831	97,783	12,267	(43,897)	117,771

Long-term debt and capital lease obligations	-	1,403,422	3,177	755	-	1,407,354
Advances due to/from affiliates, net	1,101,842	(2,002,184)	950,625	(50,283)	-	-
Deferred income taxes	(21,067)	(844)	183,901	18,214	-	180,204
Pension and postretirement benefit obligations	-	-	55,518	5,304	-	60,822
Other long-term liabilities	30	583	11,289	561	-	12,463
Total liabilities	1,096,592	(563,192)	1,302,293	(13,182)	(43,897)	1,778,614

Shareholders’ equity:
Common Stock	403	-	17,411	30,000	(47,411)	403
Other shareholders’ equity	129,648	1,181,888	242,106	117,590	(1,541,584)	129,648
Total Consolidated Communications Holdings, Inc. shareholders’ equity	130,051	1,181,888	259,517	147,590	(1,588,995)	130,051
Noncontrolling interest	-	-	4,790	-	-	4,790
Total shareholders’ equity	130,051	1,181,888	264,307	147,590	(1,588,995)	134,841
Total liabilities and shareholders’ equity	$1,226,643	$618,696	$1,566,600	$134,408	$(1,632,892)	$1,913,455

Condensed Consolidating Balance Sheet

(amounts in thousands)

	December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$86	$2,366	$3,099	$-	$5,551
Accounts receivable, net	-	502	44,521	7,010	-	52,033
Income taxes receivable	9,346	-	370	80	-	9,796
Deferred income taxes	(61)	(7)	7,533	495	-	7,960
Prepaid expenses and other current assets	-	-	11,862	518	-	12,380
Total current assets	9,285	581	66,652	11,202	-	87,720

Property, plant and equipment, net	-	-	834,199	51,163	-	885,362

Intangibles and other assets:
Investments	-	3,729	109,370	-	-	113,099
Investments in subsidiaries	1,101,039	335,659	12,130	-	(1,448,828)	-
Goodwill	-	-	537,265	66,181	-	603,446
Other intangible assets	-	-	30,997	9,087	-	40,084
Deferred debt issuance costs, net and other assets	-	13,620	4,047	-	-	17,667
Total assets	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$4,885	$-	$-	$4,885
Advance billings and customer deposits	-	-	23,699	2,235	-	25,934
Dividends payable	15,520	-	-	-	-	15,520
Accrued compensation	-	-	20,447	1,805	-	22,252
Accrued interest	-	3,514	6	4	-	3,524
Accrued expense	224	875	32,703	1,371	-	35,173
Current portion of long term debt and capital lease obligations	-	9,100	586	65	-	9,751
Current portion of derivative liability	-	660	-	-	-	660
Total current liabilities	15,744	14,149	82,326	5,480	-	117,699

Long-term debt and capital lease obligations	-	1,207,663	3,659	812	-	1,212,134
Advances due to/from affiliates, net	968,319	(1,970,192)	1,037,969	(36,096)	-	-
Deferred income taxes	(21,598)	(1,029)	184,209	18,277	-	179,859
Pension and postretirement benefit obligations	-	-	61,053	14,701	-	75,754
Other long-term liabilities	25	1,960	7,328	280	-	9,593
Total liabilities	962,490	(747,449)	1,376,544	3,454	-	1,595,039
Shareholders’ equity:
Common Stock	401	-	17,411	30,000	(47,411)	401
Other shareholders’ equity	147,433	1,101,038	196,200	104,179	(1,401,417)	147,433
Total Consolidated Communications Holdings, Inc. shareholders’ equity	147,834	1,101,038	213,611	134,179	(1,448,828)	147,834
Noncontrolling interest	-	-	4,505	-	-	4,505
Total shareholders’ equity	147,834	1,101,038	218,116	134,179	(1,448,828)	152,339
Total liabilities and shareholders’ equity	$1,110,324	$353,589	$1,594,660	$137,633	$(1,448,828)	$1,747,378

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Quarter Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(68)	$136,743	$15,800	$(3,435)	$149,040
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	56,141	3,563	(3,269)	56,435
Selling, general and administrative expenses	1,071	7	27,379	4,368	(166)	32,659
Financing and other transaction costs	635	-	94	-	-	729
Depreciation and amortization	-	-	33,024	1,944	-	34,968
Operating income (loss)	(1,706)	(75)	20,105	5,925	-	24,249
Other income (expense):
Interest expense, net of interest income	-	(20,850)	128	1	-	(20,721)
Intercompany interest income (expense)	(27,602)	31,550	(4,535)	587	-	-
Investment income	-	-	8,315	-	-	8,315
Equity in earnings of subsidiaries, net	26,388	19,588	289	-	(46,265)	-
Other, net	-	-	295	(2)	-	293
Income (loss) from continuing operations before income taxes	(2,920)	30,213	24,597	6,511	(46,265)	12,136
Income tax expense (benefit)	(10,562)	3,825	8,800	2,324	-	4,387
Net income (loss)	7,642	26,388	15,797	4,187	(46,265)	7,749
Less: net income attributable to noncontrolling interest	-	-	107	-	-	107
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,642	$26,388	$15,690	$4,187	$(46,265)	$7,642

Total comprehensive income (loss) attributable to common shareholders	$7,642	$26,678	$15,616	$4,125	$(46,265)	$7,796

	Quarter Ended September 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(56)	$137,394	$16,961	$(3,526)	$150,773
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,257	3,742	(3,219)	55,780
Selling, general and administrative expenses	872	39	28,457	4,654	(307)	33,715
Financing and other transaction costs	36	-	319	-	-	355
Depreciation and amortization	-	-	32,478	2,278	-	34,756
Operating income (loss)	(908)	(95)	20,883	6,287	-	26,167
Other income (expense):
Interest expense, net of interest income	55	(20,879)	172	20	-	(20,632)
Intercompany interest income (expense)	(27,199)	32,585	(5,785)	399	-	-
Investment income	-	42	9,645	-	-	9,687
Equity in earnings of subsidiaries, net	30,243	19,378	170	-	(49,791)	-
Other, net	-	-	(696)	9	-	(687)
Income (loss) from continuing operations before income taxes	2,191	31,031	24,389	6,715	(49,791)	14,535
Income tax expense (benefit)	(9,503)	788	10,464	2,456	-	4,205
Income (loss) from continuing operations	11,694	30,243	13,925	4,259	(49,791)	10,330
Discontinued operations, net of tax	-	-	1,425	-	-	1,425
Net income (loss)	11,694	30,243	15,350	4,259	(49,791)	11,755
Less: net income attributable to noncontrolling interest	-	-	61	-	-	61
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$11,694	$30,243	$15,289	$4,259	$(49,791)	$11,694

Total comprehensive income (loss) attributable to common shareholders	$11,694	$30,392	$15,591	$4,390	$(49,791)	$12,276

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$6	$411,190	$48,853	$(10,325)	$449,724
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	167,148	10,308	(9,803)	167,653
Selling, general and administrative expenses	2,955	85	82,283	13,144	(522)	97,945
Financing and other transaction costs	1,592	-	403	-	-	1,995
Depreciation and amortization	-	-	100,755	5,760	-	106,515
Operating income (loss)	(4,547)	(79)	60,601	19,641	-	75,616
Other income (expense):
Interest expense, net of interest income	(4)	(60,451)	184	(9)	-	(60,280)
Intercompany interest income (expense)	(80,765)	94,382	(15,143)	1,526	-	-
Investment income	-	(5)	25,969	-	-	25,964
Equity in earnings of subsidiaries, net	80,257	58,958	770	-	(139,985)	-
Other, net	-	(500)	(354)	(8)	-	(862)
Income (loss) from continuing operations before income taxes	(5,059)	92,305	72,027	21,150	(139,985)	40,438
Income tax expense (benefit)	(30,832)	12,048	25,531	7,633	-	14,380
Net income (loss)	25,773	80,257	46,496	13,517	(139,985)	26,058
Less: net income attributable to noncontrolling interest	-	-	285	-	-	285
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$25,773	$80,257	$46,211	$13,517	$(139,985)	$25,773

Total comprehensive income (loss) attributable to common shareholders	$25,773	$81,258	$45,990	$13,330	$(139,985)	$26,366

	Nine Months Ended September 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(82)	$412,996	$51,349	$(10,642)	$453,621
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	165,599	10,919	(9,744)	166,774
Selling, general and administrative expenses	2,561	132	84,541	14,049	(898)	100,385
Financing and other transaction costs	393	-	319	-	-	712
Depreciation and amortization	-	-	97,547	6,759	-	104,306
Operating income (loss)	(2,954)	(214)	64,990	19,622	-	81,444
Other income (expense):
Interest expense, net of interest income	48	(66,048)	43	28	-	(65,929)
Intercompany interest income (expense)	(75,966)	94,455	(19,364)	875	-	-
Investment income	-	47	27,117	-	-	27,164
Equity in earnings of subsidiaries, net	78,402	57,037	691	-	(136,130)	-
Other, net	(18)	-	(694)	-	-	(712)
Income (loss) from continuing operations before income taxes	(488)	85,277	72,783	20,525	(136,130)	41,967
Income tax expense (benefit)	(28,159)	6,875	28,979	7,524	-	15,219
Income (loss) from continuing operations	27,671	78,402	43,804	13,001	(136,130)	26,748
Discontinued operations, net of tax	-	-	1,177	-	-	1,177
Net income (loss)	27,671	78,402	44,981	13,001	(136,130)	27,925
Less: net income attributable to noncontrolling interest	-	-	254	-	-	254
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$27,671	$78,402	$44,727	$13,001	$(136,130)	$27,671

Total comprehensive income (loss) attributable to common shareholders	$27,671	$81,528	$45,665	$13,444	$(136,130)	$32,178

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(86,789)	$45,014	$158,850	$16,289	$133,364

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(72,459)	(3,579)	(76,038)
Proceeds from sale of assets	-	-	1,514	49	1,563
Restricted cash related to acquisition	-	(149,917)	-	-	(149,917)
Net cash used in investing activities	-	(149,917)	(70,945)	(3,530)	(224,392)

Cash flows from financing activities:
Proceeds from bond offering	-	200,000	-	-	200,000
Restricted cash on bond offering	-	(54,886)	-	-	(54,886)
Proceeds from issuance of long-term debt	-	28,000	-	-	28,000
Payment of capital lease obligation	-	-	(433)	(48)	(481)
Payment on long-term debt	-	(32,825)	-	-	(32,825)
Payment of financing costs	-	(2,707)	-	-	(2,707)
Dividends on common stock	(46,734)	-	-	-	(46,734)
Transactions with affiliates, net	133,523	(31,992)	(87,344)	(14,187)	-
Net cash provided by (used in) financing activities	86,789	105,590	(87,777)	(14,235)	90,367
Increase (decrease) in cash and cash equivalents	-	687	128	(1,476)	(661)
Cash and cash equivalents at beginning of period	-	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$-	$773	$2,494	$1,623	$4,890

	Nine Months Ended September 30, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(77,198)	$40,016	$143,053	$18,182	$124,053
Net cash used in discontinued operations	-	-	(3,412)	-	(3,412)
Net cash (used in) provided by operating activities	(77,198)	40,016	139,641	18,182	120,641

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(74,643)	(5,941)	(80,584)
Proceeds from sale of assets	-	-	94	17	111
Other	-	-	(238)	-	(238)
Net cash used in continuing operations	-	-	(74,787)	(5,924)	(80,711)
Net cash provided by discontinued operations	-	-	2,331	-	2,331
Net cash used in investing activities	-	-	(72,456)	(5,924)	(78,380)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	57,000	-	-	57,000
Payment of capital lease obligation	-	-	(328)	(40)	(368)
Payment on long-term debt	-	(63,930)	-	-	(63,930)
Dividends on common stock	(46,526)	-	-	-	(46,526)
Transactions with affiliates, net	123,724	(38,845)	(71,560)	(13,319)	-
Net cash provided by (used in) financing activities	77,198	(45,775)	(71,888)	(13,359)	(53,824)
(Decrease) increase in cash and cash equivalents	-	(5,759)	(4,703)	(1,101)	(11,563)
Cash and cash equivalents at beginning of period	-	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$-	$818	$3,827	$1,646	$6,291

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we”, or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2013 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements as of and for the nine months ended September 30, 2014 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our voice, video and data services (“broadband services”) to residential and business customers.  Revenues decreased $1.7 million and $3.9 million during the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The decrease was primarily driven by a decline in network access revenues and subsidies.  Network access decreased $1.4 million and $6.9 million in the quarter and nine months ended September 30, 2014 as compared to the same periods in 2013, while subsidies decreased $1.1 million and $1.6 million in the quarter and nine months ended September 30, 2014 as compared to the same periods in 2013.  These decreases were partially offset by an increase of $1.5 million and $5.4 million in broadband revenues in the quarter and nine months ended September 30, 2014 when compared to the same prior year periods. We expect our broadband service revenues to continue to grow as consumer and business demands for data based services increase.

We market our services to residential and business customers, either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. As of September 30, 2014, our video service was available to approximately 536 thousand homes in the markets we serve, with an approximate 20% penetration rate.  As of September 30, 2014, we had approximately 111 thousand video subscribers, a 1% increase from the same period in 2013. During 2013, we launched TV Everywhere which allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.  Data and Internet connections continue to increase as a result of enhanced product and service offerings, such as our consumer VOIP service and data speeds, which increased during the third quarter of 2014 from a maximum of 50 Mbps to 100 Mbps, depending on the geographic market availability. As of September 30, 2014, approximately 30% of the homes in the areas we serve subscribe to our data service. Our voice services provide local and long-distance calling and other features, such as hosted voice services using cloud network servers, a business directory listing and the added capacity for multiple phone lines to be made available to our business voice customers.

In addition, we offer transport services including dedicated Internet access through our Metro Ethernet network.  Wide Area Network (“WAN”) solutions include point-to-point and multi-point deployments from 2.5 Mb to 10 Gbps, accommodating the growth patterns of our business customers.  We also offer wholesale services to carriers, including wireless backhaul and other fiber transport solutions.

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

Significant Recent Developments

Agreement and Plan of Merger with Enventis

On June 29, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Sky Merger Sub Inc., a newly formed Minnesota corporation and wholly-owned subsidiary of the Company, and Enventis Corporation, a Minnesota corporation (“Enventis”), to acquire all the issued and outstanding shares of Enventis in exchange for shares of our common stock and cash in lieu of fractional shares.  Enventis is an advanced communications provider, which services business and residential customers primarily in the upper Midwest.  The Enventis fiber network spans more than 4,200 route miles across Minnesota and into Iowa, North Dakota, South Dakota and Wisconsin.  On October 16, 2014, the acquisition of Enventis was completed, and as a result, Enventis became a wholly-owned subsidiary of the Company.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the merger, each share of common stock, no par value, of Enventis owned immediately prior to the transaction was converted into and became the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock plus cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock on the date preceding the merger, the total value of the purchase consideration to be exchanged is approximately $257.7 million, excluding the assumption debt of approximately $149.9 million.  On the date of the merger, we issued an approximate aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.  The acquisition was financed with the issuance in September 2014 of $200.0 million in aggregate principal amount of 6.50% Senior Notes due in 2022 (“2022 Notes”).  We used the net proceeds from the issuance of the 2022 Notes to repay the existing indebtedness of Enventis and to repurchase a portion of our 10.875% Senior Notes due 2020, as described in the Liquidity and Capital Resources section below.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2014 and 2013.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In millions, except for percentages)	2014	2013	Change	Change	2014	2013	Change	Change
Operating Revenues
Local calling services	$26.2	$27.0	$(0.8)	(3)%	$79.1	$79.9	$(0.8)	(1)%
Network access services	25.5	26.9	(1.4)	(5)	78.5	85.4	(6.9)	(8)
Video, Data and Internet services	69.7	68.2	1.5	2	207.5	202.1	5.4	3
Subsidies	12.6	13.7	(1.1)	(8)	39.0	40.6	(1.6)	(4)
Long-distance services	4.7	4.8	(0.1)	(2)	14.2	14.6	(0.4)	(3)
Other services	10.4	10.2	0.2	2	31.4	31.0	0.4	1
Total operating revenue	149.1	150.8	(1.7)	(1)	449.7	453.6	(3.9)	(1)
Expenses
Cost of services and products	56.4	55.8	0.6	1	167.6	166.8	0.8	0
Selling, general and administrative costs	32.7	33.7	(1.0)	(3)	98.0	100.4	(2.4)	(2)
Financing and other transaction costs	0.7	0.3	0.4	133	2.0	0.7	1.3	186
Depreciation and amortization	35.0	34.8	0.2	1	106.5	104.3	2.2	2
Total operating expenses	124.8	124.6	0.2	0	374.1	372.2	1.9	1
Income from operations	24.3	26.2	(1.9)	(7)	75.6	81.4	(5.8)	(7)
Interest expense, net	(20.7)	(20.6)	(0.1)	(0)	(60.2)	(65.9)	5.7	9
Other income	8.6	9.0	(0.4)	(4)	25.1	26.5	(1.4)	(5)
Income tax expense	4.4	4.2	0.2	5	14.4	15.2	(0.8)	(5)
Income from continuing operations	7.8	10.4	(2.6)	(25)	26.1	26.8	(0.7)	(3)
Income from discontinued operations, net of tax	-	1.4	(1.4)	(100)	-	1.2	(1.2)	(100)
Net income attributable to noncontrolling interest	0.1	0.1	-	0	0.3	0.3	-	0
Net income attributable to common shareholders	$7.7	$11.7	$(4.0)	(34)	$25.8	$27.7	$(1.9)	(7)

Adjusted EBITDA (1)	$67.1	$71.2	$(4.1)	(6)%	$209.6	$216.5	$(6.9)	(3)%

(1)A non-GAAP measure.  See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2014	2013	Change	% Change
ILEC access lines
Residential	139,754	148,811	(9,057)	(6)%
Business	105,431	110,794	(5,363)	(5)
Total	245,185	259,605	(14,420)	(6)

Voice connections (1)
Residential	68,393	74,588	(6,195)	(8)
Business	50,557	49,830	727	1
Total	118,950	124,418	(5,468)	(4)

Data and internet connections (2)	261,027	252,506	8,521	3
Video connections (2)	111,179	109,892	1,287	1
Total connections	736,341	746,421	(10,080)	(1)

(1)Voice connections include voice lines outside the Incumbent Local Exchange Carrier (“ILEC”) service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

Operating Revenues

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue decreased $0.8 million during the quarter and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to a 6% loss in local access lines.  Revenue declines have been moderated due to rate increases established to offset the reductions in end user rates in network access services as described below.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to competition from alternative technologies and through our own competing VOIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services, end user access, and wireless backhaul services.  Network access services revenue decreased $1.4 million and $6.9 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.  End user revenues decreased due to a reduction in residential federal subscriber line charges in Texas effective in July 2013, which was mitigated in part by a rate increase within local calling services discussed above.  Special access declined due to a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.  Switched access revenue decreased as a result of the continuing decline in minutes of use.  As described in the “Regulatory Matters” section below, network access revenues were also impacted in part by a decline in interstate and intrastate rates resulting from the intercarrier compensation (“ICC”) reform implemented by the Federal Communications Commission (“FCC”).  Certain of our network access revenues are based on rates set or approved by federal and state regulatory commissions which may be subject to change at any time.  However, these declines were partially offset by the continued growth in wireless backhaul services as the demand for wireless data continues to escalate.

Video, Data and Internet Services

Video, data and Internet services include revenue from residential and business customers for subscriptions to our voice, video and data products.  In the third quarter of 2014, we doubled our maximum Internet access speed offered to residential customers from 50 Mbps to 100 Mbps in selected areas, depending on the nature of the network facilities that are available, and the level of service selected.  We also offer a variety of data connectivity services in select markets, including Ethernet services over our copper and fiber-based networks, virtual hosting services and collocation services.  Our VOIP digital phone service is also available in certain markets as an alternative to the traditional telephone line for both our residential and business customers.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain subscribers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Video, data and Internet revenue increased $1.5 million and $5.4 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to the continued growth in data and Internet connections, which increased 3% as of September 30, 2014.  Commercial VOIP revenue rose 20.4% for the nine months ended September 30, 2014 as compared to the same period in 2013, as more businesses embrace the latest technological advances and broad range of features supported by Internet-based voice services.  Total VOIP growth was tempered by a decrease in residential digital phone due to an 8% decline in voice connections as more consumers begin to rely exclusively on wireless service.  We expect data and Internet service revenue to continue to grow and comprise a greater percentage of consolidated operating revenues as a result of growth in commercial services and Metro Ethernet revenue and as a result of the rising consumer demand for data based services.

Subsidies

We receive federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues decreased $1.1 million and $1.6 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily as a result of the reduction in state funding support for our Texas ILEC effective January 1, 2014.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers.  Long-distance services revenue decreased $0.1 million and $0.4 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Other Services

Other services includes revenues from telephone directory publishing, wholesale transport services, billing and collection services, inside wiring service and maintenance and equipment sales.  Other services revenue increased $0.2 million and $0.4 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.  The changes in other services revenue was primarily due to increases in transport services and equipment sales, which were offset by a decline in directory publishing revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $0.6 million and $0.8 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to higher costs associated with providing video programming.  Video programming costs continued to increase due to the growth in video connections and an increase in costs per program channel.  However, the increase in video programming costs was largely offset by a decline in employee costs due to a reduction in headcount as a result of integration and cost reduction efforts in 2013 as well as a reduction in pension expense in the current year.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $1.0 million and $2.4 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to a decrease in professional fees for audit and legal services and a decline in pension costs in the current year.  These savings were offset in part by an increase in advertising expense and growth in our commercial sales force as a result of the expansion of our commercial services in the Dallas market in the current year.  Bad debt expense also increased due to recoveries recognized in the prior year period.

Financing and Other Transaction Costs

Transaction costs increased $0.4 million and $1.3 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 as a result of the acquisition of Enventis, which closed in the fourth quarter of 2014.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million and $2.2 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, which was primarily associated with ongoing capital expenditures related to network enhancements and success based capital projects for consumer and commercial services.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, USF subsidies promote widely available, quality telephone service at affordable prices in rural areas.  We received $8.1 million and $25.4 million in USF subsidies in the quarter and nine months ended September 30, 2014, respectively, as compared to $8.4 million and 24.9 million recognized in the same periods in 2013.  Included in the $24.9 million of federal subsidies recorded in the prior year was $3.0 million in revenue that was recognized for eligible telecommunications carriers (“ETC”) who receive high-cost support.  As discussed below, the subsidy was denied and the $3.0 million that was recognized was subsequently reversed in December 2013.

In order for ETCs to receive high-cost support, the USF/ICC Transformation Order requires states to certify on an annual basis that USF support is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest Communications (“SureWest”) did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management is optimistic, based on the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company may prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013 we reversed the $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

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

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from the USF/Connect America Fund (“CAF”) and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, Phase I of the CAF was implemented, freezing USF support to price cap holding companies until the FCC implements Phase II, which incorporates a broadband cost model to shift support from voice service to broadband.  The Order also modifies the methodology used for ICC for traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our network access revenues decreased approximately $0.3 million and $1.1 million in the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

On June 10, 2014, the FCC released a report and order addressing the transition to CAF Phase II for price cap carriers, the rules for the competitive bidding process and the implementation of the local rate benchmark.  For companies that accept CAF Phase II model based support, there will be a three year transition period in instances where their current Phase I frozen funding exceeds the Phase II funding.  Companies that do not accept the CAF Phase II funding will continue to receive Phase I frozen support amounts until support for their service area is awarded to another carrier through the competitive bidding process, which is expected to be completed by the end of 2015.  In addition, companies that do not accept the model based support will be eligible to participate in the competitive bidding process.  The Company is currently evaluating its options in these matters and acceptance of funding will depend on the FCC’s final requirements for Phase II funding.

On June 10, 2014, the FCC also issued a Further Notice of Proposed Rulemaking regarding CAF Phase II that, among other things, proposes to increase the download speed requirement from 4 Mbps to 10 Mbps.  In addition, they are considering the proper funding mechanism for areas in which the incumbent provider does not accept Phase II support and the winning bidder does not intend to serve the incumbent’s entire service territory.  Comments were accepted through August 8, 2014, and decisions on the proposals are expected later in the year.

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

Pennsylvania

House Bill 1608, addressing telecommunications market competition, deregulation and universal service, was introduced in July 2013. Although a multi-stakeholder group worked diligently toward a compromise, the Bill was not passed out of Committee prior to the end of the 2013-14 legislative session.  The Company, in conjunction with the Pennsylvania Telephone Association (“PTA”), is working with the sponsors of HB 1608 on new language to be introduced during the 2015-16 legislative session that will focus more closely on the needs of small and medium sized providers.  The Pennsylvania Public Utilities Commission (“PaPUC”) has delayed addressing state universal service funding in deference to the ongoing legislative discussions.  We will continue to participate in this effort.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state Commissioners in May 2014 and has been assigned Docket 41608. A final order is expected by December 31, 2014.  We will continue to monitor this matter.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $0.1 million during the quarter and decreased $5.7 million during the nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to a reduction in interest expense related to our interest rate swap agreements as a result of the maturity of several agreements during 2013.  Interest rates on outstanding borrowings under our Credit Agreement also declined due to the amendment of our Credit Agreement in December 2013, as described in the Liquidity and Capital Resources section below. These reductions in interest expense were partially offset by the amortization of deferred financing fees during the quarter ended September 30, 2014, related to the bridge loan facility obtained for the Enventis acquisition.

Investment income decreased $1.4 million and $1.2 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to lower earnings from our wireless partnership interests.  Other, net increased $1.0 million and decreased $0.2 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due to a tentative settlement agreement of $0.9 million reached in a legal dispute the prior year during the quarter ended September 30, 2013, and $0.2 million in life insurance proceeds during the nine months ended September 30, 2014.  Increases were partially offset by the sale of an office facility and other related assets in Pennsylvania during the quarter ended March 31, 2014 that resulted in a non-cash loss of $0.8 million, and $0.5 million in bond solicitation fees during the quarter ended June 30, 2014.

Income Taxes

Income taxes increased $0.2 million and decreased $0.8 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Our effective rate was 36.2% and 35.6% for the quarter and nine months ended September 30, 2014, respectively, compared to 28.9% and 36.3% for the quarter and nine-month periods ended September 30, 2013, respectively.  For the nine-month period ended September 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a valuation allowance set up on Federal NOL carryforwards subject to separate return limitation year restrictions.  We also recognized approximately $0.01 million of tax benefit in the third quarter of 2014 to adjust our 2013 provision to match our 2013 returns compared to $0.7 million of tax expense in the third quarter of 2013 to adjust our 2012 provision to match our 2012 returns.  In the quarter and nine-month period ended September 30, 2013, we recorded a decrease of $1.2 million to our unrecognized tax benefits, which reduced our tax expense by $0.8 million, due to the expiration of a state statute of limitations.  Exclusive of these adjustments, our effective tax rate would have been approximately 36.2% for each of the quarters ended September 30, 2014 and 2013, respectively and 36.8% and 36.5% for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters and nine months ended September 30, 2014 and 2013:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(In thousands)	2014	2013	2014	2013
Net cash provided by operating activities from continuing operations	$46,319	$56,707	$133,364	$124,053
Adjustments:
Non-cash, stock-based compensation	(948)	(794)	(2,672)	(2,234)
Other adjustments, net	(232)	1,833	(2,964)	13
Changes in operating assets and liabilities	(2,422)	(12,660)	4,845	9,222
Interest expense, net	20,721	20,632	60,280	65,929
Income taxes	4,387	4,205	14,380	15,219
EBITDA	67,825	69,923	207,233	212,202

Adjustments to EBITDA:
Other, net (1)	(9,190)	(8,070)	(25,677)	(22,220)
Investment distributions (2)	7,564	8,555	25,356	24,316
Non-cash, stock-based compensation (3)	948	794	2,672	2,234
Adjusted EBITDA	$67,147	$71,202	$209,584	$216,532

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

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, and, if needed, from borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures, meet scheduled payments of long-term debt, make dividend payments, and invest in future business opportunities.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows provided by (used in):
Operating activities:
Continuing operations	$133,364	$124,053
Discontinued operations	-	(3,412)
Investing activities:
Continuing operations	(224,392)	(80,711)
Discontinued operations	-	2,331
Financing activities:
Continuing operations	90,367	(53,824)
Decrease in cash and cash equivalents	$(661)	$(11,563)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $133.4 million during the nine-month period ended September 30, 2014, an increase of $9.3 million compared to the same period in 2013.  Cash provided by operating activities increased primarily as a result of the timing in payments to suppliers and the payment of accrued transaction costs in 2013.  We also received additional cash distributions from our wireless partnerships in 2014.  These increases were offset in part by an increase in contributions to our pension plans in 2014.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $224.4 million during the nine-month period ended September 30, 2014, an increase of $143.7 million compared to the same period in 2013 and consisted primarily of cash used for capital expenditures and restricted cash of $149.9 million related to the anticipated acquisition of Enventis.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $76.0 million during the nine-month period ended September 30, 2014, a decrease of $4.5 million compared to the same period in 2013.  Capital expenditures for the remainder of 2014 are expected to be $21.0 million to $27.0 million of which approximately 60% is planned for success-based capital projects for residential and commercial initiatives.  Capital expenditures for the remainder of 2014 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services in order to retain and acquire more customers through a broader set of products.

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

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 are not repaid or redeemed in full by December 31, 2019.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at September 30, 2014, the borrowing margin for the next three month period ending December 31, 2014 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2014 and December 31, 2013, borrowings of $15.0 million and $13.0 million, respectively, were outstanding under the revolving credit facility.  A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of September 30, 2014.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.23% at September 30, 2014 and December 31, 2013.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of September 30, 2014, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of September 30, 2014, we had $230.4 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of September 30, 2014, our total net leverage ratio under the Credit Agreement was 4.35:1.00, and our interest coverage ratio was 3.51:1.00.

Senior Notes

6.50% Senior Notes

On September 18, 2014, Consolidated Communications Finance II Co., a wholly—owned subsidiary of the Company completed an offering of $200.0 million aggregate principal amount of 6.50% senior notes due in 2022.  Interest on the 2022 Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2015.  The 2022 Notes were priced at par, which resulted in total gross proceeds of $200.0 million.

The proceeds from the sale of the 2022 Notes with interest payable through January 31, 2015 were held in an escrow account pending the completion of the Enventis acquisition.  At September 30, 2014, restricted cash consisted of the $200.0 million of gross proceeds from the issuance of the 2022 Notes plus $4.8 million of interest held in the escrow account.

Upon closing of the Enventis acquisition, the obligations under the 2022 Notes were assumed by Consolidated Communications, Inc. (“CCI”) and were guaranteed by the Company and certain of its wholly-owned subsidiaries.  On October 16, 2014, the net proceeds from the issuance of the 2022 Notes were released from escrow and used to finance the acquisition of Enventis including related fees and expenses, to repay the existing indebtedness of Enventis of $149.9 million and to repurchase a portion of our 10.875% Senior Notes due 2020, as described below.

A portion of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors (“related party”).  The related party purchased $5.0 million of the 2022 Notes on the same terms available to other investors.

10.875% Senior Notes

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 (the “2020 Notes”).  The 2020 Notes mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2012.  The 2020 Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount is being amortized over the term of the 2020 Notes.  CCI is the primary obligor under the 2020 Notes, and we and certain of our subsidiaries have fully and unconditionally guaranteed the 2020 Notes.

In 2013, we completed an exchange offer to issue registered notes (“Exchange Notes”) for $287.3 million of the original 2020 Notes.  The terms of the Exchange Notes are substantially identical to the 2020 Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the 2020 Notes do not apply to the Exchange Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2020 Notes outstanding.

On October 16, 2014, we redeemed $46.8 million of the original aggregate principal amount of the 2020 Notes at a price of 116.75%, plus accrued and unpaid interest.  In connection with the repurchase of the 2020 Notes, we paid $56.5 million and recognized a loss of approximately $9.4 million on the partial extinguishment of debt during the fourth quarter ended December 31, 2014.

Senior Notes Covenant Compliance

The indenture governing the 2020 Notes contains customary covenants for high yield notes, which limits CCI’s and its restricted subsidiaries’ ability to: incur debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.

Among other matters, the 2020 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At September 30, 2014, this ratio was 4.38:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the 2020 Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the 2020 Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $139.7 million have been paid since May 30, 2012, at September 30, 2014 there was $231.5 million of the $371.2 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends, exclusive of the quarterly dividend declared in July 2014 and payable on November 1, 2014.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the 2020 Notes in order to amend the indenture governing the 2020 Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the 2020 Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to

2.75.  On April 1, 2014, the required consent of the holders of the 2020 Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, consent fees of $2.5 million paid to the holders of the 2020 Notes who validly consented to the proposed amendment were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and amortized over the remaining term of the 2020 Notes.  Solicitation fees of $0.5 million were recognized as other expense in the condensed consolidated statements of income during the nine months ended September 30, 2014.

The indenture governing the 2022 Notes contains substantially the same covenants as the indenture governing the 2020 notes, except that the indenture governing the 2022 Notes provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.75:1.00 or greater.

Bridge Loan Facility

In connection with the acquisition of Enventis, the Company entered into a $140.0 million senior unsecured bridge loan facility (“Bridge Facility”) on June 29, 2014 in order to fund the anticipated acquisition including the related fees and expenses and to repay the existing indebtedness of Enventis.  As anticipated, financing for the Enventis acquisition was completed through the 2022 Note offering, as described above, replacing the Bridge Facility on the closing date of the acquisition.  No amounts were drawn or funded under the Bridge Facility prior to replacement.  In connection with entering into the Bridge Facility, commitment fees of $1.4 million were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and amortized over the expected life of the Bridge Facility through October 2014.

Capital Leases

As of September 30, 2014, we had seven capital leases which expire between 2015 and 2021.  As of September 30, 2014, the present value of the minimum remaining lease commitments was approximately $4.6 million, of which $0.7 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $6.9 million as of September 30, 2014, of which $5.2 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $46.7 million and $46.5 million in dividend payments to shareholders during the nine-month periods ended September 30, 2014 and 2013, respectively. In July 2014, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on November 1, 2014 to stockholders of record at the close of business on October 15, 2014.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2014	2013
Cash and cash equivalents	$4,890	$5,551
Restricted cash	204,803	-
Working capital (deficit) - excluding restricted cash	(38,028)	(29,979)
Current ratio - excluding restricted cash	0.68	0.75

Our most significant uses of funds in the remainder of 2014 are expected to be for: (i) dividend payments of approximately $15.6 million; (ii) interest payments on our indebtedness of between $25.0 million and $28.0 million and principal payments on debt of $2.3 million; (iii) capital expenditures of between $21.0 million and $27.0 million and (iv) pension and other post-retirement obligations of $2.4 million.  On October 16, 2014, we used restricted cash of $200.0 million from the proceeds of the 2022 Notes to finance the acquisition of Enventis including related fees and expenses, to repay the existing indebtedness of Enventis and to repurchase a portion of our 2020 Notes.   Upon closing of the Enventis acquisition or shortly thereafter, various triggering events occurred which will result in the payment of various change in control payments and other contingent payments to certain Enventis employees.  The estimated cash payments under these agreements will be approximately $7.0 million and are expected to be paid in the second quarter of 2015.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2014, we had approximately $2.8 million of these bonds outstanding.

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

In 2014, we expect to make contributions totaling approximately $11.1 million to our pension plans and $2.5 million to our other post-retirement plans.  As of September 30, 2014, we have contributed $9.3 million and $1.9 million to our pension plans and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. Although the broadband cost model for this reform is still being developed, we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $0.3 million and $1.1 million during the quarter and nine months ended September 30, 2014 compared to the same periods in 2013.  We anticipate network access revenues will continue to decline as a result of the Order through 2017 by as much as $1.4 million in the remainder of 2014, and $2.1 million, $1.9 million, $4.7 million in 2015, 2016, and 2017, respectively.  These reductions will continue to be offset in part by local rate increases in specific markets over the course of the reform period.

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

Recent Accounting Pronouncements

In August 2014, FASB issued the Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The new guidance is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted.  We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

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

At September 30, 2014, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of September 30, 2014, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at September 30, 2014 that is not subject to a variable rate floor, a 1.0% change in market interest rates would not have a significant impact on annual interest expense.

As of September 30, 2014, the fair value of our interest rate swap agreements amounted to a net liability of $1.5 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $1.0 million at September 30, 2014.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014.

Change in internal control over financial reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the remainder of the year ending December 31, 2014, we expect the following changes to our internal controls over financial reporting to occur:

•                  As part of the merger with SureWest Communications (“SureWest”), the customer billing and accounts receivable systems used by SureWest are being migrated to our common systems.  The conversion of the SureWest billing and accounts receivable system originally scheduled to occur in September 2014 has been postponed to the first half of 2015.  The SureWest billing integration effort will have no impact on our overall effectiveness of our internal controls over financial reporting as they relate to the revenue and accounts receivable processes for the year ending December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five putative class action lawsuits have been filed by alleged Enventis Corporation (“Enventis”) shareholders challenging the Company’s proposed merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors have been named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions are called: Hoepner v. Enventis Corp. et al, filed July 15, 2014, Case No. 07-CV-14-2489, Bockley v. Finke et al, filed July 18, 2014, Case No. 07-CV-14-2551, Kaplan et al v. Enventis Corp. et al, filed July 21, 2014, Case No. 07-CV-14-2575, Marcial v. Enventis Corp. et al., filed July 25, 2014, Case No. 07-CV-14-2628, and Barta v. Finke et al, filed August 14, 2014, Case No. 07-CV-14-2854.  The actions generally allege, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly is unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restrict other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also allege that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits seek, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believe that these claims are without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.”

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we would pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits would be available for services performed in connection with the pole attachment applications within five years of the execution of the Agreement.  We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the Agreement we recorded an additional $0.9 million, which included estimated legal fees.  In October 2014, Salsgiver rejected the Agreement, remanding the case back to the court.  A trial is anticipated to occur in the first quarter of 2015; however, we believe that despite the rejection, the $1.3 million currently accrued represents management’s best estimate of the probable payment.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008 through 2013.  In addition, a re-audit was performed on CCPA for the 2010 calendar year.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008-2013 is approximately $5.0 million.  Audits for calendar years 2008-2010 have been filed for appeal and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013 were received on September 16, 2014.  We are waiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008-2013 (using the re-audited 2010 number) is approximately $7.2 million.  Appeals of cases for calendar years 2008, 2009, and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013, as well as the re-audit of 2010 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

We anticipate that the outstanding audits and subsequent appeals will be continued pending the outcome of the Verizon litigation as well.  The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

Item 6. Exhibits

(a) Exhibits

4.1                               Indenture, dated as of September 18, 2014, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance II Co. (“CCFII Co.”)) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

4.2                               Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

4.3                               Escrow and Security Agreement, dated as of September 18, 2014, by and among CCI (as successor to CCFII Co.), Wells Fargo Bank, National Association, as trustee under the Indenture dated as of September 18, 2014, Wells Fargo Bank, National Association, as escrow agent and Wells Fargo Bank, National Association, as financial institution (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated September 18, 2014)

4.4                               Registration Rights Agreement, dated as of September 18, 2014, between CCI (as successor to CCFII Co.) and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated September 18, 2014)

10.1                        Purchase Agreement, dated September 4, 2014, by and among Consolidated Communications Finance II Co., Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Enterprise Services, Inc., Consolidated Communications of Pennsylvania Company, LLC, Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, SureWest Communications, SureWest Telephone, SureWest Long Distance, SureWest TeleVideo, SureWest Fiber Ventures, LLC, SureWest Kansas, Inc., and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2014)

31.1                        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                        Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 10, 2014	By:	/s/ Robert J. Currey
Robert J. Currey,
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 10, 2014	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)