Form 10-K
period 2014-12-31
Consolidated Communications Holdings, Inc.
filed 2015-03-02
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of June 30, 2014, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $840,091,914 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 13, 2015, the registrant had 50,364,473 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

PART I

Note About Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Annual Report on Form 10-K, including that which relates to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we”, or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in the section entitled “Risk Factors” (refer to Part I - Item 1A). Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.

Item 1.                        Business.

Consolidated Communications is a Delaware holding company with operating subsidiaries (collectively “Consolidated”) providing a wide range of communications services in consumer, commercial, and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas, and Wisconsin.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of one of the members of our Board of Directors, Richard A. Lumpkin. After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company (“ICTC”) on April 10, 1924. We were incorporated under the laws of Delaware in 2002, and through our predecessors we have provided telecommunications services for more than a century.

In addition to our focus on organic growth on commercial and carrier channels, our acquisitions over the last decade have achieved business growth, diversification of revenue and cash flow streams, and created a strong platform for future growth.  Our strategic approach in evaluating potential transactions include analysis of the market opportunity, the quality of the network, our ability to integrate the acquired company efficiently, and the potential for creating significant operating synergies and a positive cash flow at the inception of each acquisition.  The operating synergies are created through the use of consistent platforms, convergence of processes and functional management of the combined entities.  We measure our synergies during the first two years following an acquisition.  For example, the acquisition of our Texas properties in 2004 tripled the size of our business and gave us the requisite scale to make system and platform decisions that would facilitate future acquisitions.  The acquisition of our Pennsylvania properties in 2007 achieved synergies in excess of $12.0 million in annualized savings, which at the time, represented about 20% of their operating expense.  Our acquisition of SureWest Communications in 2012 achieved synergies totaling $29.5 million in the two years subsequent to the acquisition date.  As a result of the acquisition of Enventis in October 2014 as described below, we expect to generate annual operating synergies of approximately $14.0 million, which will be phased in over the first two years after the closing date as integration projects are completed. Through these acquisitions, we have positioned our business to provide services in rural, suburban, and metropolitan markets, with service territories spanning the country.

We offer an array of integrated communications services to residential and business customers, including: high-speed broadband Internet access, video services, local and long distance service, Voice over Internet Protocol (“VoIP”) and custom calling features. Additionally, services to our business customers also include private line services, carrier grade access, network capacity services over our regional fiber optic networks, directory publishing, and equipment sales.

Recent Business Developments

Enventis Merger

On October 16, 2014, we completed our merger with Enventis Corporation, a Minnesota corporation (“Enventis”), and acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  As a result, Enventis became a wholly-owned subsidiary of the Company.  Each share of common stock, no par value, of Enventis converted into and became the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock plus cash in lieu of fractional shares as set forth in the merger agreement.  Based on the closing price of our common stock at $25.40 per share on the date preceding the merger, the total value of the purchase consideration exchanged was $257.7 million, excluding $149.9 million paid to extinguish Enventis’ outstanding debt.  On the date of the merger, we issued an aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.

In conjunction with the acquisition, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in 2022 (the “2022 Notes”).  The net proceeds from the issuance of the 2022 Notes were used to finance the acquisition of Enventis, including related fees and expenses and for the repayment of the existing indebtedness of Enventis.  A portion of the proceeds, together with cash on hand, was also used to repurchase $46.8 million of our 10.875% Senior Notes due 2020 (the “2020 Notes”).

Enventis is an advanced communications provider, which services consumer, commercial and wholesale carrier customer channels primarily in the upper Midwest.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 3 to the Consolidated Financial Statements.

Discontinued Operations

In September 2013, we completed the sale of the assets and contractual rights used to provide communications services to inmates in thirteen county jails located in Illinois for a total purchase price of $2.5 million.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the financial results of the operations for Prison Services have been reported as discontinued operations in our consolidated financial statements for the years ended on or before December 31, 2013.  For a more complete discussion of the transaction, refer to Note 3 to the Consolidated Financial Statements.

SureWest Merger

We completed the merger with SureWest Communications on July 2, 2012.  SureWest Communications’ results of operations are included within our results following the acquisition date.  For a more complete discussion of the transaction, refer to Note 3 to the Consolidated Financial Statements.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.consolidated.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies are also available free of charge upon request to Consolidated Communications, 121 S. 17th Street, Mattoon, IL 61938, Attn: Vice President Investor Relations and Treasurer. Our website also contains copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charter of each committee of our Board of Directors.  The information found on our web site is not part of this or any other report we file with or furnish to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Description of Our Business

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served. We provide an array of services in consumer, commercial, and carrier channels in 11 states, including local and long-distance service, high-speed broadband Internet access, video services, VoIP, custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales and cloud services.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and Internet services (collectively “broadband services”) to residential and business customers. Revenues increased $34.1 million during 2014 compared to 2013, primarily from growth in data, video and Internet connections and the acquisition of Enventis. We expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase.

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. Data and Internet connections continue to increase as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  In December 2014, we introduced data speeds of up to 1 Gbps to our fiber-to-the-home customers in our Kansas market, with other markets to follow in early 2015.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability. As of December 31, 2014, approximately 31% of the homes in the areas we serve subscribe to our data service.

Our exceptional maximum consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service, which launched in 2013, and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.  As of December 31, 2014, our video service was available to approximately 579,000 homes in the markets we serve, with an approximate 21% penetration rate. As of December 31, 2014, we had approximately 123,000 video subscribers, an 11% increase from 2013 primarily as a result of the Enventis acquisition.

We tailor our services to business customers by developing solutions to fit their specific needs, providing services to a wide range of commercial enterprises from sole proprietors and other small businesses to multi-location corporations and telecommunications carriers.  Our business suite of services include local and long distance calling plans, hosted voice services using cloud network servers, the added capacity for multiple phone lines, scalable broadband Internet, online back-up and business directory listings.

For larger businesses, we offer data services including dedicated Internet access through our Metro Ethernet network.  Wide Area Network (“WAN”) products include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps, accommodating the growth patterns of our business customers.  Our data centers provide redundant, scalable bandwidth over a self-healing fiber-optic backbone that is protected by uninterrupted power supplies and generator back-ups with direct connection to broadband.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

A discussion of factors potentially affecting our operations is set forth in Part I - Item 1A in “Risk Factors”, which is incorporated herein by reference.

Key Operating Statistics

	As of December 31,
	2014	2013	2012
ILEC access lines
Residential	151,359	147,247	153,855
Business	118,149	109,558	114,742
Total	269,508	256,805	268,597

Voice connections (1)
Residential	72,145	73,219	78,811
Business	95,309	50,214	50,918
Total	167,454	123,433	129,729

Data and Internet connections (2)	289,658	255,231	247,633
Video connections (2)	122,832	110,621	106,137
Total connections	849,452	746,090	752,096

(1)Voice connections include voice lines outside the ILEC service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

The comparability of our consolidated results of operations and key operating statistics was impacted by the Enventis and SureWest acquisitions that closed on October 16, 2014 and July 2, 2012, respectively, as described above.  Enventis and SureWest’s results are included in our consolidated financial statements as of the respective dates of the acquisitions.  These acquisitions provide additional diversification of the Company’s revenues and cash flows both geographically and by service type.

Sources of Revenue

The following table summarizes our sources of revenue for the last three fiscal years:

	2014		2013		2012
(In millions, except for percentages)	$	% of Revenues	$	% of Revenues	$	% of Revenues
Local calling services	$108.3	17.0%	$106.5	17.7%	$93.5	19.6%
Network access services	106.3	16.7	112.4	18.7	98.6	20.6
Video, Data and Internet services	287.5	45.2	270.0	44.9	176.7	37.0
Subsidies	53.2	8.4	52.0	8.6	49.3	10.3
Long-distance services	19.6	3.1	19.3	3.2	17.3	3.6
Other services	60.8	9.6	41.4	6.9	42.5	8.9
Total operating revenue	$635.7	100.0%	$601.6	100.0%	$477.9	100.0%

All telecommunications providers continue to face increased competition as a result of technology changes and industry legislative and regulatory developments.  In recent years, changes in consumer demand and our acquisitions of SureWest and Enventis have provided us with significant growth opportunities for our broadband services.  As indicated by the table above, our video, data and Internet services have grown by more than 60% since 2012, and currently represent over 45% of our total operating revenue.  We anticipate that video, data and Internet revenue will continue to increase as a total percentage of operating revenues, and offset the anticipated decline in traditional telephone services impacted by the ongoing industry-wide reduction in residential access lines.

Local calling services

Local calling services to both our residential and business customers include traditional wireline telephone service and other basic services.  Our service plans include options for voicemail and other enhanced custom calling features including caller ID, call forwarding and call waiting.  Our Centrex option for business customers can link multiple office locations allowing customers to call other offices within their business group without incurring usage charges.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.

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

We also provide, under contract, cell site backhaul services to wireless carriers.  The demand for backhaul services continues to grow as wireless carriers are faced with escalating consumer and commercial demands for wireless data.  Certain of our network access revenues are based on rates set or approved by federal and state regulatory commissions or as directed by law that are subject to change at any time.

Video, Data and Internet services

Video, data and Internet services include revenue from residential and business customers for subscriptions to our video and data products.  Our consumer Internet service provides high speed access at various symmetrical speeds depending on the nature of the network facilities that are available, the level of service selected and the geographic market availability. In our Kansas market, our maximum consumer Internet speed is 1 Gbps, with several other markets upgrading from their current 100 Mbps in early 2015, which will be instrumental in meeting current and future consumer needs of increasing WiFi connected devices and OTT content viewing.

Our digital phone and VoIP service is also available in certain markets as an alternative to the traditional telephone line.  For our residential customers, we offer multiple voice service plans that provide for either usage based or unlimited calling plans, including options for long distance, voice mail and calling features such as caller ID, find me/follow me, call blocking, multiple directory numbers and conferencing.

We provide a hosted VoIP package for our business customers that utilizes our soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system.  The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system and allows the customer to receive and listen to voice messages through email.

We also offer a variety of commercial data connectivity services in select markets to both small and large businesses, including private lines and Ethernet services capable of connecting multiple connections over our copper and fiber-based networks, virtual hosting, colocation and cloud services.

Depending on geographic market availability, our video services range from limited basic service to advanced digital television with several plan options, each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain consumers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.

Although we expect our revenues from our broadband services to grow substantially, these products typically generate lower margins than our traditional wireline business.  As a result, as we replace traditional wireline revenue with revenue from video, data and Internet services, our margins may decline.

Subsidies

We receive federal and state subsidies which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies are funded by end user surcharges to which telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to participating carriers monthly based upon their respective costs for providing local service.  Similar to access charges, subsidies are regulated by federal and state regulatory commissions.  See Part I – Item 1 - “Regulatory Environment” below and Item 1A – “Risk Factors – Risks Related to the Regulation of Our Business” for additional information regarding the subsidies we receive.

Long-distance services

Long-distance services include traditional domestic and international long distance which enables customers to make calls that terminate outside their local calling area.  These services also include toll free calls and conference calling.  We offer a variety of long-distance plans, including unlimited flat-rate calling plans and offer a combination of subscription and usage fees.

Other services

Other services include revenues from telephone directory publishing, wholesale transport services on our fiber-optic network in Texas, billing and collection services, inside wiring service and maintenance and equipment sales (“Business Systems”).

We sell and support telecommunications equipment to medium and large business customers, such as key, private branch exchange (“PBX”), IP-based telephone systems, and other sophisticated hardware solutions.  We are an Avaya and ShoreTel distributor, and through our acquisition of Enventis in 2014, we have a leading market relationship with Cisco Systems, Inc. and are an accredited Master Level Unified Communications and Gold Certified Cisco Partner. Our strategic relationship with Cisco (as the supplier) allows us to deploy a wide range of collaboration, data center and network technology solutions. We recently earned Cisco’s Master Cloud Builder Specialization and received the Data Center Interconnect designation. We maintain numerous Cisco specializations and authorizations as well as partner relationships with EMC, NetApp, VMware and other industry-leading vendors in order to provide integrated communication solutions that best fit our customers’ needs.

Wireless partnerships

In addition to our core business, we also derive a significant portion of our cash flow and earnings from investments in five wireless partnerships.  Wireless partnership investment income is included as a component of other income in the consolidated statements of income.  Our wireless partnership investment consists of five cellular partnerships: GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”), GTE Mobilnet of Texas #17 Limited Partnership, Pittsburgh SMSA, Pennsylvania RSA No. 6(I) Limited Partnership and Pennsylvania RSA No. 6(II) Limited Partnership.

We own 2.34% of the Mobilnet South Partnership.  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  Because we have a minor ownership interest and cannot influence operations, we account for this investment using the cost method.  Income is recognized only upon cash distributions of our proportionate earnings in the partnership.

We own 20.51% of GTE Mobilnet of Texas #17 Limited Partnership, which serves areas in and around Conroe, Texas.  Because we have some influence over the operating and financial policies of this partnership, we account for the investment under the equity method, recognizing income on our proportionate share of earnings.  Cash distributions are recorded as a reduction in our investment.

San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both the Mobilnet South Partnership and GTE Mobilnet of Texas #17 Limited Partnership.

We own 3.60% of Pittsburgh SMSA, 16.67% of Pennsylvania RSA No. 6(I) and 23.67% of Pennsylvania RSA No. 6(II) wireless limited partnerships, all of which are majority owned and operated by Verizon Wireless.  These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania ILEC and CLEC operations.  Because of our limited influence over Pittsburgh SMSA, we account for the investment using the cost method.  The Pennsylvania RSA 6(I) and RSA 6(II) partnerships are accounted for under the equity method.

For the years ended December 31, 2014, 2013 and 2012, we recognized income of $34.4 million, $37.5 million and $30.2 million, respectively, and received cash distributions of $34.6 million, $34.8 million and $29.1 million, respectively, from these wireless partnerships.

Employees

At December 31, 2014, we employed approximately 1,960 employees, including part-time employees.  We also use temporary employees in the normal course of our business.

Approximately 27% of our employees were covered by collective bargaining agreements as of December 31, 2014.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – “Risk Factors – Risks Relating to Our Business”.

Customers and Markets

Our services are available to customers in eleven states:  Illinois, Texas, Pennsylvania, California, Kansas, Missouri, Minnesota, North Dakota, Iowa, South Dakota and Wisconsin.  The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories.  The acquisition of Enventis in 2014 further diversifies our operating revenues and cash flows across multiple business lines and markets.

Our Illinois local telephone markets consist of 35 geographically contiguous exchanges serving predominantly small towns and rural areas.  We cover an area of 2,681 square miles, primarily in five central Illinois counties: Coles, Christian, Montgomery, Effingham and Shelby.  As of December 31, 2014, we had total connections of 104,552, which included 53,757 local access lines (averaging 20.1 lines per square mile). Approximately 63.0% of our Illinois local access lines serve residential customers, with the remainder serving business customers.  Our Illinois business customers are predominantly small retail, commercial, light manufacturing and service industry businesses, as well as universities and hospitals.

Our 21 exchanges in Texas serve three principal geographic markets—Lufkin, Conroe and Katy—in a 2,054 square mile area.  This territory comprises 25% of our total connections and had 107,591 local access lines (averaging 52.4 lines per square mile) and 74,264 data connections as of December 31, 2014.  Approximately 66.4% of our Texas local access lines serve residential customers, with the remainder serving business customers.  Our Texas business customers predominately operate in the manufacturing and retail industries; our largest business customers are hospitals, local governments and school districts.  In 2014, we expanded our commercial services into the greater Dallas/Fort Worth market utilizing our existing 30,000 miles of carrier-class fiber network in this area.  This network previously was used to serve our wholesale and carrier customers.  In 2014, we began offering fiber based services including dedicated Internet access, wide area networks and hosted iPBX to commercial customers in this market.

The Pennsylvania ILEC territory consists of nine exchanges and covers 285 square miles, serving portions of Allegheny, Armstrong, Butler and Westmoreland Counties in western Pennsylvania.  The southernmost point of the ILEC territory is 12 miles north of the city of Pittsburgh.  As of December 31, 2014, we had 40,876 local access lines in this territory (averaging 143.4 lines per square mile).  The local access lines in this territory consist of approximately 56.7% business customers and 43.3% residential customers.  The CLEC operations expand south to serve the city of Pittsburgh and north to serve the city of Butler and surrounding areas.  Business customers consist primarily of small to mid-sized businesses, educational institutions, and healthcare facilities.

Our California ILEC territory consists of approximately 83 square miles, covering Roseville and Citrus Heights, California and adjacent areas in Placer and Sacramento Counties. As of December 31, 2014, we had 38,484 local access lines (averaging 463.7 lines per square mile), of which 63.6% consisted of business customers and 36.4% residential customers.  This territory also included 63,645 data connections and 29,769 video connections at December 31, 2014.  Our CLEC operations expand both north and south to serve primarily the greater Sacramento region.  In this market, our business customers primarily include financial institutions, healthcare, manufacturing, local governments and school districts.

We also serve as a competitive provider to residential and business customers in the greater Kansas City, Kansas and Missouri areas.  A significant portion of the market area is in Johnson County, Kansas, which includes the cities of Lenexa, Overland Park and Shawnee.  The Kansas City market has favorable market demographics and has experienced growth in its metropolitan and suburban communities in recent years which has resulted in tremendous business opportunities in this market.  Johnson County has the highest median household income and highest per-capita income in Kansas and is among the most affluent in the United States.  Business customers consist primarily of small to medium sized businesses and government entities.  As of December 31, 2014, the Kansas City territory had 102,283 voice, video and data connections, or 12% of the Company’s total connections.

Our newly acquired operations in the upper mid-west include a fiber network spanning 4,200 fiber route miles with facilities-based operations in Minnesota and into Iowa, North Dakota, South Dakota and Wisconsin.  The three ILEC territories in this region consist of 23 exchanges in south central Minnesota, specifically Mankato, Minnesota and surrounding communities as well as rural communities in northwest Iowa.  We also provide competitive services in the regions of northern Minnesota and the Minneapolis-Saint Paul metropolitan area, southern Minnesota, Des Moines, Iowa and Fargo, North Dakota.  Our extensive metro fiber optic rings directly connects our network to a wide range of customers, which include interexchange carriers, wireless carriers, enterprise and commercial retail customers and customers in the healthcare, government and education industries.  At December 31, 2014, we had 116,856 connections in this territory.

Sales and Marketing

The key components of our overall marketing strategy include:

•                  Organizing our sales and marketing activities around our consumer, enterprise and carrier customers;

•                  Positioning ourselves as a single point of contact for our customers’ communications needs;

•                  Providing customers with a broad array of voice, data and video services and bundling these services whenever possible;

•                  Identifying and broadening our commercial customer needs by developing solutions and providing integrated service offerings;

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

Network Architecture and Technology

We have made significant investments in our technologically advanced telecommunications networks and continue to enhance and expand our network by deploying technologies to provide additional capacity to our customers.  As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve.  Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas.  By bringing the fiber network closer to the customer premises, we can increase our service offerings, quality and bandwidth services.  Our existing network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in the home.

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

In our CLEC markets, we operate fiber networks which we own or have entered into long-term leases for fiber network access.  Our CLEC’s operate approximately 7,200 route-miles of fiber, which includes approximately 4,200 miles of fiber network in Minnesota and surrounding areas, 2,000 miles of fiber network in Texas, approximately 600 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 350 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and over 60 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area including both Kansas and

Missouri. Our CLEC operations provide both residential and commercial services.  Residential service includes VoIP, data and video service. For commercial services, we sell competitive wholesale capacity on our fiber network to other carriers, wireless providers, CLECs and large commercial customers.  We also provide carrier hotel space and data center space in the various markets we serve.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2014, we had 879 cell sites under contract with 803 connected and 76 scheduled for completion in 2015.

Business Strategies

Diversify revenues and increase revenues per customer

We continue to transform our business and diversify our revenue streams as we adapt to changes in the regulatory environment and advances in technology.  As a result of acquisitions, our wireless partnerships and increases in the consumer and commercial demand for data services, we continue to reduce our reliance on subsidies and access revenue.  Utilizing our existing network and strategic network expansion initiatives, we are able to acquire and serve a more diversified business customer base and create new long-term revenue streams such as wireless carrier backhaul services.  We will continue to focus on growing our broadband and commercial services through the expansion and extension of our fiber network to communities and corridors near our primary fiber routes where we believe we can offer competitive services and increase market share.

We also continue to focus on increasing our revenue per customer, primarily by improving our data and video market penetration, by increasing the sale of other value-added services and by encouraging customers to subscribe to our service bundles.

Improve operating efficiency

We continue to seek to improve operating efficiency through technology, better practices and procedures and through cost containment measures. Our current focus is on the integration of Enventis into our existing operations and creating operating synergies for the combined company.  In recent years, we have made significant operational improvements in our business through the centralization of work groups, processes and systems, which has resulted in significant cost savings and reductions in headcount.  Because of these efficiencies, we are better able to deliver a consistent customer experience, service our customers in a more cost-effective manner and lower our cost structure.  We continue to evaluate our operations in order to align our cost structure with operating revenues while continuing to launch new products and improve the overall customer experience.

Maintain capital expenditure discipline

Across all of our service territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital.  For example, investments in our networks allows significant flexibility to expand our commercial footprint, offer new service offerings and provide services in a cost-efficient manner while maintaining our reputation as a high-quality service provider.  We will continue to invest in strategic growth initiatives to expand our fiber network to new markets and customers in order to optimize new business, backhaul and wholesale opportunities.

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

We believe all of the above criteria were met in connection with our acquisition of Enventis in 2014.  In the long term, we believe that this transaction gives us additional scale and better positions us financially, strategically and competitively to pursue additional acquisitions.

Competition

The telecommunications industry is subject to extensive competition, which has increased significantly in recent years.  Technological advances have expanded the types and uses of services and products available.  In addition, differences in the regulatory environment applicable to comparable alternative services have lowered costs for these competitors.  As a result, we face heightened competition but also have new opportunities to grow our broadband business.  Our competitors vary by market and may include other incumbent and competitive local telephone companies; cable operators offering video, data and VoIP products; wireless carriers; long distance providers; satellite companies; Internet service providers and in some cases new forms of providers who are able to offer a broad range of competitive services.  We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase.  See Part I - Item 1A – “Risk Factors – Risks Relating to Our Business”.

In recent years, competition in our incumbent service areas has increased significantly.  Except for the traditional multichannel video delivery business, which requires significant capital investment to serve customers, the barriers to entry are not high and technology changes force rapid competitive adjustments.  Depending on the market area, we compete against AT&T and a number of other carriers, as well as Comcast, Time Warner, Mediacom, Armstrong, Suddenlink and NewWave communications, in both the commercial and consumer markets.  Google also recently launched data and video services in a limited, but growing, number of service areas including the Kansas City market.  Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.

We continue to face significant competition from wireless and other fiber data providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  In addition, the expanded availability for free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices has increased competition among other providers including online digital distributors for our video and data services.

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

In our rural markets, services are more costly to provide than service in urban areas as a lower customer density necessitates higher capital expenditures on a per-customer basis.  As a result, it generally is not economically viable for new entrants to overlap existing networks in rural territories.  Despite the barriers to entry, rural telephone companies still face significant competition from wireless and video providers and, to a lesser extent, competitive telephone companies.

Our other lines of business are subject to substantial competition from local, regional and national competitors.  In particular, our wholesale and transport business serves other interexchange carriers and we compete with a variety of service providers including incumbent and competitive local telephone companies and other fiber data companies.  For our business systems products, we compete with other equipment providers or value added resellers, network providers, incumbent and competitive local telephone companies and data hosting service providers.

We expect that competition in all of our businesses will continue to intensify as new technologies and changes in consumer behavior continue to emerge.

Regulatory Environment

The following summary does not describe all existing and proposed legislation and regulations affecting the telecommunications industry.  Regulation can change rapidly, and ongoing proceedings and hearings could alter the manner in which the telecommunications industry operates.  We cannot predict the outcome of any of these developments, nor their potential impact on us. See Part I —Item 1A—“Risk Factors—Risks Related to the Regulation of Our Business”.

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

•

Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability; and

•

Provide, at rates, terms, and conditions that are just, reasonable, and non-discriminatory, for the physical collocation of other carriers’ equipment necessary for interconnection or access to unbundled network elements (“UNEs”) at the premises of the incumbent telephone company.

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

Intrastate network access charges are regulated by state commissions.  The FCC order on intercarrier compensation and universal service reform required state access charges to mirror interstate access charges, and as of July 1, 2013 all switched intrastate access charges mirror interstate access charges.

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

Historically, all of our rural telephone companies had elected not to apply federal price caps.  Instead, they employed rate-of-return regulation for their network interstate access charges, whereby they earned a fixed return on their investment over and above operating costs.  In December 2007, we filed a petition with the FCC seeking to permit our Illinois and Texas companies to convert to price cap regulation.  Our petition was approved on May 6, 2008, and became effective on July 1, 2008.  We converted our Pennsylvania property to price cap regulation in 2012 and our California property in 2013.  The conversion to price cap regulation gives us greater pricing flexibility for interstate services, especially the increasingly competitive special access segment.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  As we have acquired new properties we have converted them to federal price cap regulation.

Our recently acquired Enventis ILEC properties are cost based rate-of-return companies.  Effective January 1, 2015, they are treated as price cap companies for universal service purposes.  We anticipate filing a petition for waiver in the first quarter of 2015 to keep the Enventis ILECs as rate-of-return for switched access.  If the petition is denied, they would convert to price cap companies effective July 1, 2015.

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

Unlike the federal system, California and Illinois do not provide an explicit subsidy in the form of a universal service fund for companies of our size.  Therefore, while subsidies from the Federal Universal Service Fund offset the decrease in revenues resulting from the reduction in interstate network access rates, there was no corresponding offset for the decrease in revenues from the reduction in California or Illinois intrastate network access rates.  In Iowa, Minnesota, Pennsylvania and Texas, the intrastate network access rate regime applicable to our rural telephone companies does not mirror the FCC regime, so the impact of the reforms was revenue neutral.

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

Unbundled Network Element Rules

The unbundling requirements have been some of the most controversial provisions of the Telecommunications Act.  In its initial implementation of the law, the FCC generally required incumbent telephone companies to lease a wide range of UNE’s to CLECs.  Those rules were designed to enable competitors to deliver services to their customers in combination with their existing networks or as recombined service offerings on a UNE platform (“UNE-P”), which allowed competitors with no facilities of their own to purchase all the elements of local telephone service from the incumbent and resell them to customers.  These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on the incumbent telephone companies and made it easier for customers to shift their business to other carriers.  After a court challenge and a decision vacating portions of the UNE rules, the FCC issued revised rules in February 2005 that reinstated some unbundling requirements for incumbent telephone companies that are not protected by the rural exemption, but eliminated the UNE-P option and certain other unbundling requirements.

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas.  As discussed above, the Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements.  However, the Telecommunications Act provides that the rural exemption will cease to apply as to competing cable companies if and when the rural carrier introduces video services in a service area.  In that event, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect.  Since each of our subsidiaries now provides video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas.  Additionally, in Texas, the Public Utilities Commission of Texas (“PUCT”) has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies.  Our ILEC subsidiaries in California, Illinois, Iowa, Minnesota and Pennsylvania still have the rural exemption in place. We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.

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

The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILECs have rural exemptions.  Our CLEC operations were not significantly affected by the 2005 changes to the UNE rules because they use their own switching for business customers that are served by high capacity loops.  Our Pennsylvania CLEC has a commercial agreement with Verizon that sets the terms of the pricing and provisioning of lines previously served utilizing UNE-P, including Verizon switching service.  Less than 5% of our Pennsylvania CLEC access lines are provisioned utilizing this commercial arrangement.  Although the costs for this arrangement will increase over time pursuant to the terms of the agreement, our relatively low use of Verizon’s switching and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure.  The CLEC has experienced moderate increases in the overall cost to provision high-capacity loops, interoffice transport facilities and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.  In December 2012, our subsidiary Consolidated Communications Enterprise Services Inc. (“CCES”), entered into a 5-year wholesale special access agreement with AT&T, which moved us off the UNE platform, reduced cost and gave us greater flexibility.  This agreement applies to our CLEC operations in California, Illinois, Kansas, Missouri and Texas.

In 2006, Verizon filed a petition requesting that the FCC refrain from applying a number of regulations to the Verizon operations in six major metropolitan markets, including the Pittsburgh market area.  Among other things, Verizon urged the FCC to forbear from applying loop and transport unbundling regulations, claiming there was sufficient competition in the Pittsburgh market to mitigate the need for these rules.  The FCC denied Verizon’s petition in December 2007, but a federal court of appeals remanded this decision to the FCC for further analysis in 2009.  If the FCC grants this remanded petition or any similar forbearance petitions in markets in which our CLEC operates, our cost to obtain access to loop and transport facilities would increase substantially for the 5%, or less, of the lines provisioned under the commercial agreement discussed above.  In 2013, AT&T filed to amend its interstate access tariff with the FCC to eliminate the 5-year term discounts on its special access services.  We filed a petition to reject AT&T’s filing and on December 9, 2013 the FCC suspended AT&T’s filing pending investigation.  The FCC has not yet issued a ruling in this matter.

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Federal Universal Service Fund subsidies promote widely available, quality telephone service at affordable prices in rural areas.  We received $53.2 million and $52.0 million from the Federal Universal Service Fund, the Pennsylvania Universal Service Fund and the Texas Universal Service Fund in 2014 and 2013, respectively.

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

In order for ETCs to receive high-cost support, the Universal Service Fund (“USF”)/intercarrier compensation (“ICC”) Transformation Order requires states to certify on an annual basis that USF support is used “only for the provision, maintenance, and upgrading of facilities and services for which the support is intended”.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For the calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest Communications (“SureWest”) did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012, submission to the FCC.  On January 24, 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. On February 19, 2013, the CPUC filed a certification with the FCC with respect to SureWest. On October 29, 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  On November 26, 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management is optimistic, based on the change in SureWest Telephone’s USF filing status caused by the change in the ownership of SureWest Telephone, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest Telephone had a previously-filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld, and the FCC’s past practice of granting waivers to accept late filings in similar situations, that the Company may prevail in its application to the Commission and receive USF funding for the period January 1, 2013, through June 30, 2013. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of the previously recognized revenues, in December 2013, we reversed the $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

FCC Access Charge and Universal Service Reform Order

In November 2011, the FCC released its comprehensive order on Access Charge and Universal Service Reform (the “Order”).  The access charge portion of the Order systematically reduces minute of use based interstate access, intrastate access and reciprocal compensation rates over a six to nine year period to an end state of “Bill and Keep”, in which each carrier recovers the costs of its network through charges to its own subscribers, not through intercarrier compensation.  The reductions apply to terminating access rates and usage, while originating access will be addressed by the FCC in a later proceeding.  To help with the transition to Bill and Keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (“ARM”) which is funded from the Connect America Fund (“CAF”), and the second is an Access Recovery Charge (“ARC”) which is recovered from the end users.  The universal service portion of the Order shifts the national policy goal from voice service to broadband and is now called the CAF.  The initial release of the Order mandated that, in order to receive CAF funding, carriers must agree to provide broadband capability to 100% of their customer base at a minimum speed of 4 Mbps downstream and 1Mbps upstream.  The current high cost funding program is frozen at 2011 levels and will be eliminated upon development and implementation of a CAF census block model.

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

In 2012, Phase I of the CAF was implemented, freezing USF support to price cap holding companies until the FCC implements Phase II, which incorporates a broadband cost model to shift support from voice service to broadband.  The Order also modifies the methodology used for ICC for traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our network access revenues decreased approximately $1.4 million and $1.8 million in 2014 and 2013, respectively.

On December 19, 2014, the FCC released a report and order that addresses the transition to CAF Phase II for price cap carriers, the acceptance criteria of CAF Phase II funding, the rules for the competitive bidding process, the annual reporting requirements, and introduces CAF Phase III.  For companies that accept the CAF Phase II model based support, there will be a three year transition period in instances where their current Phase I frozen funding exceeds the Phase II funding. If Phase II support exceeds Phase I, then transitional support is waived and Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations, with funding received over six years beginning in mid-2015.  The FCC is expected to release the final model support in the first quarter of 2015, with funding retroactive to January 2015.

Companies that do not accept the CAF Phase II funding will continue to receive Phase I frozen support amounts until funding for their service area is awarded to another carrier through the competitive bidding process, which is expected to be completed in 2016.  In addition, companies that do not accept the model based support will be eligible to participate in the competitive bidding process.  There is no statewide commitment associated with the auction process; ILECs will only be required to build to the locations won, and funding will be received over 10 years.  The broadband requirement at the onset of the funding period is 10Mbps/1Mbps, and is subject to change over the remaining years.

Upon acceptance of funding, annual reporting requirements include filings of annual certifications that the carrier is both meeting its public interest obligations and is offering comparable broadband rates and a Service Quality Improvement plan filing. The initial plan must be filed by July 1, 2016, with progress reports filed every year thereafter.  The plan must include, among other things, the total amount of Phase II support used to fund capital expenditures in the previous year, and certification that the carrier is meeting the required interim deployment milestones. The Company is currently evaluating its options in these matters and acceptance of funding will depend on the FCC’s final model support in the first quarter of 2015.

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

Illinois

Our Illinois rural telephone company holds the necessary certifications in Illinois to provide long-distance and payphone services.  We are required to file tariffs with the ILCC or post written service offerings on its website, but generally can change the prices, terms and conditions stated in its tariffs on one day’s notice, with prior notice of price increases to affected customers.  Our CLEC services are not subject to any significant state regulations in Illinois.

Our Illinois rural telephone company is certified by the ILCC to provide local telephone services.  This entity operates as a distinct company from a regulatory standpoint. As described below, ICTC has elected the option under Illinois law to have its rates, terms and conditions of service subject to market regulation, that is, by competition.  Although, as explained above, the FCC has preempted certain state regulations pursuant to the Telecommunications Act, Illinois retains the authority to impose requirements on our Illinois rural telephone company to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers.  Our Illinois rural telephone company has not had a general rate proceeding before the ILCC since 1983.

Under Illinois law, the ILCC has broad authority to impose service quality and service offering requirements on our Illinois rural telephone company, including credit and collection policies and practices, and can require our Illinois rural telephone company to take actions to ensure that it meets its statutory obligation to provide reliable local exchange service.

The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on a number of occasions since 1985.  In 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ILCC to replace the existing system of individual town franchises.  This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services.  The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the new law.  Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future.  In

2010, the Illinois General Assembly passed Public Act 96-0927, which updates the telecommunications statute, allowing ILECs, beginning January 1, 2011, to elect deregulation of local services.  ICTC elected this option effective April 1, 2014.  Under this option, ICTC’s rates for local services became “competitive” and no longer subject to rate of return regulation, and certain other service quality obligations are reduced.  ICTC is obligated to make certain basic local exchange service packages available to customers.  Public Act 96-0927 also specified that local exchange carriers may not charge intrastate access rates at levels higher than their interstate access rates.  The Governor of Illinois signed the bill into law on June 15, 2010.  In June 2013, the Illinois legislature approved additional amendments to the telecommunications statute.  The new telecommunications legislation made minor changes to the telecommunications statute. The current telecommunications statute is currently scheduled to sunset July 1, 2015.

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

Initially, both of our Texas rural telephone companies elected incentive regulation under Chapter 59 and fulfilled the applicable infrastructure requirements, but they changed their election status to Chapter 58 in 2003, which gives them some pricing flexibility for basic services, subject to PUCT approval.  The PUCT could impose additional infrastructure requirements or other restrictions in the future.  Any requirements or restrictions could limit the amount of cash that is available to be transferred from our rural telephone companies to the parent entities and could adversely affect our ability to meet our debt service requirements and repayment obligations.

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

Texas Universal Service

The Texas Universal Service Fund is administered by the National Exchange Carrier Association.  PURA, the governing law, directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost for providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.  Our Texas ILECs receive two state funds, the small and rural incumbent local exchange company plan (“HCF”) and the high cost assistance fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated, and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of the settlement agreement, the HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for in April and implemented in June 2014.

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state Commissioners in May 2014 which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  Deadline for submission of the needs test is December 31, 2016.  We expect to complete the needs test as required and file for continued funding by the 2016 deadline.

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

Pennsylvania Universal Service and Access Charges

In 2011, the PAPUC issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay. A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it will address state universal funding in 2013 but delayed conducting a proceeding pending any state legislative activity that may occur in the 2015 legislative session.

Enventis

Our subsidiaries, Crystal Communications, Inc., Enventis Telecom, Inc. and IdeaOne Telecom, Inc. are CLECs. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves.  Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions for local and interexchange services.  Our CLECs provide services with less regulatory oversight than our ILEC companies.

Our subsidiaries Mankato Citizens Telephone Company (“MCTC”), Mid-Communications, Inc. (“Mid-Com”) and Heartland Telecommunications Company of Iowa (“Heartland”) are ILECs. MCTC and Mid-Com are public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission (“MPUC”).  Heartland is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board (“IUB”).  Due to the size of our ILEC companies, neither the MPUC nor the IUB regulates our rates of return or profits.  In Minnesota, regulators monitor MCTC and Mid-Com price and service levels. In Iowa, Heartland is not rate-regulated.  Our companies can change local rates by evaluating various factors including economic and competitive circumstances.

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

California, Iowa, Minnesota and Pennsylvania operate under a structure in which each municipality may impose various fees.

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

The FCC adopted an order banning exclusive contracts between affiliates where the programming is sent via terrestrial media, and banning certain other unfair acts, making it clear that the withholding of regional sports programming and high definition television programming by content affiliates of incumbent cable operators would receive special attention.  Unlike the satellite provisions, the new rules will not expire. The FCC’s order was upheld in an appeals court decision issued on March 12, 2010.

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

In early 2010, Comcast proposed to enter into a joint venture with NBC Universal, through which it would acquire control of numerous NBC properties, including both broadcast and cable television programming operations of NBC.  In early 2011, the FCC and the Department of Justice (“DOJ”) approved the transaction, with a significant number of conditions designed to promote programming diversity, to limit the ability of the combined entity to affect competition adversely, and to protect newly emerging markets such as independent OTT video. These conditions include requirements for program access and carriage, non-discrimination in making programming available, limits on bundling that would affect competition, and the relationship of the joint venture to emerging on-line competition.  In addition, conditions were imposed to maintain independence within the NBC unit in dealing with competing cable operators.  The parties agreed to the conditions and the transaction was completed during 2011.  Most of the conditions will have a duration of seven years.

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

The Company continues to monitor the emergence of video content options for customers that have become available over the Internet, and that may be made available for free, by individual subscription or in conjunction with a separate cable service agreement.  In some cases, this involves the ability to watch episodes of desirable network television programming and to procure additional content related to programs carried on linear cable channels.  These options have increased significantly, and can lead cable television customers to terminate or reduce their level of services.  At this time, OTT programming options cannot duplicate the nature or extent of desirable programming carried by cable systems, and the market is still comparatively nascent, but in light of changing technology and events such as the Comcast-NBC transaction, the OTT market will continue to grow and evolve rapidly.

Cable operators depend to some degree upon their ability to utilize the poles (and conduit) of electric and telephone utilities.  The terms and conditions under which such attachments can be made were established in the Federal Pole Attachment Act of 1978, as amended.  The Pole Attachment Act outlined the formula for calculating the fee to be charged for the use of utility poles, a formula that assesses fees based on the proportionate amount of space assigned for use and an allocation of certain qualified costs of the pole owner.  The FCC has put in place a structure for pole attachment regulation that has covered cable operators and other types of providers.  The FCC has adopted new rules that apply a single rate to all providers who use poles, whether they are cable operators, telecommunications providers, or Internet providers, even if they use the attachment to offer more than one service. These rules only affect attachments in states where the Federal rules apply.  States have the option to opt out of the Federal formula and to regulate pole attachments independently.  Illinois, Iowa, Kansas, Minnesota, Missouri, Pennsylvania and Texas follow the FCC pole attachment framework.  California has elected to separately regulate pole attachments and pole attachment rates.  The FCC decision has been appealed, and the ultimate outcome of the appeal cannot be predicted.

Cable operators are subject to longstanding cable copyright obligations where they pay copyright fees for some types of programming that are considered secondary retransmissions.  The copyright fees are updated from time to time, and are paid into a pool administered by the United States Copyright Office for distribution to qualifying recipients.

The FCC has so far declined to require that cable operators allow unaffiliated Internet service providers to gain access to customers by using the network of the operator’s cable system. The FCC also has considered the benefits of a requirement that cable operators offer programming on their systems on an a la carte or themed basis, but to date has not adopted regulations requiring such action.  These matters may resurface in the future, particularly as the OTT market grows.  In light of the fact that programming is increasingly being made available through Internet connections, some cable operators have considered their own a la carte alternatives.  Content owners with linear channels also are moving toward greater “on demand” programming, offerings that maintain the value of their linear channels for customers.

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

While this initiative was getting underway, a Federal appeals court decision in April 2010 assessed the FCC’s authority over Internet services under the Communications Act, and invalidated action taken by the FCC that was based on authority that the FCC thought it possessed.  The FCC asserted that it has jurisdictional authority in some areas related to the promotion of an “open Internet” or “net neutrality”.  Notwithstanding the court setback, the FCC elected to adopt rules in this regard in December 2010.  That action was appealed to a Federal appeals court, and in January 2014, the U.S. Court of Appeals for the D.C. Circuit found that the FCC does have the authority to implement regulation of the Internet, if those rules reasonably advance the promotion of broadband deployment and do not violate other statutory requirements.

As a result of the ruling, the FCC has indicated that it intends to reclassify broadband Internet services as a telecommunications service subject to regulation under Title II of the Communications Act, and will adopt regulations addressing Internet traffic exchange and peering arrangements.  These regulations are anticipated to be released in the first quarter of 2015. It is uncertain what specific guidelines the FCC will adopt or how they might impact the Company.

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

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and to rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the Internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are called over-the-top (“OTT”) services that deliver video content to televisions and computers over the Internet.  OTT services can include episodes of highly-rated television series in their current broadcast seasons.  They also can include content that is related to broadcast or sports content that we carry, but that is distinct and may be available only through the alternative source.  Finally, the transition to digital broadcast television has allowed many consumers to obtain high definition local broadcast television signals (including many network affiliates) over-the-air, using a simple antenna.  Consumers can pursue each of these options without foregoing any of the other options.  We may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends and discount or bundled pricing strategies by competitors. The incumbent telephone carrier in the markets we serve enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling some services competitive with ours can lead to revenue erosion in other related areas.  We face intense competition in our markets for long-distance, Internet access and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share; customers may reduce their usage of our services or switch to a less profitable service; and we may need to lower our prices or increase our marketing efforts to remain competitive.

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

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and give competitors significant new advantages. Technological developments could require us to make a significant new capital investment in order to remain competitive with other service providers.  If we do not replace or upgrade our network and its technology once it becomes obsolete, we will be unable to compete effectively and will likely lose customers.  We also may be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass telephone companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services.  Increasingly, this can be done over wireless facilities and other emerging mobile technologies as well as traditional wired networks.  Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint.  As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas.  The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

Shifts in our product mix may result in declines in operating profitability. Margins vary among our products and services. Our profitability may be impacted by technological changes, customer demands, regulatory changes, the competitive nature of our business and changes in the product mix of our sales. These shifts may also result in our long-lived assets becoming impaired or our inventory becoming obsolete. We review long-lived assets for potential impairment if certain events or changes in circumstances indicate impairment may be present. We currently manage potential obsolescence through reserves, but future technology changes may exceed current reserves.

Transport and content costs are substantial and continue to increase.  We expect the cost of video transport and content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit.  In addition, on-demand programming is being made available in response to customer demand.  In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission content.  Programming costs are generally assessed on a per-subscriber basis, and therefore, are related directly to the number of subscribers to which the programming is provided.  Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs.  Larger providers often can qualify for discounts based on the number of their subscribers.  This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression.  In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation.  While we expect these increases to continue we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost.  Also, some competitors (or their affiliates) own programming in their own right and we may be unable to secure license rights to that programming.  As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We receive cash distributions from our wireless partnership interests and the continued receipt of future distributions is not guaranteed.  We own five wireless partnership interests consisting of 2.34% of GTE Mobilnet of South Texas Limited Partnership, which provides cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas; 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area; 20.51% of GTE Mobilnet of Texas #17 Limited Partnership (“RSA #17”); 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.

In 2014, 2013 and 2012, we received cash distributions from these partnerships of $34.6 million, $34.8 million and $29.1 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership and the partnerships’ operating results, cash availability and financing needs, as determined by the General Partner at the date of the distribution.  We cannot control the timing, dollar amount or certainty of any future cash distributions from these partnerships.  In the absence of the receipt of cash distributions from these partnerships, we may be unable to fulfill our long-term obligations or our ability to pay cash dividends to our shareholders may be restricted.  If we do not receive cash distributions from these partnerships in the future, or if the cash distributions decrease in amount, our results of operations could be adversely affected.

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

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes and systems. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including the breach of our network security or the misappropriation of confidential information, could result in fines, penalties, litigation, and loss of customers and revenues. Any such failure could adversely impact our business, financial condition and results of operations.

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements before they expire, we could have a work stoppage or other labor actions that could materially disrupt our ability to provide services to our customers.  At December 31, 2014, approximately 27% of our employees were covered by collective bargaining agreements.  These employees are hourly workers located in Texas, Pennsylvania, Minnesota and Illinois service territories and are represented by various unions and locals.  Our relationship with these unions generally has been satisfactory, but occasional work stoppages can occur, including a four day work stoppage that did occur in December 2012. All of the existing collective bargaining agreements expire between 2015 through 2017, of which three contracts covering 14% of our employees will expire in 2015.

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

The loss of our certification or designation by key equipment manufacturers or business partners, or a partner losing its position as a leading provider of technology solutions would adversely impact our suite of business products and services. We provide various equipment solutions to our business customers.  The equipment and product lines are provided by various manufacturers from which we also provide hardware and IT consulting solutions for our business customers. If our providers of equipment and certain technology solutions fall out of favor in the marketplace, our success as a distributor or implementer may decline or be delayed as we seek alternative providers. The loss of any special designations or authorizations may affect our success as a leading distributor. It is also possible that we may lose the certified technicians who build the basis for our qualifications.

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

Future acquisitions could be expensive and may not be successful.  From time to time we make acquisitions and investments and enter into other strategic transactions.  In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty incorporating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions.  The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks Relating to Our Acquisition of Enventis

The integration of the Company and Enventis following the merger may present significant challenges.  We may face significant challenges in combining Enventis’ operations into our operations in a timely and efficient manner and in retaining key Enventis personnel.  The failure to successfully integrate the Company and Enventis and to manage successfully the challenges presented by the integration process may result in our not achieving the anticipated benefits of the merger, including operational and financial synergies.

We will incur transaction, integration and restructuring costs in connection with the merger.  We have incurred significant transaction costs in connection with the merger, including fees of our attorneys, accountants and financial advisors.  We expect to continue to incur additional integration and restructuring costs as we continue to integrate the businesses of Enventis with those of the Company.  Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term.

Risks Relating to Current Economic Conditions

Unfavorable changes in financial markets could adversely affect pension plan investments resulting in material funding requirements to meet our pension obligations.  We expect that we will continue to make future cash contributions to our pension plans, the amount and timing of which will depend on various factors including funding regulations, future investment performance, changes in future discount rates and changes in participant demographics.  Our pension plans have investments in marketable securities, including marketable debt and equity securities, whose values are exposed to changes in the financial markets.  Returns generated on plan assets have historically funded a large portion of the benefits paid under these plans.  If the financial markets experience a downturn and returns fall below the estimated long-term rate of return, our future funding requirements could increase significantly, which could adversely affect our cash flows from operations.

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

Risks Relating to Our Common Stock and Payment of Dividends

Our Board of Directors could, at its discretion, depart from or change our dividend policy at any time. Our Board of Directors maintains a current dividend practice for the payment of quarterly dividends at an annual rate of approximately $1.55 per share of common stock.  We are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them.  Our Board of Directors may decide at any time, in its discretion, to decrease the amount of dividends, change or revoke the dividend policy or discontinue paying dividends entirely. Our ability to pay dividends is dependent on our earnings, capital requirements, financial condition, expected cash needs, debt covenant compliance and other factors considered relevant by our Board of Directors. If we do not pay dividends, for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

We might not have sufficient cash to maintain current dividend levels. Our debt agreements, applicable state, legal and corporate law, regulatory requirements and other risk factors described in this section, could materially reduce the cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause funds not to be available when needed in an amount sufficient to support our current dividend practice.

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

We also are subject to laws that may have a similar effect.  For example, federal, California, Illinois, Minnesota, and Pennsylvania telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval.  Similarly, Section 203 of the Delaware General Corporation Law restricts our ability to engage in a business combination with an “interested stockholder”.  These laws and regulations make it difficult for another company to acquire us, and therefore could limit the price that investors might be willing to pay in the future for shares of our common stock.  In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that we may issue in the future.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.  As of December 31, 2014, we had $1,362.0 million of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

•                  We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;

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

Our credit agreement and the indentures governing our 2020 Notes and 2022 Notes contain covenants that limit management’s discretion in operating our business and could prevent us from capitalizing on opportunities and taking other corporate actions.  Among other things, our credit agreement limits or restricts our ability (and the ability of certain of our subsidiaries), and the separate indentures governing the 2020 Notes and 2022 Notes limit the ability of our subsidiary, Consolidated Communications, Inc., and its restricted subsidiaries to: incur additional debt and issue preferred stock; make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock; make investments and prepay or redeem debt; enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us; create liens; sell or otherwise dispose of assets, including capital stock of, or other ownership interests in subsidiaries; engage in transactions with affiliates; engage in sale and leaseback transactions; engage in a business other than telecommunications; and consolidate or merge.

In addition, our credit agreement requires us to comply with specified financial ratios, including ratios regarding total leverage and interest coverage.  Our ability to comply with these ratios may be affected by events beyond our control.  These restrictions limit our ability to plan for or react to market conditions, meet capital needs or otherwise constrain our activities or business plans.  They also may adversely affect our ability to finance our operations, enter into acquisitions or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in our credit agreement, in any future credit agreement, or in the separate indentures governing the 2020 Notes and the 2022 Notes, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable.  If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed.  In such a situation, the lenders could foreclose on the assets and capital stock pledged to them.

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

Our variable-rate debt subjects us to interest rate risk, which could impact our cost of borrowing and operating results.  Certain of our debt obligations are at variable rates of interest and expose us to interest rate risk.  Increases in interest rates could negatively impact our results of operations and operating cash flows.  We utilize interest rate swap agreements to convert a portion of our variable-rate debt to a fixed-rate basis.  However, we do not maintain interest rate hedging agreements for all of our variable-rate debt and our existing hedging agreements may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.  Changes in fair value of cash flow hedges that have been de-designated or determined to be ineffective are recognized in earnings.  Significant increases or decreases in the fair value of these cash flow hedges could cause favorable or adverse fluctuations in our results of operations.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the Federal Communications Commission (“FCC”) and other Federal, state and local entities.  Rapid changes in technology and market conditions have required corresponding changes in how government addresses telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either completely free from utilities regulation or are regulated on a significantly less burdensome basis.  Further, in comparison to our subsidiaries regulated as cable operators, satellite video providers, on-demand and OTT video providers, and motion picture and DVD firms have almost no regulation of their video activities.  Recently, Federal and state authorities have become far more active in seeking to address critical issues in each of our product and service markets.  The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state levels could require significant and costly adjustments, and adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and us and potentially create barriers to enter new markets or acquire new lines of business. We face continued uncertainty in the regulatory area for the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions ultimately will impact our markets. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

We receive support from various funds established under federal and state law and the continued receipt of that support is not assured.  A significant portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from Universal Service Fund (“USF”)/Connect America Fund (“CAF”) and intercarrier compensation (“ICC”). The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, the first phase of the CAF was implemented, freezing USF support to price cap holding companies until the FCC implemented a broadband cost model to shift support from voice service to broadband.  In December 2014, the FCC issued an order finalizing the transition to CAF Phase II.  If companies accept Phase II model-based support, then funding will continue at the new support level for a period of six years.  Additionally, if Phase II funding is less than the frozen Phase I support, then there will be a three year step-down to Phase II.  The FCC expects to release the final model-based support in the first quarter of 2015.  If companies do not accept Phase II model-based support, then the frozen Phase I support will continue until the competitive bidding process is complete, and funding areas are awarded to the participating carriers.  The bidding is expected to commence in late 2015 after the release of the final model support, and broadband build out funding will be received for 10 years by the carriers chosen during the auction process.  If companies chose not to accept Phase II model-based support, they may still engage in the competitive bidding process.  We are currently reviewing our Phase II options.  The amount of the impact cannot yet be determined, however, we anticipate that our revenues will be significantly impacted when the broadband cost model is implemented.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our network access revenues decreased approximately $1.4 million during 2014.  We anticipate network access revenues will continue to decline as a result of the Order through 2017 by as much as $2.1 million, $1.9 million, and $4.7 million in 2015, 2016, and 2017, respectively.

We receive subsidy payments from various federal or state universal service support programs.  These include high cost support, Lifeline, Schools and Libraries programs within the Federal universal service program.  In addition, our Pennsylvania and Texas ILECs receive state universal service funding.  The Pennsylvania PUC (“PAPUC”) issued an order in 2012 addressing state ICC and USF, but rescinded the order in early 2012 due to the FCC order usurping the PAPUC rules.  In the future, the PAPUC may reintroduce a universal service proceeding.  In Texas, the Public Utilities Commission of Texas (“PUCT”) initiated a proceeding to review the large company and small company high cost funds.  The proceedings undertook a comprehensive review of high cost funds and provided recommended changes to the legislature.  In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze the small and rural incumbent local exchange company plan high cost fund (“HCF”) and high cost assistance fund (“HCAF”) support for the remainder of 2013 and eliminated our annual $1.4 million HCAF support, effective January 1, 2014.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of settlement agreement, our HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a four year period beginning June 1, 2014 through 2018.

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

The support we receive from the FCC is subject to a change in accounting treatment, and may impact how future support is recorded to the financial statements.  Certain funds that we receive from the FCC to subsidize our broadband build out are recorded as revenue on our financial statements, while other funds are recorded as an asset reduction.  The direction of how to record these items is driven by the FCC, and is subject to change.  Future Federal support we receive and how we are instructed to record it may result in a reduction to our revenue by as much as $9.0 million of the CAF Phase II funding, however; once the broadband cost model is implemented, the estimated impact may be modified.

Increased regulation of the Internet could increase our cost of doing business. Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. At the federal level, the FCC intends to reclassify broadband Internet services as a telecommunications service subject to regulation under Title II of the Telecommunications Act of 1996, and is expected to issue an order in the first quarter of 2015.  The outcome of these proceedings may affect our regulatory obligations, costs and competition for our services which could have a material adverse effect on our profitability. In addition, certain members of Congress have proposed legislation that would ban the blocking of Internet traffic, and impose non-discrimination requirements on broadband Internet access providers.  If such legislation is passed, it could adversely impact our ability to profitably operate our network.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 121 S. 17th Street, Mattoon, Illinois, a leased facility.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings and operations in Illinois, Pennsylvania, Texas, California, Kansas, Missouri, Minnesota, Iowa and North Dakota.  We own approximately 21 acres of undeveloped land in Roseville, California.

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

In addition to plant and equipment that we wholly-own, we utilize poles, towers and cable and conduit systems jointly-owned with other entities and lease space on facilities to other entities.  These arrangements are in accordance with written agreements customary in the industry.

We have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.  See Note 11 in the Notes to Consolidated Financial Statements and Part II - Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our lease obligations.

As of December 31, 2014, 21 acres of undeveloped land and an office campus in Roseville, California are in escrow pending a sale to a third party with an expected close date in the third quarter of 2015.

Item 3.                     Legal Proceedings.

Five putative class action lawsuits have been filed by alleged Enventis shareholders challenging the Company’s proposed merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors have been named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions are called: Hoepner v. Enventis Corp. et al, filed July 15, 2014, Case No. 07-CV-14-2489, Bockley v. Finke et al, filed July 18, 2014, Case No. 07-CV-14-2551, Kaplan et al v. Enventis Corp. et al, filed July 21, 2014, Case No. 07-CV-14-2575, Marcial v. Enventis Corp. et al., filed July 25, 2014, Case No. 07-CV-14-2628, and Barta v. Finke et al, filed August 14, 2014, Case No. 07-CV-14-2854.  The actions generally allege, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly is unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restrict other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also allege that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits seek, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believe that these claims are without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.”  On February 2, 2015, the Special Litigation Committee issued a report stating that the claims lack merit and should not proceed.

In 2014, Sprint Corporation, Level 3 Communications, Inc., and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $1.2 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation. This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving common questions of fact. The U.S. District Court in Dallas, TX is expected to hear the case no later than September 2015. We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement to have an adverse material impact on our financial results or cash flows.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we would pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits would be available for services performed in connection with the pole attachment applications within five years of the execution of the Agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the Agreement we recorded an additional $0.9 million, which included estimated legal fees.  In October 2014, Salsgiver rejected the Agreement, remanding the case back to the court.  A trial is anticipated to occur in the third quarter of 2015; however, we believe that despite the rejection, the $1.3 million currently accrued represents management’s best estimate of the probable payment.

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services, Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipt Taxes, and/or have had audits performed for the tax years of 2008 through 2013.  In addition, a re-audit was performed on CCPA for the 2010 calendar year.  For the calendar years for which we received both additional assessment notices and audit actions, those issues have been combined by the DOR into a single Docket for each year.

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008-2013 is approximately $4.6 million.  Audits for calendar years 2008-2010 have been filed for appeal and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013 were received on September 16, 2014.  We are waiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008-2013 (using the re-audited 2010 number) is approximately $6.7 million.  Appeals of cases for calendar years 2008, 2009, and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013, as well as the re-audit of 2010 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

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

Item 4.                     Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”. As of February 13, 2015, there were approximately 4,704 stockholders of record of the Company’s common stock. The following table indicates the range of stock closing prices of the Company’s common stock as reported on the NASDAQ, for each of the quarters ending on the dates indicated:

	2014		2013
Period	High	Low	High	Low
First quarter	20.39	18.41	17.86	16.37
Second quarter	22.29	18.94	18.95	16.58
Third quarter	25.72	21.27	18.50	16.67
Fourth quarter	28.60	24.29	19.75	17.32

Dividend Policy and Restrictions

Our Board of Directors declared dividends of approximately $0.38738 per share in each of the periods listed above. We expect to continue to pay quarterly dividends at an annual rate of approximately $1.55 per share during 2015.  Future dividend payments are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.  Dividends on our common stock are not cumulative.

See Part II - Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion regarding restrictions on the payment of dividends. See Part I – Item 1A – “Risk Factors” of this report, which sets forth several factors that could prevent stockholders from receiving dividends in the future.  Additional information concerning dividends may be found in “Selected Financial Data” in Item 6, which is incorporated herein by reference.

Share Repurchases

During the quarter ended December 31, 2014, we repurchased 68,624 common shares surrendered by employees in the administration of employee share-based compensation plans.  The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2014	-	n/a	n/a	n/a
November 1-November 30, 2014	12,483	25.55	n/a	n/a
December 1-December 31, 2014	56,141	27.38	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming dividend reinvestment) with the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications Subsector index and a customized peer group of four companies that includes: Alaska Communications Systems Group, Inc., Consolidated Communications Holdings, Inc., Otelco, Inc. and Shenandoah Telecommunications Company. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2009 respectively in each index, and in the peer group. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index, the Dow Jones US
Fixed Line Telecommunications Subsector  Index,

and a Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2015 Dow Jones & Co. All rights reserved.

	At December 31,
(In dollars)	2009	2010	2011	2012	2013	2014
Consolidated Communications Holdings, Inc.	$100.00	$120.13	$128.77	$117.35	$158.07	$241.18
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Dow Jones US Fixed-Line Telecommunications Subsector	$100.00	$118.65	$126.93	$146.13	$163.27	$168.60
Peer group	$100.00	$118.88	$82.04	$72.57	$105.25	$142.34

Sale of Unregistered Securities

During the year ended December 31, 2014, we did not sell any equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,
(In millions, except per share amounts)	2014 (1)	2013	2012 (2)	2011	2010

Operating revenues	$635.7	$601.6	$477.9	$349.0	$360.3

Cost of products and services (exclusive of depreciation and amortization)	242.7	222.5	175.9	121.7	127.0
Selling, general and administrative expense	140.6	135.4	108.2	77.8	84.2
Acquisition and other transaction costs (3)	11.8	0.8	20.8	2.6	-
Intangible asset impairment	-	-	1.2	-	-
Depreciation and amortization	149.4	139.3	120.3	88.0	86.5
Income from operations	91.2	103.6	51.5	58.9	62.6

Interest expense, net and loss on extinguishment of debt (4)(5)(6)	(96.3)	(93.5)	(77.1)	(49.4)	(50.7)
Other income, net	33.5	37.3	31.2	27.9	26.1
Income from continuing operations before income taxes	28.4	47.4	5.6	37.4	38.0
Income tax expense	13.0	17.5	0.7	13.1	7.4
Income from continuing operations	15.4	29.9	4.9	24.3	30.6
Discontinued operations, net of tax	-	1.2	1.2	2.7	2.5
Net income	15.4	31.1	6.1	27.0	33.1
Net income of noncontrolling interest	0.3	0.3	0.5	0.6	0.6
Net income attributable to common shareholders	$15.1	$30.8	$5.6	$26.4	$32.5
Income per common share - basic and diluted:
Income from continuing operations	$0.35	$0.73	$0.12	$0.79	$1.00
Discontinued operations, net of tax(7)	-	0.03	0.03	0.09	0.09
Net income per common share - basic and diluted	$0.35	$0.76	$0.15	$0.88	$1.09
Weighted-average number of shares - basic and diluted	41,998	39,764	34,652	29,600	29,490

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$187.8	$168.5	$119.7	$124.3	$111.9
Cash flows used for investing activities	(246.9)	(107.4)	(468.5)	(40.7)	(41.6)
Cash flows (used for) provided by financing activities	60.2	(71.6)	257.5	(50.7)	(49.4)
Capital expenditures	109.0	107.4	77.0	41.8	42.7

Consolidated Balance Sheet:
Cash and cash equivalents	$6.7	$5.6	$17.9	$105.7	$67.7
Total current assets	134.1	87.7	109.3	164.7	132.6
Net property, plant and equipment	1,135.3	885.4	907.7	337.6	362.0
Total assets	2,220.3	1,747.4	1,793.5	1,194.1	1,209.5
Total debt (including current portion)	1,366.6	1,221.9	1,217.8	884.7	884.1
Stockholders’ equity	326.9	152.3	136.1	47.8	71.9

Other financial data (unaudited):
Adjusted EBITDA (8)	$288.5	$286.5	$231.9	$185.0	$181.7

(1)    On October 16, 2014, we completed our acquisition of Enventis Corporation (“Enventis”) in which we acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock. The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.

(2)    In July 2012, we acquired 100% of the outstanding shares of SureWest Communications (“SureWest”) in a cash and stock transaction.  SureWest results of operations have been included in our consolidated financial statements as of the acquisition date of July 2, 2012.

(3)    Acquisition and other transaction costs includes costs incurred related to acquisitions, including severance costs.

(4)    In 2014, we redeemed $72.8 million of the original aggregate principal amount of our 10.875% Senior Notes due 2020 (the “2020 Notes”).  In connection with the repurchases of the 2020 Notes, we recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.

(5)    In 2013, we entered into a Second Amended and Restated Credit Agreement to restate our term loan credit facility.  In connection with entering into the restated credit agreement, we incurred a loss on the extinguishment of debt of $7.7 million during the year ended December 31, 2013.

(6)    In 2012, we entered into a $350.0 million Senior Unsecured Bridge Loan Facility (“Bridge Facility”) to fund the SureWest acquisition.  During 2012, we incurred $4.2 million of amortization related to the financing costs and $1.5 million of interest related to ticking fees associated with the Bridge Facility.  In addition, in 2012 we entered into a Second Amendment and Incremental Facility Agreement to amend our term loan facility.  As a result, we incurred a loss on the extinguishment of debt of $4.5 million related to the repayment of our outstanding term loan.

(7)    In September 2013, we completed the sale of the assets and contractual rights of our prison services business for a total cash price of $2.5 million, resulting in a gain of $1.3 million, net of tax.  The financial results and net gain from the sale of the prison services business are included in income from discontinued operations for the years ended on or before December 31, 2013.

(8)   In addition to the results reported in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”), we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

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

The following tables are a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2014	2013	2012	2011	2010
Net cash provided by operating activities from continuing operations	$187.8	$168.5	$119.7	$124.3	$111.9
Adjustments:
Non-cash, stock-based compensation	(3.6)	(3.0)	(2.3)	(2.1)	(2.4)
Other adjustments, net	(31.6)	(24.8)	(9.7)	(10.9)	4.1
Changes in operating assets and liabilities	12.3	28.5	17.6	1.1	3.5
Interest expense, net	82.5	85.8	72.6	49.4	50.7
Income taxes	13.0	17.5	0.7	13.1	7.4
EBITDA	260.4	272.5	198.6	174.9	175.2

Adjustments to EBITDA:
Other, net (a)	(23.9)	(31.5)	(3.9)	(20.4)	(23.4)
Investment distributions (b)	34.6	34.8	29.2	28.4	27.5
Loss on extinguishment of debt (c)	13.8	7.7	4.5	–	–
Intangible asset impairment (d)	–	–	1.2	–	–
Non-cash, stock-based compensation (e)	3.6	3.0	2.3	2.1	2.4
Adjusted EBITDA	$288.5	$286.5	$231.9	$185.0	$181.7

(a)    Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including severance and certain other miscellaneous items.

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

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I - Item 1 “Note About Forward-Looking Statements” and Item 1A “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated”, the “Company”, “we” or “our”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide services in consumer, commercial, and carrier channels to customers in 11 states, including local and long-distance service, high-speed broadband Internet access, video, Voice over Internet Protocol (“VoIP”), private line, cloud services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, and equipment sales.

2014 Highlights:

1)             In October 2014, we completed a merger with Enventis Corporation, an advanced communications provider in the upper Midwest.

2)             We increased our consumer maximum broadband Internet speeds to 1Gbps in our Kansas market.  Additional markets on our fiber network are scheduled to follow in early 2015.

3)             We launched consumer data speeds of up to 100 Mbps over our fiber networks in Pennsylvania and California.  Additional markets are expected to be launched in early 2015.

4)             Our data and Internet revenue remains a strategic growth area driven by both organic growth and acquisitive expansion of our footprint.

5)    We continue to invest in and enrich our suite of commercial services through the introduction of cloud services and advanced VoIP solutions, creating a foundation for future product enhancements.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data, and Internet services (collectively “broadband services”) to residential and business customers.  Revenues increased $34.1 million during 2014 compared to 2013, primarily from growth in our broadband services and the Enventis acquisition.

				% Change
				2014 vs.	2013 vs.
	2014	2013	2012	2013	2012
Video, Data and Internet services	45.2%	44.9%	37.0%	0.8%	21.4%
All Other services	54.8%	55.1%	63.0%	(0.6)%	(12.5)%

As noted in the table above, broadband services now constitute more than 45% of our total operating revenue, an increase of 0.8% and 21.4% over 2013 and 2012, respectively.  Data and Internet connections have grown as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  In December 2014, we introduced data speeds of up to 1 Gbps to our fiber-to-the-home customers in our Kansas market, with other markets following in early 2015.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is100 Mbps, depending on the geographic market availability. As of December 31, 2014, approximately 31% of the homes in the areas we serve subscribe to our data service.

We expect our broadband service revenues to continue to grow as consumer and commercial demands for data based services increase. Our exceptional maximum consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service which launched in 2013, and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.  As of December 31, 2014, our video service was available to approximately 579,000 homes in the markets we serve, with an approximate 21% penetration rate. As of December 31, 2014, we had approximately 123,000 video subscribers, an 11% increase from 2013 primarily as a result of the Enventis acquisition.

We are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  In 2014, we gained strategic advantage through the acquisition of Enventis, which earlier in the year launched a suite of cloud services that increases efficiency and reduces IT costs for our customers.  In addition, we launched an enhanced hosted voice product, which enables greater scalability and reliability for businesses. We anticipate future momentum in new business revenue as these new products gain traction.

The increase in our operating revenues during 2014 was offset in part by an anticipated industry wide trend of a decline in access lines and related network access.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.  In addition, our video connection growth is decelerating.  Excluding Enventis subscribers of approximately 12,000, our increase in connections was less than 1% over 2013. This trend is driven by changing consumer viewing habits, which we believe will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

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

Significant Recent Developments

Enventis Merger

On October 16, 2014, we completed our merger with Enventis Corporation, a Minnesota corporation (“Enventis”), and acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  As a result, Enventis became a wholly-owned subsidiary of the Company.  Each share of common stock, no par value, of Enventis converted into and became the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock plus cash in lieu of fractional shares as set forth in the merger agreement.  Based on the closing price of our common stock at $25.40 per share on the date preceding the merger, the total value of the purchase consideration exchanged was $257.7 million, excluding $149.9 million paid to extinguish Enventis’ outstanding debt.  On the date of the merger, we issued an aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.

Enventis is an advanced communications provider, which services business and residential customers primarily in the upper Midwest.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.

In conjunction with the acquisition, we completed an offering of $200.0 million aggregate principal amount of 6.50% senior notes due in 2022 (the “2022 Notes”).  The net proceeds from the issuance of the 2022 Notes were used to finance the acquisition of Enventis including related fees and expenses and for the repayment of the existing indebtedness of Enventis.  A portion of the proceeds, together with cash on hand, was also used to repurchase $46.8 million of our 10.875% Senior Notes due 2020 (the “2020 Notes”), as described in the Liquidity and Capital Resources section below.

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to thirteen county jails located in Illinois.  The sale was completed for an aggregate purchase price of $2.5 million, resulting in a gain of $1.3 million, net of tax.  The financial results of the operations for Prison Services have been reported as discontinued operations in our consolidated financial statements for the years ended on or before December 31, 2013.

SureWest Merger

On July 2, 2012, we completed the merger with SureWest, which resulted in the acquisition of 100% of all the outstanding shares of SureWest for $23.00 per share in a cash and stock transaction.  The total purchase price of $550.8 million, consisted of cash and assumed debt of $402.4 million and 9,965,983 shares of the Company’s common stock valued at the Company’s opening stock price on July 2, 2012 of $14.89, which totaled $148.4 million. The cash portion of the merger consideration and the funds required to repay SureWest’s outstanding debt was financed with the sale of the 2020 Notes with an original aggregate principal amount of $300.0 million.  The Company also used cash on hand and approximately $35.0 million in borrowings from its revolving credit facility.  The results of operations from SureWest are included in our consolidated financial statements as of the acquisition date.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2014, 2013 and 2012.

Financial Data

				% Change
				2014 vs.	2013 vs.
(In millions, except for percentages)	2014	2013	2012	2013	2012
Operating Revenues
Local calling services	$108.3	$106.5	$93.5	2%	14%
Network access services	106.3	112.4	98.6	(5)	14
Video, Data and Internet services	287.5	270.0	176.7	6	53
Subsidies	53.2	52.0	49.3	2	5
Long-distance services	19.6	19.3	17.3	2	12
Other services	60.8	41.4	42.5	47	(3)
Total operating revenue	635.7	601.6	477.9	6	26
Expenses
Cost of services and products	242.7	222.5	175.9	9	26
Selling, general and administrative expense	140.6	135.4	108.2	4	25
Acquisition and other transaction costs	11.8	0.8	20.8	1,375	(96)
Impairment of intangible assets	-	-	1.2	-	(100)
Depreciation and amortization	149.4	139.3	120.3	7	16
Total operating expenses	544.5	498.0	426.4	9	17
Income from operations	91.2	103.6	51.5	(12)	101
Interest expense, net	(82.5)	(85.8)	(72.6)	(4)	18
Loss on extinguishment of debt	(13.8)	(7.7)	(4.5)	79	71
Other income	33.5	37.3	31.2	(10)	20
Income tax expense	13.0	17.5	0.7	(26)	2,400
Income from continuing operations	15.4	29.9	4.9	(48)	510
Income from discontinued operations, net of tax	-	1.2	1.2	(100)	0
Net income attributable to noncontrolling interest	0.3	0.3	0.5	0	(40)
Net income attributable to common shareholders	$15.1	$30.8	$5.6	(51)	450

Adjusted EBITDA (1)	$288.5	$286.5	$231.9	1%	24%

(1)A non-GAAP measure.  See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2014 vs.	2013 vs.
	2014	2013	2012	2013	2012
ILEC access lines
Residential	151,359	147,247	153,855	3%	(4)%
Business	118,149	109,558	114,742	8	(5)
Total	269,508	256,805	268,597	5	(4)

Voice connections (1)
Residential	72,145	73,219	78,811	(1)	(7)
Business	95,309	50,214	50,918	90	(1)
Total	167,454	123,433	129,729	36	(5)

Data and Internet connections (2)	289,658	255,231	247,633	13	3
Video connections (2)	122,832	110,621	106,137	11	4
Total connections	849,452	746,090	752,096	14	(1)

(1)Voice connections include voice lines outside the ILEC service areas and Voice-over-IP inside the ILEC service areas.

(2)These connections include both residential and business (excluding SureWest business metrics) for services both inside and outside the ILEC service areas.

The comparability of our consolidated results of operations and key operating statistics was impacted by the SureWest acquisition, which closed on July 2, 2012, and the Enventis acquisition, which closed on October 16, 2014, as described above.  SureWest’s and Enventis’ results are included in our consolidated financial statements as of the respective dates of the acquisitions.  These acquisitions provide additional diversification of the Company’s revenues and cash flows both geographically and by service type.  The SureWest operations accounted for $133.1 million of the 2012 consolidated operating revenues and for 296,459 of the total connections at December 31, 2012. The Enventis operations accounted for $37.6 million of the 2014 consolidated operating revenues and for 116,856 of the total connections at December 31, 2014.

Operating Revenues

Local Calling Services

We offer several different basic local phone service packages for residential and business customers.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Local calling services revenue increased $1.8 million during 2014 compared to 2013. Excluding the addition of Enventis’ revenue of $3.4 million, revenues decreased by $1.6 million due to a 6% decline in local access lines.

In 2013, local calling services revenue increased $13.0 million compared to 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, local calling services decreased $4.8 million during 2013 compared to 2012 primarily due to a 4% decline in local access lines.

The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in access lines due to competition from alternative technologies including our own competing VoIP product.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services, end user access, and wireless backhaul services.  Network access services revenue decreased $6.1 million during 2014 compared to 2013 primarily due to a decline in switched and special access revenue. Excluding Enventis, the decrease would have been $8.7 million.  Special access revenue declined due to a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.  Switched access revenue decreased as a result of the continuing decline in minutes of use.  End user revenues decreased due to a reduction in residential federal subscriber line charges in Texas effective in July 2013, which was mitigated in part by a rate increase within local calling services.

In 2013, network access services revenue increased $13.8 million compared to 2012 primarily as a result of the July 2012 acquisition of SureWest. Excluding the additional six months of revenue for SureWest, network access services decreased $7.4 million during 2013 compared to 2012 primarily due to a decline in switched and special access revenue.

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

Video, Data and Internet Services

The following table reflects the components of Video, Data and Internet Services:

				% Change
				2014 vs.	2013 vs.
(In millions, except for percentages)	2014	2013	2012	2013	2012
Video, Data and Internet services
DSL and Internet	$122.0	$115.3	$84.4	5.8%	36.6%
VoIP	27.4	26.6	15.1	3.0	76.2
Video	95.7	91.9	57.0	4.1	61.2
Private Line	42.4	36.2	20.2	17.1	79.2
Total	$287.5	$270.0	$176.7	6.5%	52.8%

Video, Data and Internet Services include revenue from both residential and business customers for subscriptions to our VoIP, video and data products.  We offer high speed Internet access at speeds for residential customers of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP service is offered to both residential and business customers, and provides options from basic service to virtual hosted systems. In addition to Internet and VoIP services, we also offer private line data services to businesses that include dedicated Internet access through our Metro Ethernet network.  Wide Area Network (“WAN”) products include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps, to accommodate the growth patterns of our business customers. Data center solutions provide collocation and complementary services.

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Video, data and Internet revenue increased $17.5 million during 2014 compared to 2013 primarily due to the acquisition of Enventis and the continued growth in data and Internet revenue.  Excluding Enventis, the increase over 2013 was $6.9 million.  As shown by the table above, digital subscriber line (“DSL”) and Internet revenue is a primary growth area, with a revenue increase of $6.7 million over 2013, with Enventis contributing $3.5 million of the growth in 2014. Our commercial private line product that includes Metro Ethernet is also a growth area, with an increase of $6.2 million over 2013.  Excluding Enventis’ revenue of $4.7 million, private line growth in 2014 was $1.5 million.

In 2013, revenue increased $93.3 million compared to 2012 primarily as a result of the acquisition of SureWest, which accounted for $85.2 million of the annual increase.  The remaining increase in revenue was primarily due to the continued growth in data and Internet connections and video connections, which increased 3% and 4%, respectively, as of December 31, 2013.  Video, data and Internet revenue comprised 45% of our consolidated revenues in 2013 compared to 37% in 2012.

We expect that our data and Internet service revenue will see continued growth from the increasing demand of both consumers and businesses for data based services.  In addition, our network advances, enhanced broadband product offerings, and expanded footprint have opened up new market opportunities.

Subsidies

Subsidies consist of both federal and state subsidies designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $1.2 million during 2014 compared to 2013 primarily from the acquisition of Enventis. In 2013, subsidies increased $2.7 million compared to 2012 as a result of our acquisition of SureWest, as well as the addition of revenues from the Connect America Fund (“CAF”), which was implemented by the FCC in July 2012.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Long-Distance Services

We offer a variety of long-distance calling plans, including unlimited flat-rate calling plans, to residential and business customers. Long-distance services revenue increased $0.3 million during 2014 compared to 2013.  Excluding Enventis, long-distance revenue decreased $0.6 million due to the continued decline in residential access lines.

In 2013, long-distance services revenue increased $2.0 million compared to 2012 primarily due to the acquisition of SureWest.  Excluding the addition of SureWest revenues, long distance services decreased approximately $1.7 million during 2013 compared to 2012 primarily due to the decline in access lines as described above and the shift in customers moving to unlimited long-distance plans.

Other Services

Other services include revenues from telephone directory publishing, wholesale transport services, billing and collection services, inside wiring service and maintenance and equipment sales.  Other services revenue increased $19.4 million during 2014 compared to 2013.  The growth over prior year is primarily from Enventis’ business telecommunication equipment sales and related support services, which contributed $11.1 million of our 2014 revenue, and enhanced our growing suite of commercial product offerings. The remaining increase of $8.3 million over 2013 is primarily due to Enventis’ transport revenue of $7.1 million.

In 2013, other services revenue decreased $1.1 million compared to 2012.  The decrease in other services revenue was primarily due to a decline in directory publishing revenues and equipment sales, which was offset in part by the acquisition of SureWest and an increase in transport services.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $20.2 million during 2014 compared to 2013 primarily due to the addition of the operations for Enventis during 2014, which accounted for $18.8 million of the increase.  Video programming costs also increased as costs per program channel continue to rise. Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve.  We anticipate that programming costs will continue to increase due to the rising cost in license fees and as we add additional content and offer video content to various platforms.  However, the increase in video programming costs was largely offset by a decline in employee costs due to a reduction in headcount as a result of integration and cost reduction efforts in 2013 as well as a reduction in pension expense in the current year.

In 2013, cost of services and products increased $46.6 million compared to 2012.  The addition of the operations for SureWest during the first six months of 2013 accounted for $50.0 million of the increase.  Video programming costs increased due to a growth in video connections and an increase in costs per program channel.  During 2012, the increase in video programming costs was offset by a reduction in access costs due to the decline in access lines and usage.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $5.2 million during 2014 compared to 2013. The acquisition of Enventis in 2014 contributed $7.2 million of the increase.  Excluding Enventis, selling, general and administrative expense decreased $2.0 million due to a decline in professional fees for legal and billing services and a reduction in pension costs in the current year.  These savings were offset in part by growth in our commercial sales force as a result of the expansion of our commercial services in the Dallas market in 2014.  Bad debt expense also increased due to recoveries recognized in the prior year period.

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

Transaction costs

Transaction costs increased $11.0 million during 2014 compared to 2013 as a result of the acquisition of Enventis, which closed in the fourth quarter of 2014.  In 2012, we incurred $20.8 million in transaction related fees in connection with the acquisition of SureWest.  Transaction costs consist primarily of legal, finance and other professional fees as well as expenses related to change-in-control payments to former employees of the acquired companies.

Depreciation and Amortization

Depreciation and amortization expense increased $10.1 million during 2014 compared to 2013, primarily as a result of the acquisition of Enventis during 2014 which accounted for $8.0 million of the increase.  The remaining increase was primarily associated with ongoing capital expenditures related to network enhancements and success based capital projects for consumer and commercial services.

In 2013, depreciation and amortization expense increased $19.0 million compared to 2012, primarily as a result of the acquisition of SureWest.  Excluding the addition of the operations for SureWest for the first six months of 2013, which accounted for $38.5 million of the current year increase, depreciation and amortization expense decreased $19.5 million in 2013 as a result of certain intangible assets and network and outside plant equipment becoming fully amortized or depreciated during 2012.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ universal service funds increased $1.2 million in 2014 compared to 2013, primarily due to the acquisition of Enventis in October 2014.

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

Our recently acquired Enventis ILEC properties are cost based rate of return companies. Historically, under FCC rules governing rate making, these ILECs were required to establish rates for their interstate telecommunications services based on projected demand usage for the various services.  We projected our earnings through the use of annual cost separation studies, which utilized estimated total cost information and projected demand usage. Carriers were required to follow FCC rules in the preparation of these annual studies.  We determined actual earnings from our interstate rates as actual volumes and costs became known.

Effective January 1, 2015, our Enventis ILECs are treated as price cap companies for universal service purposes.  We anticipate filing a petition for waiver in the first quarter of 2015 to keep them as rate of return for switched access.  If the petition is denied, then they would convert to price cap companies effective July 1, 2015. We expect certain adjustments to take place over 18 months as a result of exiting the National Exchange Carrier Association (“NECA”) pool; however, we do not anticipate that they will be material to our consolidated financial statements or results of operations.

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from USF/CAF and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, Phase I of the CAF was implemented freezing USF support to price cap holding companies until the FCC implemented a broadband cost model to shift support from voice service to broadband.  The order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, during 2014 our network access revenues decreased approximately $1.4 million compared to 2013.

On December 19, 2014, the FCC released a report and order that addresses, among other things, the transition to CAF Phase II for price cap carriers, the acceptance criteria of CAF Phase II funding, and the rules for the competitive bidding process.  For companies that accept the CAF Phase II model based support, there will be a three year transition period in instances where their current Phase I frozen funding exceeds the Phase II funding. If Phase II support exceeds Phase I, then transitional support is waived and Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations, with funding received over six years beginning in mid-2015.  The FCC is expected to release the final model support in the first quarter of 2015, with funding retroactive to January 2015.

Companies that do not accept the CAF Phase II funding will continue to receive Phase I frozen support amounts until funding for their service area is awarded to another carrier through the competitive bidding process, which is expected to be completed in 2016.  In addition, companies that do not accept the model based support will be eligible to participate in the competitive bidding process.  There is no statewide commitment associated with the auction process; ILECs will only be required to build to the locations won, and funding will be received over 10 years.  The broadband requirement at the onset of the funding period is 10Mbps/1Mbps, and is subject to change over the remaining years. The Company is currently evaluating its options in these matters and acceptance of funding will depend on the FCC’s final model support in the first quarter of 2015.

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

Pennsylvania

In 2011, the Pennsylvania Public Utilities Commission (“PAPUC”) issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it would address state universal funding in 2013, but delayed conducting a proceeding pending any state legislative activity that may occur in the 2015 legislative session.  The Company will continue to monitor this matter.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated, and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT on August 30, 2013.  In accordance with the provisions of the settlement agreement, the HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for in April and implemented in June 2014.

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state Commissioners in May 2014 which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  Deadline for submission of the needs test is December 31, 2016.  We expect to complete the needs test as required and file for continued funding by the 2016 deadline.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, decreased $3.3 million during 2014 compared to 2013 primarily due to a reduction in interest expense related to our interest rate swap agreements as a result of the maturity of several agreements during 2013.  Interest rates on outstanding borrowings under our Credit Agreement also declined due to the amendment of our Credit Agreement in December 2013, as described in the Liquidity and Capital Resources section below.  These reductions in interest expense were partially offset by an increase in interest expense related to the issuance of a $200.0 million Senior Note offering in September 2014 used in part to fund the acquisition of Enventis.  2014 also included additional amortization of deferred financing fees of $1.4 million related to the bridge loan facility obtained for the Enventis acquisition.

During 2013, interest expense, net of interest income, increased $13.2 million compared to 2012.  The increase in interest expense was due primarily to an increase in total debt outstanding as a result of the acquisition of SureWest in 2012, which included the issuance of a $300.0 million Senior Note offering in May 2012 and the issuance of incremental term loans under our credit facility in December 2012.  An increase in interest rates on outstanding borrowings under our credit facility, which was amended in December 2012, also contributed to the increase in interest expense during 2013.  The increase in 2013 was offset in part by amortized financing costs of $4.2 million for the temporary bridge loan facility obtained to fund the SureWest acquisition in 2012.  In addition, interest expense related to our interest rate swap agreements declined due to the maturity of several agreements during 2013.

In 2013 and 2012, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  These interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in accumulated other comprehensive income (loss) (“AOCI”).  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the years ended December 31, 2014, 2013 and 2012, gains of $1.6 million, $2.2 million and $2.8 million, respectively, were recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

Loss on Extinguishment of Debt

In 2014, we redeemed $72.8 million of the original aggregate principal amount of our 2020 Notes, as described in the Liquidity and Capital Resources section below.  In connection with the repurchases of the 2020 Notes, we paid $84.1 million and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.

In 2013 and 2012, we amended our Credit Agreement to restate and amend our term loan credit facilities.  In connection with entering into the amended and restated credit agreements, we incurred losses on the extinguishment of debt of $7.7 million and $4.5 million during the years ended December 31, 2013 and 2012, respectively.

Other Income

Investment income decreased $3.2 million in 2014 compared to 2013, primarily due to lower earnings from our wireless partnership interests. Other, net decreased $0.5 million compared to 2013 due to bond solicitation fees of $0.5 million, and the sale of an office facility and other related assets in Pennsylvania that resulted in a non-cash loss of $0.8 million.  Decreases were partially offset by a tentative settlement agreement of $0.9 million reached in a legal dispute in the prior year.

In 2013, investment income increased $7.0 compared to 2012, primarily due to higher earnings from our wireless partnership interests. Other, net decreased $1.1 million in 2013 compared to 2012, primarily due to an agreement in principle reached in a legal dispute during 2013.  See Note 11 to the Consolidated Financial Statements for a more detailed discussion regarding the agreement in principle.

Income Taxes

Income taxes decreased $4.5 million in 2014 compared to 2013.  Our effective rate was 45.8% for 2014 compared to 36.9% for 2013. In 2014, we released the full $1.5 million valuation allowance and related deferred tax asset of $0.5 million maintained against the Federal net operating loss (“NOL”) carryforwards subject to separate return limitation year restrictions and placed a valuation allowance on the state tax credit carryforwards of $0.5 million and related deferred tax asset of $0.3 million.  The acquisition of Enventis on October 16, 2014 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes.  These changes resulted in a net increase of $2.1 million to our net state deferred tax liabilities and a corresponding increase to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.7 million.  During 2013, we recognized $1.2 million of our previously unrecognized tax benefits, which resulted in a decrease to our tax expense of $0.8 million, due to the expiration of a state statute of limitations.  We also recognized approximately $0.7 million of tax expense during 2013 to adjust our 2012 provision to match our 2012 returns. Exclusive of these adjustments, our effective tax rate for 2014 would have been approximately 36.6% compared to 37.1% for 2013.

In 2013, income taxes increased $16.9 million compared to 2012.  Our effective rate was 36.9% for 2013 compared to 11.7% for 2012.  During 2013, we recognized $1.2 million of our previously unrecognized tax benefits, which resulted in a decrease to our tax expense of $0.8 million, due to the expiration of a state statute of limitations.  We also recognized approximately $0.7 million of tax expense during 2013 to adjust our 2012 provision to match our 2012 returns.  The acquisition of SureWest on July 2, 2012 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes. These changes resulted in a net decrease of $1.1 million to our net state deferred tax liabilities and a corresponding decrease to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.8 million.  Exclusive of these adjustments, our effective tax rate for 2013 would have been approximately 37.1% compared to 16.6% for 2012.  The adjusted effective tax rate for 2012 is lower primarily due to state taxable income differences and state tax credits.

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

The following tables are a reconciliation of net cash provided by operating activities to adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands, unaudited)	2014	2013	2012
Net cash provided by operating activities from continuing operations	$187,785	$168,530	$119,732
Adjustments:
Non-cash, stock-based compensation	(3,636)	(3,028)	(2,348)
Other adjustments, net	(31,578)	(24,750)	(9,653)
Changes in operating assets and liabilities	12,252	28,486	17,566
Interest expense, net	82,537	85,767	72,604
Income taxes	13,027	17,512	661
EBITDA	260,387	272,517	198,562

Adjustments to EBITDA:
Other, net (1)	(23,920)	(31,529)	(3,894)
Investment distributions (2)	34,600	34,833	29,217
Loss on extinguishment of debt	13,785	7,657	4,455
Impairment of intangible assets	-	-	1,236
Non-cash, stock-based compensation (3)	3,636	3,028	2,348
Adjusted EBITDA	$288,488	$286,506	$231,924

(1)    Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including severance and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows provided by (used in):
Operating activities:
Continuing operations	$187,785	$168,530	$119,732
Discontinued operations	-	(4,174)	3,483
Investing activities
Continuing operations	(246,861)	(107,436)	(468,462)
Discontinued operations	-	2,331	(97)
Financing activities
Continuing operations	60,204	(71,554)	257,494
Increase (decrease) in cash and cash equivalents	$1,128	$(12,303)	$(87,850)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $187.8 million in 2014, an increase of $19.3 million as compared to 2013.  Cash provided by operating activities increased primarily as a result of the additional cash flows provided by the addition of the Enventis operations of $12.4 million. Additionally, cash provided by operating activities increased primarily due to the timing in payments to suppliers and the payment of accrued transaction costs in 2013.  These increases were offset in part by an increase in accounts receivable and an increase in income taxes paid during 2014.

Cash Flows Used In Investing Activities

Net cash used in investing activities from continuing operations was $246.9 million during 2014 and consisted primarily of cash used for the acquisition of Enventis and for capital expenditures.

Acquisition of Enventis

In 2014, we acquired all of the issued and outstanding shares of Enventis for shares of our common stock and cash in lieu of fractional shares.  The purchase price consisted of cash and the repayment of debt of $139.6 million, net of cash acquired, and the issuance of shares of the Company’s common stock valued at $257.7 million. The funds required to repay Enventis’ outstanding debt was financed in part with the sale of $200.0 million in aggregate principal amount of 6.50% Senior Notes due 2022, as described below.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $109.0 million in 2014, an increase of $1.6 million compared to 2013.  Capital expenditures for 2015 are expected to be $122.0 million to $129.0 million, of which approximately 63% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures in 2015 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by financing activities from continuing operations consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2014:

(In thousands)	Balance	Maturity Date	Rate(1)
10.875% Senior Notes, net of discount	$226,097	June 1, 2020	10.875%
6.50% Senior Notes	200,000	October 1, 2022	6.50%
Term loan 4, net of discount	896,952	December 23, 2020	LIBOR plus 3.25%
Revolving loan	39,000	December 23, 2018	LIBOR plus 3.00%
Capital leases	4,553	May 31, 2021	12.92% (2)
	$1,366,602

(1)    At December 31, 2014, the 1-month London Interbank Offered Rate (“LIBOR”) applicable to our borrowings was 0.17%.  The Term 4 loan is subject to a 1.00% LIBOR floor.

(2)    Weighted-average rate.

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The proceeds from the Credit Agreement were used to repay the outstanding term loans from the previous agreement in its entirety.  The Credit Agreement also includes an incremental term loan facility which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the 2020 Notes are not repaid or redeemed in full by December 31, 2019.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2014, the borrowing margin for the next three month period ending March 31, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2014 and 2013, borrowings of $39.0 million and $13.0 million, respectively, were outstanding under the revolving credit facility.  A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of December 31, 2014.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.20% and 4.23% at December 31, 2014 and 2013, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2014, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of December 31, 2014, we had $211.8 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2014, our total net leverage ratio under the credit agreement was 4.08:1.00, and our interest coverage ratio was 4.07:1.00.

Senior Notes

6.50% Senior Notes due 2022

On September 18, 2014, Consolidated Communications Finance II Co., a wholly–owned subsidiary of the Company, completed an offering of $200.0 million aggregate principal amount of 6.50% senior notes due in 2022 (the “2022 Notes”).  Interest on the 2022 Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2015.  The 2022 Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  Deferred debt issuance costs of $3.5 million incurred in connection with the issuance of the 2022 Notes are amortized using the effective interest method over the term of the 2022 Notes.

Upon closing of the Enventis acquisition, the obligations under the 2022 Notes were assumed by Consolidated Communications, Inc. (“CCI”) and were guaranteed by the Company and certain of its wholly-owned subsidiaries.  The net proceeds from the issuance of the 2022 Notes were used to finance the acquisition of Enventis including related fees and expenses, to repay the existing indebtedness of Enventis and to repurchase a portion of our 10.875% Senior Notes due 2020, as described below.

10.875% Senior Notes due 2020

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

On October 16, 2014, we redeemed $46.8 million of the original aggregate principal amount of the 2020 Notes at a price of 116.75%, plus accrued and unpaid interest.  On December 19, 2014, we redeemed an additional $26.0 million of the 2020 Notes at a price of 113.50%, plus accrued and unpaid interest.  In connection with the repurchases of the 2020 Notes, we paid $84.1 million and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.

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

Among other matters, the 2020 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2014, this ratio was 4.01:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the 2020 Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the 2020 Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $174.8 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2014 and paid on February 2, 2015, there was $241.4 million of the $416.2 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2014.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the 2020 Notes in order to amend the indenture governing the 2020 Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the 2020 Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the 2020 Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, consent fees of $2.5 million paid to the holders of the 2020 Notes who validly consented to the proposed amendment were capitalized during 2014 as deferred debt issuance costs and amortized over the remaining term of the 2020 Notes.

The indenture governing the 2022 Notes contains substantially the same covenants as the indenture governing the 2020 notes, except that the indenture governing the 2022 Notes provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.75:1.00 or greater.

Capital Leases

As of December 31, 2014, we had various capital leases which expire between 2015 and 2021.  As of December 31, 2014, the present value of the minimum remaining lease commitments was approximately $4.5 million, of which $0.7 million was due and payable within the next twelve months.  The carrying amount of our capital lease obligations, net of imputed interest of $2.1 million, was $4.5 million as of December 31, 2014.

Dividends

We paid $62.3 million and $62.1 million in dividend payments to shareholders during 2014 and 2013, respectively.  In October 2014, our board of directors declared its next quarterly dividend of $0.38738 per common share, which was paid on February 2, 2015 to stockholders of record at the close of business on January 15, 2015.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	December 31,
(In thousands, except for ratio)	2014	2013
Cash and cash equivalents	$6,679	$5,551
Working capital (deficit)	(21,930)	(29,979)
Current ratio	0.86	0.75

Our most significant use of funds in 2015 is expected to be for: (i) dividend payments of between $78.0 million and $80.0 million; (ii) interest payments on our indebtedness of between $78.0 million and $81.0 million and principal payments on debt of $9.1 million; (iii) capital expenditures of between $122.0 million and $129.0 million and (iv) pension and other post-retirement obligations of $16.2 million.  Upon closing of the Enventis acquisition, various triggering events occurred which will result in the payment of various change in control and other contingent payments to certain Enventis employees and directors.  The estimated cash payments under these agreements will be approximately $4.7 million and are expected to be paid in the second quarter of 2015.  In the future, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2014, we had approximately $3.8 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2014, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$9,100	$18,200	$57,200	$1,282,618	$1,367,118
Interest on long-term debt (1)	79,435	158,792	156,009	88,960	483,196
Interest rate swaps (2)	1,871	1,590	–	–	3,461
Capital leases	1,302	2,048	1,945	1,378	6,673
Operating leases	4,796	5,639	3,409	5,068	18,912
Unconditional purchase obligations:
Unrecorded (3)	20,589	27,831	2,920	858	52,198
Recorded (4)	42,477	–	–	–	42,477
Pension funding	16,161	–	–	–	16,161

(1)Interest on long-term debt includes amounts due on fixed and variable rate debt.  As the rates on our variable debt are subject to change, the rates in effect at December 31, 2014 were used in determining our future interest obligations.

(2)Expected settlements estimated using yield curves in effect at December 31, 2014.

(3)Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the contractual terms of the contracts.

(4)Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2014 and expected to be settled in cash.

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

Net pension and post-retirement (benefit)/costs were $(5.5) million, $0.7 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  We contributed $11.1 million, $11.5 million and $15.2 million in 2014, 2013 and 2012, respectively to our pension plans. For our other post-retirement plans, we contributed $2.7 million, $2.8 million and $3.2 million in 2014, 2013 and 2012, respectively. In 2015, we expect to make contributions totaling approximately $12.4 million to our pension plans and $3.8 million to our other post-retirement plans.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Consolidated Financial Statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Related Party Transactions

A portion of the 2020 Notes were sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”). In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors.  During 2014 and 2013, we recognized $1.3 million and $1.2 million, respectively, in interest in the aggregate for the 2020 Notes purchased by the related parties.

In December 2010, we entered into new lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  Each of the three lease agreements have a maturity date of May 31, 2021, and have been accounted for as capital leases.  Each of the three lease agreements have two five-year options to extend the terms of the lease after the expiration date. Our Board of Directors member, Richard A. Lumpkin, and his immediate family have a beneficial ownership interest of 72.4% and 70.7% in 2014 and 2013, respectively, of LATEL, directly or through Agracel, Inc. (“Agracel”). Agracel is real estate investment company of which Mr. Lumpkin, together with his family, have a beneficial interest of 44.7% and 41.3% in 2014 and 2013, respectively. Agracel is the sole managing member and 50% owner of LATEL. In addition, Mr. Lumpkin is a director of Agracel. The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases. The carrying value of the capital leases at December 31, 2014 and 2013 was approximately $3.4 million and $3.6 million, respectively.  In 2014 and 2013, we recognized $0.5 million in interest expense and $0.4 million in amortization expense, respectively, related to the capitalized leases.

Regulatory Matters

As discussed in the Regulatory Matters section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. The broadband cost model for this reform is expected to be finalized in the first quarter of 2015, and we anticipate that our revenues will be significantly impacted when it is implemented.  The initial phase of ICC reform decreased our network access revenues $1.4 million during 2014.  We anticipate network access revenues will continue to decline, in total, by as much as $8.7 million through 2017 as a result of the Order.  The projected decline in network access revenues does not include amounts for Enventis, as that information cannot yet be determined; however, we do not anticipate any potential declines will have a material adverse effect on our cash flows or financial results.

In accordance with the provisions of SB 583, as discussed above in the Regulatory Matters Section, our annual $1.4 million Texas HCAF was eliminated effective January 1, 2014.  In addition, the terms of the settlement agreement reached with the PUCT in August 2013 will reduce our HCF draw by approximately $1.2 million annually, or approximately $4.8 million in total, over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to offset this reduction with increases to residential rates, where market conditions will allow.

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

Goodwill

As discussed more fully in Note 1 to the Consolidated Financial Statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment, for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary. In 2012, we adopted Accounting Standards Update No. 2011-08 – Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, that allows an entity to consider qualitative indicators to determine if the current two-step test is necessary.  Under the provisions of the amended guidance, the step-one test of estimating the fair value of a reporting unit is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit. A company is permitted to skip the qualitative assessment at its election, and proceed to Step 1 of the quantitative test, which we chose to do in 2014.

Functional management within the organization evaluates the operations of our single reporting unit on a consolidated basis rather than at a geographic level or on any other component basis.  In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units.  The operations of our Illinois, Texas, Pennsylvania, California, Kansas and Missouri properties share network operations monitoring call routing and research and development costs.  The operations of our Illinois, Texas and Pennsylvania properties share remittance, customer service and billing systems.  We are in the process of integrating the California, Kansas and Missouri cash remittance, customer service and billing system into the systems and process used by the Illinois, Texas and Pennsylvania properties, which is expected to be completed during the first quarter of 2015.  In connection with our recent acquisition of Enventis in October 2014, the functional realignment occurred shortly after close.  The continued integration of the various systems and processes in place at Enventis will occur over the next several quarters.  All of the properties are managed at a functional level.  In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory, and all of the networks provide redundancy.  As a result, we evaluate the operations for all our service territories as a single reporting unit.

At our November 30, 2014 assessment date, the carrying value of goodwill was $765.8 million.

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

•  6.1% weighted average cost of capital based on comparable public companies and adjusting for risks unique to our business and the cash flow assumptions utilized in the analysis; and

•  1.5% terminal growth rate.

At November 30, 2014, the fair value of the single reporting unit’s total equity was estimated at approximately $1.6 billion on a control basis, and the associated carrying value of its equity was $384.0 million. For all valuation methods used, the fair value of equity exceeds its carrying value.  The use of different estimates or assumptions in the DCF model could result in a different fair value conclusion.  As a sensitivity calculation, if the discount rate in our DCF model was increased 1.0 percentage point from 6.1% to 7.1%, the fair value would decrease from approximately $1.6 billion to approximately $1.4 billion, which would not result in an impairment of goodwill, assuming there are no changes to the market-based approaches used in the valuation. Assuming the discount rate in our DCF model was increased 2.0 percentage points, the terminal growth rate decreased by 0.05 percentage point, and each of the market-based valuation approaches decreased in value by 5%, the fair value of approximately $1.6 billion would decrease by approximately $344.0 million to approximately $1.2 billion, which would not result in an impairment of goodwill.  As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions.  Negative changes relating to the Company’s operations could result in potential impairment of goodwill.  Changes in the overall weighting of the DCF model and the market-based approach valuation models may also impact the resulting fair value and could result in potential impairment of goodwill.

Tradenames

As discussed more fully in Note 1 to the Consolidated Financial Statements, tradenames are generally not amortized but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment, for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary.  We estimate the fair value of our tradenames using DCFs based on a relief from royalty method.  If the fair value of our tradenames was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the tradename.  In accordance with Accounting Codification Standard 350 Intangibles – Goodwill and Other (“ASC 350”) separately recorded indefinite-lived intangible assets, whether acquired or internally developed, shall be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another.  An indefinite-lived intangible asset may need to be removed from the accounting unit if it is disposed of, the accounting unit is reconsidered or one or more of the separate indefinite-lived intangible asset(s) within the accounting unit is now considered finite-lived rather than indefinite-lived.  We perform our impairment testing of our tradenames as single units of accounting based on their use in our business.

The carrying value of our tradenames, excluding any finite lived tradenames, was $10.6 million at December 31, 2014 and 2013.  For the years ended December 31, 2014 and 2013, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradename.

Revenue recognition

We recognize certain revenues pursuant to various cost recovery programs from federal and state USF.  Revenues are calculated based on our estimates and assumptions regarding various financial data including operating expenses, taxes and investment in property, plant and equipment.  Non-financial data estimates are also utilized including projected demand usage and detailed network information.  We must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction.  These estimates are finalized in future periods as actual data becomes available to complete the separation studies.  We have historically collected revenues recognized through these programs; however, adjustments to estimated revenues in future periods are possible.  These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in allowable rates of return and the determination of recoverable costs, or decreases in the availability of funds in the programs due to increased participation by other carriers.

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

Pension and postretirement benefits

The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.  We make significant assumptions in regards to our pension and postretirement plans, including the expected long-term rate of return on plan assets, the discount rate used to value the periodic pension expense and liabilities and actuarial assumptions relating to mortality rates and healthcare trend rates.  Changes in these estimates and other factors could significantly impact our benefit cost and obligations to maintain pension and postretirement plans.

In 2014, we adopted the new U.S. mortality tables released by the Society of Actuaries for purposes of determining our mortality assumption used in our pension and postretirement benefit plans. The adoption of the new tables resulted in an increase in the life expectancy of plan participants.  As a result of the updated mortality assumption, our pension and postretirement benefit obligations increased approximately $17.0 million at December 31, 2014.

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 60% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used an expected long-term rate of return of 8.0% in 2014 and 2013.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations.  For our 2014 and 2013 projected benefit obligations, we used a discount rate of 4.27% and 4.97%, respectively, for our pension plans and 4.11% and 4.40%, respectively, for our other postretirement plans. The decrease in the discount rates in 2014 resulted in an increase in our pension and postretirement benefit obligations of approximately $29.9 million at December 31, 2014.

A one percentage-point increase or decrease in the discount rate would have the following effects on net periodic benefit cost:

1-Percentage-	1-Percentage-
Point Increase	Point Decrease

$1,280	$172

Acquisitions

Acquired businesses are accounted for using the acquisition method of accounting.  The acquisition method requires that the tangible and intangible assets acquired and liabilities assumed be recognized at their estimated fair value as of the date of the acquisition, with the excess of the purchase price over the net assets acquired being recorded as goodwill.  Valuations to determine the fair value of the net assets acquired requires management to make significant estimates and assumptions.  We believe these estimates and assumptions are reasonable; however, such assumptions are inherently uncertain and actual results could differ from those estimates.

At December 31, 2014, the fair values of the assets acquired and liabilities assumed in the Enventis acquisition are based on a preliminary valuation, which is subject to change within the measurement period as additional information is obtained.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment.  We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment, intangible assets, pension and other post-retirement obligations and deferred income taxes.  Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.  We expect to complete the valuation of the net assets acquired during the second quarter of 2015.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Business Description & Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included in this report in Part II - Item 8 “Financial Statements and Supplementary Data”.

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

At December 31, 2014, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of December 31, 2014, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at December 31, 2014 that is not subject to a variable rate floor, a 1.0% change in market interest rates would increase or decrease annual interest expense by approximately $0.4 million.

As of December 31, 2014, the fair value of our interest rate swap agreements amounted to a net liability of $1.1 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $0.7 million at December 31, 2014.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-48 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2014.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2014.

Our assessment of the internal control structure excluded Enventis, which was acquired on October 16, 2014.  The Enventis results since October 16, 2014 are included in our consolidated results.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Enventis, which is included in our 2014 consolidated financial statements and constituted $506.0 million and $388.8 million of total and net assets, respectively, as of December 31, 2014 and $37.6 million and $1.4 million of revenues and net loss, respectively, for the year then ended.  Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

We acquired Enventis on October 16, 2014.  The Enventis results since October 16, 2014 are included in our consolidated results.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Enventis, which is included in our 2014 consolidated financial statements and constituted $506.0 million and $388.8 million of total and net assets, respectively, as of December 31, 2014 and $37.6 million and $1.4 million of revenues and net loss, respectively, for the year then ended.  As the acquisition occurred during the last twelve months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Enventis.  This exclusion is in accordance with the Securities Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

The effectiveness of internal control on financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)  (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Enventis Corporation, which is included in the 2014 consolidated financial statements of Consolidated Communications Holdings, Inc. and subsidiaries and constituted $506.0 million and $388.8 million of total and net assets, respectively, as of December 31, 2014 and $37.6 million and $1.4 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Consolidated Communications Holdings, Inc. (and subsidiaries) also did not include an evaluation of the internal control over financial reporting of Enventis Corporation.

In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries as if December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 27, 2015

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors adopted a Code of Business Conduct and Ethics (“the code”) that applies to all of our employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer.  A copy of the code is posted on our investor relations website at www.Consolidated.com.  Information contained on the website is not incorporated by reference in, or considered to be a part of, this document.

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2014.

Item 11.  Executive Compensation

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2014.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference from the proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2014.

PART IV

Item 15.                Exhibits and Financial Statement Schedules.

a)	(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Statements of Income for each of the three years in the period ended December 31, 2014	F-2
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014	F-3
	Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4
	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2014	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014	F-6
	Notes to Consolidated Financial Statements	F-7

	(2) Financial Statement Schedules	Location

	Independent Auditors’ Report –Ernst & Young LLP	S-1
	Independent Auditors’ Report-Deloitte & Touche LLP	S-3
	Pennsylvania RSA No. 6 (II) Limited Partnership Balance Sheets - As of December 31, 2014 and 2013	S-5
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Income and Comprehensive Income – Years Ended December 31, 2014, 2013 and 2012	S-6
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Changes in Partners’ Capital – Years Ended December 31, 2014, 2013 and 2012	S-7
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Cash Flows – Years Ended December 31, 2014, 2013 and 2012	S-8
	Pennsylvania RSA No. 6 (II) Limited Partnership - Notes to Financial Statements	S-9

	Independent Auditors’ Report –Ernst & Young LLP	S-21
	GTE Mobilnet of Texas #17 Limited Partnership Balance Sheets - As of December 31, 2014 and 2013	S-22
	GTE Mobilnet of Texas #17 Limited Partnership Statements of Income and Comprehensive Income – Years Ended December 31, 2014, 2013 and 2012	S-23
	GTE Mobilnet of Texas #17 Limited Partnership Statements of Changes in Partners’ Capital – Years Ended December 31, 2014, 2013 and 2012	S-24
	GTE Mobilnet of Texas #17 Limited Partnership Statements of Cash Flows – Years Ended December 31, 2014, 2013 and 2012	S-25
	GTE Mobilnet of Texas #17 Limited Partnership - Notes to Financial Statements	S-26

All other financial statement schedules have been omitted because they are not required, not applicable, or the information is otherwise included in the notes to the financial statements.

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
4.2

Indenture, dated as of September 18, 2014, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance II Co. (“CCFII Co.”) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

4.3

First Supplemental Indenture, dated as of October 16, 2014, among the Company, CCI, Consolidated Communications Enterprise Services, Inc., (“CCES”), Consolidated Communications of Fort Bend Company (“CCFBC”) Consolidated Communications of Pennsylvania Company, LLC (“CCPC”), Consolidated Communications Services Company (“CCSC”), Consolidated Communications of Texas Company (“CCTC”), SureWest Communications (“SW Communications”), SureWest Fiber Ventures, LLC(“SW Fiber Ventures”), SureWest Kansas, Inc. (“SW Kansas”), SureWest Long Distance (“SW Long Distance”). SureWest Telephone (“SW Telephone”), SureWest Tele Video (“SW Tele Video”), and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 16, 2014)

4.4

Second Supplemental Indenture, dated as of November 14, 2014, among CCI, Enventis Corporation, Cable Network, Inc., Crystal Communications, Inc., Enventis Telecom, Inc., Heartland Telecommunications Company of Iowa, Inc., Mankato Citizens Telephone Company, Mid-Communications, Inc., National Independent Billing, Inc., IdeaOne Telecom Inc. and Enterprise Integration Services, Inc. (collectively, the “Enventis Subsidiaries”) each of the Enventis Subsidiaries, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2014)

4.5

Indenture, dated as of May 30, 2012, between CCI (as successor to Consolidated Communications Finance Co. (“CCFC”)) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 30, 2012)

4.6

First Supplemental Indenture, dated as of July 2, 2012, among the Company, CCI, CCES, CCSC, CCFBC, CCTC, and CCPC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2012)

4.7

Second Supplemental Indenture, dated as of August 3, 2012, among SureWest Communications, SureWest Long Distance, SureWest Communications, Inc., SureWest Broadband, SureWest TeleVideo, SureWest Kansas, Inc., SureWest Telephone, SureWest Kansas Holdings, Inc., SureWest Kansas Connections, LLC, SureWest Kansas Licenses, LLC, SureWest Kansas Operations, LLC, SureWest Kansas Purchasing, LLC and SureWest Fiber Ventures LLC (collectively, the “SureWest Subsidiaries”), CCI, and Wells Fargo Bank, National Association (incorporated by reference to our Current Report on Form 8-K dated August 3, 2012)

4.8

Third Supplemental Indenture, dated as of April 1, 2014, among the Company, Consolidated Communications Inc., each of the subsidiaries listed on the signature page thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 1, 2014).

4.9

Fourth Supplemental Indenture, dated as of October 16, 2014, by the Company, CCI, CCES, CCFBC, CCPC, CCSC, CCTC, SW Communications, SW Fiber Ventures, SW Kansas, SW Long Distance, SW Telephone and SW Tele Video (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated October 16, 2014)

4.10

Fifth Supplemental Indenture, dated as of November 14, 2014, among CCI, each of the Enventis Subsidiaries, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2014

4.11	Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)
4.12	Form of 10.875% Senior Note due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated June 29, 2012)
4.13

Registration Rights Agreement, dated as of September 18, 2014, between CCI (as successor to CCFII Co.) and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated September 18, 2014)

4.14

Joinder to Registration Rights Agreement, dated as of October 16, 2014, by the Company, CCI, CCES, CCFBC, CCSC, SW Communications, SW Fiber Ventures, SW Kansas, SW Long Distance, SW Telephone, and SW TeleVideo (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated October 16, 2014)

4.15

Joinder to Registration Rights Agreement, dated as of November 14, 2014, by each of the Enventis Subsidiaries (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2014)

4.16**

Joinder Agreement, dated as of November 14, 2014, among each of the Enventis Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Agreement (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2014)

4.17	Registration Rights Agreement, dated as of May 30, 2012, between CCFC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated May 30, 2012).
4.18

Joinder to Registration Rights Agreement, dated as of July 2, 2012, by the Company, CCI, CCES, CCSC, CCFBC, CCTC, and CCPC (incorporated by reference to our Current Report on Form 8-K dated June 29, 2012)

4.19	Joinder to Registration Rights Agreement, dated as of August 3, 2012, by each of the SureWest Subsidiaries (incorporated by reference to our Current Report on Form 8-K dated August 3, 2012)
4.20

Joinder Agreement, dated as of August 3, 2012, among each of the SureWest Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to our Current Report on Form 8-K dated August 3, 2012)

10.1

Second Amended and Restated Credit Agreement dated December 23, 2013 by and among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 23, 2013) as amended by that certain First Amendment to Second Amended and Restated Credit Agreement, dated as of October 16, 2014, by and among, Company, CCI, CCES, CCFBC, CCPC, CCSC, CCTC, SW Communications, SW Fiber Ventures, SW Kansas, SW Long Distance, SW Telephone and SW TeleVideo and Wells Fargo Bank, National Association, as administrative agent (filed herewith)

10.2

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.3

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.4

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2010)

10.5

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 22, 2010)

10.6

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 22, 2010)

10.7

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

10.8***

Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (As Amended and Restated Effective May 4, 2010) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 10, 2010)

10.9***	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.10***	Form of Employment Security Agreement with Robert J. Currey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 4, 2009)
10.11***	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
10.12***

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.13***	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.14***	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.15***	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.16***

Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.17***	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.18	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)

10.19

Commitment Letter, dated as of June 29, 2014, from Morgan Stanley Senior Funding, Inc., WF Investment Holdings, LLC, Wells Fargo Securities, LLC, RBS Securities, Inc. and the Royal Bank of Scotland plc and agreed to and accepted by Consolidated Communications Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 29, 2014)

21	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
23.3	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

** Annexes to the Joinder Agreement, which are listed in the exhibit, are omitted.  The Company agrees to furnish supplementally a copy of any annex to the Securities and Exchange Commission upon request.

***Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on February 27, 2015.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	February 27, 2015
	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	February 27, 2015
	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Executive Chairman	February 27, 2015
Robert J. Currey

By:	/s/ RICHARD A. LUMPKIN	Director	February 27, 2015
Richard A. Lumpkin

By:	/s/ ROGER H. MOORE	Director	February 27, 2015
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	February 27, 2015
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	February 27, 2015
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	February 27, 2015
Thomas A. Gerke

By:	/s/ DALE E. PARKER	Director	February 27, 2015
Dale E. Parker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 27, 2015

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Net revenues	$635,738	$601,577	$477,877

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	242,661	222,452	175,929
Selling, general and administrative expenses	140,636	135,414	108,163
Acquisition and other transaction costs	11,817	776	20,800
Impairment of intangible assets	-	-	1,236
Depreciation and amortization	149,435	139,274	120,332
Income from operations	91,189	103,661	51,417

Other income (expense):
Interest expense, net of interest income	(82,537)	(85,767)	(72,604)
Loss on extinguishment of debt	(13,785)	(7,657)	(4,455)
Investment income	34,516	37,695	30,667
Other, net	(968)	(456)	601
Income from continuing operations before income taxes	28,415	47,476	5,626

Income tax expense	13,027	17,512	661

Income from continuing operations	15,388	29,964	4,965

Discontinued operations, net of tax:
Income (loss) from discontinued operations, net of tax	-	(156)	1,206
Gain on sale of discontinued operations, net of tax	-	1,333	-
Total discontinued operations	-	1,177	1,206

Net income	15,388	31,141	6,171
Less: net income attributable to noncontrolling interest	321	330	531
Net income attributable to common shareholders	$15,067	$30,811	$5,640

Net income per common share - basic and diluted
Income from continuing operations	$0.35	$0.73	$0.12
Discontinued operations, net of tax	-	0.03	0.03
Net income per basic and diluted common shares attributable to common shareholders	$0.35	$0.76	$0.15

Dividends declared per common share	$1.55	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$15,388	$31,141	$6,171
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax expense (benefit) of $(22,473), $24,604 and $(8,932) in 2014, 2013 and 2012, respectively	(35,107)	39,381	(14,205)
Amortization of actuarial losses and prior service credit to earnings, net of tax expense (benefit) of $(400), $1,172 and $771 in 2014, 2013 and 2012, respectively	(637)	1,843	1,276
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax benefit of $51, $233 and $2,074 in 2014, 2013 and 2012, respectively	(81)	(381)	(3,557)
Reclassification of realized loss to earnings, net of tax expense of $781, $1,934 and $5,129 in 2014, 2013 and 2012, respectively	1,269	3,941	8,535
Comprehensive income (loss)	(19,168)	75,925	(1,780)
Less: comprehensive income attributable to noncontrolling interest	321	330	531

Total comprehensive income (loss) attributable to common shareholders	$(19,489)	$75,595	$(2,311)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,679	$5,551
Accounts receivable, net of allowance for doubtful accounts	77,536	52,033
Income tax receivable	18,940	9,796
Deferred income taxes	13,374	7,960
Prepaid expenses and other current assets	17,616	12,380
Total current assets	134,145	87,720

Property, plant and equipment, net	1,135,333	885,362
Investments	115,376	113,099
Goodwill	765,806	603,446
Other intangible assets	50,292	40,084
Deferred debt issuance costs, net and other assets	19,313	17,667
Total assets	$2,220,265	$1,747,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,277	$4,885
Advance billings and customer deposits	31,933	25,934
Dividends payable	19,510	15,520
Accrued compensation	32,581	22,252
Accrued interest	6,784	3,524
Accrued expense	39,698	35,173
Current portion of long-term debt and capital lease obligations	9,849	9,751
Current portion of derivative liability	443	660
Total current liabilities	156,075	117,699

Long-term debt and capital lease obligations	1,356,753	1,212,134
Deferred income taxes	243,576	179,859
Pension and other postretirement obligations	122,367	75,754
Other long-term liabilities	14,581	9,593
Total liabilities	1,893,352	1,595,039

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,364,579 and 40,065,246 shares outstanding as of December 31, 2014 and 2013, respectively	504	401
Additional paid-in capital	357,139	148,433
Retained earnings	–	–
Accumulated other comprehensive loss, net	(35,556)	(1,000)
Noncontrolling interest	4,826	4,505
Total shareholders’ equity	326,913	152,339
Total liabilities and shareholders’ equity	$2,220,265	$1,747,378

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock				Accumulated
			Additional		Other	Non-
			Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss, net	Interest	Total

Balance at December 31, 2011	29,870	$299	$79,852	$-	$(37,833)	$5,494	$47,812
Cash dividends on common stock	–	–	(52,352)	(5,640)	–	–	(57,992)
Shares issued upon acquisition of SureWest	9,966	100	148,293	–	–	–	148,393
Shares issued under employee plan, net of forfeitures	79	–	–	–	–	–	-
Non-cash, stock-based compensation	–	–	2,348	–	–	–	2,348
Purchase and retirement of common stock	(37)	–	(559)	–	–	–	(559)
Tax on restricted stock vesting	–	–	47	–	–	–	47
Distributions to non-controlling interests	–	–	–	–	–	(1,850)	(1,850)
Other comprehensive income (loss)	–	–	–	–	(7,951)	–	(7,951)
Other	–	–	(314)	–	–	–	(314)
Net income	–	–	–	5,640	–	531	6,171
Balance at December 31, 2012	39,878	$399	$177,315	$-	$(45,784)	$4,175	$136,105
Cash dividends on common stock	–	–	(31,310)	(30,811)	–	–	(62,121)
Shares issued under employee plan, net of forfeitures	234	2	–	–	–	–	2
Non-cash, stock-based compensation	–	–	3,028	–	–	–	3,028
Purchase and retirement of common stock	(46)	–	(889)	–	–	–	(889)
Tax on restricted stock vesting	–	–	289	–	–	–	289
Other comprehensive income (loss)	–	–	–	–	44,784	–	44,784
Net income	–	–	–	30,811	–	330	31,141
Balance at December 31, 2013	40,066	$401	$148,433	$-	$(1,000)	$4,505	$152,339
Cash dividends on common stock	–	–	(51,264)	(15,067)	–	–	(66,331)
Shares issued upon acquisition of Enventis	10,144	101	257,558	–	–	–	257,659
Shares issued under employee plan, net of forfeitures	224	2	(2)	–	–	–	-
Non-cash, stock-based compensation	–	–	3,622	–	–	–	3,622
Purchase and retirement of common stock	(69)	–	(1,856)	–	–	–	(1,856)
Tax on restricted stock vesting	–	–	879	–	–	–	879
Other comprehensive income (loss)	–	–	–	–	(34,556)	–	(34,556)
Other	–	–	(231)	–	–	–	(231)
Net income	–	–	–	15,067	–	321	15,388
Balance at December 31, 2014	50,365	$504	$357,139	$-	$(35,556)	$4,826	$326,913

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$15,388	$31,141	$6,171
Income from discontinued operations, net of tax	-	(1,177)	(1,206)
Net income from continuing operations	15,388	29,964	4,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,435	139,274	120,332
Impairment of intangible assets	-	-	1,236
Deferred income taxes	10,244	16,045	(757)
Cash distributions from wireless partnerships in excess of/(less than) current earnings	212	(2,949)	(1,309)
Stock-based compensation expense	3,636	3,028	2,348
Amortization of deferred financing costs	4,364	2,209	6,360
Loss on extinguishment of debt	13,785	7,657	4,455
Other, net	2,973	1,788	(332)
Changes in operating assets and liabilities:
Accounts receivable, net	11,896	5,937	(1,797)
Income tax receivable	(3,406)	2,224	(2,846)
Prepaids and other assets	1,953	(1,111)	(803)
Accounts payable	(1,904)	(10,069)	4,496
Accrued expenses and other liabilities	(20,791)	(25,467)	(16,616)
Net cash provided by continuing operations	187,785	168,530	119,732
Net cash provided by (used in) discontinued operations	-	(4,174)	3,483
Net cash provided by operating activities	187,785	164,356	123,215

Cash flows from investing activities:
Business acquisition, net of cash acquired	(139,558)	-	(385,346)
Purchases of property, plant and equipment, net	(108,998)	(107,363)	(76,998)
Purchase of investments	(100)	(403)	(6,728)
Proceeds from sale of assets	1,795	330	924
Other	-	-	(314)
Net cash used in continuing operations	(246,861)	(107,436)	(468,462)
Net cash provided by (used in) discontinued operations	-	2,331	(97)
Net cash used in investing activities	(246,861)	(105,105)	(468,559)

Cash flows from financing activities:
Proceeds on bond offering	200,000	-	298,035
Proceeds from issuance of long-term debt	80,000	989,450	544,850
Payment of capital lease obligation	(703)	(516)	(228)
Payment on long-term debt	(63,100)	(990,961)	(510,038)
Partial redemption of senior notes	(84,127)	-	-
Payment of financing costs	(7,438)	(6,576)	(18,616)
Distributions to noncontrolling interest	-	-	(1,850)
Repurchase and retirement of common stock	(1,856)	(887)	(559)
Dividends on common stock	(62,341)	(62,064)	(54,100)
Other	(231)	-	-
Net cash provided by (used in) financing activities	60,204	(71,554)	257,494

(Decrease)/increase in cash and cash equivalents	1,128	(12,303)	(87,850)

Cash and cash equivalents at beginning of period	5,551	17,854	105,704

Cash and cash equivalents at end of period	$6,679	$5,551	$17,854

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.              BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide integrated communications services in consumer, commercial, and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas, and Wisconsin. We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud services, data center and managed services, directory publishing, and equipment sales. As of December 31, 2014, we had approximately 270 thousand access lines, 167 thousand voice connections, 290 thousand data and Internet connections and 123 thousand video connections.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) revenue recognition (Note 1), (iii) derivatives (Notes 1 and 7), (iv) business combinations (Note 3), (v) the determination of deferred tax asset and liability balances (Notes 1 and 10) and (vi) pension plan and other post-retirement costs and obligations (Notes 1 and 9).

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

Enventis Merger

On October 16, 2014, we completed our acquisition of Enventis Corporation, a Minnesota corporation (“Enventis”) in which we acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock. The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 3.

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to inmates in thirteen county jails located in Illinois for a total purchase price of $2.5 million.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the financial results of the prison services business have been reported as a discontinued operation in our consolidated financial statements for the years ended on or before December 31, 2013. For a more complete discussion of the transaction, refer to Note 3.

SureWest Merger

We completed the acquisition of SureWest Communications (“SureWest”) on July 2, 2012.  SureWest’s results of operations are included within our results following the acquisition date.  For a more complete discussion of the transaction, refer to Note 3.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds. The carrying amounts of our cash equivalents approximate their fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal activities.  We maintain an allowance for doubtful accounts for estimated losses, which result from the inability of our customers to make required payments. Such allowance is based on the likelihood of recoverability of accounts receivable based on past experience and management’s best estimates of current bad debt exposures. We perform ongoing credit evaluations of our customers’ financial condition and management believes that adequate allowances for doubtful accounts have been provided. Accounts are determined to be past due if customer payments have not been received in accordance with the payment terms. Uncollectible accounts are charged against the allowance for doubtful accounts and removed from the accounts receivable balances when internal collection efforts have been unsuccessful in collecting the amount due. The following table summarizes the activity in our accounts receivable allowance account for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Balance at beginning of year	$1,598	$4,025	$2,547
Provision charged to expense	3,320	515	5,615
Write-offs, less recoveries	(2,166)	(2,942)	(4,137)
Balance at end of year	$2,752	$1,598	$4,025

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

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Property, plant and equipment consisted of the following as of December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013	Estimated Useful Lives
Land and buildings	$116,523	$98,663	18-40 years
Network and outside plant facilities	1,854,975	1,543,190	3-50 years
Furniture, fixtures and equipment	136,682	99,578	3-15 years
Assets under capital lease	11,510	11,169	3-11 years
Total plant in service	2,119,690	1,752,600
Less: accumulated depreciation and amortization	(1,025,665)	(899,926)
Plant in service	1,094,025	852,674
Construction in progress	28,233	23,586
Construction inventory	13,075	9,102
Totals	$1,135,333	$885,362

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

Depreciation and amortization expense was $139.0 million, $129.9 million and $98.3 million in 2014, 2013 and 2012, respectively.  Amortization of assets under capital leases is included in depreciation and amortization expense.

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

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Intangible Assets

Indefinite-Lived Intangibles

Goodwill and tradenames are evaluated for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We evaluate the carrying value of our indefinite-lived assets, tradenames and goodwill, as of November 30 of each year.

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.  As noted above, goodwill is not amortized but instead evaluated annually for impairment using a preliminary qualitative assessment and two-step process, if deemed necessary.  In 2012, we adopted an Accounting Standards Update No. 2011-08 – Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, that allows an entity to consider qualitative indicators to determine if the current two-step test is necessary.  Under the provisions of the amended guidance, the step-one test of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not (a likelihood of more than 50%) that fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.  A company is permitted to skip the qualitative assessment at its election, and proceed to Step 1 of the quantitative test, which we chose to do in 2014.  In the first step of the impairment test, the fair value of our reporting unit is compared to its carrying amount, including goodwill.

The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  The fair value of the reporting unit exceeded the carrying value at December 31, 2014.

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

The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value.  At December 31, 2014 and 2013, the carrying value of goodwill was $765.8 million and $603.4 million, respectively.  Goodwill increased $162.4 during 2014 as a result of the acquisition of Enventis, as described in Note 3.

Tradenames

Our most valuable tradename is the federally registered mark CONSOLIDATED, a design of interlocking circles, which is used in association with our telephone communication services.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  Tradenames with indefinite useful lives are not amortized but are tested for impairment at least annually.  If facts and circumstances change relating to a tradename’s continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  We estimate the fair value of our tradenames using DCF based on a relief from royalty method.  If the fair value of our tradenames was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

the assets. We perform our impairment testing of our tradenames as single units of accounting based on their use in our single reporting unit.

The carrying value of our tradenames, excluding any finite lived tradenames, was $10.6 million at December 31, 2014 and 2013.  For the years ended December 31, 2014 and 2013, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradenames.

Finite-Lived Intangible Assets

Finite lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, tradenames of acquired companies and other intangible assets. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  In accordance with the applicable guidance relating to the impairment or disposal of long-lived assets, we evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.

The components of finite-lived intangible assets are as follows:

		December 31, 2014		December 31, 2013
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives	Amount	Amortization	Amount	Amortization

Customer relationships	3 - 13 years	$209,341	$(175,769)	$195,651	$(166,500)
Tradenames	1 - 2 years	2,280	(1,044)	900	(525)
Other intangible assets	2 years	5,500	(573)	-	-
Total		$217,121	$(177,386)	$196,551	$(167,025)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012 was $10.4 million, $9.4 million and $22.1 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2015	$13,960
2016	13,170
2017	4,276
2018	1,671
2019	1,600
Thereafter	5,058
Total	$39,735

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

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Pension Plan and Other Post-Retirement Benefits

We maintain noncontributory defined benefit pension plans and provide certain post-retirement health care and life insurance benefits to certain eligible employees.  We also maintain two unfunded supplemental retirement plans to provide incremental pension payments to certain former employees.

We recognize pension and post-retirement benefits expense during the current period in the consolidated income statement using certain assumptions, including the expected long-term rate of return on plan assets, interest cost implied by the discount rate, expected health care cost trend rate and the amortization of unrecognized gains and losses.  Refer to Note 9 for further details regarding the determination of these assumptions.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

We record unrecognized tax benefits as liabilities in accordance with Accounting Standards Codification 740 and adjust these liabilities in the appropriate period when our judgment changes as a result of the evaluation of new information. In certain instances, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.  See Note 10 for additional information on income taxes.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv), collectability of the sales price is reasonably assured.

Services

Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, digital TV, Internet access service and consumer/commercial broadband service are billed in advance and recognized in subsequent periods when the services are provided, with the exception of certain governmental accounts which are billed in arrears.

Certain of our service bundles may include multiple deliverables. When these circumstances occur, the base bundle consists of voice services, which include a phone line, calling features and long distance. Customers may choose to add additional services including high-speed Internet and digital/IP TV services to the base bundle packages. Separate units of accounting within the bundled packages include voice services, high-speed Internet, and digital/IP TV services. Revenue for all services included in our bundles is recognized over the same service period, which is the time period in which service is provided to the customer. Service bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offering based on the relative selling price of the services included in each bundled combination.

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

Equipment

Revenues generated from the sale of equipment includes: i) the sale of voice and data communications equipment, ii) design, configuration and installation services related to voice and data equipment, iii) the provision of Cisco maintenance support contracts, and iv) the sale of professional support services related to customer voice and data systems. Equipment revenues generated from retail channels are recorded at the point of sale.  Telecommunications systems and structured cabling project revenues are recognized when the project is completed.  Maintenance services are provided on both a contract and time and material basis and are recorded when the service is provided.

Support services revenue also includes “24x7” support of a customer’s voice and data networks. Most of these contracts are billed on a time and materials basis and revenue is recognized either as services are provided or over the term of the contract. Support services also include professional support services, which are typically sold on a time and materials basis, but may be sold as a prepaid block of time. This revenue is recognized as the services are provided (deferred and recognized as utilized if prepaid).

Multiple Deliverable Arrangements

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

We often enter into arrangements which include multiple deliverables.  These arrangements primarily include the sale of communications equipment and associated support contracts, along with professional services providing design, configuration and installation consulting. When an equipment sale involves multiple deliverables, revenue is allocated to each respective element. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price.

Allocation of revenue to deliverables of an arrangement is based on the relative selling price of the element being sold on a stand-alone basis. Equipment, maintenance contracts and professional services each qualify as separate units of accounting. We utilize the best estimate of selling price (“BESP”) for stand-alone value for our equipment and maintenance contracts, taking into consideration market conditions and entity-specific factors. We evaluate BESP by reviewing historical data related to sales of our deliverables.

Subsidies and Surcharges

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

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of approximately $11.4 million for the year ended December 31, 2014. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $8.2 million, $7.6 million and $5.1 million in 2014, 2013 and 2012, respectively.

Statement of Cash Flows Information

During 2014, 2013 and 2012, we made payments for interest and income taxes as follows:

(In thousands)	2014	2013	2012
Interest, net of amounts capitalized ($1,437, $1,215 and $515 in 2014, 2013 and 2012, respectively)	$73,400	$80,693	$63,541
Income taxes paid, net	$5,311	$960	$4,991

Noncash investing and financing activities:

In 2014, we issued 10.1 million shares of the Company’s common stock with a market value of $257.7 million in connection with the acquisition of Enventis as described in Note 3.

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

Recent Accounting Pronouncements

In August 2014, FASB issued the Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The new guidance

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted.  The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In June 2014, FASB issued the Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance requiring a performance target that could be achieved after the requisite service period has ended to be treated as a performance condition affecting vesting of the award and therefore not reflected in estimating the fair value of the award at the date of grant. The amended guidance is effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2016. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard.  We are currently evaluating the alternative methods of adoption and the effect on our condensed consolidated financial statements and related disclosures.

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

(In thousands, except per share amounts)	2014	2013	2012
Income from continuing operations	$15,388	$29,964	$4,965
Less: net income attributable to noncontrolling interest	321	330	531
Income attributable to common shareholders before allocation of earnings to participating securities	15,067	29,634	4,434
Less: earnings allocated to participating securities	546	466	351
Income from continuing operations attributable to common shareholders	14,521	29,168	4,083
Net income from discontinued operations	-	1,177	1,206
Net income attributable to common shareholders	$14,521	$30,345	$5,289

Weighted-average number of common shares outstanding	41,998	39,764	34,652

Basic and diluted earnings per common share:
Income from continuing operations	$0.35	$0.73	$0.12
Income from discontinued operations, net of tax	-	0.03	0.03
Net income per common share attributable to common shareholders	$0.35	$0.76	$0.15

Diluted earnings per common share attributable to common shareholders excludes 0.4 million shares at December 31, 2014, and 0.3 million shares at December 31, 2013 and 2012, of potential common shares related to our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect.

3.              ACQUISITION AND DISPOSITIONS

Merger With Enventis

On October 16, 2014, we completed our merger with Enventis and acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  As a result, Enventis became a wholly-owned subsidiary of the Company.  Enventis is an advanced communications provider, which services business and residential customers primarily in the upper Midwest.  The Enventis fiber network spans more than 4,200 route miles across Minnesota and into Iowa, North Dakota, South Dakota and Wisconsin.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the merger, each share of common stock, no par value, of Enventis owned immediately prior to the effective time of the merger converted into and became the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock plus cash in lieu of fractional shares, as set forth in the merger agreement.  Based on the closing price of our common stock of $25.40 per share on the date preceding the merger, the total value of the purchase consideration exchanged was $257.7 million, excluding the repayment of Enventis’ outstanding debt of $149.9 million.  On the date of the merger, we issued an aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.

The acquisition was accounted for in accordance with the acquisition method of accounting for business combinations.  The tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. The results of operations of Enventis have been reported in our consolidated financial statements as of the effective date of the acquisition.  For the period of October 16, 2014 through December 31, 2014, Enventis contributed operating revenues of $37.6 million and a net loss of $1.4 million, which included $5.7 million in acquisition related costs.  Included in acquisition related costs as of December 31, 2014, are various change in control payments and other contingent payments to certain Enventis employees and directors that were triggered upon the closing of the Enventis acquisition or shortly thereafter.  The estimated cash payments under these agreements will be approximately $4.7 million and are expected to be paid in the second quarter of 2015.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

(In thousands)
Cash and cash equivalents	$10,382
Accounts receivable	37,399
Other current assets	15,961
Property, plant and equipment	282,564
Intangible assets	20,570
Other long-term assets	3,162
Total assets acquired	370,038
Current liabilities	40,552
Pension and other post-retirement obligations	7,506
Deferred income taxes	73,973
Other long-term liabilities	2,768
Total liabilities assumed	124,799
Net fair value of assets acquired	245,239
Goodwill	162,360
Total consideration transferred	$407,599

The fair values of the assets acquired and liabilities assumed are based on a preliminary valuation, which is subject to change within the measurement period as additional information is obtained.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment. We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment, intangible assets, pension and other post-retirement obligations and deferred income taxes. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce.  Goodwill is not deductible for income tax purposes. See Note 1 for additional information regarding the evaluation of goodwill.

The preliminary identifiable intangible assets acquired include customer relationships of $13.7 million, tradenames of $1.4 million and non-compete agreements of $5.5 million. The identifiable intangible assets are amortized using the straight-line method over their estimated useful lives, which is five to nine years for customer relationships, depending on the nature of the customer, and two years for tradenames and non-compete agreements.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of Enventis occurred on January 1, 2013.  The adjustments to arrive at the pro forma information below included: additional depreciation and amortization expense for the fair value increases to property, plant and equipment and intangible assets acquired; increase in interest expense to reflect the additional debt entered into to finance a portion of the acquisition; and the exclusion of certain acquisition related costs.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
(Unaudited; in thousands, except per share amounts)	2014	2013
Operating revenues	$790,745	$790,777
Income from operations	$104,674	$103,178
Net income from continuing operations	$18,648	$24,288
Less: net income attributable to noncontrolling interest	321	330
Net income attributable to common stockholders	$18,327	$23,958
Net income per common share - basic and diluted	$0.37	$0.48

Transaction costs related to the acquisition of Enventis were $11.5 million during the year ended December 31, 2014, which are included in acquisition and other transaction costs in the consolidated statements of income.  These costs are considered to be non-recurring in nature and therefore have been excluded from the pro forma results of operations.

The pro forma information does not purport to present the actual results that would have resulted if the acquisition had in fact occurred at the beginning of the fiscal periods presented, nor does the information project results for any future period. The pro forma information does not include the impact of any future cost savings or synergies that may be achieved as a result of the acquisition.

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

Subsequent to the merger, the financial results of SureWest operations have been included in our consolidated statements of income.  SureWest contributed $133.1 million in net revenues and recorded net income of $2.5 million for the period of July 2, 2012 through December 31, 2012, which included $9.5 million in acquisition related costs.

Discontinued Operations

In September 2013, we completed the sale of the assets and contractual rights of our prison services business for a total cash purchase price of $2.5 million, which included the settlement of any pending legal matters.  The financial results of the operations for prison services have been reported as a discontinued operation in our consolidated financial statements for the years ended on or before December 31, 2013.

The following table summarizes the financial information for the prison services operations for the years ended December 31, 2013 and 2012:

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)	2013	2012
Operating revenues	$5,622	$25,580
Operating expenses including depreciation and amortization	5,883	23,599
Income (loss) from operations	(261)	1,981
Income tax expense (benefit)	(105)	775
Income (loss) from discontinued operations	$(156)	$1,206

Gain on sale of discontinued operations, net of tax of $887	$1,333	$-

4.              INVESTMENTS

Our investments are as follows:

(In thousands)	2014	2013
Cash surrender value of life insurance policies	$2,039	$2,183
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,645	5,112
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	27,990	27,467
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,451	7,696
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	23,894	24,105
CVIN, LLC (12.09% interest)	1,757	1,936
Totals	$115,376	$113,099

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  In 2014, 2013 and 2012, we received cash distributions from these partnerships totaling $14.8 million, $16.9 million and $14.1 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In 2014, 2013 and 2012, we received cash distributions from these partnerships totaling $19.8 million, $17.9 million and $15.0 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

We have a 12.09% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California.  CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  In 2014 and 2013, we made additional capital investments of $0.1 million and $0.4 million in this partnership, respectively.  We did not receive any distributions from this partnership in 2014, 2013 or 2012.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2014	2013	2012
Total revenues	$338,575	$321,555	$299,389
Income from operations	96,606	98,962	83,577
Net income before taxes	96,763	99,024	83,633
Net income	96,763	99,024	83,283

Current assets	$52,866	$54,837	$49,982
Non-current assets	93,771	87,968	79,529
Current liabilities	16,253	15,221	15,417
Non-current liabilities	3,225	1,786	1,351
Partnership equity	127,159	125,799	112,734

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

Our interest rate swap liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 were as follows:

		As of December 31, 2014
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(443)	–	$(443)	–
Long-term interest rate swap liabilities	(690)	–	(690)	–
Total	$(1,133)	$–	$(1,133)	$–

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(660)	–	$(660)	–
Long-term interest rate swap liabilities	(1,959)	–	(1,959)	–
Total	$(2,619)	$–	$(2,619)	$–

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$61,092	n/a	$61,204	n/a
Investments, at cost	$52,245	n/a	$49,712	n/a
Long-term debt, excluding capital leases	$1,362,049	$1,381,972	$1,216,764	$1,261,508

Cost & Equity Method Investments

Our investments at December 31, 2014 and 2013 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.              LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Senior secured credit facility:
Term loan 4, net of discount of $3,948 and $4,537 at	$896,952	$905,463
December 31, 2014 and 2013, respectively
Revolving loan	39,000	13,000
10.875% Senior notes due 2020, net of discount of $1,121 and $1,699 at December 31, 2014 and 2013, respectively	226,097	298,301
6.50% Senior notes due 2022	200,000	-
Capital leases	4,553	5,121
	1,366,602	1,221,885
Less: current portion of long-term debt and capital leases	(9,849)	(9,751)
Total long-term debt	$1,356,753	$1,212,134

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The proceeds from the Credit Agreement were used to repay the outstanding term loans from the previous agreement in its entirety.  The Credit Agreement also includes an incremental term loan facility which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Illinois Consolidated Telephone Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2014, the borrowing margin for the next three month period ending March 31, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2014 and 2013, borrowings of $39.0 million and $13.0 million, respectively, were outstanding under the revolving credit facility.  A stand-by letter of credit of $0.9 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of December 31, 2014.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.20% and 4.23% at December 31, 2014 and 2013, respectively.  Interest is payable at least quarterly.

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

The credit agreement was previously amended in December 2012, to issue incremental term loans (Term 3) which were used to repay outstanding term loans scheduled to mature in December 2014 and to extend the maturity dates of outstanding term loans and the revolving loan facility.  In connection with entering into the December 2012 amendment, we recognized a loss on the extinguishment of debt of $4.5 million during the year ended December 31, 2012.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2014, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of December 31, 2014, we had $211.8 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2014, our total net leverage ratio under the credit agreement was 4.08:1.00, and our interest coverage ratio was 4.07:1.00.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Senior Notes

6.50% Senior Notes due 2022

On September 18, 2014, Consolidated Communications Finance II Co., a wholly–owned subsidiary of the Company completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “2022 Notes”).  Interest on the 2022 Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2015.  The 2022 Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  Deferred debt issuance costs of $3.5 million incurred in connection with the issuance of the 2022 Notes are amortized using the effective interest method over the term of the 2022 Notes.

Upon closing of the Enventis acquisition, the obligations under the 2022 Notes were assumed by Consolidated Communications, Inc. (“CCI”) and were guaranteed by the Company and certain of its wholly-owned subsidiaries.  The net proceeds from the issuance of the 2022 Notes were used to finance the acquisition of Enventis including related fees and expenses, to repay the existing indebtedness of Enventis and to repurchase a portion of our 10.875% Senior Notes due 2020, as described below.

10.875% Senior Notes due 2020

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

On October 16, 2014, we redeemed $46.8 million of the original aggregate principal amount of the 2020 Notes at a price of 116.75%, plus accrued and unpaid interest.  On December 19, 2014, we redeemed an additional $26.0 million of the 2020 Notes at a price of 113.50%, plus accrued and unpaid interest.  In connection with the repurchases of the 2020 Notes, we paid $84.1 million and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.

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

Among other matters, the 2020 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2014, this ratio was 4.01:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the 2020 Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the 2020 Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $174.8 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2014 and paid on February 2, 2015, there was $241.4 million of the $416.2 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2014.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the 2020 Notes in order to amend the indenture governing the 2020 Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the 2020 Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make Restricted Payments (as defined in the indenture) otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the 2020 Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, consent fees of $2.5 million paid to the holders of the 2020 Notes who validly consented to the proposed amendment were capitalized during 2014 as deferred debt issuance costs and amortized over the remaining term of the 2020 Notes.

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

In 2012, we entered into a temporary $350.0 million senior unsecured bridge loan facility in connection with the acquisition of SureWest.  As a result, we incurred commitment fees of $4.2 million which were amortized during the year ended December 31, 2012 over the four month life of the bridge loan facility.

Future Maturities of Debt

At December 31, 2014, the aggregate maturities of our long-term debt excluding capital leases were as follows:

(In thousands)
2015	$9,100
2016	9,100
2017	9,100
2018	48,100
2019	9,100
Thereafter	1,282,618
Total maturities	1,367,118
Less: Unamortized discount	(5,069)
$1,362,049

See Note 11 regarding the future maturities of our obligations for capital leases.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

7.              DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt.  Derivative financial instruments are recorded at fair value in our consolidated balance sheet.

The following interest rate swaps were outstanding at December 31, 2014:

(In thousands)	Notional Amount	2014 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other long-term liabilities	$(133)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$125,000	Other long-term liabilities	(410)
Fixed to 1-month floating LIBOR	50,000	Current portion of derivative liability	(443)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(147)
Total Fair Values			$(1,133)

The following interest rate swaps were outstanding at December 31, 2013:

(In thousands)	Notional Amount	2013 Balance Sheet Location	Fair Value

De-designated Hedges:
Fixed to 1-month floating LIBOR	$175,000	Other long-term liabilities	$(1,897)
Fixed to 1-month floating LIBOR	100,000	Current portion of derivative liability	(660)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(62)
Total Fair Values			$(2,619)

As of December 31, 2014, the counterparties to our various swaps are four major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

For interest rate swaps designated as a cash flow hedge, the effective portion of the unrealized gain or loss in fair value is recorded in AOCI and reclassified into earnings when the underlying hedged item impacts earnings.  The ineffective portion of the change in fair value of the cash flow hedge is recognized immediately in earnings.  For interest rate swaps not designated as a hedge, changes in fair value are recognized in earnings as interest expense.

In 2013 and 2012, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  These interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the years ended December 31, 2014, 2013 and 2012, gains of $1.6 million, $2.2 million and $2.8 million, respectively, were recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At December 31, 2014 and 2013, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $0.8 million and $2.6 million, respectively.  The estimated amount of losses included in AOCI as of December 31, 2014 that will be recognized in earnings in the next twelve months is approximately $1.2 million.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table presents the effect of interest rate derivatives designated as cash flow hedges on AOCI and on the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Loss recognized in AOCI, pretax	$(132)	$(614)	$(5,631)
Loss reclassified from AOCI to interest expense	$(2,050)	$(5,875)	$(13,664)
Gain arising from ineffectiveness reducing interest expense	$-	$-	$47

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

The following table summarizes the grants of RSAs and PSAs under the Plan during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
		Grant Date		Grant Date		Grant Date
	2014	Fair Value	2013	Fair Value	2012	Fair Value
RSAs Granted	132,781	$19.74	168,516	$17.13	14,732	$19.30
PSAs Granted	91,127	$19.74	66,504	$17.13	68,540	$19.30
Total	223,908		235,020		83,272

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2014, 2013 and 2012 was $3.5 million, $3.0 million and $2.4 million, respectively.

The following table summarizes the RSA and PSA activity during the year ended December 31, 2014:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2014	123,501	$17.32	64,266	$17.96
Shares granted	132,781	$19.74	91,127	$19.74
Shares vested	(114,717)	$18.32	(72,984)	$19.08
Non-vested shares outstanding - December 31, 2014	141,565	$18.78	82,409	$18.94

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Share-Based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In millions)	2014	2013	2012
Restricted stock	$2.1	$1.8	$1.3
Performance shares	1.5	1.2	1.0
Total	$3.6	$3.0	$2.3

Income tax benefits related to stock-based compensation of approximately $1.3 million, $1.1 million and $0.4 million was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of December 31, 2014, total unrecognized compensation costs related to nonvested RSAs and PSAs was $4.3 million and will be recognized over a weighted-average period of approximately 0.9 years.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component during 2014 and 2013:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2012	$(40,581)	$(5,203)	$(45,784)
Other comprehensive income before reclassifications	39,381	(381)	39,000
Amounts reclassified from accumulated other comprehensive income	1,843	3,941	5,784
Net current period other comprehensive income	41,224	3,560	44,784
Balance at December 31, 2013	643	(1,643)	(1,000)
Other comprehensive income before reclassifications	(35,107)	(81)	(35,188)
Amounts reclassified from accumulated other comprehensive income	(637)	1,269	632
Net current period other comprehensive income	(35,744)	1,188	(34,556)
Balance at December 31, 2014	$(35,101)	$(455)	$(35,556)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2014:

	Amount Reclassified from AOCI
	Year Ended December 31,		Affected Line Item in the
(In thousands)	2014	2013	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$494	$637	(a)
Actuarial gain (loss)	543	(3,652)	(a)
	1,037	(3,015)	Total before tax
	(400)	1,172	Tax (expense) benefit
	$637	$(1,843)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(2,050)	$(5,875)	Interest expense
	781	1,934	Tax benefit
	$(1,269)	$(3,941)	Net of tax

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(a)         These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans.  See Note 9 for additional details.

9.              PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  As of May 2013, the Retirement Plan was closed to all new entrants and all employees under collective bargaining agreements that include a defined benefit plan are on a cash balance plan.

We also have two non-qualified supplemental retirement plans (“Supplemental Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans have previously been frozen so that no person is eligible to become a new participant.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following tables summarize the change in benefit obligation, plan assets and funded status of the Retirement Plan and Supplemental Plans (collectively the “Pension Plans”) as of December 31, 2014 and 2013.

(In thousands)	2014	2013
Change in benefit obligation
Benefit obligation at the beginning of the year	$337,343	$379,528
Service cost	560	743
Interest cost	16,295	15,307
Actuarial loss (gain)	48,620	(34,315)
Benefits paid	(21,630)	(21,559)
Plan change	-	(2,361)
Benefit obligation at the end of the year	$381,188	$337,343

(In thousands)	2014	2013
Change in plan assets
Fair value of plan assets at the beginning of the year	$292,188	$262,778
Employer contributions	11,112	11,480
Actual return on plan assets	15,448	39,489
Benefits paid	(21,630)	(21,559)
Fair value of plan assets at the end of the year	$297,118	$292,188
Funded status at year end	$(84,070)	$(45,155)

Amounts recognized in the consolidated balance sheets at December 31, 2014 and 2013 consisted of:

(In thousands)	2014	2013
Current liabilities	$(246)	$(254)
Long-term liabilities	$(83,824)	$(44,901)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 consisted of:

(In thousands)	2014	2013
Unamortized prior service credit	$(3,969)	$(4,426)
Unamortized net actuarial loss	66,561	10,302
	$62,592	$5,876

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of income for the plans for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Service cost	$560	$743	$1,184
Interest cost	16,295	15,307	13,620
Expected return on plan assets	(23,106)	(20,654)	(14,728)
Amortization of:
Net actuarial loss	20	3,652	2,518
Prior service credit	(457)	(457)	(282)
Net periodic pension (benefit) cost	$(6,688)	$(1,409)	$2,312

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2014 and 2013.

(In thousands)	2014	2013
Actuarial loss (gain), net	$56,279	$(53,149)
Recognized actuarial loss	(20)	(3,652)
Prior service credit	-	(2,361)
Recognized prior service credit	457	457
Total amount recognized in other comprehensive loss, before tax effects	$56,716	$(58,705)

The estimated net actuarial loss and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic benefit cost in 2015 are $3.9 million and $(0.5) million, respectively.

The assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Discount rate - net periodic benefit cost	4.97%	4.20%	5.00%
Discount rate - benefit obligation	4.27%	4.97%	4.20%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.70%
Rate of compensation/salary increase	1.75%	1.75%	1.50%

The decrease in the discount rate in 2014 resulted in an increase to our pension benefit obligation of approximately $28.8 million at December 31, 2014.  In addition, in 2014, we adopted the new U.S. mortality tables released by the Society of Actuaries for purposes of determining our mortality assumption used in the Pension Plans. The adoption of the new tables resulted in an increase in the life expectancy of plan participants.  As a result of the updated mortality assumption, our pension benefit obligation increased approximately $16.7 million at December 31, 2014.

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.5 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively.  The net present value of the remaining obligations was approximately $2.4 million and $1.8 million at December 31, 2014 and 2013, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 28 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million and $0.3 million in life insurance proceeds as other non-operating income in 2014 and 2013.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.0 million and $2.2 million at

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

December 31, 2014 and 2013, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $6.9 million and $7.3 million as of December 31, 2014 and 2013, respectively.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans have previously been frozen so that no person is eligible to become a new participant.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  A majority of the plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, employer contributions for retiree medical benefits of a plan from an acquired company are separately designated within the pension trust for the sole purpose of providing payments of retiree medical benefits.  The nature of the assets used to provide payment of retiree medical benefits for this plan is the same as that of the Retirement Plan.  In connection with the acquisition of Enventis, we have included its post-retirement benefit plan as of the date of acquisition.

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2014 and 2013.

(In thousands)	2014	2013
Change in benefit obligation
Benefit obligation at the beginning of the year	$35,093	$43,906
Service cost	479	925
Interest cost	1,565	1,575
Plan participant contributions	694	757
Actuarial loss (gain)	831	(9,552)
Benefits paid	(3,434)	(3,966)
Amendments	-	1,448
Acquisition	6,911	-
Benefit obligation at the end of the year	$42,139	$35,093

(In thousands)	2014	2013
Change in plan assets
Fair value of plan assets at the beginning of the year	$3,575	$3,410
Employer contributions	2,740	2,772
Plan participant’s contributions	694	757
Actual return on plan assets	(246)	602
Benefits paid	(3,434)	(3,966)
Fair value of plan assets at the end of the year	$3,329	$3,575
Funded status at year end	$(38,810)	$(31,518)

Amounts recognized in the consolidated balance sheets at December 31, 2014 and 2013 consist of:

(In thousands)	2014	2013
Current liabilities	$(2,734)	$(2,429)
Long-term liabilities	$(36,076)	$(29,089)

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 consist of:

(In thousands)	2014	2013
Unamortized prior service cost (credit)	$221	$183
Unamortized net actuarial loss (gain)	(6,005)	(7,868)
	$(5,784)	$(7,685)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Service cost	$479	$925	$811
Interest cost	1,565	1,575	1,756
Expected return on plan assets	(223)	(233)	(105)
Amortization of:
Net actuarial loss (gain)	(563)	–	–
Prior service credit	(37)	(180)	(189)
Net periodic postretirement benefit cost	$1,221	$2,087	$2,273

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2014 and 2013:

(In thousands)	2014	2013
Actuarial loss (gain), net	$1,301	$(9,922)
Recognized actuarial gain	563	-
Prior service cost	-	1,448
Recognized prior service credit	37	180
Total amount recognized in other comprehensive loss, before tax effects	$1,901	$(8,294)

In 2015, the estimated net actuarial gain that will be amortized from accumulated other comprehensive loss in net periodic postretirement cost is approximately $(0.3) million. The estimated net prior service credit is not significant.

The discount rate assumptions utilized for the years ended December 31 were as follows:

	2014	2013	2012
Net periodic benefit cost	4.55%	4.00%	5.00%
Benefit obligation	4.11%	4.40%	3.90%

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

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$150	$(132)
Effect on postretirement benefit obligation	$2,414	$(2,136)

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  The target allocation of the Pension Plan assets is approximately 60% in equities with the remainder in fixed income funds and cash equivalents.  Currently, we believe that there are no significant concentrations of risk associated with the pension plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2014 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2014.

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

Fixed income securities include U.S. Treasury and Government Agency securities, corporate and municipal bonds, and mortgage-backed securities.  Securities using Level 1 inputs are valued at the closing price reported on the active market on which the individual securities are traded.  Securities using Level 2 inputs are valued using available trade information for similar securities, recently executed transactions, cash flow models with yield curves, dealer quotes, market indices and other pricing models utilizing observable inputs.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The fair values of our assets for our defined benefit pension plans at December 31, 2014 and 2013, by asset category were as follows:

		As of December 31, 2014
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$7,634	$1,370	$6,264	$–

Equities:
Stocks:
U.S. common stocks	29,338	29,338	–	–
International stocks	9,459	9,459	–	–
Funds:
U.S. small cap	11,224	–	11,224	–
U.S. mid cap	8,890	8,890	–	–
U.S. large cap	26,081	10,212	15,869	–
Emerging markets	22,662	14,838	7,824	–
International	64,748	49,334	15,414	–

Fixed Income:
U.S. treasury and government agency securities	16,707	7,996	8,711	–
Corporate and municipal bonds	6,950	–	6,950	–
Mortgage/asset-backed securities	7,247	–	7,247	–
Common Collective Trust	62,507	–	62,507
Mutual funds	26,964	26,964	–	–
Total investments	$300,411	$158,401	$142,010	$–
Other liabilities (2)	(3,293)
Net plan assets	$297,118

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$4,708	$2,835	$1,873	$–

Equities:
Stocks:
U.S. common stocks	38,463	38,463	–	–
International stocks	10,198	10,198	–	–
Funds:
U.S. small cap	15,181	–	15,181	–
U.S. mid cap	9,215	9,215	–	–
U.S. large cap	34,535	11,101	23,434	–
Emerging markets	20,225	12,855	7,370	–
International	60,416	44,132	16,284	–

Fixed Income:
U.S. treasury and government agency securities (3)	19,012	11,063	7,949	–
Corporate and municipal bonds	8,624	–	8,624	–
Mortgage/asset-backed securities	8,116	–	8,116	–
Common Collective Trust	17,398	–	17,398
Mutual funds	46,097	46,097	–	–
Total	$292,188	$185,959	$106,229	$–

(1)       Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

(2)       Net amount due for securities purchased and sold.

(3)       During 2014, we determined that certain government agency securities more appropriately aligned with the Level 2 classification of the fair value hierarchy.  Accordingly, we have reclassified these securities from Level 1 to Level 2 as of December 31, 2013.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The fair values of our assets for our post-retirement benefit plans at December 31, 2014 and 2013 were as follows:

		As of December 31, 2014
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$97	$17	$80	$–

Equities:
U.S. common stocks	372	372	–	–
International stocks	120	120	–	–
Funds:
U.S. small cap	142	–	142	–
U.S. mid cap	113	113	–	–
U.S. large cap	330	129	201	–
Emerging markets	287	188	99	–
International	821	625	196	–

Fixed Income:
U.S. treasury and government agency securities	212	102	110	–
Corporate and municipal bonds	88	–	88	–
Mortgage/asset-backed securities	92	–	92	–
Common Collective Trust	792	–	792
Mutual funds	342	342	–	–
Total investments	$3,808	$2,008	$1,800	$–
Benefit payments payable	(438)
Other liabilities (2)	(41)
Net plan assets	$3,329

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		As of December 31, 2013
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$89	$89	$–	$–

Equities:
U.S. common stocks	592	592	–	–
Funds:
U.S. small cap	215	–	215	–
U.S. large cap	638	–	638	–
Emerging markets	263	–	263	–
International	938	357	581	–

Fixed Income:
U.S. treasury and government agency securities (3)	678	394	284	–
Corporate and municipal bonds	308	–	308	–
Mortgage/asset-backed securities	289	–	289	–
Total investments	$4,010	$1,432	$2,578	$–
Benefit payments payable	(434)
Net plan assets	$3,576

(1)    Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

(2)    Net amount due for securities purchased and sold.

(3)    During 2014, we determined that certain government agency securities more appropriately aligned with the Level 2 classification of the fair value hierarchy.  Accordingly, we have reclassified these securities from Level 1 to Level 2 as of December 31, 2013.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $12.4 million to our pension plans and $3.8 million to our other post-retirement plans in 2015.

Estimated Future Benefit Payments

As of December 31, 2014, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2015	$23,180	$3,771
2016	23,464	3,906
2017	23,484	3,248
2018	23,421	3,119
2019	23,482	3,136
2020 - 2024	116,982	14,189

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees. Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans. We

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

recognized expense with respect to these plans of $5.3 million, $5.2 million and $3.9 million in 2014, 2013 and 2012, respectively.

10.       INCOME TAXES

Income tax expense consists of the following components:

	For the Year Ended
(In thousands)	2014	2013	2012

Current:
Federal	$1,769	$1,381	$340
State	1,014	86	1,078
Total current expense	2,783	1,467	1,418

Deferred:
Federal	8,136	15,929	1,998
State	2,108	116	(2,755)
Total deferred expense (benefit)	10,244	16,045	(757)
Total income tax expense	$13,027	$17,512	$661

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended
(In percentages)	2014	2013	2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	1.7	(12.8)
Transaction costs	2.6	-	14.9
Other permanent differences	0.4	-	(1.1)
Change in uncertain tax positions	-	(1.7)	-
Change in deferred tax rate	7.4	-	(19.7)
Valuation allowance	(0.7)	-	-
Provision to return	-	1.3	(4.2)
Other	(0.1)	0.6	(0.4)
	45.8%	36.9%	11.7%

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2014	2013

Current deferred tax assets:
Reserve for uncollectible accounts	$1,062	$615
Accrued vacation pay deducted when paid	2,381	2,196
Accrued expenses and deferred revenue	9,931	5,149
	13,374	7,960
Non-current deferred tax assets:
Net operating loss carryforwards	12,431	18,809
Pension and postretirement obligations	46,831	28,072
Stock-based compensation	998	495
Derivative instruments	276	1,004
Financing costs	2,151	1,503
Tax credit carryforwards	4,193	3,143
Other	28	-
	66,908	53,026
Valuation allowance	(1,736)	(535)
Net non-current deferred tax assets	65,172	52,491

Non-current deferred tax liabilities:
Goodwill and other intangibles	(42,246)	(28,515)
Basis in investment	(282)	(38)
Partnership investments	(25,813)	(25,523)
Property, plant and equipment	(240,407)	(178,274)
	(308,748)	(232,350)
Net non-current deferred taxes	(243,576)	(179,859)
Net deferred income tax liabilities	$(230,202)	$(171,899)

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

Based upon historical taxable income, taxable temporary differences, available and prudent tax planning strategies and projections for future pre-tax book income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences.  However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced.  Estimates of future taxable income are based on the estimated recognition of taxable temporary differences, available and prudent tax planning strategies, and projections of future pre-tax book income.  The amount of estimated future taxable income is expected to allow for the full utilization of the net operating loss (“NOL”) carryforward, as described below.

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards at December 31, 2014, of $21.0 million and related deferred tax assets of $7.4 million. The federal NOL carryforwards expire from 2031 to 2032.  In 2014, management no longer believes that the future utilization is uncertain and has released the full $1.5 million valuation allowance and related deferred tax asset of $0.5 million maintained against the Federal NOL carryforwards subject to separate return limitation year restrictions.  The tax benefits recognized related to the reversal of the valuation allowance were accounted for as a reduction of income tax expense.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards at December 31, 2014, of $2.1 million and related deferred tax assets of $0.7 million. ETFL’s federal NOL carryforwards expire from 2020 to 2024.

We estimate that we have available state NOL carryforwards at December 31, 2014, of $105.2 million and related deferred tax assets of $4.4 million.  The state NOL carryforwards expire from 2016 to 2034. Management believes that the future utilization of $26.9 million and related deferred tax asset of $1.4 million is uncertain and has placed a valuation allowance on this amount of the available state NOL carryforwards.  The related NOL carryforwards expire from 2018 to 2025.  The valuation allowance was recorded as a result of the acquisition of Enventis on October 16, 2014.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available federal alternative minimum tax (“AMT”) credit carryforwards at December 31, 2014, of $1.3 million and related deferred tax assets of $1.3 million.  The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities. The federal AMT credit carryforward does not expire.

We estimate that we have available state tax credit carryforwards at December 31, 2014, of $4.5 million and related deferred tax assets of $2.9 million.  The state tax credit carryforwards are limited annually and expire from 2016 to 2027.  Management believes that the future utilization of $0.5 million and related deferred tax asset of $0.3 million is uncertain and has placed a valuation allowance on this amount of available state tax credit carryforwards.  The related state tax credit carryforwards expires from 2016 to 2019.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We are currently working through the implementation of the regulations for the 2014 income tax returns to be filed in 2015 and do not expect they will have a material impact on our consolidated results of operations, cash flows, or financial position.

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

Our unrecognized tax benefits as of December 31, 2014 and 2013 were $0.2 million and $0, respectively.  Due to the acquisition of Enventis on October 16, 2014, the company recognized an increase in unrecognized tax benefits of $0.2 million.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $0.2 million.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  During 2014 and 2013 we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2010 through 2013.  The periods subject to examination for our state returns are years 2010 through 2013.  We are currently under examination by federal taxing authorities, but do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months. There were no material changes to these amounts during 2014 and there were no effects on the Company’s effective tax rate.

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2014 and 2013:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2014	2013

Balance at January 1	$-	$1,224
Additions for tax positions of acquisition	240	-
Additions for tax positions in the current year	-	-
Additions for tax positions of prior years	-	-
Settlements with taxing authorities	-	-
Reduction for lapse of federal statute of limitations	-	-
Reduction for lapse of state statute of limitations	-	(1,224)
Balance at December 31	$240	$-

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

As of December 31, 2014, future minimum contractual obligations, including capital and operating leases, and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease agreements	$4,796	$3,019	$2,620	$1,855	$1,554	$5,068	$18,912
Capital lease agreements	1,302	1,077	971	961	984	1,378	6,673
Capital expenditures (1)	3,023	–	–	–	–	–	3,023
Service and support agreements (2)	8,526	7,403	2,428	1,586	1,334	858	22,135
Transport and data connectivity	9,040	9,000	9,000	–	–	–	27,040
Total	$26,687	$20,499	$15,019	$4,402	$3,872	$7,304	$77,783

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

We incurred rent expense of $2.6 million, $2.3 million and $2.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements, all of which expire between 2015 and 2021.  As of December 31, 2014, the present value of the minimum remaining lease commitments was approximately $4.5 million, of which $0.7 million was due and payable within the next twelve months.  The carrying amount of our capital lease obligations, net of imputed interest of $2.1 million, was $4.5 million as of December 31, 2014.  See Note 12 for information regarding the capital leases we have entered into with related parties.

Litigation, Regulatory Proceedings and Other Contingencies

Five putative class action lawsuits have been filed by alleged Enventis shareholders challenging the Company’s proposed merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors have been named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions are called: Hoepner v. Enventis Corp. et al, filed July 15, 2014, Case No. 07-CV-14-2489, Bockley v. Finke et al, filed July 18, 2014, Case No. 07-CV-14-2551, Kaplan et al v. Enventis Corp. et al, filed July 21, 2014, Case No. 07-CV-14-2575, Marcial v. Enventis Corp. et al., filed July 25, 2014, Case No. 07-CV-14-2628, and Barta v. Finke et al, filed August 14, 2014, Case No. 07-CV-14-2854.  The actions generally allege, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly is unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restrict other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also allege that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits seek, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believe that these claims are without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.” On February 2, 2015, the Special Litigation Committee issued a report stating that the claims lack merit and should not proceed.

In 2014, Sprint Corporation, Level 3 Communications, Inc., and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.    The disputed amounts total $1.2 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation. This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving commom questions of fact. The U.S. District Court in Dallas, TX is expected to hear the case no later than September 2015. We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement to have an adverse material impact on our financial results or cash flows.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we would pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits would be available for services performed in connection with the pole

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

attachment applications within five years of the execution of the Agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the Agreement we recorded an additional $0.9 million, which included estimated legal fees.  In October 2014, Salsgiver rejected the Agreement, remanding the case back to the court.  A trial is anticipated to occur in the third quarter of 2015; however, we believe that despite the rejection, the $1.3 million currently accrued represents management’s best estimate of the probable payment.

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

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008-2013 is approximately $4.6 million.  Audits for calendar years 2008-2010 have been filed for appeal and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013 were received on September 16, 2014.  We are waiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008-2013 (using the re-audited 2010 number) is approximately $6.7 million.  Appeals of cases for calendar years 2008, 2009, and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013, as well as the re-audit of 2010 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

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

12.       RELATED PARTY TRANSACTIONS

Capital Leases

Richard A. Lumpkin, a member of our Board of Directors, together with his family, beneficially owned 44.7% and 41.3% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2014 and 2013, respectively.  Mr. Lumpkin also is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 72.4% and 70.7% beneficial ownership of LATEL at December 31, 2014 and 2013, respectively.

As of December 31, 2014, we had three capital lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).We have accounted for these leases as capital leases in accordance with ASC Topic 840, Leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The capital lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes.  Each of the three lease

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

agreements have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the initial expiration date.  We are required to pay LATEL approximately $7.9 million over the terms of the lease agreements.  The carrying value of the capital leases at December 31, 2014 and 2013 was approximately $3.4 million and $3.6 million, respectively.  We recognized $0.5 million in interest expense in 2014, 2013 and 2012 and amortization expense of $0.4 million in 2014, 2013 and 2012 related to the capitalized leases.

Long-Term Debt

A portion of the 2020 Notes was sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”). In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors.  We recognized $1.3 million, $1.2 million, and $0.6 million in 2014, 2013, and 2012, respectively, in interest expense in the aggregate for the 2020 Notes.

13.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2014	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Net revenues	$149,648	$151,036	$149,040	$186,014
Operating income	$25,942	$25,425	$24,249	$15,573
Net income (loss) attributable to common stockholders	$8,324	$9,807	$7,642	$(10,706)
Basic and diluted earnings (loss) per share	$0.20	$0.24	$0.19	$(0.22)

	Quarter Ended
2013	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Net revenues	$151,528	$151,320	$150,773	$147,956
Operating income	$28,330	$26,947	$26,167	$22,217
Income from continuing operations	$6,858	$9,560	$10,330	$3,216
Discontinued operations, net of tax	$24	$(272)	$1,425	$-
Net income attributable to common stockholders	$6,783	$9,194	$11,694	$3,140

Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.17	$0.23	$0.26	$0.08
Discontinued operations, net of tax	-	(0.01)	0.03	-
Net income per basic and diluted common share attributable to common shareholders
	$0.17	$0.22	$0.29	$0.08

During the fourth quarter of 2014, we acquired 100% of the issued and outstanding shares of Enventis in exchange for shares of our common stock.  Enventis’ results of operations have been included in our consolidated financial statements as of the acquisition date of October 16, 2014.  As result of the Enventis acquisition, we incurred transaction costs of $0.9 million, $0.7 million and $9.8 million during the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014, respectively.

In connection with the repurchase of a portion of our 2020 Notes, as described in Note 6, we recognized a loss of $13.8 million on the partial extinguishment of debt during the quarter ended December 31, 2014.

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

14.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured 2020 Notes it issued on May 30, 2012. We and substantially all of our subsidiaries have jointly and severally guaranteed the 2020 Notes.  All of the

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2014 and 2013, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our 2020 Notes.

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$4,940	$820	$919	$-	$6,679
Accounts receivable, net	-	-	70,543	6,993	-	77,536
Income taxes receivable	12,665	-	6,232	43	-	18,940
Deferred income taxes	(71)	158	12,807	480	-	13,374
Prepaid expenses and other current assets	-	-	17,285	331	-	17,616
Total current assets	12,594	5,098	107,687	8,766	-	134,145

Property, plant and equipment, net	-	-	1,086,051	49,282	-	1,135,333

Intangibles and other assets:
Investments	-	3,724	111,652	-	-	115,376
Investments in subsidiaries	2,119,335	1,510,416	13,000	-	(3,642,751)	-
Goodwill	-	-	699,625	66,181	-	765,806
Other intangible assets	-	-	41,205	9,087	-	50,292
Deferred debt issuance costs, net and other assets	-	15,421	3,892	-	-	19,313
Total assets	$2,131,929	$1,534,659	$2,063,112	$133,316	$(3,642,751)	$2,220,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$15,277	$-	$-	$15,277
Advance billings and customer deposits	-	-	30,250	1,683	-	31,933
Dividends payable	19,510	-	-	-	-	19,510
Accrued compensation	-	-	30,737	1,844	-	32,581
Accrued interest	-	6,775	6	3	-	6,784
Accrued expense	36	-	38,211	1,451	-	39,698
Current portion of long term debt and capital
lease obligations	-	9,100	671	78	-	9,849
Current portion of derivative liability	-	443	-	-	-	443
Total current liabilities	19,546	16,318	115,152	5,059	-	156,075

Long-term debt and capital lease obligations	-	1,352,949	3,070	734	-	1,356,753
Advances due to/from affiliates, net	1,805,129	(1,953,695)	206,616	(58,050)	-	-
Deferred income taxes	(14,833)	(938)	240,338	19,009	-	243,576
Pension and postretirement benefit obligations	-	-	100,225	22,142	-	122,367
Other long-term liabilities	-	690	13,339	552	-	14,581
Total liabilities	1,809,842	(584,676)	678,740	(10,554)	-	1,893,352

Shareholders’ equity:
Common Stock	504	-	17,411	30,000	(47,411)	504
Other shareholders’ equity	321,583	2,119,335	1,362,135	113,870	(3,595,340)	321,583
Total Consolidated Communications Holdings, Inc.
shareholders’ equity	322,087	2,119,335	1,379,546	143,870	(3,642,751)	322,087
Noncontrolling interest	-	-	4,826	-	-	4,826
Total shareholders’ equity	322,087	2,119,335	1,384,372	143,870	(3,642,751)	326,913
Total liabilities and shareholders’ equity	$2,131,929	$1,534,659	$2,063,112	$133,316	$(3,642,751)	$2,220,265

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(7)	$585,148	$64,380	$(13,783)	$635,738
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	242,354	13,391	(13,084)	242,661
Selling, general and administrative expenses	3,975	126	119,649	17,585	(699)	140,636
Financing and other transaction costs	10,808	581	428	-	-	11,817
Depreciation and amortization	-	-	141,673	7,762	-	149,435
Operating income (loss)	(14,783)	(714)	81,044	25,642	-	91,189
Other income (expense):
Interest expense, net of interest income	36	(82,617)	55	(11)	-	(82,537)
Intercompany interest income (expense)	(108,366)	125,932	(19,677)	2,111	-	-
Loss on extinguishment of debt	-	(13,785)	-	-	-	(13,785)
Investment income	-	(5)	34,521	-	-	34,516
Equity in earnings of subsidiaries, net	94,458	77,156	870	-	(172,484)	-
Other, net	53	(553)	(236)	(232)	-	(968)
Income (loss) from continuing operations before income taxes	(28,602)	105,414	96,577	27,510	(172,484)	28,415
Income tax expense (benefit)	(43,669)	10,956	35,022	10,718	-	13,027
Net income (loss)	15,067	94,458	61,555	16,792	(172,484)	15,388
Less: net income attributable to noncontrolling interest	-	-	321	-	-	321
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$15,067	$94,458	$61,234	$16,792	$(172,484)	$15,067

Total comprehensive income (loss) attributable to common shareholders	$(19,489)	$59,902	$39,502	$2,780	$(102,184)	$(19,489)

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(60)	$547,635	$68,128	$(14,126)	$601,577
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	220,764	14,635	(12,947)	222,452
Selling, general and administrative expenses	3,608	167	113,942	18,876	(1,179)	135,414
Financing and other transaction costs	457	-	319	-	-	776
Depreciation and amortization	-	-	130,455	8,819	-	139,274
Operating income (loss)	(4,065)	(227)	82,155	25,798	-	103,661
Other income (expense):
Interest expense, net of interest income	100	(86,090)	181	42	-	(85,767)
Intercompany interest income (expense)	(103,588)	126,918	(24,662)	1,332	-	-
Loss on extinguishment of debt	-	(7,657)	-	-	-	(7,657)
Investment income	-	89	37,606	-	-	37,695
Equity in earnings of subsidiaries, net	98,055	74,479	896	-	(173,430)	-
Other, net	(18)	-	(448)	10	-	(456)
Income (loss) from continuing operations before income taxes	(9,516)	107,512	95,728	27,182	(173,430)	47,476
Income tax expense (benefit)	(40,327)	9,457	38,038	10,344	-	17,512
Income (loss) from continuing operations	30,811	98,055	57,690	16,838	(173,430)	29,964
Discontinued operations, net of tax	-	-	1,177	-	-	1,177
Net income (loss)	30,811	98,055	58,867	16,838	(173,430)	31,141
Less: net income attributable to noncontrolling interest	-	-	330	-	-	330
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$30,811	$98,055	$58,537	$16,838	$(173,430)	$30,811

Total comprehensive income (loss) attributable to common shareholders	$30,811	$101,616	$91,395	$25,203	$(173,430)	$75,595

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31, 2012
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$(15)	$423,303	$68,774	$(14,185)	$477,877
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	175,759	14,355	(14,185)	175,929
Selling, general and administrative expenses	2,530	385	88,664	16,584	-	108,163
Financing and other transaction costs	11,269	9,531	-	-	-	20,800
Intangible assets impairment	-	-	1,236	-	-	1,236
Depreciation and amortization	-	-	107,064	13,268	-	120,332
Operating income (loss)	(13,799)	(9,931)	50,580	24,567	-	51,417
Other income (expense):
Interest expense, net of interest income	(20)	(71,704)	(816)	(64)	-	(72,604)
Intercompany interest income (expense)	(50,126)	87,717	(37,509)	(82)	-	-
Loss on extinguishment of debt	-	(4,455)	-	-	-	(4,455)
Investment income	-	246	30,421	-	-	30,667
Equity in earnings of subsidiaries, net	48,942	48,272	1,435	-	(98,649)	-
Other, net	-	1	617	(17)	-	601
Income (loss) from continuing operations before income taxes	(15,003)	50,146	44,728	24,404	(98,649)	5,626
Income tax expense (benefit)	(20,643)	1,204	11,239	8,861	-	661
Income (loss) from continuing operations	5,640	48,942	33,489	15,543	(98,649)	4,965
Discontinued operations, net of tax	-	-	1,206	-	-	1,206
Net income (loss)	5,640	48,942	34,695	15,543	(98,649)	6,171
Less: net income attributable to noncontrolling interest	-	-	531	-	-	531
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$5,640	$48,942	$34,164	$15,543	$(98,649)	$5,640

Total comprehensive income (loss) attributable to common shareholders	$5,640	$53,920	$24,816	$11,962	$(98,649)	$(2,311)

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(71,646)	$37,972	$196,186	$25,273	$187,785

Cash flows from investing activities:
Business acquisition, net of cash acquired	(139,558)	-	-	-	(139,558)
Purchases of property, plant and equipment	-	-	(103,509)	(5,489)	(108,998)
Purchase of investments	-	-	(100)	-	(100)
Proceeds from sale of assets	-	-	1,740	55	1,795
Net cash used in investing activities	(139,558)	-	(101,869)	(5,434)	(246,861)

Cash flows from financing activities:
Proceeds on bond offering	-	200,000	-	-	200,000
Proceeds from issuance of long-term debt	-	80,000	-	-	80,000
Payment of capital lease obligation	-	-	(638)	(65)	(703)
Payment on long-term debt	-	(63,100)	-	-	(63,100)
Partial redemption of senior notes		(84,127)			(84,127)
Payment of financing costs	-	(7,438)	-	-	(7,438)
Distributions to noncontrolling interest	-	-			-
Dividends on common stock	(62,341)	-	-	-	(62,341)
Purchase and retirement of common stock	(1,856)	-	-	-	(1,856)
Transactions with affiliates, net	275,632	(158,453)	(95,225)	(21,954)	-
Other	(231)	-	-	-	(231)
Net cash provided by (used in) financing activities	211,204	(33,118)	(95,863)	(22,019)	60,204
(Decrease) increase in cash and cash equivalents	-	4,854	(1,546)	(2,180)	1,128
Cash and cash equivalents at beginning of period	-	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$-	$4,940	$820	$919	$6,679

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

Report of Independent Certified Public Accountants

The Partners of Pennsylvania RSA No. 6 (II)

Limited Partnership

We have audited the accompanying financial statements of Pennsylvania RSA No. 6 (II) Limited Partnership, which comprise the balance sheet as of December 31, 2014, and the related statements of income and comprehensive income, changes in partners’ capital and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania RSA No. 6 (II) Limited Partnership at December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

December 31, 2013 Financial Statements

The accompanying balance sheet of Pennsylvania RSA No. 6 (II) Limited Partnership as of December 31, 2013, and the related statements of income and comprehensive income, changes in partners’ capital and cash flows for the year then ended were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Ernst & Young LLP

Orlando, Florida

February 27, 2015

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of Pennsylvania RSA No. 6 (II) Limited Partnership:

We have audited the accompanying financial statements of Pennsylvania RSA No. 6 (II) Limited Partnership (the “Partnership”) which comprise the balance sheet as of December 31, 2012, and the related statements of income and comprehensive income, changes in partners’ capital, and cash flows for the year ended December 31, 2012, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania RSA No. 6 (II) Limited Partnership as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

Other Matters

The accompanying balance sheet of the Partnership as of December 31, 2013, and the related statements of operations, change in partner’s capital and cash flows for the year then ended were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Deloitte & Touche LLP

Atlanta, GA

March 12, 2013

Pennsylvania RSA No. 6 (II) Limited Partnership

Balance Sheets - As of December 31, 2014 and 2013

(Dollars in Thousands)

ASSETS	2014	2013
	(Audited)	(Unaudited)

CURRENT ASSETS:
Due from affiliate	$8,341	$12,113
Accounts receivable, net of allowance of $498 and $225	12,077	12,176
Unbilled revenue	961	919
Prepaid expenses	244	-

Total current assets	21,623	25,208

PROPERTY, PLANT AND EQUIPMENT - NET	15,752	12,651

OTHER ASSETS	1,973	190

TOTAL ASSETS	$39,348	$38,049

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,195	$3,329
Advance billings and customer deposits	5,121	3,857

Total current liabilities	9,316	7,186

LONG TERM LIABILITIES	639	627

Total liabilities	9,955	7,813

PARTNERS’ CAPITAL	29,393	30,236

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$39,348	$38,049

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Income and Comprehensive Income - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	2014	2013	2012
	(Audited)	(Unaudited)	(Audited)
OPERATING REVENUE:
Service revenue	$125,490	$120,364	$112,987
Equipment and other	26,312	23,360	22,699

Total operating revenue	151,802	143,724	135,686

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	44,109	41,062	38,665
Depreciation and amortization	2,520	2,500	2,446
Cost of equipment	30,428	25,150	25,416
Selling, general and administrative	38,682	37,387	35,758

Total operating expenses	115,739	106,099	102,285

OPERATING INCOME	36,063	37,625	33,401

INTEREST INCOME, NET	94	21	15

NET INCOME AND COMPREHENSIVE INCOME	$36,157	$37,646	$33,416

Allocation of Net Income:
Limited Partners	$17,671	$18,398	$16,330
General Partner	$18,486	$19,248	$17,086

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	General Partner	Limited Partners
	Cellco Partnership	Cellco Partnership	Consolidated Communications Enterprise, Inc.	Venus Cellular Telephone Company, Inc.	Total Partners’ Capital

BALANCE—January 1st, 2012	$10,571	$1,763	$4,894	$3,446	$20,674

Distributions	(13,549)	(2,260)	(6,273)	(4,418)	(26,500)

Net Income	17,086	2,850	7,909	5,571	33,416

BALANCE—December 31, 2012 (Audited)	$14,108	$2,353	$6,530	$4,599	$27,590

Distributions	(17,895)	(2,986)	(8,284)	(5,835)	(35,000)

Net Income	19,248	3,212	8,911	6,275	37,646

BALANCE—December 31, 2013 (Unaudited)	15,461	2,579	7,157	5,039	30,236

Distributions	(18,918)	(3,156)	(8,758)	(6,168)	(37,000)

Net Income	18,486	3,084	8,558	6,029	36,157

BALANCE—December 31, 2014 (Audited)	$15,029	$2,507	$6,957	$4,900	$29,393

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	2014	2013	2012
	(Audited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,157	$37,646	$33,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,520	2,500	2,446
Provision for losses on accounts receivable	739	531	270
Changes in certain assets and liabilities:
Accounts receivable	(640)	2,043	(6,015)
Unbilled revenue	(42)	(29)	201
Prepaid expenses	(244)	-	22
Other assets	(1,783)	(163)	-
Accounts payable and accrued liabilities	589	(177)	85
Advance billings and customer deposits	1,264	209	266
Long term liabilities	12	216	56

Net cash provided by operating activities	38,572	42,776	30,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,759)	(3,645)	(3,077)
Fixed asset transfers out	415	608	87
Change in due from affiliate	3,772	(4,739)	(1,257)

Net cash used in investing activities	(1,572)	(7,776)	(4,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(37,000)	(35,000)	(26,500)
			.
Net cash used in financing activities	(37,000)	(35,000)	(26,500)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	$-

CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$379	$102	$400

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

1.                     ORGANIZATION AND MANAGEMENT

Pennsylvania RSA No. 6 (II) Limited Partnership – Pennsylvania RSA No. 6 (II) Limited Partnership (the “Partnership” or “we”) was formed in 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania 6 (II) rural service area. Under the terms of the partnership agreement, the partnership expires on January 1, 2091.

The partners and their respective ownership percentages as of December 31, 2014, 2013 and 2012 are as follows:

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

*Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

**Consolidated Communications Enterprise Services, Inc. (CCES) is a wholly-owned subsidiary of Consolidated Communications Holdings, Inc.

In accordance with the partnership agreement, Cellco is responsible for managing the operations of the partnership (See Note 6).

2.                     SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures.  Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of property, plant and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, accrued expenses and contingencies.

Revenue Recognition – The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns revenue primarily by providing access to and usage of its network.  In general, access revenue is billed one month in advance and recognized when earned.  Usage revenue is generally billed in arrears and recognized when service is rendered.  Equipment sales revenue associated with the sale of wireless handsets and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services.  For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record the revenue gross at the time of the sale.  For equipment sales, we generally subsidize the cost of wireless devices for plans under our traditional subsidy model.  The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer.   In multiple deliverable arrangements which involve the sale of equipment and a service contract, the equipment revenue is recognized up to the amount collected when the wireless device is sold.

In addition to the traditional subsidy model for equipment sales, we offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for handsets under an equipment installment plan. Under the Verizon Edge program, customers have the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon. Upon upgrade, the outstanding balance of the equipment installment plan is exchanged for the used handset. This trade-in right is accounted for as a guarantee obligation.

Verizon Edge is a multiple-element arrangement typically consisting of the trade-in right, handset and monthly wireless service. At the inception of the arrangement, the amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of the monthly wireless service (the noncontingent amount). The full amount of the trade-in right’s fair value (not an allocated value) will be recognized as the guarantee liability and the remaining allocable consideration will be allocated to the handset. The value of the guarantee liability effectively results in a reduction to revenue recognized for the sale of the handset. The guarantee liability is measured at fair value upon initial recognition based on assumptions lacking observable pricing inputs including the probability and timing of the customer upgrading to a new phone, the customer’s estimated remaining installment balance at the time of trade-in and the estimated fair value of the phone at the time of trade-in and therefore is classified within Level 3 of the fair value hierarchy. When the customer trades-in their used phone, the handset received is recorded to inventory and measured as the difference between the remaining equipment installment plan balance at the time of trade-in and the guarantee liability. As a result of changes in the Verizon Edge program during 2014, and corresponding changes in related assumptions, the guarantee liability associated with Verizon Edge agreements under the current program is not material. The guarantee liability may increase after initial recognition as a result of changes in facts or assumptions and we will account for any increase in the guarantee liability with a corresponding decrease to revenue. The subsequent derecognition of the guarantee liability occurs when the guarantor is released from risk, which will occur at the earlier of the time the trade-in right is exercised or expires.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network.  The roaming rates with third party carriers associated with those customers are based on agreements with such carriers.  The roaming rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 6).

Cellular service revenues resulting from a cellsite agreement with Cellco are recognized based upon a rate per minute of use (See Note 6).

Maintenance and Repairs – We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, principally to Cost of services as these costs are incurred.

Advertising Costs– Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred.

Operating Expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement and are a reasonable method of allocating such costs.

Cost of roaming reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership.  The roaming rates with third party carriers are based on agreements with such carriers.  The roaming rates charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 6).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis.  No inventory of equipment is maintained at the Partnership.

Retail Stores– The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Comprehensive Income– Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income Taxes – The Partnership is treated as a pass through for income tax purposes and, therefore, is not subject to federal, state or local income taxes.  Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements.  The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax schedules provided to the respective partners.

The Partnership files federal and state tax returns.  The 2011 through 2014 federal tax years for the Partnership remain subject to examination by the Internal Revenue Service.  The 2011 through 2014 tax years for the Partnership remain subject to examination by the state tax jurisdiction.  Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, positions taken could be changed at a later date upon final determination by taxing authorities.

Due from affiliate – Due from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the changes in due from/to affiliate are reflected as an investing activity or a financing activity in the statements of cash flows depending on whether the Partnership is in a net asset or net liability position with Cellco.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income is based on the Applicable Federal Rate which was approximately 0.3%, 0.2% and 0.2% for the years ended December 31, 2014, 2013 and 2012, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 5.0%, 7.4% and 7.3% for the years ended December 31, 2014, 2013 and 2012 respectively.  Included in interest income, net is interest income of $27, $18 (unaudited) and $15 for the years ended December 31, 2014, 2013 and 2012, respectively, related to due from affiliate.

Accounts Receivable and Allowance for Doubtful Accounts – The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and historical write-off experience, net of recoveries.

Impairment – All of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If any indications are present, we test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group.  If those net undiscounted cash flows do not exceed the carrying amount, we perform the next step, which is to determine the fair value of the asset and record an impairment, if any.  We reevaluate the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives.

Property, Plant and Equipment – We record property, plant and equipment at cost.  Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts, and any gains or losses on disposition are recognized in income.  Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer and included in due from affiliate.

We capitalize interest associated with the acquisition or construction of network-related assets.  Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Wireless Licenses –Cellco maintains wireless licenses that provide our wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services.  While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC).  License renewals have occurred routinely and at nominal cost.  Moreover, Cellco management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.  As a result, Cellco treat the wireless licenses as an indefinite-lived intangible asset.  Cellco reevaluates the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Under the Partnership agreement, Cellco may allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco evaluated their wireless licenses for potential impairment as of December 15, 2014. Cellco performed a qualitative assessment to determine whether it is more likely than not that the fair value of their wireless licenses was less than the carrying amount.  As part of the assessment, they considered several qualitative factors including the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco, as well as other factors.These evaluations resulted in no impairment of wireless licenses.

Financial Instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Fair Value Measurements– Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements.  Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Recent Accounting Standards - In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. We expect to adopt this standard update during the first quarter of 2017.

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied to contracts not completed as of the date of initial application, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We are currently evaluating these adoption methods and the impact that this standard update will have on our financial statements.

In January 2015, the accounting standard update related to the reporting of extraordinary and unusual items was issued. This standard update eliminates the concept of extraordinary items from U.S. GAAP as part of an initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of the financial statements. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequent in occurrence. This standard update is effective as of the first quarter of 2016; however, earlier adoption is permitted.

Reclassifications – Certain amounts in the 2013 and 2012 financial statements have been reclassified to conform to the 2014 presentation.

Subsequent Events – Events subsequent to December 31, 2014 have been evaluated through February 27, 2015, the date the financial statements were issued.

3.                     WIRELESS EQUIPMENT INSTALLMENT PLANS

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their handset over a period of time (an equipment installment plan) and the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon.  The current portion of gross guarantee liability related to this program, which was approximately $1,052 at December 31, 2014 and was not material at December 31, 2013, was primarily included in Advance billings and customer deposits on our balance sheets. The long term portion of gross guarantee liability related to this program, which was approximately $87 at December 31, 2014 and $157 (unaudited)  at December 31, 2013, was primarily included in Other liabilities on our balance sheets.

At the time of sale, we impute risk adjusted interest on the receivables associated with Verizon Edge.  We record the imputed interest as a reduction to the related accounts receivable.  Interest income, which is included within Interest income, net on our statements of income and comprehensive income, is recognized over the financed installment term.

We assess the collectability of our Verizon Edge receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors.  The current portion of our receivables related to Verizon Edge included in Accounts receivable was $3,934 at December 31, 2014 and was not material at December 31, 2013. The long-term portion of the equipment installment plan receivables included in Other assets was $1,976 at December 31, 2014 and was not material at December 31, 2013.

The credit profiles of our customers with a Verizon Edge plan are similar to those of our customers with a traditional subsidized plan.  Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Verizon Edge.

4.                     PROPERTY, PLANT AND EQUIPMENT-NET

Property, plant and equipment consist of the following as of December 31, 2014 and 2013:

	2014	2013
		(unaudited)

Buildings and improvements (20-45 years)	9,450	8,501
Wireless plant and equipment (3-15 years)	26,782	22,682
Furniture, fixtures and equipment (2-10 years)	568	563
Leasehold improvements (5 years)	1,608	1,210

	38,408	32,956
Less: accumulated depreciation	(22,656)	(20,305)

Property, plant and equipment, net	$15,752	$12,651

Depreciation expense	$2,520	$2,473

Capitalized network engineering costs of $234 and $201 (unaudited) were recorded during the years ended December 31, 2014 and 2013, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $1,559 and $1,478 (unaudited), as of December 31, 2014 and 2013, respectively.

5.                     CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2014 and 2013:

	2014	2013
		(unaudited)

Accounts payable	$3,964	$3,117
Accrued liabilities	231	212
Accounts payable and accrued libilities	$4,195	$3,329

Advance billings and customer deposits consist of the following as of December 31, 2014 and 2013:

	2014	2013
		(unaudited)

Advance billings	$3,932	$3,764
Customer deposits	137	93
Edge guarantee liability	1,052	-
Advance billings and customer deposits	$5,121	$3,857

6.                     TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent the amount of revenues and costs that would result if the Partnership operated on a standalone basis.  Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, administrative and general expenses to the Partnership. Resulting changes, if any, in the methodology and allocation bases have not resulted in significant changes in the allocated amounts.

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

Cost of Service - Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are specifically identified to the Partnership. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 6 for further information regarding this arrangement.

Cost of equipment - Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative - Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Property, plant and equipment- Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

7.                     COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in the Partnership’s operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2014, 2013 and 2012, the Partnership incurred a total of $1,478, $1,388 (unaudited)  and $1,286 respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of income and comprehensive income.

Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured for the years shown are as follows:

Years	Amount

2015	$1,354
2016	1,312
2017	1,214
2018	1,110
2019	920
2020 and thereafter	4,230

Total minimum payments	$10,140

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Pennsylvania 6 (II) rural service area. Total rent expense under these leases amounted to $583 in 2014, $318 (unaudited) in 2013 and $317 in 2012, respectively.

Based on the terms of these leases as of December 31, 2014, future spectrum lease obligations, excluding renewal options that are not reasonably assured, are expected to be as follows:

Years	Amount

2015	$633
2016	635
2017	613
2018	602
2019	461
2020 and thereafter	4,649

Total minimum payments	$7,593

The General Partner currently expects that the renewal option in the lease will be exercised.

8.                     CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2014 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

9.                     RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2014	$225	$739	$(466)	$498
2013 (unaudited)	$143	$531	$(449)	$225
2012	$366	$270	$(493)	$143

******

Report of Independent Certified Public Accountants

The Partners of GTE Mobilnet of Texas #17

Limited Partnership

We have audited the accompanying financial statements of GTE Mobilnet of Texas #17 Limited Partnership, which comprise the balance sheet as of December 31, 2014, and the related statements of income and comprehensive income, changes in partners’ capital and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Mobilnet of Texas #17 Limited Partnership at December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

December 31, 2013 and 2012 Financial Statements

The accompanying balance sheet of GTE Mobilnet of Texas #17 Limited Partnership as of December 31, 2013, and the related statements of income and comprehensive income, changes in partners’ capital and cash flows for the two years then ended were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Ernst & Young LLP

Orlando, Florida

February 27, 2015

GTE Mobilnet of Texas #17 Limited Partnership

Balance Sheets - As of December 31, 2014 and 2013

(Dollars in Thousands)

ASSETS	2014	2013
	(Audited)	(Unaudited)

CURRENT ASSETS:
Due from affiliate	$14,306	$11,329
Accounts receivable, net of allowance of $666 and $693	6,166	4,791
Unbilled revenue	2,131	1,927
Prepaid expenses	131	13

Total current assets	22,734	18,060

PROPERTY, PLANT AND EQUIPMENT - NET	65,194	65,328

OTHER ASSETS	631	28

TOTAL ASSETS	$88,559	$83,416

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,642	$3,799
Advance billings and customer deposits	2,078	1,580

Total current liabilities	5,720	5,379

LONG TERM LIABILITIES	1,276	1,026

Total liabilities	6,996	6,405

PARTNERS’ CAPITAL	81,563	77,011

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$88,559	$83,416

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Statements of Income and Comprehensive Income - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	2014	2013	2012
	(Audited)	(Unaudited)	(Unaudited)

OPERATING REVENUE:
Service revenue	$113,153	$107,693	$95,448
Equipment and other	9,738	8,359	8,660

Total operating revenue	122,891	116,052	104,108

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	36,454	33,732	32,952
Depreciation and amortization	11,874	10,126	9,608
Cost of equipment	12,892	9,524	10,130
Selling, general and administrative	23,655	24,596	22,276

Total operating expenses	84,875	77,978	74,966
OPERATING INCOME	38,016	38,074	29,142
INTEREST INCOME, NET	36	28	30
NET INCOME AND COMPREHENSIVE INCOME	$38,052	$38,102	$29,172

Allocation of Net Income:
Limited Partners	$30,441	$30,482	$23,338
General Partner	$7,611	$7,620	$5,834

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	General Partner	Limited Partners
	San Antonio MTA, L.P.	Eastex Telcom Investments, LLC	Telecom Supply, Inc	Consolidated Communications Enterprise Services, Inc.	Verizon Wireless (VAW), LLC	ALLTEL Communications Investments, Inc.	San Antonio MTA, L.P.	Total Partners’ Capital
BALANCE—January 1, 2012 (Unaudited)	$14,348	$12,210	$12,210	$12,210	$-	$12,210	$8,549	$71,737

Distributions	(6,400)	(5,447)	(5,447)	(5,447)	-	(5,447)	(3,812)	(32,000)

Net Income 1/1/2012-12/12/2012	5,539	4,715	4,715	4,715	-	4,715	3,300	27,699

Net Income 12/13/2012-12/31/2012	295	302	-	302	149	251	174	1,473

Purchase of Partner’s Interest	-	2,355	(11,478)	2,355	6,768	-	-	-

BALANCE—December 31, 2012 (Unaudited)	13,782	14,135	-	14,135	6,917	11,729	8,211	68,909

Distributions	(6,000)	(6,154)	-	(6,154)	(3,012)	(5,106)	(3,574)	(30,000)

Net Income	7,620	7,816	-	7,816	3,826	6,485	4,539	38,102

BALANCE—December 31, 2013 (Unaudited)	15,402	15,797	-	15,797	7,731	13,108	9,176	77,011

Distributions	(6,700)	(6,872)	-	(6,872)	(3,363)	(5,702)	(3,991)	(33,500)

Net Income	7,611	7,806	-	7,806	3,819	6,477	4,533	38,052

BALANCE—December 31, 2014 (Audited)	$16,313	$16,731	$-	$16,731	$8,187	$13,883	$9,718	$81,563

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	2014	2013	2012
	(Audited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,052	$38,102	$29,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,874	10,126	9,608
Provision for losses on accounts receivable	1,421	1,549	952
Changes in certain assets and liabilities:
Accounts receivable	(2,796)	(1,661)	(1,552)
Unbilled revenue	(204)	(91)	419
Prepaid expenses	(118)	(1)	9
Other assets	(605)	(28)	-
Accounts payable and accrued liabilities	515	(207)	573
Advance billings and customer deposits	498	13	234
Long term liabilites	250	194	177

Net cash provided by operating activities	48,887	47,996	39,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,813)	(22,131)	(9,152)
Fixed asset transfers out	4,403	3,926	988
Change in due from affiliate	(2,977)	209	572

Net cash used in investing activities	(15,387)	(17,996)	(7,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(33,500)	(30,000)	(32,000)

Net cash used in financing activities	(33,500)	(30,000)	(32,000)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-

CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$133	$805	$511

See notes to financial statements.

GTE Mobilnet of Texas #17 Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

1.                     ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas #17 Limited Partnership – GTE Mobilnet of Texas #17 Limited Partnership (the “Partnership” or “we”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

The partners and their respective ownership percentages as of December 31, 2014, 2013 and 2012 are as follows:

General Partner:

San Antonio MTA, L.P * (“General Partner”)	20.000000%

Limited Partners:

Eastex Telecom Investments, LLC	20.512855%
Consolidated Communications Enterprises Services, Inc. **	20.512855%
ALLTEL Communications Investments, Inc. *	17.021300%
Verizon Wireless (VAW) LLC *	10.038190%
San Antonio MTA, L.P *	11.914800%

*San Antonio MTA, L.P, (“General Partner”), Verizon Wireless (VAW) LLC and ALLTELL Communications Investments, Inc. are wholly-owned subsidiaries of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

** Consolidated Communications Enterprise Services, Inc. (“CCES”) is a wholly-owned subsidiary of Consolidated Communications Holdings, Inc.

On December 13, 2012, Telecom Supply, Inc. closed on the sale of their 17.0213% partnership interest to Verizon Wireless (VAW) LLC, Eastex and CCES resulting in an increase to those partner’s proportionate share of ownership. Accordingly, Verizon Wireless (VAW) LLC received a 10.03819% ownership interest while Eastex received an additional 3.491555% interest in the Partnership and CCES received an additional 3.491555% interest in the Partnership.

In accordance with the partnership agreement, Cellco is responsible for managing the operations of the partnership (See Note 6).

2.                     SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and disclosures.  Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of property, plant and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, accrued expenses and contingencies.

Revenue Recognition – The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns revenue primarily by providing access to and usage of its network.  In general, access revenue is billed one month in advance and recognized when earned.  Usage revenue is generally billed in arrears and recognized when service is rendered.  Equipment sales revenue associated with the sale of wireless handsets and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services.  For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record the revenue gross at the time of the sale.  For equipment sales, we generally subsidize the cost of wireless devices for plans under our traditional subsidy model.  The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer.  In multiple deliverable arrangements which involve the sale of equipment and a service contract, the equipment revenue is recognized up to the amount collected when the wireless device is sold.

In addition to the traditional subsidy model for equipment sales, we offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for handsets under an equipment installment plan. Under the Verizon Edge program, customers have the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon. Upon upgrade, the outstanding balance of the equipment installment plan is exchanged for the used handset. This trade-in right is accounted for as a guarantee obligation.

Verizon Edge is a multiple-element arrangement typically consisting of the trade-in right, handset and monthly wireless service. At the inception of the arrangement, the amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of the monthly wireless service (the noncontingent amount). The full amount of the trade-in right’s fair value (not an allocated value) will be recognized as the guarantee liability and the remaining allocable consideration will be allocated to the handset. The value of the guarantee liability effectively results in a reduction to revenue recognized for the sale of the handset. The guarantee liability is measured at fair value upon initial recognition based on assumptions lacking observable pricing inputs including the probability and timing of the customer upgrading to a new phone, the customer’s estimated remaining installment balance at the time of trade-in and the estimated fair value of the phone at the time of trade-in and therefore is classified within Level 3 of the fair value hierarchy. When the customer trades-in their used phone, the handset received is recorded to inventory and measured as the difference between the remaining equipment installment plan balance at the time of trade-in and the guarantee liability. As a result of changes in the Verizon Edge program during 2014, and corresponding changes in related assumptions, the guarantee liability associated with Verizon Edge agreements under the current program is not material. The guarantee liability may increase after initial recognition as a result of changes in facts or assumptions and we will account for any increase in the guarantee liability with a corresponding decrease to revenue. The subsequent derecognition of the guarantee liability occurs when the guarantor is released from risk, which will occur at the earlier of the time the trade-in right is exercised or expires.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network.  The roaming rates with third party carriers associated with those customers are based on agreements with such carriers.  The roaming rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 6).

Maintenance and Repairs – We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, principally to Cost of services as these costs are incurred.

Advertising Costs– Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred.

Operating Expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership.  Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement and are a reasonable method of allocating such costs.

Cost of roaming reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership.  The roaming rates with third party carriers are based on agreements with such carriers.  The roaming rates charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 6).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis.  No inventory of equipment is maintained at the Partnership.

Comprehensive Income – Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income Taxes – The Partnership is treated as a pass through for income tax purposes and, therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax schedules provided to the respective partners.

The Partnership files federal and state tax returns. The 2011 through 2014 federal tax years for the Partnership remain subject to examination by the Internal Revenue Service. The 2011 through 2014 tax years for the Partnership remain subject to examination by the state tax jurisdiction. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by taxing authorities.

Due from affiliate – Due from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from/to affiliate are reflected as an investing activity or a financing activity in the statements of cash flows depending on whether the Partnership is in a net asset or net liability position with Cellco.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income is based on the Applicable Federal Rate which was approximately 0.3%, 0.2% and 0.2% for the years ended December 31, 2014, 2013 and 2012, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 5.0%, 7.4% and 7.3% for the years ended December 31, 2014, 2013 and 2012 respectively.  Included in interest income, net is interest income of $25, $33 (unaudited) and $30 (unaudited) for the years ended December 31, 2014, 2013 and 2012, respectively, related to due from affiliate.

Accounts Receivable and Allowance for Doubtful Accounts – The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and historical write-off experience, net of recoveries.

Impairment – All of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If any indications are present, we test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group.  If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset and record an impairment, if any.  We reevaluate the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives.

Property, Plant and Equipment – We record plant, property and equipment at cost.  Plant, property and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts, and any gains or losses on disposition are recognized in income.  Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer and included in due from affiliate.

We capitalize interest associated with the acquisition or construction of network-related assets.  Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Wireless Licenses –Cellco maintains wireless licenses that provide our wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services.  While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC).  License renewals have occurred routinely and at nominal cost.  Moreover, Cellco management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.  As a result, Cellco treats the wireless licenses as an indefinite-lived intangible asset.  Cellco reevaluates the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life.  Under the Partnership agreement, Cellco may allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco evaluated their wireless licenses for potential impairment as of December 15, 2014. Cellco performed a qualitative assessment to determine whether it is more likely than not that the fair value of their wireless licenses was less than the carrying amount.  As part of the assessment, they considered several qualitative factors including the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco, as well as other factors. These evaluations resulted in no impairment of wireless licenses.

Financial Instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Fair Value Measurements– Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements.  Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Recent Accounting Standards - In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. We expect to adopt this standard update during the first quarter of 2017.

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied to contracts not completed as of the date of initial application, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We are currently evaluating these adoption methods and the impact that this standard update will have on our financial statements.

In January 2015, the accounting standard update related to the reporting of extraordinary and unusual items was issued. This standard update eliminates the concept of extraordinary items from U.S. GAAP as part of an initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of the financial statements. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequent in occurrence. This standard update is effective as of the first quarter of 2016; however, earlier adoption is permitted.

Reclassifications – Certain amounts in the 2013 and 2012 financial statements have been reclassified to conform to the 2014 presentation.

Subsequent Events – Events subsequent to December 31, 2014 have been evaluated through February 27, 2015 the date the financial statements were issued.

3.                     WIRELESS EQUIPMENT INSTALLMENT PLANS

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their handset over a period of time (an equipment installment plan) and the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon.  The current portion of gross guarantee liability related to this program, which was approximately $279 at December 31, 2014 and was not material at December 31, 2013, was primarily included in Advance billings and customer deposits on our balance sheets. The long term portion of gross guarantee liability related to this program, which was approximately $41 at December 31, 2014 and was not material at December 31, 2013, was primarily included in Other liabilities on our balance sheets.

At the time of sale, we impute risk adjusted interest on the receivables associated with Verizon Edge.  We record the imputed interest as a reduction to the related accounts receivable.  Interest income, which is included within Interest Income, net on our statements of income and comprehensive income, is recognized over the financed installment term.

We assess the collectability of our Verizon Edge receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors.  The current portion of our receivables related to Verizon Edge included in Accounts receivable was $1,214 at December 31, 2014 and was not material at December 31, 2013. The long-term portion of the equipment installment plan receivables included in Other assets was $597 at December 31, 2014 and was not material at December 31, 2013.

The credit profiles of our customers with a Verizon Edge plan are similar to those of our customers with a traditional subsidized plan.  Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Verizon Edge.

4.                     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment - net consist of the following as of December 31, 2014 and 2013:

	2014	2013	2012
	(Audited)	(Unaudited)	(Unaudited)
Buildings and improvements (20-45 years)	27,618	26,214	24,972
Wireless plant and equipment (3-15 years)	94,390	91,392	77,371
Furniture, fixtures and equipment (2-10 years)	294	294	364
Leasehold improvements (5 years)	6,898	6,529	5,495

	129,200	124,429	108,202
Less: accumulated depreciation	(64,006)	(59,101)	(51,247)
Property, plant and equipment, net	$65,194	$65,328	$56,955

Depreciation expense	$11,871	$10,126	$9,608

Capitalized network engineering costs of $991 and $941 (unaudited) were recorded during the years ended December 31, 2014 and 2013, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $1,143 and $3,395 (unaudited) as of December 31, 2014 and 2013, respectively.

5.                     CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2014 and 2013:

	2014	2013
	(Audited)	(Unaudited)

Accounts payable	$1,510	$2,091
Non-income based taxes and regulatory fees	771	620
Texas margin tax payable	470	397
Accrued commissions	891	691
Accounts payable and accrued libilities	$3,642	$3,799

Advance billings and customer deposits consist of the following as of December 31, 2014 and 2013:

	2014	2013
	(Audited)	(Unaudited)

Advance billings	$1,707	$1,456
Customer deposits	92	124
Edge guarantee liability	279	-
Advance billings and customer deposits	$2,078	$1,580

6.                     TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent the amount of revenues and costs that would result if the Partnership operated on a standalone basis.  Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, administrative and general expenses to the Partnership. Resulting changes, if any, in the methodology and allocation bases have not resulted in significant changes in the allocated amounts.

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

Cost of Service - Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 7 for further information regarding this arrangement.

Cost of equipment - Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative - Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Property, plant and equipment- Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

7.                     COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in the Partnership’s operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2014, 2013 and 2012, the Partnership incurred a total of $3,803, $3,545 (unaudited) and $3,286 (unaudited), respectively, as rent expense related to these operating leases, which was included in cost of service and in the accompanying statements of income and comprehensive income.

Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured for the years shown are as follows:

Years	Amount

2015	$3,383
2016	3,047
2017	2,915
2018	2,786
2019	2,613
2020 and thereafter	10,226

Total minimum payments	$24,970

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps Texas #17 rural service area. Total rent expense under these leases amounted to $817, $422 (unaudited) and $76 (unaudited) in 2014, 2013 and 2012, respectively.

Based on the terms of these leases as of December 31, 2014, future spectrum lease obligations, excluding renewal options that are not reasonably assured, are expected to be as follows:

Years	Amount

2015	$779
2016	741
2017	741
2018	741
2019	568
2020 and thereafter	5,522

Total minimum payments	$9,092

The General Partner currently expects that the renewal option in the lease will be exercised.

8.                     CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2014 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

9.                     RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2014	$693	$1,421	$(1,448)	$666
2013 (Unaudited)	419	1,549	(1,275)	693
2012 (Unaudited)	472	952	(1,005)	419

******