Form 10-Q
period 2015-03-31
Consolidated Communications Holdings, Inc.
filed 2015-05-07
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer X	Accelerated filer

Non-accelerated filer       (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

On April 29, 2015, the registrant had 50,509,148 shares of Common Stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended March 31,
	2015	2014

Net revenues	$192,578	$149,648

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	79,892	55,300
Selling, general and administrative expenses	41,948	32,575
Acquisition and other transaction costs	437	289
Depreciation and amortization	43,556	35,542
Income from operations	26,745	25,942

Other income (expense):
Interest expense, net of interest income	(20,674)	(19,831)
Investment income	6,441	8,336
Other, net	(57)	(903)
Income before income taxes	12,455	13,544

Income tax expense	4,626	5,122

Net income	7,829	8,422
Less: net income attributable to noncontrolling interest	19	98
Net income attributable to common shareholders	$7,810	$8,324

Net income per basic and diluted common share attributable to common shareholders	$0.15	$0.20
Dividends declared per common share	$0.39	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended March 31,
	2015	2014
Net income	$7,829	$8,422
Pension and post-retirement obligations:
Amortization of actuarial losses (gains) and prior service credit to earnings, net of tax	402	(136)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(565)	-
Reclassification of realized loss to earnings, net of tax	262	408
Comprehensive income	7,928	8,694
Less: comprehensive income attributable to noncontrolling interest	19	98
Total comprehensive income attributable to common shareholders	$7,909	$8,596

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,339	$6,679
Accounts receivable, net	74,672	77,536
Income tax receivable	14,116	18,940
Deferred income taxes	13,374	13,374
Prepaid expenses and other current assets	20,892	17,616
Total current assets	132,393	134,145

Property, plant and equipment, net	1,129,757	1,137,478
Investments	114,641	115,376
Goodwill	764,630	764,630
Other intangible assets	53,228	56,322
Deferred debt issuance costs, net and other assets	18,707	19,313
Total assets	$2,213,356	$2,227,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,433	$15,277
Advance billings and customer deposits	30,961	31,933
Dividends payable	19,527	19,510
Accrued compensation	23,536	32,581
Accrued interest	16,369	6,784
Accrued expense	40,835	39,698
Current portion of long-term debt and capital lease obligations	9,931	9,849
Current portion of derivative liability	583	443
Total current liabilities	153,175	156,075

Long-term debt and capital lease obligations	1,359,725	1,356,753
Deferred income taxes	246,734	246,665
Pension and other postretirement obligations	117,859	122,363
Other long-term liabilities	15,279	14,579
Total liabilities	1,892,772	1,896,435

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,515,950 and 50,364,579 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	505	504
Additional paid-in capital	346,775	357,139
Retained earnings	-	-
Accumulated other comprehensive loss, net	(31,541)	(31,640)
Noncontrolling interest	4,845	4,826
Total shareholders’ equity	320,584	330,829
Total liabilities and shareholders’ equity	$2,213,356	$2,227,264

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$52,404	$48,394

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(32,552)	(25,405)
Proceeds from sale of assets	29	1,241
Net cash used in investing activities	(32,523)	(24,164)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	20,000	10,000
Payment of capital lease obligation	(222)	(157)
Payment on long-term debt	(17,275)	(17,275)
Dividends on common stock	(19,510)	(15,520)
Share repurchases for minimum tax withholding	(214)	-
Net cash used in financing activities	(17,221)	(22,952)

Increase in cash and cash equivalents	2,660	1,278

Cash and cash equivalents at beginning of period	6,679	5,551

Cash and cash equivalents at end of period	$9,339	$6,829

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide integrated communications services in consumer, commercial and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas, and Wisconsin.

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud services, data center and managed services, directory publishing and equipment sales.  As of March 31, 2015, we had approximately 498 thousand voice connections, 447 thousand data connections and 123 thousand video connections.

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of income, comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2014 Annual Report on Form 10-K filed with the SEC.

Recent Business Developments

Enventis Merger

On October 16, 2014, we completed our acquisition of Enventis Corporation, a Minnesota corporation (“Enventis”), in which we acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock. The financial results for Enventis have been included in our condensed consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 2.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We expect upon adoption of this guidance that the current financial statement classification of debt issuance costs will change from total assets to long-term debt on our condensed consolidated balance sheet.

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

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual and interim periods beginning on or after December 15, 2016. Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard.  We are currently evaluating the alternative methods of adoption and the effect on our condensed consolidated financial statements and related disclosures.  In April 2015, FASB proposed a one-year deferral of the effective date of the new revenue standard. As a result of this proposal, ASU 2014-09 would be effective for annual and interim periods beginning on or after December 15, 2017.

2. ACQUISITION

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

The acquisition was accounted for in accordance with the acquisition method of accounting for business combinations.  The tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition based on a preliminary valuation, which is subject to change within the measurement period as additional information is obtained.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment. We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment and deferred income taxes.  Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

The preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

(In thousands)
Cash and cash equivalents	$10,382
Accounts receivable	37,399
Other current assets	15,961
Property, plant and equipment	284,709
Intangible assets	26,600
Other long-term assets	3,162
Total assets acquired	378,213
Current liabilities	40,552
Pension and other post-retirement obligations	13,852
Deferred income taxes	74,628
Other long-term liabilities	2,766
Total liabilities assumed	131,798
Net fair value of assets acquired	246,415
Goodwill	161,184
Total consideration transferred	$407,599

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce.  Goodwill is not deductible for income tax purposes.

The preliminary identifiable intangible assets acquired include customer relationships of $19.6 million, tradenames of $1.4 million and non-compete agreements of $5.6 million. The identifiable intangible assets are amortized using the straight-line method over their estimated useful lives, which is five to nine years for customer relationships, depending on the nature of the customer, five years for non-compete agreements and two years for tradenames.

During the quarter ended March 31, 2015, we made certain adjustments to the fair value of the identifiable assets acquired and liabilities assumed which resulted in an increase in property, plant and equipment of $2.1 million, intangible assets of $6.0 million, pension and other post-retirement obligations of $6.3 million and deferred income taxes of $0.6 million. The net impact of the adjustments increased net assets acquired and reduced goodwill by $1.2 million.  These adjustments have been retrospectively applied on the balance sheet as of the acquisition date.  There was no material impact to amounts previously reported in the statement of income as a result of these adjustments.

In connection with the opening balance sheet adjustment for the post-retirement obligation discussed above, we determined certain changes to the plan should be recognized as a post-acquisition event. As a result, the valuation of the post-retirement obligation was revised to appropriately reflect the changes in the plan provisions as a result of the acquisition.  These changes resulted in a decrease to the pension and other post-retirement liability of $6.3 million, an increase in deferred taxes of $2.4 million and a decrease in accumulated other comprehensive loss of $3.9 million which have been reflected in the condensed consolidated balance sheet at December 31, 2014.  The impact of the change to the results of operations was not material.

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

Quarter Ended March 31,
(Unaudited; in thousands, except per share amounts)	2014
Operating revenues	$193,888
Income from operations	$26,159
Net income	$7,191
Less: net income attributable to noncontrolling interest	98
Net income attributable to common stockholders	$7,093

Net income per common share - basic and diluted	$0.14

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

3. EARNINGS PER SHARE

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Net income	$7,829	$8,422
Less: net income attributable to noncontrolling interest	19	98
Income attributable to common shareholders before allocation of earnings to participating securities	7,810	8,324
Less: earnings allocated to participating securities	129	153
Net income attributable to common shareholders	$7,681	$8,171
Weighted-average number of common shares outstanding	50,148	39,877

Net income per common share attributable to common shareholders - basic and diluted	$0.15	$0.20

Diluted earnings per common share attributable to common shareholders for the quarters ended March 31, 2015 and 2014 excludes 0.3 million and 0.2 million shares, respectively, of potential common shares that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have had an antidilutive effect.

4. INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Cash surrender value of life insurance policies	$2,174	$2,039
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,971	7,645
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	27,490	27,990
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,442	7,451
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	24,118	23,894
CVIN, LLC (6.96% interest)	846	1,757
Totals	$114,641	$115,376

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters ended March 31, 2015 or 2014 as no factors indicating impairment existed.  For the three-month periods ended March 31, 2015 and 2014, we received cash distributions from these partnerships totaling $1.9 million and $3.5 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6 (I) and RSA 6 (II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended March 31, 2015 and 2014, we received cash distributions from these partnerships totaling $5.2 million and $5.6 million, respectively.

We have a 6.96% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  We did not receive any distributions from this partnership during the quarters ended March 31, 2015 and 2014.  In April 2015, we entered into a tentative agreement to sell our 6.96% interest in CVIN.  As a result, we recognized an other-than-temporary impairment loss of $0.8 million during the quarter ended March 31, 2015 to reduce the investment to its estimated fair value.  The impairment charge is included in investment income within other income (expense) in the condensed consolidated statements of income.

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at March 31, 2015 and December 31, 2014 were as follows:

		As of March 31, 2015
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(583)	$–	$(583)	$–
Long-term interest rate swap liabilities	(1,082)	–	(1,082)	–
Total	$(1,665)	$–	$(1,665)	$–

		As of December 31, 2014
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(443)	$–	$(443)	$–
Long-term interest rate swap liabilities	(690)	–	(690)	–
Total	$(1,133)	$–	$(1,133)	$–

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$59,896	n/a	$61,092	n/a
Investments, at cost	$52,571	n/a	$52,245	n/a
Long-term debt	$1,364,992	$1,402,827	$1,362,049	$1,381,972

Cost & Equity Method Investments

Our investments at March 31, 2015 and December 31, 2014 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices and borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.     LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Senior secured credit facility:
Term Loan 4, net of discount of $3,797 and $3,948 at March 31, 2015 and December 31, 2014, respectively	$894,828	$896,952
Revolving loan	44,000	39,000
10.875% Senior notes due 2020, net of discount of $1,054 and $1,121 at March 31, 2015 and December 31, 2014, respectively	226,164	226,097
6.50% Senior notes due 2022	200,000	200,000
Capital leases	4,664	4,553
	1,369,656	1,366,602
Less: current portion of long-term debt and capital leases	(9,931)	(9,849)
Total long-term debt	$1,359,725	$1,356,753

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

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 (the “2020 Notes”) are not repaid or redeemed in full (with indebtedness having a maturity date on or after June 30, 2021) by December 31, 2019.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at March 31, 2015, the borrowing margin for the next three month period ending June 30, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2015 and December 31, 2014, borrowings of $44.0 million and $39.0 million were outstanding under the revolving credit facility, respectively.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.21% and 4.20% at March 31, 2015 and December 31, 2014, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2015, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of March 31, 2015, and including the $19.6 million dividend declared in February 2015 and paid on May 1, 2015, we had $191.7 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2015, our total net leverage ratio under the Credit Agreement was 4.15:1.00, and our interest coverage ratio was 3.94:1.00.

Senior Notes

6.50% Senior Notes due 2022

On September 18, 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “2022 Notes”).  Interest on the 2022 Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2015.  The 2022 Notes were priced at par, which resulted in total gross proceeds of $200.0 million.

Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The net proceeds from the issuance of the 2022 Notes were used to finance the acquisition of Enventis including related fees and expenses, to repay the existing indebtedness of Enventis and to repurchase a portion of our 10.875% Senior Notes due 2020, as described below.

10.875% Senior Notes due 2020

On May 30, 2012, we completed an offering of $300.0 million aggregate principal amount of 10.875% unsecured Senior Notes, due 2020 (the “2020 Notes”).  The 2020 Notes mature on June 1, 2020 and earn interest at a rate of 10.875% per year, payable semi-annually in arrears on June 1 and December 1 of each year.  The 2020 Notes were sold to investors at a price equal to 99.345% of the principal amount thereof, for a yield to maturity of 11.00%.  This discount is being amortized over the term of the 2020 Notes.  CCI is the primary obligor under the 2020 Notes, and we and certain of our subsidiaries have fully and unconditionally guaranteed the 2020 Notes.

In 2013, we completed an exchange offer to issue registered notes (“Exchange Notes”) for $287.3 million of the original 2020 Notes.  The terms of the Exchange Notes are substantially identical to the 2020 Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions and registration rights applicable to the 2020 Notes do not apply to the Exchange Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2020 Notes outstanding.

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

Among other matters, the 2020 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” (as defined in the indenture) if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At March 31, 2015, this ratio was 4.10:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the 2020 Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the 2020 Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $194.4 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2015 and paid on May 1, 2015, there was $268.3 million of the $462.7 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at March 31, 2015.

The indenture governing the 2022 Notes contains substantially the same covenants as the indenture governing the 2020 notes, except that the indenture governing the 2022 Notes provides that CCI may not pay dividends or make other “restricted payments” if its total net leverage ratio is 4.75:1.00 or greater.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the 2020 Notes in order to amend the indenture governing the 2020 Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the 2020 Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make restricted payments otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the 2020 Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, we paid consent fees of approximately $2.5 million, during the quarter ended June 30, 2014, to the holders of the 2020 Notes who validly consented to the proposed amendment.  The consent fees were capitalized as deferred debt issuance costs and amortized over the remaining term of the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2015 and 2021.  As of March 31, 2015, the present value of the minimum remaining lease commitments was approximately $4.7 million, of which $0.8 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $6.6 million as of March 31, 2015, of which $4.9 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding at March 31, 2015:

(In thousands)	Notional Amount	2015 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other long-term liabilities	$(889)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$150,000	Current portion of derivative liability	(583)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(193)
Total Fair Values			$(1,665)

The following interest rate swaps were outstanding at December 31, 2014:

(In thousands)	Notional Amount	2014 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other long-term liabilities	$(133)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$125,000	Other long-term liabilities	(410)
Fixed to 1-month floating LIBOR	50,000	Current portion of derivative liability	(443)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(147)
Total Fair Values			$(1,133)

As of March 31, 2015, the counterparties to our various swaps are three major U.S. and European banks.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  The interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During each of the quarters ended March 31, 2015 and 2014, a gain of $0.2 million was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At March 31, 2015 and December 31, 2014, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.2 million and $0.8 million, respectively.  The estimated amount of losses included in AOCI as of March 31, 2015 that will be recognized in earnings in the next twelve months is approximately $1.0 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2015	2014
Loss recognized in AOCI, pretax	$(917)	$-
Deferred losses reclassed from AOCI to interest expense	$(426)	$(659)

8.     EQUITY

Share-Based Compensation

On May 4, 2015, the shareholders approved an additional 1,000,000 shares of our common stock authorized for issuance under the Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-term Incentive Plan (the “Plan”).  Under the Plan, 2,650,000 shares of our common stock are authorized for issuance, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2015 and 2014:

	Quarter Ended
	March 31,
(In thousands)	2015	2014
Restricted stock	$487	$517
Performance shares	326	267
Total	$813	$784

Stock-based compensation expense is included in “selling, general and administrative expenses” in the accompanying statements of income.

As of March 31, 2015, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $6.2 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the quarter ended March 31, 2015:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2015	141,565	$18.78	82,409	$18.94
Shares granted	83,571	$21.08	77,786	$19.74
Shares vested	(42,560)	$20.90	(7,618)	$18.45
Non-vested shares outstanding - March 31, 2015	182,576		152,577

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the quarters ended March 31, 2015:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2014	$(31,185)	$(455)	$(31,640)
Other comprehensive income before reclassifications	-	(565)	(565)
Amounts reclassified from accumulated other comprehensive income	402	262	664
Net current period other comprehensive income	402	(303)	99
Balance at March 31, 2015	$(30,783)	$(758)	$(31,541)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2015 and 2014:

	Amount Reclassified from AOCI
	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2015	2014	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$224	$80	(a)
Actuarial (loss) gain	(884)	142	(a)
	(660)	222	Total before tax
	258	(86)	Tax benefit (expense)
	$(402)	$136	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(426)	$(659)	Interest expense
	164	251	Tax benefit
	$(262)	$(408)	Net of tax

(a)         These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans.  See Note 9 for additional details.

9.              PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  As of May 2013, the Retirement Plan was closed to all new entrants and all employees under collective bargaining agreements that provide for defined benefit plan coverage accrue benefits under a cash balance formula.

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters ended March 31, 2015 and 2014:

	Quarter Ended
	March 31,
(In thousands)	2015	2014
Service cost	$129	$140
Interest cost	3,932	4,073
Expected return on plan assets	(5,844)	(5,777)
Net amortization loss	954	5
Prior service credit amortization	(114)	(115)
Net periodic pension benefit	$(943)	$(1,674)

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan,  benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon the death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended March 31, 2015 and 2014.  The net present value of the remaining obligations was approximately $2.2 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively, and is included in pension and post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 28 life insurance policies on certain of the participating former directors and employees.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.2 million at March 31, 2015 and $2.0 million at December 31, 2014.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.  We did not recognize any life insurance proceeds during the quarters ended March 31, 2015 and 2014.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans have previously been frozen so that no person is eligible to become a new participant.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  A majority of the healthcare plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, a plan acquired in the purchase of another company has assets from employer contributions for retiree medical benefits that are separately designated within the Retirement Plan for the sole purpose of providing payments of retiree medical benefits for this specific plan.  The assets used to provide payment of these retiree medical benefits are those of the Retirement Plan.  In connection with the acquisition of Enventis, we have included its post-retirement benefit plan as of the date of acquisition.

The following table summarizes the components of the net periodic cost for our post-retirement benefit plans for the quarters ended March 31, 2015 and 2014:

	Quarter Ended
	March 31,
(In thousands)	2015	2014
Service cost	$148	$90
Interest cost	414	355
Expected return on plan assets	(58)	(55)
Net amortization (gain) loss	(70)	(147)
Net prior service cost (credit) amortization	(110)	35
Net periodic postretirement benefit cost	$324	$278

Contributions

We expect to contribute approximately $12.3 million to our pension plans and $3.8 million to our other post-retirement plans in 2015.  As of March 31, 2015, we have contributed $2.5 million and $0.5 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.    INCOME TAXES

There have been no changes to our unrecognized tax benefits as reported at December 31, 2014.  As of March 31, 2015 and December 31, 2014, the amount of unrecognized tax benefits was $0.2 million.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective tax rate is $0.2 million.  We do not expect any material changes in our unrecognized tax benefits during the remainder of 2015.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At March 31, 2015, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2010 through 2013.  The periods subject to examination for our state returns are years 2010 through 2013.  We are currently under examination by federal taxing authorities, but do not expect any settlement or payment that may result from the audits to have a material effect on our results of operations or cash flows.

Our effective tax rate was 37.1% and 37.8% for the quarters ended March 31, 2015 and 2014, respectively. The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses, state taxable income differences and state tax credits.

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

11.       COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Five putative class action lawsuits have been filed by alleged Enventis shareholders challenging the Company’s proposed merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors have been named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions are called: Hoepner v. Enventis Corp. et al, filed July 15, 2014, Case No. 07-CV-14-2489, Bockley v. Finke et al, filed July 18, 2014, Case No. 07-CV-14-2551, Kaplan et al v. Enventis Corp. et al, filed July 21, 2014, Case No. 07-CV-14-2575, Marcial v. Enventis Corp. et al., filed July 25, 2014, Case No. 07-CV-14-2628, and Barta v. Finke et al, filed August 14, 2014, Case No. 07-CV-14-2854.  The actions generally allege, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the

Company for consideration that allegedly is unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restrict other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also allege that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits seek, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believe that these claims are without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.” On February 2, 2015, the Special Litigation Committee issued a report stating that the claims lack merit and should not proceed.  On March 4, 2015, the members of the Enventis board of directors filed a motion to dismiss all of the claims with prejudice.  On March 11, 2015, the Company, Sky Merger Sub Inc., and Enventis filed their motion to dismiss the matter with prejudice. A hearing on the motions to dismiss is scheduled for May 8, 2015.  However, on April 29, 2015, all parties entered into an agreed stipulation to dismiss all claims with prejudice and arranged for the stipulation to be filed with the court.

In 2014, Sprint Corporation, Level 3 Communications, Inc., and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $1.8 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving common questions of fact. The U.S. District Court in Dallas, TX is expected to hear the case no later than September 2015.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we would pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits would be available for services performed in connection with the pole attachment applications within five years of the execution of the Agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the Agreement we recorded an additional $0.9 million, which included estimated legal fees.  In October 2014, Salsgiver rejected the Agreement, remanding the case back to the court.  A pre-trial conciliation is scheduled for April 28, 2015.  A jury trial is scheduled to begin May 4, 2015.  We believe that despite the rejection, the $1.3 million currently accrued represents management’s best estimate of the probable payment.

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

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008-2013 is approximately $4.2 million.  Audits for calendar years 2008-2010 have been filed for appeal and have received continuances pending the outcome of the present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008-2013 (using the re-audited 2010 number) is approximately $7.3 million.  Appeals of cases for calendar years 2008, 2009, and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013, as well as the re-audit of 2010 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

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

12.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured 2020 Notes it issued on May 30, 2012.  We and substantially all of our subsidiaries, excluding Illinois Consolidated Telephone Company, have jointly and severally guaranteed the 2020 Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, and condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2015 and 2014 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our 2020 Notes.

Condensed Consolidating Balance Sheet

(amounts in thousands)

	March 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$3,276	$3,726	$2,337	$-	$9,339
Accounts receivable, net	-	-	68,190	6,482	-	74,672
Income taxes receivable	26,720	-	-	-	(12,604)	14,116
Deferred income taxes	(71)	158	12,807	480	-	13,374
Prepaid expenses and other current assets	-	-	20,365	527	-	20,892
Total current assets	26,649	3,434	105,088	9,826	(12,604)	132,393

Property, plant and equipment, net	-	-	1,080,251	49,506	-	1,129,757

Intangibles and other assets:
Investments	-	8,171	106,470	-	-	114,641
Investments in subsidiaries	2,132,719	1,557,402	13,048	-	(3,703,169)	-
Goodwill	-	-	698,449	66,181	-	764,630
Other intangible assets	-	-	44,141	9,087	-	53,228
Deferred debt issuance costs, net and other assets	-	14,696	4,011	-	-	18,707
Total assets	$2,159,368	$1,583,703	$2,051,458	$134,600	$(3,715,773)	$2,213,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$11,433	$-	$-	$11,433
Advance billings and customer deposits	-	-	29,263	1,698	-	30,961
Dividends payable	19,527	-	-	-	-	19,527
Accrued compensation	-	-	21,889	1,647	-	23,536
Accrued interest	137	16,226	4	2	-	16,369
Accrued expense	39	-	38,842	1,954	-	40,835
Income tax payable	-	7,745	2,572	2,287	(12,604)	-
Current portion of long term debt and capital lease obligations	-	9,100	750	81	-	9,931
Current portion of derivative liability	-	583	-	-	-	583
Total current liabilities	19,703	33,654	104,753	7,669	(12,604)	153,175

Long-term debt and capital lease obligations	-	1,355,892	3,121	712	-	1,359,725
Advances due to/from affiliates, net	1,838,759	(1,938,556)	160,568	(60,771)	-	-
Deferred income taxes	(14,833)	(1,088)	243,589	19,066		246,734
Pension and postretirement benefit obligations	-	-	98,524	19,335	-	117,859
Other long-term liabilities	-	1,082	13,655	542	-	15,279
Total liabilities	1,843,629	(549,016)	624,210	(13,447)	(12,604)	1,892,772

Shareholders’ equity:
Common Stock	505	-	17,411	30,000	(47,411)	505
Other shareholders’ equity	315,234	2,132,719	1,404,992	118,047	(3,655,758)	315,234
Total Consolidated Communications Holdings, Inc.
shareholders’ equity	315,739	2,132,719	1,422,403	148,047	(3,703,169)	315,739
Noncontrolling interest	-	-	4,845	-	-	4,845
Total shareholders’ equity	315,739	2,132,719	1,427,248	148,047	(3,703,169)	320,584
Total liabilities and shareholders’ equity	$2,159,368	$1,583,703	$2,051,458	$134,600	$(3,715,773)	$2,213,356

Condensed Consolidating Balance Sheet

(amounts in thousands)

	December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$4,940	$820	$919	$-	$6,679
Accounts receivable, net	-	-	70,543	6,993	-	77,536
Income taxes receivable	12,665	-	6,232	43	-	18,940
Deferred income taxes	(71)	158	12,807	480	-	13,374
Prepaid expenses and other current assets	-	-	17,285	331	-	17,616
Total current assets	12,594	5,098	107,687	8,766	-	134,145

Property, plant and equipment, net	-	-	1,088,196	49,282	-	1,137,478

Intangibles and other assets:
Investments	-	3,724	111,652	-	-	115,376
Investments in subsidiaries	2,119,335	1,510,416	13,000	-	(3,642,751)	-
Goodwill	-	-	698,449	66,181	-	764,630
Other intangible assets	-	-	47,235	9,087	-	56,322
Deferred debt issuance costs, net and other assets	-	15,421	3,892	-	-	19,313
Total assets	$2,131,929	$1,534,659	$2,070,111	$133,316	$(3,642,751)	$2,227,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$15,277	$-	$-	$15,277
Advance billings and customer deposits	-	-	30,250	1,683	-	31,933
Dividends payable	19,510	-	-	-	-	19,510
Accrued compensation	-	-	30,737	1,844	-	32,581
Accrued interest	-	6,775	6	3	-	6,784
Accrued expense	36	-	38,211	1,451	-	39,698
Current portion of long term debt and capital lease obligations	-	9,100	671	78	-	9,849
Current portion of derivative liability	-	443	-	-	-	443
Total current liabilities	19,546	16,318	115,152	5,059	-	156,075

Long-term debt and capital lease obligations	-	1,352,949	3,070	734	-	1,356,753
Advances due to/from affiliates, net	1,805,129	(1,953,695)	206,616	(58,050)	-	-
Deferred income taxes	(14,833)	(938)	243,427	19,009	-	246,665
Pension and postretirement benefit obligations	-	-	100,221	22,142	-	122,363
Other long-term liabilities	-	690	13,337	552	-	14,579
Total liabilities	1,809,842	(584,676)	681,823	(10,554)	-	1,896,435

Shareholders’ equity:
Common Stock	504	-	17,411	30,000	(47,411)	504
Other shareholders’ equity	321,583	2,119,335	1,366,051	113,870	(3,595,340)	325,499
Total Consolidated Communications Holdings, Inc. shareholders’ equity	322,087	2,119,335	1,383,462	143,870	(3,642,751)	326,003
Noncontrolling interest	-	-	4,826	-	-	4,826
Total shareholders’ equity	322,087	2,119,335	1,388,288	143,870	(3,642,751)	330,829
Total liabilities and shareholders’ equity	$2,131,929	$1,534,659	$2,070,111	$133,316	$(3,642,751)	$2,227,264

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Quarter Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$15	$180,815	$15,167	$(3,419)	$192,578
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	80,198	2,948	(3,254)	79,892
Selling, general and administrative expenses	698	44	36,876	4,495	(165)	41,948
Acquisition and other transaction costs	437	-	-	-	-	437
Depreciation and amortization	-	-	41,555	2,001	-	43,556
Operating income (loss)	(1,135)	(29)	22,186	5,723	-	26,745
Other income (expense):
Interest expense, net of interest income	(96)	(20,654)	81	(5)	-	(20,674)
Intercompany interest income (expense)	(38,024)	41,684	(4,367)	707	-	-
Investment income	-	326	6,115	-	-	6,441
Equity in earnings of subsidiaries, net	32,810	19,228	49	-	(52,087)	-
Other, net	-	-	(48)	(9)	-	(57)
Income (loss) before income taxes	(6,445)	40,555	24,016	6,416	(52,087)	12,455
Income tax expense (benefit)	(14,255)	7,745	8,806	2,330	-	4,626
Net income (loss)	7,810	32,810	15,210	4,086	(52,087)	7,829
Less: net income attributable to noncontrolling interest	-	-	19	-	-	19
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,810	$32,810	$15,191	$4,086	$(52,087)	$7,810

Total comprehensive income (loss) attributable to common shareholders	$7,909	$32,909	$15,502	$4,177	$(52,588)	$7,909

	Quarter Ended March 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$69	$136,255	$16,758	$(3,434)	$149,648
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,252	3,304	(3,256)	55,300
Selling, general and administrative expenses	863	39	27,356	4,495	(178)	32,575
Acquisition and other transaction costs	14	-	275	-	-	289
Depreciation and amortization	-	-	33,647	1,895	-	35,542
Operating income (loss)	(877)	30	19,725	7,064	-	25,942
Other income (expense):
Interest expense, net of interest income	(2)	(19,820)	(2)	(7)	-	(19,831)
Intercompany interest income (expense)	(26,380)	31,425	(5,496)	451	-	-
Investment income	-	36	8,300	-	-	8,336
Equity in earnings of subsidiaries, net	25,621	18,215	263	-	(44,099)	-
Other, net	-	-	(899)	(4)	-	(903)
Income (loss) before income taxes	(1,638)	29,886	21,891	7,504	(44,099)	13,544
Income tax expense (benefit)	(9,962)	4,265	8,066	2,753	-	5,122
Net income (loss)	8,324	25,621	13,825	4,751	(44,099)	8,422
Less: net income attributable to noncontrolling interest	-	-	98	-	-	98
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$8,324	$25,621	$13,727	$4,751	$(44,099)	$8,324

Total comprehensive income (loss) attributable to common shareholders	$8,324	$26,029	$13,653	$4,689	$(44,099)	$8,596

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(38,103)	$31,474	$52,802	$6,231	$52,404

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(30,480)	(2,072)	(32,552)
Proceeds from sale of assets	-	-	29	-	29
Net cash used in investing activities	-	-	(30,451)	(2,072)	(32,523)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	20,000	-	-	20,000
Payment of capital lease obligation	-	-	(203)	(19)	(222)
Payment on long-term debt	-	(17,275)	-	-	(17,275)
Dividends on common stock	(19,510)	-	-	-	(19,510)
Share repurchases for minimum tax withholding	(214)	-	-	-	(214)
Transactions with affiliates, net	57,827	(35,863)	(19,242)	(2,722)	-
Net cash provided by (used in) financing activities	38,103	(33,138)	(19,445)	(2,741)	(17,221)
Increase (decrease) in cash and cash equivalents	-	(1,664)	2,906	1,418	2,660
Cash and cash equivalents at beginning of period	-	4,940	820	919	6,679
Cash and cash equivalents at end of period	$-	$3,276	$3,726	$2,337	$9,339

	Three Months Ended March 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(26,654)	$20,833	$48,063	$6,152	$48,394

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(24,316)	(1,089)	(25,405)
Proceeds from sale of assets	-	-	1,200	41	1,241
Other	-	-	-	-	-
Net cash used in investing activities	-	-	(23,116)	(1,048)	(24,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	10,000	-	-	10,000
Payment of capital lease obligation	-	-	(142)	(15)	(157)
Payment on long-term debt	-	(17,275)	-	-	(17,275)
Dividends on common stock	(15,520)	-	-	-	(15,520)
Transactions with affiliates, net	42,174	(11,793)	(24,921)	(5,460)	-
Net cash provided by (used in) financing activities	26,654	(19,068)	(25,063)	(5,475)	(22,952)
(Decrease) increase in cash and cash equivalents	-	1,765	(116)	(371)	1,278
Cash and cash equivalents at beginning of period	-	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$-	$1,851	$2,250	$2,728	$6,829

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties, and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we”, or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward—looking statements is included in our 2014 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2015 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers. Revenues increased $43.0 million during the quarter ended March 31, 2015 compared to the same period in 2014, primarily from growth in commercial services, total data connections and the acquisition of Enventis Corporation (“Enventis”) in October 2014, as described below.  We expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase.

We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  We gained strategic advantage through the acquisition of Enventis in 2014, which recently launched a suite of cloud services that increases efficiency and reduces IT costs for our customers.  In addition, we recently launched an enhanced hosted voice product, which enables greater scalability and reliability for businesses.  We anticipate future momentum in new commercial services as these new products gain traction.

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. Data connections continue to increase as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  In December 2014, we introduced data speeds of up to 1 Gbps to our fiber-to-the-home customers in our Kansas market, with other markets to follow in 2015.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability. As of March 31, 2015, approximately 31% of the homes in the areas we serve subscribe to our data service.

Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

The increase in our operating revenues during the first quarter of 2015 was offset in part by an anticipated industry wide trend of a decline in consumer voice services, access lines and related network access.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Excluding the increase in voice connections as a result of the acquisition of Enventis in 2014, total voice connections decreased 5% as of March 31, 2015 as compared to the same period in 2014.  Competition from wireless providers, competitive local exchange carriers and in some cases cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.  In addition, our video connection growth is decelerating.  Excluding Enventis subscribers of approximately 12,300, our video connections declined 2% at March 31, 2015 as compared to March 31, 2014.  This trend is driven by changing consumer viewing habits, which we believe will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

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

Significant Recent Developments

Enventis Merger

On October 16, 2014, we completed our merger with Enventis, a Minnesota corporation, and acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  As a result, Enventis became a wholly-owned subsidiary of the Company.  Each share of common stock, no par value, of Enventis converted into and became the right to receive 0.7402 shares of common stock, par value of $0.01 per share, of our common stock plus cash in lieu of fractional shares as set forth in the merger agreement.  Based on the closing price of our common stock at $25.40 per share on the date preceding the merger, the total value of the purchase consideration exchanged was $257.7 million, excluding $149.9 million paid to extinguish Enventis’ outstanding debt.  On the date of the merger, we issued an aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.

Enventis is an advanced communications provider, which services consumer, commercial and wholesale carrier customer channels primarily in the upper Midwest.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 2 to the Consolidated Financial Statements.

In conjunction with the acquisition, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in 2022 (the “2022 Notes”).  The net proceeds from the issuance of the 2022 Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to pay the existing indebtedness of Enventis.  A portion of the proceeds, together with cash on hand, was also used to repurchase $46.8 million of our 10.875% Senior Notes due 2020 (the “2020 Notes”) as described in the Liquidity and Capital Resources section below.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2015 and 2014.

Financial Data

	Quarter Ended March 31,
			$	%
(In millions, except for percentages)	2015	2014	Change	Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$45.3	$25.0	$20.3	81%
Voice services	25.9	22.2	3.7	17
Other	2.5	2.7	(0.2)	(7)
	73.7	49.9	23.8	48
Consumer:
Broadband (VoIP, Data and Video)	53.8	48.8	5.0	10
Voice services	15.5	15.0	0.5	3
	69.3	63.8	5.5	9
Equipment Sales and Service	10.9	-	10.9	100
Subsidies	14.4	13.1	1.3	10
Network Access	19.4	19.5	(0.1)	(1)
Other products and services	4.9	3.3	1.6	48
Total operating revenue	192.6	149.6	43.0	29

Operating Expense
Cost of services and products	79.9	55.3	24.6	44
Selling, general and administrative costs	42.0	32.6	9.4	29
Acquisition and other transaction costs	0.4	0.3	0.1	33
Depreciation and amortization	43.6	35.5	8.1	23
Total operating expenses	165.9	123.7	42.2	34
Income from operations	26.7	25.9	0.8	3
Interest expense, net	(20.7)	(19.8)	(0.9)	(5)
Other income	6.4	7.4	(1.0)	(14)
Income tax expense	4.6	5.1	(0.5)	(10)
Net income	7.8	8.4	(0.6)	(7)
Net income attributable to noncontrolling interest	-	0.1	(0.1)	(100)
Net income attributable to common shareholders	$7.8	$8.3	$(0.5)	(6)

Adjusted EBITDA (1)	$79.7	$71.1	$8.6	12%

(1)A non-GAAP measure.  See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2015	2014	Change	% Change

Consumer customers	274,484	254,971	19,513	8%

Voice connections	498,121	438,360	59,761	14
Data connections	446,621	412,460	34,161	8
Video connections	123,208	112,645	10,563	9
Total connections	1,067,950	963,465	104,485	11

The comparability of our consolidated results of operations and key operating statistics was impacted by the Enventis acquisition that closed on October 16, 2014, as described above.  Enventis’ results are included in our consolidated financial statements as of the date of the acquisition.  The acquisition provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer include scalable high speed broadband Internet access and VoIP phone services which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer private line data services to businesses that include dedicated Internet access through our Metro Ethernet network.  Wide Area Network (“WAN”) products include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps, to accommodate the growth patterns of our business customers.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenue increased $20.3 million during the quarter ended March 31, 2015, compared to the same period in 2014 primarily due to the acquisition of Enventis which represented $17.8 million of the increase.  Data revenue also increased from growth in data connections and continued increase in VoIP, internet access and Metro Ethernet revenue.  Fiber transport revenue also increased as network bandwidth demand for wireless data continues to escalate.

Voice Services

Voice services include basic local phone and long distance service packages for business customers.  The plans include options for voicemail, conference calling, options for linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting. Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenue increased $3.7 million during the quarter ended March 31, 2015, compared to the same period in 2014 primarily due to additional revenue of $4.4 million from the acquisition of Enventis.  Excluding Enventis, voice services declined $0.7 million primarily due to a 6% decline in access lines as commercial customers are increasingly choosing alternative technologies including our own VoIP product and the broad range of features that Internet based voice services can offer.

Consumer

Broadband Services

Broadband services include revenue from residential customers for subscriptions to our VoIP, data and video products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VOIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Broadband revenue increased $5.0 million during the quarter ended March 31, 2015, compared to the same period in 2014, primarily due to the acquisition of Enventis, which accounted for $4.1 million of the increase.  Video revenue increased despite a 2% decline in video connections due to higher pricing on our video service offerings.  Data revenue also continued to increase as a result of a 2% increase in connections as of March 31, 2015 compared to March 31, 2014.  We expect data revenue to continue to grow as a result of the rising consumer demand for data based services.  However, the revenue growth was tempered by a decrease in VoIP revenue due to a 2% decline in voice connections as more consumers begin to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenue increased $0.5 million during the quarter ended March 31, 2015, compared to the same period in 2014.  Excluding the addition of Enventis revenue, voice services decreased $1.3 million primarily due to a 7% decline in voice connections.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies including our own competing VoIP product.

Equipment Sales and Services

Through our acquisition of Enventis in 2014, we obtained a leading market relationship with Cisco Systems, Inc. and are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  When an equipment sale involves multiple deliverables, revenue is allocated to each respective element. As an equipment integrator, we offer network design, implementation and support services including maintenance contracts in order to provide integrated communication solutions for our customers.  When multiple deliverables included in an arrangement are separable into different units of accounting, consideration is allocated based on relative selling price. Equipment sales and services are non-recurring and changes in revenue can be attributed to the timing and volume of customer sales which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses.  During the quarter ended March 31, 2015, equipment sales and services increased $10.9 million compared to the same period in 2014 due to the acquisition of Enventis in 2014.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidy revenues increased $1.3 million during the quarter ended March 31, 2015, compared to the same period in 2014 primarily from the acquisition of Enventis.  Excluding the increase from the acquisition of Enventis, subsidies decreased $0.3 million as a result of a reduction in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access service revenues include interstate and intrastate switched access revenue, network special access services and end user access.  Switched access revenue includes access services to other communications carriers to terminate or originate long distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenue decreased $0.1 million during the quarter ended March 31, 2015, compared to the same period in 2014 primarily due to a decline in switched and special access revenue.  Excluding the addition of Enventis, network access services decreased $2.1 million.  Special access revenue declined due to a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.  Switched access revenue decreased as a result of the continuing decline in minutes of use and voice connections.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other services increased $1.6 million during the quarter ended March 31, 2015, compared to the same period in 2014.  The growth over prior year is primarily from the addition of Enventis revenue of $1.7 million in 2015 primarily for its billing and support services.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $24.6 million during the quarter ended March 31, 2015, compared to the same period in 2014 primarily due to the addition of the operations for Enventis during 2015, which accounted for $22.1 million of the increase.  Video programming costs also increased as costs per program channel continue to rise as a result of annual rate increases and an increase in re-transmission costs for local stations.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $9.4 million during the quarter ended March 31, 2015, compared to the same period in 2014. The acquisition of Enventis contributed $9.4 million of the increase, which included $0.9 million in integration costs.  Excluding Enventis, selling, general and administrative expense was consistent with the prior year as a reduction in salaries and wages was offset by an increase in advertising expense for additional promotions in the current year.

Acquisition and Other Transaction costs

Transaction costs increased $0.1 million during the quarter ended March 31, 2015 compared to the same period in 2014 as a result of the acquisition of Enventis, which closed in the fourth quarter of 2014.  Transaction costs consist primarily of legal, finance and other professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased $8.1 million during the quarter ended March 31, 2015, compared to the same period in 2014, primarily as a result of the acquisition of Enventis during 2014 which accounted for $9.4 million of the increase.  Excluding the addition of the operations for Enventis, depreciation and amortization expense decreased $1.3 million during the quarter ended March 31, 2015 as a result of certain circuit, network and terminal equipment becoming fully depreciated during 2015.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ universal service funds increased $1.3 million during the quarter ended March 31, 2015 compared to the same periods in 2014, primarily due to the acquisition of Enventis in October 2014.

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

Effective January 1, 2015, our Enventis ILECs are treated as price cap companies for universal service purposes.  During the quarter ended March 31, 2015, we filed a petition for waiver to keep them as rate of return companies for switched and special access.  If the petition is denied, then they would convert to price cap companies effective July 1, 2015. We expect certain adjustments to take place over 18 months as a result of exiting the National Exchange Carrier Association (“NECA”) pool; however, we do not anticipate that they will be material to our consolidated financial statements or results of operations.

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from USF, the Connect America Fund (“CAF”) and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme and established the CAF to replace support revenues provided by the current USF and redirects support from voice services to broadband services.  In 2012, Phase I of the CAF was implemented freezing USF support to price cap holding companies until the FCC implemented a broadband cost model to shift support from voice service to broadband.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  We expect that our network access revenues for 2015 will decrease by as much as $1.8 million compared to 2014 as a result of the implementation of the Order.

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

Companies that do not accept the CAF Phase II funding will continue to receive Phase I frozen support amounts until funding for their service area is awarded to another carrier through the competitive bidding process, which is expected to be completed in 2016.  In addition, companies that do not accept the model based support will be eligible to participate in the competitive bidding process.  There is no statewide commitment associated with the auction process; ILECs will only be required to build to the locations won, and funding will be received over 10 years.  The broadband requirement at the onset of the funding period is 10 Mbps downstream and 1 Mbps upstream, and is subject to change over the remaining years.

On April 29, 2015, the FCC released the CAF Phase II right of first refusal (“ROFR”) offers of support to price cap carriers to fund deployment of voice and broadband-capable networks.  The CAF Phase II ROFR provides, if accepted, annual funding up to $13.9 million through 2020.  We have until August 27, 2015, to accept the ROFR, which can be accepted on a state by state basis.  The current funding under CAF Phase I of $34.2 million will be replaced by the CAF Phase II funding.  In the states where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding, if accepted, would be received with a retroactive payment back to January 1, 2015.  We only have one state where CAF Phase II funding exceeds CAF Phase I funding.  For all the other states, funding under CAF Phase II is less than the CAF Phase I funding levels.  If CAF Phase II funding is accepted in these states, the acceptance of funding to the lower level will be over a three year period at the rate of: 75% in 2015, 50% in 2016, and 25% in 2017.  If we do not accept the CAF Phase II funding, the census blocks in question will be awarded through the auction process.  During the auction process, the funding provided to us under CAF Phase I will continue until a winner is declared.  We are in the process of evaluating our options and expect to respond to the ROFR prior to August 27, 2015.

The FCC released its net neutrality order on March 12, 2015 and it applies to all wireline and wireless providers of broadband internet access services.  The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulations disallow blocking, throttling and paid prioritization by internet service providers.  The net neutrality order also requires providers to disclose certain information to consumers on rates, fees, data allowances and packet loss.  Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.  We are evaluating the net neutrality order, and we currently do not believe the order will result in any significant changes to the services we provide our customers.

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

Our Texas ILECs have historically received support from two state funds, the small and rural incumbent local exchange company plan high cost fund (“HCF”) and the high cost assistance fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state Commissioners in May 2014 which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  The deadline for submission of the needs test is December 31, 2016.  We expect to complete the needs test as required and file for continued funding by the 2016 deadline.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $0.9 million during the quarter ended March 31, 2015, compared to the same period in 2014 primarily due to the issuance of a 6.50% Senior Note offering of $200.0 million in September 2014, the proceeds of which were used, in part, to fund the acquisition of Enventis.  As expected, this increase in interest expense was offset in part by the partial repurchase of our 10.875% Senior Notes during the fourth quarter of 2014 as described in the Liquidity and Capital Resources section below.  Interest expense was also reduced by a decline in noncash interest expense of $0.4 million related to our de-designated interest rate swap agreements.

Investment income decreased $1.8 million during the quarter ended March 31, 2015, compared to the same period in 2014, primarily due to lower earnings from our wireless partnership interests.  In addition, we recognized an other-than-temporary impairment loss of $0.8 million during the quarter ended March 31, 2015 to reduce our investment in Central Valley Independent Network, LLC (“CVIN”) to its estimated fair value as a result of entering into a tentative sales agreement to sell our equity interest in CVIN. Other, net decreased $0.8 million during the quarter ended March 31, 2015, compared to the same period in 2014, primarily due to the loss on the sale of an office facility and other related assets in Pennsylvania in 2014.

Income Taxes

Income taxes decreased $0.5 million during the quarter ended March 31, 2015, compared to the same period in 2014. Our effective tax rate was 37.1% and 37.8% for the quarters ended March 31, 2015 and 2014, respectively.  The effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses, state taxable income differences and state tax credits.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters ended March 31, 2015 and 2014:

	Quarter Ended
	March 31,
(In thousands)	2015	2014
Net cash provided by operating activities from continuing operations	$52,404	$48,394
Adjustments:
Non-cash, stock-based compensation	(813)	(784)
Other adjustments, net	(1,987)	(2,750)
Changes in operating assets and liabilities	1,781	(896)
Interest expense, net	20,674	19,831
Income taxes	4,626	5,122
EBITDA	76,685	68,917

Adjustments to EBITDA:
Other, net (1)	(4,901)	(7,717)
Investment distributions (2)	7,079	9,086
Non-cash, stock-based compensation (3)	813	784
Adjusted EBITDA	$79,676	$71,070

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$52,404	$48,394
Investing activities	(32,523)	(24,164)
Financing activities	(17,221)	(22,952)
Increase (decrease) in cash and cash equivalents	$2,660	$1,278

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $52.4 million during the three-month period ended March 31, 2015, an increase of $4.0 million compared to the same period in 2014.  Cash provided by operating activities increased primarily as a result of additional cash flows provided by the addition of the Enventis operations as well as an increase in receipts from customers. These increases were offset in part by a decrease in accounts payable related to the timing of payments to suppliers.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $32.5 million during the three-month period ended March 31, 2015, an increase of $8.4 million compared to the same period in 2014 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $32.6 million during the three-month period ended March 31, 2015, an increase of $7.1 million compared to the same period in 2014.  Capital expenditures for the remainder of 2015 are expected to be $90.0 million to $95.0 million of which approximately 62% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2015 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020, but is subject to earlier maturity on December 31, 2019 if the Company’s unsecured Senior Notes due in 2020 are not repaid or redeemed in full (with indebtedness having a maturity date on or after June 30, 2021) by December 31, 2019.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at March 31, 2015, the borrowing margin for the next three month period ending June 30, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2015 and December 31, 2014, borrowings of $44.0 million and $39.0 million were outstanding under the revolving credit facility, respectively.  Interest is payable at least quarterly.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2015, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of March 31, 2015, and including the $19.6 million dividend declared in February 2015 and paid on May 1, 2015, we had $191.7 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2015, our total net leverage ratio under the Credit Agreement was 4.15:1.00, and our interest coverage ratio was 3.94:1.00.

Senior Notes

6.50% Senior Notes due 2022

On September 18, 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “2022 Notes”).  Interest on the 2022 Notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2015.  The 2022 Notes were priced at par, which resulted in total gross proceeds of $200.0 million.

Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The net proceeds from the issuance of the 2022 Notes were used to finance the acquisition of Enventis including related fees and expenses, to repay the existing indebtedness of Enventis and to repurchase a portion of our 10.875% Senior Notes due 2020, as described below.

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

Among other matters, the 2020 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” (as defined in the indenture) if its total net leverage ratio is 4.50:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account on a pro forma basis synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At March 31, 2015, this ratio was 4.10:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since the date the 2020 Notes were issued, less 1.75 times fixed charges, less dividends and other restricted payments made since the date the 2020 Notes were issued.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $194.4 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2015 and paid on May 1, 2015, there was $268.3 million of the $462.7 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at March 31, 2015.

The indenture governing the 2022 Notes contains substantially the same covenants as the indenture governing the 2020 notes, except that the indenture governing the 2022 Notes provides that CCI may not pay dividends or make other “restricted payments” if its total net leverage ratio is 4.75:1.00 or greater.

On March 19, 2014, CCI commenced a solicitation of consents from the eligible holders of the 2020 Notes in order to amend the indenture governing the 2020 Notes to (i) modify CCI’s Consolidated Leverage Ratio (as defined in the indenture governing the 2020 Notes) level required before CCI (subject to certain other conditions specified in the indenture) can make restricted payments otherwise available under the consolidated cash flow builder basket from 4.25:1.00 to 4.50:1.00 and (ii) modify the size of a permitted lien basket for liens securing Indebtedness (as defined in the indenture) by amending the multiplier for CCI’s Consolidated Cash Flow (as defined in the indenture) in the calculation of such permitted lien basket from 2.50 to 2.75.  On April 1, 2014, the required consent of the holders of the 2020 Notes was obtained and the consent solicitation expired, and we entered into a supplemental indenture effecting the proposed amendments as provided in the consent solicitation.  The amendment to the indenture with respect to modifying the size of a permitted lien basket for liens securing Indebtedness modified such provision in the indenture so that it would be the same as the equivalent provision in our Credit Agreement.  In connection with entering into the supplemental indenture, we paid consent fees of approximately $2.5 million, during the quarter ended June 30, 2014, to the holders of the 2020 Notes who validly consented to the proposed amendment.  The consent fees were capitalized as deferred debt issuance costs and amortized over the remaining term of the 2020 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2015 and 2021.  As of March 31, 2015, the present value of the minimum remaining lease commitments was approximately $4.7 million, of which $0.8 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $6.6 million as of March 31, 2015, of which $4.9 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $19.5 million and $15.5 million in dividend payments to shareholders during the quarters ended March 31, 2015 and 2014, respectively.  In February 2015, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2015 to stockholders of record at the close of business on April 15, 2015.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2015	2014
Cash and cash equivalents	$9,339	$6,679
Working capital (deficit)	(20,782)	(21,930)
Current ratio	0.86	0.86

Our most significant uses of funds in the remainder of 2015 are expected to be for: (i) dividend payments of approximately $58.5 million; (ii) interest payments on our indebtedness of approximately $70.0 million and principal payments on debt of $6.8 million; (iii) capital expenditures of between $90.0 million and $95.0 million and (iv) pension and other post-retirement obligations of $13.1 million.  Upon closing of the Enventis acquisition, various triggering events occurred which will result in the payment of various change in control and other contingent payments to certain Enventis employees and directors.  The estimated cash payments under these agreements will be approximately $4.7 million and are expected to be paid in the second quarter of 2015.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2015, we had approximately $3.9 million of these bonds outstanding.

Defined Benefit Pension Plans

As required, we contribute to a qualified defined pension plan (the “Retirement Plan”) and non-qualified supplemental retirement plans (collectively the “Pension Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

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

In 2015, we expect to make contributions totaling approximately $12.3 million to the Retirement Plan and $3.8 million to our other post-retirement plans.  As of March 31, 2015, we have contributed $2.5 million and $0.5 million to our Retirement Plan and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Consolidated Financial Statements, included in this report in Part I – Item I for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order seeks to reform the current USF system by redirecting support from voice services to broadband services. The broadband cost model for this reform is expected to be finalized in the second quarter of 2015.  The initial phase of ICC reform decreased our network access revenues $0.3 million and $0.5 million during the quarters ended March 31, 2015 and 2014, respectively, compared to the same periods in the respective previous years.  We anticipate network access revenues will continue to decline as a result of the Order through 2018 by as much as $1.8 million in 2015 and $1.9 million, $4.7 million, and $6.7 million in 2016, 2017, and 2018, respectively.

On April 29, 2015, the FCC released the CAF Phase II right of first refusal (“ROFR”) offers of support to price cap carriers to fund deployment of voice and broadband-capable networks.  The CAF Phase II ROFR provides, if accepted, annual funding up to $13.9 million through 2020.  We have until August 27, 2015, to accept the ROFR, which can be accepted on a state by state basis.  The current funding under CAF Phase I of $34.2 million will be replaced by the CAF Phase II funding.  In the states where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding, if accepted, would be received with a retroactive payment back to January 1, 2015.  We only have one state where CAF Phase II funding exceeds CAF Phase I funding.  For all the other states, funding under CAF Phase II is less than the CAF Phase I funding levels.  If CAF Phase II funding is accepted in these states, the acceptance of funding to the lower level will be over a three year period at the rate of: 75% in 2015, 50% in 2016, and 25% in 2017.  If we do not accept the CAF Phase II funding, the census blocks in question will be awarded through the auction process.  During the auction process, the funding provided to us under CAF Phase I will continue until a winner is declared.  We are in the process of evaluating our options and expect to respond to the ROFR prior to August 27, 2015.

In accordance with the provisions of SB 583, as discussed above in the “Regulatory Matters” section, our annual $1.4 million Texas HCAF was eliminated, effective January 1, 2014.  In addition, the terms of the settlement agreement reached with the PUCT in August 2013 returned our HCF support funding to a per line basis as of January 2014, and will reduce our HCF draw by approximately $1.2 million annually, or approximately $4.8 million in total, over a 4 year period beginning June 1, 2014 through 2017.  However, where market conditions allow, we have the ability to offset these reductions with increases to residential rates, for which the Company can initiate rate filings.  In April 2015, we filed a local rate increase of $1.30 per line to offset the Texas HCAF scheduled reduction.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included in this report in Part I - Item I “Financial Information”.

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

At March 31, 2015, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of March 31, 2015, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at March 31, 2015 that is not subject to a variable rate floor, a 1.0% change in market interest rates would increase or decrease annual interest expense by approximately $0.4 million.

As of March 31, 2015, the fair value of our interest rate swap agreements amounted to a net liability of $1.7 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $1.2 million at March 31, 2015.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2015.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015.

Our assessment of the internal control structure excluded Enventis Corporation (“Enventis”), which was acquired on October 16, 2014.  The Enventis results since October 16, 2014 are included in our consolidated results.  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Enventis, which is included in our consolidated financial statements and constituted $500.0 million and $398.0 million of total and net assets, respectively, as of March 31, 2015 and $44.5 million and $3.6 million of revenues and net income, respectively, for the quarter then ended.  Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

Change in internal control over financial reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2015, we had the following changes which may impact our controls over financial reporting:

•                  On March 6, 2015, the customer billing and accounts receivable systems used by SureWest Communications (“SureWest”) was migrated to our common systems.  The migration to a common billing platform has resulted in changes to the billing of customers and certain components of revenue recognition relating to unbilled services and upfront discounts have changed. We expect that the overall effectiveness of our internal controls over financial reporting as they relate to the revenue and accounts receivable processes were not significantly impacted by the completion of the SureWest billing integration effort.

•                  We completed our migration of the enterprise resource planning (“ERP”) system used by Enventis for financial reporting and human resource to the Company’s ERP system on January 1, 2015.  This effort now provides a single platform for the Company to process financial information and human resources.  The combined processes include accounts payable, purchasing, inventory, property plant and equipment, payroll, general ledger and financial reporting. We believe that the migration to the single ERP system did not result in a negative impact on our internal controls over financial reporting or disclosure controls and procedures.  We will continue to monitor this effort to ensure that the financial information generated for the consolidated financial statements are complete and accurate in all material respects.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Five putative class action lawsuits have been filed by alleged Enventis Corporation (“Enventis”) shareholders challenging the Company’s proposed merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors have been named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions are called: Hoepner v. Enventis Corp. et al, filed July 15, 2014, Case No. 07-CV-14-2489, Bockley v. Finke et al, filed July 18, 2014, Case No. 07-CV-14-2551, Kaplan et al v. Enventis Corp. et al, filed July 21, 2014, Case No. 07-CV-14-2575, Marcial v. Enventis Corp. et al., filed July 25, 2014, Case No. 07-CV-14-2628, and Barta v. Finke et al, filed August 14, 2014, Case No. 07-CV-14-2854.  The actions generally allege, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly is unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restrict other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also allege that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits seek, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believe that these claims are without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.” On February 2, 2015, the Special Litigation Committee issued a report stating that the claims lack merit and should not proceed.  On March 4, 2015, the members of the Enventis board of directors filed a motion to dismiss all of the claims with prejudice.  On March 11, 2015, the Company, Sky Merger Sub Inc., and Enventis filed their motion to dismiss the matter with prejudice. A hearing on the motions to dismiss is scheduled for May 8, 2015.  However, on April 29, 2015, all parties entered into an agreed stipulation to dismiss all claims with prejudice and arranged for the stipulation to be filed with the court.

In 2014, Sprint Corporation, Level 3 Communications, Inc., and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $1.8 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving common questions of fact. The U.S. District Court in Dallas, TX is expected to hear the case no later than September 2015.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement to have an adverse material impact on our financial results or cash flows.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we have prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver seeks compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation, and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  Discovery concluded and Consolidated filed a motion for summary judgment on June 18, 2012 and the court heard oral arguments on August 30, 2012.  On February 12, 2013, the court, in part, granted our motion.  The court ruled that Salsgiver could not recover prejudgment interest and could not use as a basis of liability any actions prior to April 14, 2006. In September 2013, in order to avoid the distraction and uncertainty of further litigation, we reached an agreement in principle (the “Agreement”) with Salsgiver, Inc.  In accordance with the terms of the Agreement, we would pay Salsgiver approximately $0.9 million in cash and grant approximately $0.3 million in credits that may be used for make-ready charges (the “Credits”).  The Credits would be available for services performed in connection with the pole attachment applications within five years of the execution of the Agreement. We had previously recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, per the terms of the Agreement we recorded an additional $0.9 million, which included estimated legal fees.  In October 2014, Salsgiver rejected the Agreement, remanding the case back to the court.  A pre-trial conciliation is scheduled for April 28, 2015.  A jury trial is scheduled to begin May 4, 2015.  We believe that despite the rejection, the $1.3 million currently accrued represents management’s best estimate of the probable payment.

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

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008-2013 is approximately $4.2 million.  Audits for calendar years 2008-2010 have been filed for appeal and have received continuances pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008-2013 (using the re-audited 2010 number) is approximately $7.3 million.  Appeals of cases for calendar years 2008, 2009, and the original 2010 audit have been filed and have received continuances pending the outcome of the present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011-2013, as well as the re-audit of 2010 were received on September 16, 2014.  We are awaiting invoicing for each of these years, at which time we will prepare to file an appeal with the DOR.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 7, 2015	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 7, 2015	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)