Form 10-Q
period 2015-06-30
Consolidated Communications Holdings, Inc.
filed 2015-08-07
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer    X      Accelerated filer ____

Non-accelerated filer___ (Do not check if a smaller reporting company) Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No   X

On July 31, 2015, the registrant had 50,509,148 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$201,010	$151,036	$393,588	$300,684

Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	86,376	55,918	166,268	111,218
Selling, general and administrative expenses	43,085	32,711	85,033	65,286
Acquisition and other transaction costs	223	977	660	1,266
Depreciation and amortization	43,651	36,005	87,207	71,547
Income from operations	27,675	25,425	54,420	51,367

Other income (expense):
Interest expense, net of interest income	(20,429)	(19,728)	(41,103)	(39,559)
Loss on extinguishment of debt	(41,242)	-	(41,242)	-
Investment income	9,004	9,313	15,445	17,649
Other, net	(40)	(252)	(97)	(1,155)
Income (loss) before income taxes	(25,032)	14,758	(12,577)	28,302

Income tax expense (benefit)	(9,104)	4,871	(4,478)	9,993

Net income (loss)	(15,928)	9,887	(8,099)	18,309
Less: net income attributable to noncontrolling interest	40	80	59	178
Net income (loss) attributable to common shareholders	$(15,968)	$9,807	$(8,158)	$18,131

Net income (loss) per basic and diluted common share attributable to common shareholders	$(0.32)	$0.24	$(0.16)	$0.45
Dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(15,928)	$9,887	$(8,099)	$18,309
Pension and other post-retirement obligations:
Amortization of actuarial losses (gains) and prior service credit to earnings, net of tax	464	(136)	866	(272)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(237)	-	(802)	-
Reclassification of realized loss to earnings, net of tax	229	303	491	711
Comprehensive income (loss)	(15,472)	10,054	(7,544)	18,748
Less: comprehensive income attributable to noncontrolling interest	40	80	59	178
Total comprehensive income (loss) attributable to common shareholders	$(15,512)	$9,974	$(7,603)	$18,570

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,946	$6,679
Accounts receivable, net	87,096	77,536
Income tax receivable	25,195	18,940
Deferred income taxes	13,374	13,374
Prepaid expenses and other current assets	20,093	17,616
Total current assets	152,704	134,145

Property, plant and equipment, net	1,122,652	1,137,478
Investments	115,688	115,376
Goodwill	764,630	764,630
Other intangible assets	50,146	56,322
Deferred debt issuance costs, net and other assets	16,600	19,313
Total assets	$2,222,420	$2,227,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,228	$15,277
Advance billings and customer deposits	31,567	31,933
Dividends payable	19,566	19,510
Accrued compensation	21,615	32,581
Accrued interest	9,183	6,784
Accrued expense	39,012	39,698
Current portion of long-term debt and capital lease obligations	10,102	9,849
Current portion of derivative liability	297	443
Total current liabilities	154,570	156,075

Long-term debt and capital lease obligations	1,406,566	1,356,753
Deferred income taxes	247,031	246,665
Pension and other post-retirement obligations	113,154	122,363
Other long-term liabilities	14,967	14,579
Total liabilities	1,936,288	1,896,435

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,509,148 and 50,364,579 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	505	504
Additional paid-in capital	311,827	357,139
Retained earnings	-	-
Accumulated other comprehensive loss, net	(31,085)	(31,640)
Noncontrolling interest	4,885	4,826
Total shareholders’ equity	286,132	330,829
Total liabilities and shareholders’ equity	$2,222,420	$2,227,264

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$95,816	$87,045

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(65,538)	(50,446)
Proceeds from sale of assets	57	1,250
Proceeds from sale of investments	846	-
Net cash used in investing activities	(64,635)	(49,196)

Cash flows from financing activities:
Proceeds from bond offering	294,780	-
Proceeds from the issuance of long-term debt	40,000	26,000
Payment of capital lease obligations	(444)	(317)
Payment on long-term debt	(59,550)	(30,550)
Redemption of senior notes	(261,874)	-
Payment of financing costs	(4,468)	(2,524)
Dividends on common stock	(39,076)	(31,127)
Share repurchases for minimum tax withholding	(282)	-
Net cash used in financing activities	(30,914)	(38,518)

Increase (decrease) in cash and cash equivalents	267	(669)

Cash and cash equivalents at beginning of period	6,679	5,551

Cash and cash equivalents at end of period	$6,946	$4,882

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide integrated communications services in consumer, commercial and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas and Wisconsin.

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud services, data center and managed services, directory publishing and equipment sales.  As of June 30, 2015, we had approximately 494 thousand voice connections, 449 thousand data connections and 122 thousand video connections.

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss) and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2014 Annual Report on Form 10-K filed with the SEC.

Recent Business Developments

Enventis Merger

On October 16, 2014, we completed our acquisition of Enventis Corporation, a Minnesota corporation (“Enventis”), in which we acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock. The financial results for Enventis have been included in our condensed consolidated financial statements as of the acquisition date.  See Note 2 for a more complete discussion of the transaction.

Issuance of Additional Senior Notes

On June 8, 2015, we issued an additional $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes”).  The New Notes were priced at 98.26% of par and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of the original aggregate principal amount of the 10.875% Senior Notes due 2020 (the “2020 Notes”), to pay related fees and expenses and to reduce the amount outstanding on our revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.  See Note 6 for a more complete discussion of the transaction.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We expect, upon adoption of this guidance, that the current financial statement classification of debt issuance costs will change from assets to liabilities on our condensed consolidated balance sheet.

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

At the effective time of the merger, each share of common stock, no par value, of Enventis owned immediately prior to the effective time of the merger converted into and became the right to receive 0.7402 shares of common stock, par value of $0.01 per share, plus cash in lieu of fractional shares, as set forth in the merger agreement.  Based on the closing price of our common stock of $25.40 per share on the date preceding the merger, the total value of the purchase consideration exchanged was $257.7 million, excluding the repayment of Enventis’ outstanding debt of $149.9 million.  On the date of the merger, we issued an aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders. The results of operations of Enventis have been reported in our condensed consolidated financial statements as of the effective date of the acquisition.

The acquisition was accounted for in accordance with the acquisition method of accounting for business combinations.  The tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition based on a preliminary valuation, which is subject to change within the measurement period as additional information is obtained.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment. We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment and deferred income taxes.  We expect to finalize these valuations during the quarter ending September 30, 2015.  Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

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

During the six months ended June 30, 2015, we made certain adjustments to the fair value of the assets acquired and liabilities assumed which resulted in an increase in property, plant and equipment of $2.1 million, intangible assets of $6.0 million, pension and other post-retirement obligations of $6.3 million and deferred income taxes of $0.6 million. The net impact of the adjustments increased net assets acquired and reduced goodwill by $1.2 million.  These adjustments have been retrospectively applied on the balance sheet as of the acquisition date.  There was no material impact to amounts previously reported in the statement of operations as a result of these adjustments.  During the quarter ended June 30, 2015, no adjustments were recorded to the preliminary valuation of the net assets acquired.

In connection with the opening balance sheet adjustment for the pension and other post-retirement obligations discussed above, we determined certain changes to the plan should be recognized as a post-acquisition event. As a result, the valuation of the post-retirement obligation was revised to appropriately reflect the changes in the plan provisions as a result of the acquisition.  These changes resulted in a decrease to the pension and other post-retirement obligations liability of $6.3 million, an increase in deferred taxes of $2.4 million and a decrease in accumulated other comprehensive loss of $3.9 million, which have been reflected in the condensed consolidated balance sheet at December 31, 2014.  The impact of the change to the results of operations was not material.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of Enventis occurred on January 1, 2013.  The adjustments to arrive at the pro forma information below included: additional depreciation and amortization expense for the fair value increases to property, plant and equipment and intangible assets acquired; an increase in interest expense to reflect the additional debt entered into to finance a portion of the acquisition; and the exclusion of certain acquisition related costs.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price.

	Quarter Ended	Six Months Ended
(Unaudited; in thousands, except per share amounts)	June 30, 2014	June 30, 2014
Operating revenues	$200,760	$394,648
Income from operations	$27,136	$53,295

Net income	$9,602	$16,793
Less: net income attributable to noncontrolling interest	80	178
Net income attributable to common shareholders	$9,522	$16,615

Net income per common share - basic and diluted	$0.19	$0.33

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

3.     EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends during the vesting term. Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period.  Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.

The potentially dilutive impact of the Company’s restricted stock awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation.

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income (loss)	$(15,928)	$9,887	$(8,099)	$18,309
Less: net income attributable to noncontrolling interest	40	80	59	178
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(15,968)	9,807	(8,158)	18,131
Less: earnings allocated to participating securities	-	153	-	306
Net income (loss) attributable to common shareholders	$(15,968)	$9,654	$(8,158)	$17,825

Weighted-average number of common shares outstanding	50,175	39,877	50,161	39,877

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.32)	$0.24	$(0.16)	$0.45

Diluted earnings per common share attributable to common shareholders for the quarter and six months ended June 30, 2015 both exclude 0.3 million potential common shares that could be issued under our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect. For the quarter and six months ended June 30, 2014, diluted earnings per common share attributable to common shareholders excluded 0.4 million and 0.3 million potential common shares, respectively.

4.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Cash surrender value of life insurance policies	$2,153	$2,039
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,971	7,645
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	27,935	27,990
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,698	7,451
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	25,331	23,894
CVIN, LLC	-	1,757
Totals	$115,688	$115,376

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters or six months ended June 30, 2015 or 2014 as no factors indicating impairment existed.  For the quarters ended June 30, 2015 and 2014, we received cash distributions from these partnerships totaling $3.0 million and $3.8 million, respectively. For the six months ended June 30, 2015 and 2014, we received cash distributions from these partnerships totaling $4.9 million and $7.3 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended June 30, 2015 and 2014, we received cash distributions from these partnerships totaling $4.1 million and $4.9 million, respectively. For the six months ended June 30, 2015 and 2014, we received cash distributions from these partnerships totaling $9.3 million and $10.5 million, respectively.

During the quarter ended June 30, 2015, we sold our 6.96% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California.  CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  As a result of the sale, we recognized an other-than-temporary impairment loss of $0.8 million during the six months ended June 30, 2015 to reduce the investment to its estimated fair value.  The impairment charge is included in investment income within other income (expense) in the condensed consolidated statements of operations.  We did not receive any distributions from this partnership during the quarters or six months ended June 30, 2015 and 2014.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Total revenues	$86,286	$83,228	$173,016	$164,044
Income from operations	26,911	23,426	53,805	49,306
Net income before taxes	26,626	23,459	53,615	49,362
Net income	26,626	23,459	53,615	49,362

	June 30,	December 31,
(In thousands)	2015	2014
Current assets	$114,962	$52,866
Non-current assets	95,869	93,771
Current liabilities	22,151	16,253
Non-current liabilities	52,710	3,225
Partnership equity	135,970	127,159

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements at June 30, 2015 and December 31, 2014 were as follows:

		As of June 30, 2015
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(297)	$–	$(297)	$–
Long-term interest rate swap liabilities	(1,292)	–	(1,292)	–
Total	$(1,589)	$–	$(1,589)	$–

		As of December 31, 2014
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(443)	$–	$(443)	$–
Long-term interest rate swap liabilities	(690)	–	(690)	–
Total	$(1,133)	$–	$(1,133)	$–

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$60,964	n/a	$61,092	n/a
Investments, at cost	$52,571	n/a	$52,245	n/a
Long-term debt	$1,411,530	$1,396,067	$1,362,049	$1,381,972

Cost & Equity Method Investments

Our investments at June 30, 2015 and December 31, 2014 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.              LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Senior secured credit facility:
Term Loan 4, net of discount of $3,646 and $3,948 at June 30, 2015 and December 31, 2014, respectively	$892,704	$896,952
Revolving loan	24,000	39,000
10.875% Senior notes due 2020, net of discount of $1,121 at December 31, 2014	-	226,097
6.50% Senior notes due 2022, net of discount of $5,174 at June 30, 2015	494,826	200,000
Capital leases	5,138	4,553
	1,416,668	1,366,602
Less: current portion of long-term debt and capital leases	(10,102)	(9,849)
Total long-term debt	$1,406,566	$1,356,753

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

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at June 30, 2015, the borrowing margin for the next three month period ending September 30, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2015 and December 31, 2014, borrowings of $24.0 million and $39.0 million were outstanding under the revolving credit facility, respectively.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility. At June 30, 2015, $49.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.14% and 4.20% at June 30, 2015 and December 31, 2014, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2015, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of June 30, 2015, and including the $19.6 million dividend declared in May 2015 and paid on August 1, 2015, we had $214.5 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2015, our total net leverage ratio under the Credit Agreement was 4.39:1.00, and our interest coverage ratio was 3.82:1.00.

Senior Notes

6.50% Senior Notes due 2022

On June 8, 2015, we completed an offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $4.5 million incurred in connection with the issuance of the New Notes are being amortized using the effective interest method over the term of the notes.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020, to pay related fees and expenses and to reduce the amount outstanding on the revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.

The New Notes were issued as additional notes under the same indenture pursuant to the $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “Existing Notes” and together with the New Notes, the “2022 Notes”) that we previously issued on September 18, 2014.  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to repay the existing indebtedness of Enventis. A portion of the net proceeds, together with cash on hand and borrowings from the revolving credit facility, were also used to repurchase $72.8 million of the original aggregate principal amount of the 2020 Notes during the fourth quarter of 2014.

The 2022 Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The 2022 Notes are senior unsecured obligations of the Company.

The 2022 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act.  By the end of 2015, we expect to conduct an exchange offer to issue registered notes under the Securities Act in exchange for the 2022 Notes pursuant to the registration rights agreement. The terms of the registered notes are expected to be substantially identical to the 2022 Notes and the exchange offer will not impact the aggregate principal amount of the 2022 Notes outstanding.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the 2022 Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.

Among other matters, the 2022 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” (as defined in the indenture) if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At June 30, 2015, this ratio was 4.33:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $214.0 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2015 and paid on August 1, 2015, there was $294.4 million of the $508.4 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at June 30, 2015. As of June 30, 2015, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2015 and 2021.  As of June 30, 2015, the present value of the minimum remaining lease commitments was approximately $5.1 million, of which $1.0 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $6.9 million as of June 30, 2015, of which $4.7 million will be paid to LATEL LLC, a related party entity.

7.              DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates. Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  Derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets.  We may designate certain of our interest rate swaps as cash flow hedges of our expected future interest payments.  For derivative instruments designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, including those that have been de-designated, changes in fair value are recognized on a current basis in earnings.  The ineffective portion of the change in fair value of any hedging derivative is recognized immediately in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our condensed consolidated statements of cash flows.

The following interest rate swaps were outstanding at June 30, 2015:

(In thousands)	Notional Amount	2015 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other long-term liabilities	$(1,111)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Current portion of derivative liability	(297)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(181)
Total Fair Values			$(1,589)

The following interest rate swaps were outstanding at December 31, 2014:

(In thousands)	Notional Amount	2014 Balance Sheet Location	Fair Value

Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other long-term liabilities	$(133)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$125,000	Other long-term liabilities	(410)
Fixed to 1-month floating LIBOR	50,000	Current portion of derivative liability	(443)
Fixed to 1-month floating LIBOR (with floor)	50,000	Other long-term liabilities	(147)
Total Fair Values			$(1,133)

The counterparties to our various swaps are highly rated financial institutions.  None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a “Lender” as defined in our credit facility are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non-performance by a counterparty.

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  The interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During each of the quarters and six-month periods ended June 30, 2015 and 2014, a gain of $0.3 million and $0.5 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At June 30, 2015 and December 31, 2014, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.2 million and $0.8 million, respectively.  The estimated amount of losses included in AOCI as of June 30, 2015 that will be recognized in earnings in the next twelve months is approximately $1.0 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Loss recognized in AOCI, pretax	$(384)	$-	$(1,301)	$-
Deferred losses reclassed from AOCI to interest expense	$(370)	$(489)	$(796)	$(1,148)

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Restricted stock	$379	$527	$866	$1,044
Performance shares	331	413	657	680
Total	$710	$940	$1,523	$1,724

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2015, total unrecognized compensation costs related to nonvested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $5.1 million and will be recognized over a weighted-average period of approximately 1.3 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2015:

	RSAs		PSAs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding - January 1, 2015	141,565	$18.78	82,409	$18.94
Shares granted	83,571	$21.08	77,786	$19.74
Shares vested	(42,560)	$20.90	(7,618)	$18.45
Non-vested shares outstanding - June 30, 2015	182,576		152,577

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2015:

	Pension and Other
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2014	$(31,185)	$(455)	$(31,640)
Other comprehensive income before reclassifications	-	(802)	(802)
Amounts reclassified from accumulated other comprehensive income	866	491	1,357
Net current period other comprehensive income (loss)	866	(311)	555
Balance at June 30, 2015	$(30,319)	$(766)	$(31,085)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2015	2014	2015	2014	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$123	$79	$347	$159	(a)
Actuarial gain (loss)	(884)	142	(1,768)	284	(a)
	(761)	221	(1,421)	443	Total before tax
	297	(85)	555	(171)	Tax benefit (expense)
	$(464)	$136	$(866)	$272	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(370)	$(489)	$(796)	$(1,148)	Interest expense
	141	186	305	437	Tax benefit
	$(229)	$(303)	$(491)	$(711)	Net of tax

(a)         These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans.  See Note 9 for further discussion regarding our pension and post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$129	$140	$258	$280
Interest cost	3,931	4,074	7,863	8,147
Expected return on plan assets	(5,843)	(5,776)	(11,687)	(11,553)
Net amortization loss	954	5	1,908	10
Prior service credit amortization	(114)	(114)	(228)	(229)
Net periodic pension benefit	$(943)	$(1,671)	$(1,886)	$(3,345)

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended June 30, 2015 and 2014 and $0.2 million for the six-month periods ended June 30, 2015 and 2014. The net present value of the remaining obligations was approximately $2.2 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 28 life insurance policies on certain of the participating former directors and employees.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.2 million at June 30, 2015 and $2.0 million at December 31, 2014.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.  We did not recognize any life insurance proceeds during the quarter or six-month period ended June 30, 2015.  We recognized $0.3 million in life insurance proceeds as other non-operating income in the quarter and six-month period ended June 30, 2014.

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

The following table summarizes the components of the net periodic cost for our post-retirement benefit plans for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$147	$90	$295	$180
Interest cost	412	355	826	710
Expected return on plan assets	(58)	(55)	(116)	(110)
Net amortization (gain) loss	(70)	(147)	(140)	(294)
Net prior service cost (credit) amortization	(9)	35	(119)	70
Net periodic postretirement benefit cost	$422	$278	$746	$556

Contributions

We expect to contribute approximately $12.3 million to our pension plans and $3.8 million to our other post-retirement plans in 2015.  As of June 30, 2015, we have contributed $5.2 million and $1.2 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.             INCOME TAXES

There have been no changes to our unrecognized tax benefits as reported at December 31, 2014.  As of June 30, 2015 and December 31, 2014, the amount of unrecognized tax benefits was $0.2 million.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective tax rate is $0.2 million.  We do not expect any material changes in our unrecognized tax benefits during the remainder of 2015.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  At June 30, 2015, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The only period subject to examination for our federal return is 2013.  The periods subject to examination for our state returns are years 2010 through 2013.  We recently completed the examinations for our 2010 through 2012 federal returns and there was no material effect on our results of operations or cash flows.  We are not currently under examination by federal or state taxing authorities.

Our effective tax rate was 36.4% and 33.0% for the quarters ended June 30, 2015 and 2014, respectively, and 35.6% and 35.3% for the six-month periods ended June 30, 2015 and 2014, respectively. For the quarter and six-month periods ended June 30, 2015, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible expenses, state taxable income differences and state tax credits.  For the quarter and six-month periods ended June 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a valuation allowance set up on federal net operating loss carryforwards subject to separate return limitation year restrictions.  Exclusive of this adjustment, our effective tax rate for the quarter and six months ended June 30, 2014 would have been approximately 36.6% and 37.2%, respectively.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and we do not expect they will have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position.

11.        COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Five putative class action lawsuits were filed by alleged Enventis shareholders that challenged the Company’s merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors were named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions generally alleged, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly was unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restricted other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also alleged that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits sought, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believed that these claims were without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.” On February 2, 2015, the Special Litigation Committee issued a report stating that the claims lacked merit and should not proceed.  On March 4, 2015, the members of the Enventis board of directors filed a motion to dismiss all of the claims with prejudice.  On March 11, 2015, the Company, Sky Merger Sub Inc. and Enventis filed their motion to dismiss the matter with prejudice.  A hearing on the motions to dismiss was scheduled for May 8, 2015.  However, on April 29, 2015, all parties entered into an agreed stipulation to dismiss all claims with prejudice.  On May 4, 2015, the court entered an order granting the parties’ stipulation to dismiss all claims, and on May 6, 2015, the court entered the judgment of dismissal dismissing all claims with prejudice and without costs to any party.

In 2014, Sprint Corporation, Level 3 Communications, Inc. and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $1.8 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving common questions of fact. The U.S. District Court in Dallas, Texas is expected to hear the case no later than September 2015.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.

Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees.  A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. A briefing schedule has not been set. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver’s favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008 through 2013 is approximately $4.2 million.  Audits for calendar years 2008 through 2010 have been filed for appeal and have received continuances pending the outcome of the present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $7.3 million.  Appeals of cases for calendar years 2008, 2009 and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

We anticipate that the outstanding audits and subsequent appeals will be continued pending the outcome of the Verizon litigation. The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

12.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured 2022 Notes.  We and substantially all of our subsidiaries, excluding Illinois Consolidated Telephone Company, have jointly and severally guaranteed the 2022 Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, and condensed consolidating statements of operations and cash flows for the quarters and six-month periods ended June 30, 2015 and 2014 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our 2022 Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	June 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$428	$4,026	$2,492	$-	$6,946
Accounts receivable, net	-	1,943	78,668	6,485	-	87,096
Income taxes receivable	41,161	-	-	-	(15,966)	25,195
Deferred income taxes	(71)	158	12,807	480	-	13,374
Prepaid expenses and other current assets	-	-	19,795	298	-	20,093
Total current assets	41,090	2,529	115,296	9,755	(15,966)	152,704

Property, plant and equipment, net	-	-	1,073,405	49,247	-	1,122,652

Intangibles and other assets:
Investments	-	8,171	107,517	-	-	115,688
Investments in subsidiaries	2,143,500	1,581,007	13,165	-	(3,737,672)	-
Goodwill	-	-	698,449	66,181	-	764,630
Other intangible assets	-	-	41,059	9,087	-	50,146
Deferred debt issuance costs, net and other assets	-	12,950	3,650	-	-	16,600
Total assets	$2,184,590	$1,604,657	$2,052,541	$134,270	$(3,753,638)	$2,222,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$23,228	$-	$-	$23,228
Advance billings and customer deposits	-	-	29,949	1,618	-	31,567
Dividends payable	19,566	-	-	-	-	19,566
Accrued compensation	-	-	19,869	1,746	-	21,615
Accrued interest	137	9,045	1	-	-	9,183
Accrued expense	12	369	37,234	1,397	-	39,012
Income tax payable	-	399	11,505	4,062	(15,966)	-
Current portion of long term debt and capital
lease obligations	-	9,100	917	85	-	10,102
Current portion of derivative liability	-	297	-	-	-	297
Total current liabilities	19,715	19,210	122,703	8,908	(15,966)	154,570

Long-term debt and capital lease obligations	-	1,402,430	3,446	690	-	1,406,566
Advances due to/from affiliates, net	1,898,461	(1,960,682)	125,304	(63,083)	-	-
Deferred income taxes	(14,833)	(1,093)	243,835	19,122		247,031
Pension and postretirement benefit obligations	-	-	96,990	16,164	-	113,154
Other long-term liabilities	-	1,292	13,140	535	-	14,967
Total liabilities	1,903,343	(538,843)	605,418	(17,664)	(15,966)	1,936,288

Shareholders’ equity:
Common Stock	505	-	17,411	30,000	(47,411)	505
Other shareholders’ equity	280,742	2,143,500	1,424,827	121,934	(3,690,261)	280,742
Total Consolidated Communications Holdings, Inc.
shareholders’ equity	281,247	2,143,500	1,442,238	151,934	(3,737,672)	281,247
Noncontrolling interest	-	-	4,885	-	-	4,885
Total shareholders’ equity	281,247	2,143,500	1,447,123	151,934	(3,737,672)	286,132
Total liabilities and shareholders’ equity	$2,184,590	$1,604,657	$2,052,541	$134,270	$(3,753,638)	$2,222,420

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$4,940	$820	$919	$-	$6,679
Accounts receivable, net	-	-	70,543	6,993	-	77,536
Income taxes receivable	12,665	-	6,232	43	-	18,940
Deferred income taxes	(71)	158	12,807	480	-	13,374
Prepaid expenses and other current assets	-	-	17,285	331	-	17,616
Total current assets	12,594	5,098	107,687	8,766	-	134,145

Property, plant and equipment, net	-	-	1,088,196	49,282	-	1,137,478

Intangibles and other assets:
Investments	-	3,724	111,652	-	-	115,376
Investments in subsidiaries	2,119,335	1,510,416	13,000	-	(3,642,751)	-
Goodwill	-	-	698,449	66,181	-	764,630
Other intangible assets	-	-	47,235	9,087	-	56,322
Deferred debt issuance costs, net and other assets	-	15,421	3,892	-	-	19,313
Total assets	$2,131,929	$1,534,659	$2,070,111	$133,316	$(3,642,751)	$2,227,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-	$15,277	$-	$-	$15,277
Advance billings and customer deposits	-	-	30,250	1,683	-	31,933
Dividends payable	19,510	-	-	-	-	19,510
Accrued compensation	-	-	30,737	1,844	-	32,581
Accrued interest	-	6,775	6	3	-	6,784
Accrued expense	36	-	38,211	1,451	-	39,698
Current portion of long term debt and capital
lease obligations	-	9,100	671	78	-	9,849
Current portion of derivative liability	-	443	-	-	-	443
Total current liabilities	19,546	16,318	115,152	5,059	-	156,075

Long-term debt and capital lease obligations	-	1,352,949	3,070	734	-	1,356,753
Advances due to/from affiliates, net	1,805,129	(1,953,695)	206,616	(58,050)	-	-
Deferred income taxes	(14,833)	(938)	243,427	19,009	-	246,665
Pension and postretirement benefit obligations	-	-	100,221	22,142	-	122,363
Other long-term liabilities	-	690	13,337	552	-	14,579
Total liabilities	1,809,842	(584,676)	681,823	(10,554)	-	1,896,435

Shareholders’ equity:
Common Stock	504	-	17,411	30,000	(47,411)	504
Other shareholders’ equity	321,583	2,119,335	1,366,051	113,870	(3,595,340)	325,499
Total Consolidated Communications Holdings, Inc.
shareholders’ equity	322,087	2,119,335	1,383,462	143,870	(3,642,751)	326,003
Noncontrolling interest	-	-	4,826	-	-	4,826
Total shareholders’ equity	322,087	2,119,335	1,388,288	143,870	(3,642,751)	330,829
Total liabilities and shareholders’ equity	$2,131,929	$1,534,659	$2,070,111	$133,316	$(3,642,751)	$2,227,264

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$87	$189,421	$14,893	$(3,391)	$201,010
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	86,418	3,232	(3,274)	86,376
Selling, general and administrative expenses	782	45	37,645	4,729	(116)	43,085
Acquisition and other transaction costs	223	-	-	-	-	223
Depreciation and amortization	-	-	41,596	2,055	-	43,651
Operating income (loss)	(1,005)	42	23,762	4,877	(1)	27,675
Other income (expense):
Interest expense, net of interest income	-	(20,542)	105	8	-	(20,429)
Intercompany interest income (expense)	(37,745)	41,575	(4,515)	685	-	-
Loss on extinguishment of debt	-	(41,242)	-	-	-	(41,242)
Investment income	-	-	9,004	-	-	9,004
Equity in earnings of subsidiaries, net	10,326	23,141	116	-	(33,583)	-
Other, net	-	7	(48)	1	-	(40)
Income (loss) before income taxes	(28,424)	2,981	28,424	5,571	(33,584)	(25,032)
Income tax expense (benefit)	(12,456)	(7,345)	8,922	1,775	-	(9,104)
Net income (loss)	(15,968)	10,326	19,502	3,796	(33,584)	(15,928)
Less: net income attributable to noncontrolling interest	-	-	40	-	-	40
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(15,968)	$10,326	$19,462	$3,796	$(33,584)	$(15,968)

Total comprehensive income (loss) attributable to common shareholders	$(15,512)	$10,782	$19,835	$3,887	$(34,504)	$(15,512)

	Quarter Ended June 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$5	$138,192	$16,295	$(3,456)	$151,036
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	55,755	3,441	(3,278)	55,918
Selling, general and administrative expenses	1,021	39	27,548	4,281	(178)	32,711
Acquisition and other transaction costs	943	-	34	-	-	977
Depreciation and amortization	-	-	34,084	1,921	-	36,005
Operating income (loss)	(1,964)	(34)	20,771	6,652	-	25,425
Other income (expense):
Interest expense, net of interest income	(2)	(19,781)	58	(3)	-	(19,728)
Intercompany interest income (expense)	(26,783)	31,407	(5,112)	488	-	-
Investment income	-	(41)	9,354	-	-	9,313
Equity in earnings of subsidiaries, net	28,248	21,155	218	-	(49,621)	-
Other, net	-	(500)	250	(2)	-	(252)
Income (loss) before income taxes	(501)	32,206	25,539	7,135	(49,621)	14,758
Income tax expense (benefit)	(10,308)	3,958	8,665	2,556	-	4,871
Net income (loss)	9,807	28,248	16,874	4,579	(49,621)	9,887
Less: net income attributable to noncontrolling interest	-	-	80	-	-	80
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$9,807	$28,248	$16,794	$4,579	$(49,621)	$9,807

Total comprehensive income (loss) attributable to common shareholders	$9,807	$28,551	$16,720	$4,517	$(49,621)	$9,974

Condensed Consolidating Statements of Operations

(In thousands)

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$102	$370,236	$30,060	$(6,810)	$393,588
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	166,616	6,180	(6,528)	166,268
Selling, general and administrative expenses	1,480	89	74,521	9,224	(281)	85,033
Acquisition and other transaction costs	660	-	-	-	-	660
Depreciation and amortization	-	-	83,151	4,056	-	87,207
Operating income (loss)	(2,140)	13	45,948	10,600	(1)	54,420
Other income (expense):
Interest expense, net of interest income	(96)	(41,196)	186	3	-	(41,103)
Intercompany interest income (expense)	(75,769)	83,259	(8,882)	1,392	-	-
Loss on extinguishment of debt	-	(41,242)	-	-	-	(41,242)
Investment income	-	326	15,119	-	-	15,445
Equity in earnings of subsidiaries, net	43,136	42,369	165	-	(85,670)	-
Other, net	-	7	(96)	(8)	-	(97)
Income (loss) before income taxes	(34,869)	43,536	52,440	11,987	(85,671)	(12,577)
Income tax expense (benefit)	(26,711)	400	17,728	4,105	-	(4,478)
Net income (loss)	(8,158)	43,136	34,712	7,882	(85,671)	(8,099)
Less: net income attributable to noncontrolling interest	-	-	59	-	-	59
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(8,158)	$43,136	$34,653	$7,882	$(85,671)	$(8,158)

Total comprehensive income (loss) attributable to common shareholders	$(7,603)	$43,691	$35,337	$8,064	$(87,092)	$(7,603)

	Six Months Ended June 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$-	$74	$274,447	$33,053	$(6,890)	$300,684
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	-	-	111,007	6,745	(6,534)	111,218
Selling, general and administrative expenses	1,884	78	54,904	8,776	(356)	65,286
Acquisition and other transaction costs	957	-	309	-	-	1,266
Depreciation and amortization	-	-	67,731	3,816	-	71,547
Operating income (loss)	(2,841)	(4)	40,496	13,716	-	51,367
Other income (expense):
Interest expense, net of interest income	(4)	(39,601)	56	(10)	-	(39,559)
Intercompany interest income (expense)	(53,163)	62,832	(10,608)	939	-	-
Investment income	-	(5)	17,654	-	-	17,649
Equity in earnings of subsidiaries, net	53,869	39,370	481	-	(93,720)	-
Other, net	-	(500)	(649)	(6)	-	(1,155)
Income (loss) before income taxes	(2,139)	62,092	47,430	14,639	(93,720)	28,302
Income tax expense (benefit)	(20,270)	8,223	16,731	5,309	-	9,993
Net income (loss)	18,131	53,869	30,699	9,330	(93,720)	18,309
Less: net income attributable to noncontrolling interest	-	-	178	-	-	178
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$18,131	$53,869	$30,521	$9,330	$(93,720)	$18,131

Total comprehensive income (loss) attributable to common shareholders	$18,131	$54,580	$30,373	$9,206	$(93,720)	$18,570

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(78,154)	$44,589	$119,060	$10,321	$95,816

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(61,855)	(3,683)	(65,538)
Proceeds from sale of assets	-	-	52	5	57
Proceeds from sale of investments	-	-	846	-	846
Net cash used in investing activities	-	-	(60,957)	(3,678)	(64,635)

Cash flows from financing activities:
Proceeds from bond offering	-	294,780	-	-	294,780
Proceeds from issuance of long-term debt	-	40,000	-	-	40,000
Payment of capital lease obligation	-	-	(407)	(37)	(444)
Payment on long-term debt	-	(59,550)	-	-	(59,550)
Redemption of senior notes	-	(261,874)	-	-	(261,874)
Payment of financing costs	-	(4,468)	-	-	(4,468)
Dividends on common stock	(39,076)	-	-	-	(39,076)
Share repurchases for minimum tax withholding	(282)	-	-	-	(282)
Transactions with affiliates, net	117,512	(57,989)	(54,490)	(5,033)	-
Net cash provided by (used in) financing activities	78,154	(49,101)	(54,897)	(5,070)	(30,914)
Increase (decrease) in cash and cash equivalents	-	(4,512)	3,206	1,573	267
Cash and cash equivalents at beginning of period	-	4,940	820	919	6,679
Cash and cash equivalents at end of period	$-	$428	$4,026	$2,492	$6,946

	Six Months Ended June 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(57,133)	$24,501	$108,672	$11,005	$87,045

Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(48,130)	(2,316)	(50,446)
Proceeds from sale of assets	-	-	1,209	41	1,250
Net cash used in investing activities	-	-	(46,921)	(2,275)	(49,196)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	26,000	-	-	26,000
Payment of capital lease obligation	-	-	(286)	(31)	(317)
Payment on long-term debt	-	(30,550)	-	-	(30,550)
Payment of financing costs	-	(2,524)	-	-	(2,524)
Dividends on common stock	(31,127)	-	-	-	(31,127)
Transactions with affiliates, net	88,260	(16,542)	(61,587)	(10,131)	-
Net cash provided by (used in) financing activities	57,133	(23,616)	(61,873)	(10,162)	(38,518)
Increase (decrease) in cash and cash equivalents	-	885	(122)	(1,432)	(669)
Cash and cash equivalents at beginning of period	-	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$-	$971	$2,244	$1,667	$4,882

13.  SUBSEQUENT EVENT

In July 2015, the Company offered an early retirement package to 90 employees, primarily in non-customer facing work groups or work groups where the Company believed that the potential retiree’s workload could be absorbed internally as part of the Company’s continued integration efforts, who (i) were 55 years of age or older and (ii) have provided 15 or more years of service. The early retirement package was accepted by 57 employees. The Company will incur one-time severance costs of approximately $6.7 million in August 2015, and expects approximately $4.8 million in estimated annual savings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2014 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the six months ended June 30, 2015 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Throughout this MD&A, we refer to measures that are not a measure of financial performance in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”).  We believe the use of these non-GAAP measures on a consolidated basis provides the reader with additional information that is useful in understanding our operating results and trends. These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. See the “Non-GAAP Measures” section below for a more detailed discussion on the use and calculation of these measures.

Overview

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served. We provide an array of services in consumer, commercial and carrier channels in 11 states, including local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales and cloud services.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers. Revenues increased $50.0 million and $93.0 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily from growth in commercial services, total data connections and the acquisition of Enventis Corporation (“Enventis”) in October 2014, as described below.  We expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase.

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

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. Data connections continue to increase as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  In December 2014, we introduced data speeds of up to 1 Gbps to our fiber-to-the-home customers in our Kansas market, with other markets to follow in 2015.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability. As of June 30, 2015, approximately 29% of the homes in the areas we serve subscribe to our data service.

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

The increase in our operating revenues during the first half of 2015 was offset in part by an anticipated industry wide trend of a decline in consumer voice services, access lines and related network access.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Excluding the increase in voice connections as a result of the acquisition of Enventis in 2014, total voice connections decreased 5% as of June 30, 2015 as compared to the same period in 2014.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.  In addition, our video connection growth is decelerating.  Excluding Enventis subscribers of approximately 12,504, total video connections decreased 3% as of June 30, 2015 as compared to the same period in 2014. The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription, may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  We believe this trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

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

Enventis is an advanced communications provider, which services consumer, commercial and wholesale carrier customer channels primarily in the upper Midwest.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The financial results for Enventis have been included in our condensed consolidated financial statements as of the acquisition date.  See Note 2 to the Condensed Consolidated Financial Statements included in this report in Part I – Item I “Financial Information” for a more detailed discussion of the transaction.

In conjunction with the acquisition, in September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “Existing Notes”).  The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to pay the existing indebtedness of Enventis.  A portion of the proceeds, together with cash on hand and borrowings under our credit facility, was also used to repurchase $72.8 million of our $300.0 million original aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”) during the fourth quarter of 2014, as described in the “Liquidity and Capital Resources” section below.

Issuance of Additional Senior Notes

On June 8, 2015, we issued an additional $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “2022 Notes”).  The New Notes were priced at 98.26% of par and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of the original aggregate principal amount of the 2020 Notes, to pay related fees and expenses and to reduce the outstanding balance of our revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2015 and 2014.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
			$	%			$	%
(In millions, except for percentages)	2015	2014	Change	Change	2015	2014	Change	Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$45.1	$25.6	$19.5	76%	$90.1	$50.6	$39.5	78%
Voice services	26.2	22.6	3.6	16	52.3	44.8	7.5	17
Other	2.8	2.8	-	0	5.4	5.5	(0.1)	(2)
	74.1	51.0	23.1	45	147.8	100.9	46.9	46
Consumer:
Broadband (VoIP, data and video)	54.1	49.8	4.3	9	107.8	98.5	9.3	9
Voice services	15.1	14.7	0.4	3	30.7	29.8	0.9	3
	69.2	64.5	4.7	7	138.5	128.3	10.2	8
Equipment sales and service	19.3	-	19.3	100	30.2	-	30.2	100
Subsidies	14.5	13.3	1.2	9	28.9	26.4	2.5	9
Network access	19.0	18.9	0.1	1	38.4	38.3	0.1	0
Other products and services	4.9	3.3	1.6	48	9.8	6.7	3.1	46
Total operating revenues	201.0	151.0	50.0	33	393.6	300.6	93.0	31

Operating Expenses
Cost of services and products	86.4	55.9	30.5	55	166.3	111.2	55.1	50
Selling, general and administrative costs	43.1	32.7	10.4	32	85.1	65.3	19.8	30
Acquisition and other transaction costs	0.2	1.0	(0.8)	(80)	0.6	1.3	(0.7)	(54)
Depreciation and amortization	43.6	36.0	7.6	21	87.2	71.5	15.7	22
Total operating expenses	173.3	125.6	47.7	38	339.2	249.3	89.9	36
Income from operations	27.7	25.4	2.3	9	54.4	51.3	3.1	6
Interest expense, net	(20.4)	(19.7)	(0.7)	(4)	(41.1)	(39.5)	(1.6)	(4)
Loss on extinguishment of debt	(41.2)	-	(41.2)	(100)	(41.2)	-	(41.2)	(100)
Other income	8.9	9.1	(0.2)	(2)	15.3	16.5	(1.2)	(7)
Income tax expense	(9.1)	4.9	(14.0)	(286)	(4.5)	10.0	(14.5)	(145)
Net income	(15.9)	9.9	(25.8)	(261)	(8.1)	18.3	(26.4)	(144)
Net income attributable to noncontrolling interest	0.1	0.1	-	0	0.1	0.2	(0.1)	(50)
Net income attributable to common shareholders	$(16.0)	$9.8	$(25.8)	(263)	$(8.2)	$18.1	$(26.3)	(145)

Adjusted EBITDA (1)	$80.3	$71.4	$8.9	12%	$160.0	$142.4	$17.6	12%

(1)A non-GAAP measure.  See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2015	2014	Change	% Change

Consumer customers	272,882	257,429	15,453	6%

Voice connections	493,540	436,094	57,446	13
Data connections	448,944	412,640	36,304	9
Video connections	122,155	112,471	9,684	9
Total connections	1,064,639	961,205	103,434	11%

The comparability of our consolidated results of operations and key operating statistics was impacted by the Enventis acquisition that closed on October 16, 2014, as described above.  Enventis’ results are included in our condensed consolidated financial statements as of the date of the acquisition.  The acquisition provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer include scalable high speed broadband Internet access and VoIP phone services which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer private line data services to businesses that include dedicated Internet access through our Metro Ethernet network.  Wide Area Network (“WAN”) products include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenue increased $19.5 million and $39.5 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to the acquisition of Enventis, which represented $17.7 million and $35.3 million of the increases, respectively.  Data revenue also increased from growth in data connections and a continued increase in VoIP, internet access and Metro Ethernet revenue.  Fiber transport and cellular backhaul revenue also increased as network bandwidth demand for wireless data continues to escalate.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting. Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenue increased $3.6 million and $7.5 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to the acquisition of Enventis, which represented $4.5 million and $9.0 million of the increases, respectively.  Excluding Enventis, voice services declined $0.9 million and $1.5 million, respectively, primarily due to a 6% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

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

Broadband services revenue increased $4.3 million and $9.3 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to the acquisition of Enventis, which accounted for $4.3 million and $8.4 million of the increases, respectively.  Video revenue increased despite a 3% decline in video connections due to higher pricing on our video service offerings.  Data revenue also continued to increase as a result of a 2% increase in connections as of June 30, 2015 compared to June 30, 2014.  We expect data revenue to continue to grow as a result of the rising consumer demand for data based services.  However, the revenue growth was tempered by a decrease in VoIP revenue during that same period due to a decline in voice connections as more consumers have begun to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenue increased $0.4 million and $0.9 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  Excluding the addition of Enventis revenue, voice services revenue decreased $1.3 million and $2.6 million, respectively, primarily due to a 6% decline in voice connections.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Services

Through our acquisition of Enventis in 2014, we obtained a leading market relationship with Cisco Systems, Inc. and, as a result, are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  When an equipment sale involves multiple deliverables, revenue is allocated to each respective element.  As an equipment integrator, we offer network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When multiple deliverables included in an arrangement are separable into different units of accounting, consideration is allocated based on relative selling price.  Equipment sales and services are non-recurring and changes in revenue can be attributed to the timing and volume of customer sales which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses.  During the quarter and six months ended June 30, 2015, equipment sales and service revenue increased $19.3 million and $30.2 million, respectively, compared to the same periods in 2014 due to the acquisition of Enventis in 2014.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies revenue increased $1.2 million and $2.5 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily from the acquisition of Enventis.  Excluding the increases from the acquisition of Enventis, subsidies revenue decreased $0.6 million and $1.0 million, respectively, as a result of a reduction in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenue, network special access services and end user access.  Switched access revenue includes access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access service revenue increased $0.1 million during each of the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  Excluding the addition of Enventis, network access service revenue decreased $1.9 million and $3.9 million, respectively, primarily due to a decline in switched and special access revenue.  Special access revenue declined due to a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.  Switched access revenue decreased as a result of the continuing decline in minutes of use and voice connections.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenue increased $1.6 million and $3.1 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  The growth over prior periods is primarily from the addition of Enventis revenue of $1.6 million and $3.3 million, respectively, primarily for its billing and support services.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $30.5 million and $55.1 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to the addition of the operations for Enventis during 2015, which accounted for $29.5 million and $51.6 million of the increases, respectively.  Video programming costs also increased as costs per program channel continue to rise as a result of annual rate increases and an increase in re-transmission costs for local stations.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $10.4 million and $19.8 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The acquisition of Enventis contributed $8.4 million and $17.9 million of the increases, respectively.  The remaining increase in selling, general and administrative costs was primarily due to an increase in bad debt expense and increased pension costs in the current year.

Acquisition and Other Transaction Costs

Transaction costs decreased $0.8 million and $0.7 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of the acquisition of Enventis, which closed in the fourth quarter of 2014.  Transaction costs consist primarily of legal, finance and other professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased $7.6 million and $15.7 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of the acquisition of Enventis during 2014, which accounted for $9.4 million and $18.8 million of the increases, respectively.  Excluding the addition of the operations for Enventis, depreciation and amortization expense decreased $1.8 million and $3.1 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of certain circuit, network and terminal equipment becoming fully depreciated during 2015.

Regulatory Matters

Our revenues are subject to broad federal and/or state regulation, which include such telecommunications services as local telephone service, network access service and toll service and are derived from various sources, including:

•                  business and residential subscribers of basic exchange services;

•                  surcharges mandated by state commissions;

•                  long-distance carriers for network access service;

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs increased $1.2 million and $2.5 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to the acquisition of Enventis in October 2014.

In order for an eligible telecommunications carrier (“ETC”) to receive high-cost support, the USF/Intercarrier Compensation (“ICC”) Transformation Order requires states to certify annually that USF support is used only for the provision, maintenance and upgrading of facilities and services for which the support is intended.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  For calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest Communications (“SureWest”) did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012 submission to the FCC.  In January 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. In February 2013, the CPUC filed a certification with the FCC with respect to SureWest. In October 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  In November 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management is optimistic that the Company may prevail in its application to the Commission and receive USF funding for the period January 1, 2013 through June 30, 2013 based on the change in SureWest’s USF filing status caused by the change in the ownership of SureWest, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest had a previously filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld and the FCC’s past practice of granting waivers to accept late filings in similar situations. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of previously recognized revenues, in December 2013 we reversed $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

Our recently acquired Enventis ILEC properties are cost-based rate of return companies. Historically, under FCC rules governing rate making, these ILECs were required to establish rates for their interstate telecommunications services based on projected demand usage for the various services.  We projected our earnings through the use of annual cost separation studies, which utilized estimated total cost information and projected demand usage. Carriers were required to follow FCC rules in the preparation of these annual studies.  We determined actual earnings from our interstate rates as actual volumes and costs became known. Effective January 1, 2015, our Enventis ILECs are treated as price cap companies for universal service purposes.  In March 2015, we filed a petition for waiver to keep them as rate of return companies for switched and special access.  If the petition is denied, they would convert to price cap companies effective October 16, 2015.  We expect certain adjustments to take place over 24 months as a result of exiting the National Exchange Carrier Association (“NECA”) pool; however, we do not anticipate that they will be material to our condensed consolidated financial statements or results of operations.

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from the USF, Connect America Fund (“CAF”) and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, Phase I of the CAF was implemented, which froze USF support to price cap holding companies until the FCC implemented a broadband cost model to shift support from voice service to broadband.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  We expect that our network access revenues for 2015 will decrease by as much as $1.9 million compared to 2014 as a result of the implementation of the Order.

In December 2014, the FCC released a report and order that addresses, among other things, the transition to CAF Phase II for price cap carriers, the acceptance criteria of CAF Phase II funding and the rules for the competitive bidding process.  For companies that accept the CAF Phase II model based support, there will be a three year transition period in instances where their current Phase I frozen funding exceeds the Phase II funding. If Phase II funding exceeds Phase I, then transitional support is waived and Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations, with funding received over six years beginning in mid-2015.

Companies that do not accept the CAF Phase II funding will continue to receive Phase I frozen support amounts until funding for their service area is awarded to another carrier through the competitive bidding process, which is expected to be completed in 2016.  In addition, companies that do not accept the model based support will be eligible to participate in the competitive bidding process.  There is no statewide commitment associated with the auction process; ILECs will only be required to build to the locations won, and funding will be received over 10 years.  The broadband requirement at the onset of the funding period is 10 Mbps downstream and 1 Mbps upstream and is subject to change over the remaining years.

In April 2015, the FCC released the CAF Phase II right of first refusal (“ROFR”) offers of support to price cap carriers to fund deployment of voice and broadband-capable networks.  The CAF Phase II ROFR provides, if accepted, annual funding up to $13.9 million through 2020.  We have until August 27, 2015 to accept the ROFR, which can be accepted on a state by state basis.  The current funding under CAF Phase I of $36.6 million will be replaced by the CAF Phase II funding.  In states where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding, if accepted, would be received with a retroactive payment back to January 1, 2015.  We only have one state where CAF Phase II funding exceeds CAF Phase I funding.  For all other states, funding under CAF Phase II is less than the CAF Phase I funding levels.  If CAF Phase II funding is accepted in these states, the acceptance of funding to the lower level will be over a three year period at the rates of: 75% in 2015, 50% in 2016 and 25% in 2017.  If we do not accept the CAF Phase II funding, the census blocks in question will be awarded through the competitive bidding process.  During the competitive bidding process, the funding provided to us under CAF Phase I will continue until a winner is declared.  We are in the process of evaluating our options and expect to respond to the ROFR prior to August 27, 2015.

In March 2015, the FCC released its net neutrality order which applies to all wireline and wireless providers of broadband internet access services.  The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulations disallow blocking, throttling and paid prioritization by internet service providers.  The net neutrality order also requires providers to disclose certain information to consumers on rates, fees, data allowances and packet loss.  Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.  We are evaluating the net neutrality order, and we currently do not believe the order will result in any significant changes to the services we provide our customers, nor do we believe it will have a material impact on our financial position or results of operations.

State Matters

California

In an ongoing proceeding relating to the New Regulatory Framework, the CPUC adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  In December 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state.  Subsequently, the CPUC issued a ruling temporarily deferring the proceeding.  The status on when the CPUC may open this proceeding is unclear and on hold at this time. The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.  The Company will continue to monitor this matter.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT in August 2013.  In accordance with the provisions of the settlement agreement, the HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for in April 2014 and implemented in June 2014.

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state commissioners in May 2014, which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  The deadline for submission of the needs test is December 31, 2016.  We expect to complete the needs test as required and file for continued funding by the 2016 deadline.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $0.7 million and $1.6 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to the issuance of a $200.0 million offering of our 6.50% Senior Notes due 2022 in September 2014, the proceeds of which were used, in part, to fund the acquisition of Enventis. In June 2015, we issued an additional $300.0 million in 6.50% Senior Notes due 2022, which were used, in part, to redeem our outstanding 10.875% Senior Notes due 2020, as described below. The replacement of the 10.875% Senior Notes with the 6.50% Senior Notes is expected to reduce annual interest expense approximately $9.7 million in 2015 as compared to 2014.  Interest expense was also reduced in 2015 by declines in non-cash interest expense related to our de-designated interest rate swap agreements.

During the quarter and six months ended June 30, 2015, we redeemed the remaining $227.2 million of the original aggregate principal amount of our 10.875% Senior Notes due 2020, as described in the “Liquidity and Capital Resources” section below.  In connection with the redemption of these notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.

Investment income decreased $0.3 million and $2.2 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower earnings from our wireless partnership interests.  In addition, we recognized an other-than-temporary impairment loss of $0.8 million during the six months ended June 30, 2015 as a result of the sale of our equity interest in Central Valley Independent Network, LLC. Other expense, net decreased $0.2 million and $1.0 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to the loss on the sale of an office facility and other related assets in Pennsylvania in 2014.

Income Taxes

Income taxes decreased $14.0 million and $14.5 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Our effective tax rate was 36.4% and 35.6% for the quarter and six months ended June 30, 2015, respectively, compared to 33.0% and 35.3% for the quarter and six months ended June 30, 2014, respectively. For the quarter and six-month periods ended June 30, 2015, the effective tax rate differs from the federal and state statutory rates primarily due to non-deductible expenses, state taxable income differences and state tax credits. For the quarter and six-month periods ended June 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a valuation allowance set up on federal net operating loss carryforwards subject to separate return limitation year restrictions.  Exclusive of this adjustment, our effective tax rate for the quarter and six months ended June 30, 2014 would have been approximately 36.6% and 37.2%, respectively.

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

EBITDA is defined as net earnings before interest expense, income taxes and depreciation and amortization.  Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted or required under our credit facility as described in the reconciliations below.  These measures are a common measure of operating performance in the telecommunications industry and are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash.

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters and six months ended June 30, 2015 and 2014:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Net cash provided by operating activities	$43,412	$38,651	$95,816	$87,045
Adjustments:
Non-cash, share-based compensation	(710)	(940)	(1,523)	(1,724)
Loss on extinguishment of debt	(41,242)	-	(41,242)	-
Other adjustments, net	1,018	18	(969)	(2,732)
Changes in operating assets and liabilities	25,245	8,163	27,026	7,267
Interest expense, net	20,429	19,728	41,103	39,559
Income taxes	(9,104)	4,871	(4,478)	9,993
EBITDA	39,048	70,491	115,733	139,408

Adjustments to EBITDA:
Other, net (1)	(7,741)	(8,770)	(12,642)	(16,487)
Investment distributions (2)	7,087	8,706	14,166	17,792
Loss on extinguishment of debt	41,242	-	41,242	-
Non-cash, share-based compensation (3)	710	940	1,523	1,724
Adjusted EBITDA	$80,346	$71,367	$160,022	$142,437

(1)             Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, transaction related costs, including severance, and certain other miscellaneous items.

(2)             Includes all cash dividends and other cash distributions received from our investments.

(3)             Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents and, if needed, borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures, meet scheduled payments of long-term debt, make dividend payments and invest in future business opportunities.

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$95,816	$87,045
Investing activities	(64,635)	(49,196)
Financing activities	(30,914)	(38,518)
Increase (decrease) in cash and cash equivalents	$267	$(669)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $95.8 million during the six-month period ended June 30, 2015, an increase of $8.8 million compared to the same period in 2014.  Cash provided by operating activities increased primarily as a result of additional cash flows and earnings provided by the addition of the Enventis operations as well as an increase in accounts payable related to the timing of payments to suppliers. These increases were offset in part by a decline in cash distributions from our wireless partnerships in 2015 and an increase in accounts receivable related to the timing and volume of equipment sales.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $64.6 million during the six-month period ended June 30, 2015, an increase of $15.4 million compared to the same period in 2014, and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $65.5 million during the six-month period ended June 30, 2015, an increase of $15.1 million compared to the same period in 2014.  Capital expenditures for the remainder of 2015 are expected to be $62.0 million to $66.0 million, of which approximately 64% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2015 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends.

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

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million, which commenced March 31, 2014, and has an interest rate of London Interbank Offered Rate (“LIBOR”) plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at June 30, 2015, the borrowing margin for the next three month period ending September 30, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2015 and December 31, 2014, borrowings of $24.0 million and $39.0 million were outstanding under the revolving credit facility, respectively.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  At June 30, 2015, $49.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.14% and 4.20% at June 30, 2015 and December 31, 2014, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2015, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement.  As of June 30, 2015, and including the $19.6 million dividend declared in May 2015 and paid on August 1, 2015, we had $214.5 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2015, our total net leverage ratio under the Credit Agreement was 4.39:1.00, and our interest coverage ratio was 3.82:1.00.

6.50% Senior Notes due 2022

On June 8, 2015, we completed an offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $4.5 million incurred in connection with the issuance of the New Notes are being amortized using the effective interest method over the term of the notes.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”) and to pay related fees and expenses.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.

The New Notes were issued as additional notes under the same indenture pursuant to the $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “Existing Notes” and together with the New Notes, the “2022 Notes”) that we previously issued on September 18, 2014.  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to repay the existing indebtedness of Enventis. A portion of the net proceeds, together with cash on hand and borrowings from the revolving credit facility, were also used to repurchase $72.8 million of the original aggregate principal amount of the 2020 Notes during the fourth quarter of 2014.

The 2022 Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The 2022 Notes are senior unsecured obligations of the Company.

The 2022 Notes have not been registered under the Securities Act or any state securities laws, and, unless so registered, may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act.  By the end of 2015, we expect to conduct an exchange offer to issue registered notes under the Securities Act in exchange for the 2022 Notes pursuant to the registration rights agreement. The terms of the registered notes are expected to be substantially identical to the 2022 Notes and the exchange offer will not impact the aggregate principal amount of the 2022 Notes outstanding.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the 2022 Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.

Among other matters, the 2022 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” (as defined in the indenture) if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At June 30, 2015, this ratio was 4.33:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $214.0 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2015 and paid on August 1, 2015, there was $294.4 million of the $508.4 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at June 30, 2015. As of June 30, 2015, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2015 and 2021.  As of June 30, 2015, the present value of the minimum remaining lease commitments was approximately $5.1 million, of which $1.0 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $6.9 million as of June 30, 2015, of which $4.7 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $39.1 million and $31.1 million in dividend payments to shareholders during the six-month periods ended June 30, 2015 and 2014, respectively.  In May 2015, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on August 1, 2015 to stockholders of record at the close of business on July 15, 2015.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratios)	2015	2014
Cash and cash equivalents	$6,946	$6,679
Working capital (deficit)	(1,866)	(21,930)
Current ratio	0.99	0.86

Our net working capital position improved $20.1 million at June 30, 2015 as compared to December 31, 2014 primarily as a result of an increase in accounts receivable due to growth in equipment sales in the current quarter.  Income tax receivable also increased primarily due to the loss on the extinguishment of debt recognized in 2015.  The improvement in working capital was also due to an increase in prepaid expenses and a decline in current liabilities due to a decrease in accrued compensation in 2015.

Our most significant uses of funds in the remainder of 2015 are expected to be for: (i) dividend payments of approximately $39.0 million; (ii) interest payments on our indebtedness of approximately $35.0 million and principal payments on debt of $4.5 million; (iii) capital expenditures of between $62.0 million and $66.0 million and (iv) pension and other post-retirement obligations of $9.7 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate.  Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities.  There can be no assurance that we will be able to generate sufficient cash flows from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash.  Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition and the results of operations.

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2015, we had approximately $3.8 million of these bonds outstanding.

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

The costs to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Pension Plan assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We estimate the long-term rate of return of Pension Plan assets will be 8.0%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

In 2015, we expect to make contributions totaling approximately $12.3 million to the Retirement Plan and $3.8 million to our other post-retirement plans.  As of June 30, 2015, we have contributed $5.2 million and $1.2 million to our Retirement Plan and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information” for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order reformed the current USF system by redirecting support from voice services to broadband services. The broadband cost model for this reform is expected to be finalized in the third quarter of 2015.  The initial phase of ICC reform decreased our network access revenue $0.3 million and $0.6 million during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  We anticipate network access revenue will continue to decline as a result of the Order through 2018 by as much as $1.9 million in 2015 and $1.9 million, $4.8 million and $6.8 million in each of 2016, 2017 and 2018, respectively.

In April 2015, the FCC released the CAF Phase II right of first refusal offers of support to price cap carriers to fund deployment of voice and broadband-capable networks.  The CAF Phase II ROFR provides, if accepted, annual funding up to $13.9 million through 2020.  We have until August 27, 2015 to accept the ROFR, which can be accepted on a state by state basis.  The current funding under CAF Phase I of $36.6 million will be replaced by the CAF Phase II funding.  In states where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding, if accepted, would be received with a retroactive payment back to January 1, 2015.  We only have one state where CAF Phase II funding exceeds CAF Phase I funding.  For all other states, funding under CAF Phase II is less than the CAF Phase I funding levels.  If CAF Phase II funding is accepted in these states, the acceptance of funding to the lower level will be over a three year period at the rates of: 75% in 2015, 50% in 2016 and 25% in 2017.  If we do not accept the CAF Phase II funding, the census blocks in question will be awarded through the competitive bidding process.  During the competitive bidding process, the funding provided to us under CAF Phase I will continue until a winner is declared.  We are in the process of evaluating our options and expect to respond to the ROFR prior to August 27, 2015.

In accordance with the provisions of SB 583 as discussed in the “Regulatory Matters” section above, effective January 1, 2014, our annual $1.4 million Texas HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In addition, in August 2013, the Company reached a settlement agreement with the PUCT under which the HCF draw will be reduced by approximately $1.2 million annually, or approximately $4.8 million in total, over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow. In April 2015, we filed a local rate increase of $1.30 per line to offset the Texas HCAF scheduled reduction.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2014 Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements, included in this report in Part I - Item I “Financial Information”.

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

At June 30, 2015, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of June 30, 2015, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at June 30, 2015 that is not subject to a variable rate floor, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $0.2 million.

As of June 30, 2015, the fair value of our interest rate swap agreements amounted to a net liability of $1.6 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $1.2 million at June 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2015.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015.

Change in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Five putative class action lawsuits were filed by alleged Enventis Corporation (“Enventis”) shareholders that challenged the Company’s merger with Enventis in which the Company, Sky Merger Sub Inc., Enventis and members of the Enventis board of directors were named as defendants.  The shareholder actions were filed in the Fifth Judicial District, Blue Earth County, Minnesota.  The actions generally alleged, among other things, that each member of the Enventis board of directors breached fiduciary duties to Enventis and its shareholders by authorizing the sale of Enventis to the Company for consideration that allegedly was unfair to the Enventis shareholders, agreeing to terms that allegedly unduly restricted other bidders from making a competing offer, as well as allegations regarding disclosure deficiencies in the joint proxy statement/prospectus.  The complaints also alleged that the Company and Sky Merger Sub Inc. aided and abetted the breaches of fiduciary duties allegedly committed by the members of the Enventis board of directors.  The lawsuits sought, amongst other things, equitable relief, including an order to prevent the defendants from consummating the merger on the agreed-upon terms.  The Enventis board of directors appointed a Special Litigation Committee to address the claims.  We believed that these claims were without merit.  On September 19, 2014, the District Court entered an order consolidating the five lawsuits as In Re: Enventis Corporation Shareholder Litigation, Case No. 07-CV-14-2489.  On September 23, 2014, the District Court entered an order that denied the plaintiffs’ request for expedited proceedings and stayed all proceedings “pending the completion of the Special Litigation Committee and the issuance of its decision.” On February 2, 2015, the Special Litigation Committee issued a report stating that the claims lacked merit and should not proceed.  On March 4, 2015, the members of the Enventis board of directors filed a motion to dismiss all of the claims with prejudice.  On March 11, 2015, the Company, Sky Merger Sub Inc. and Enventis filed their motion to dismiss the matter with prejudice.  A hearing on the motions to dismiss was scheduled for May 8, 2015.  However, on April 29, 2015, all parties entered into an agreed stipulation to dismiss all claims with prejudice.  On May 4, 2015, the court entered an order granting the parties’ stipulation to dismiss all claims, and on May 6, 2015, the court entered the judgment of dismissal dismissing all claims with prejudice and without costs to any party.

In 2014, Sprint Corporation, Level 3 Communications, Inc. and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $1.8 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving common questions of fact. The U.S. District Court in Dallas, Texas is expected to hear the case no later than September 2015.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 15, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees.  A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. A briefing schedule has not been set. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver’s favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008 through 2013 is approximately $4.2 million.  Audits for calendar years 2008 through 2010 have been filed for appeal and have received continuances pending the outcome of the present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $7.3 million.  Appeals of cases for calendar years 2008, 2009 and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

We anticipate that the outstanding audits and subsequent appeals will be continued pending the outcome of the Verizon litigation. The Gross Receipts Tax issues in the Verizon Pennsylvania case are substantially the same as those presently facing CCPA and CCES.  In addition, there are numerous telecommunications carriers with Gross Receipts Tax matters dealing with the same issues that are in various stages of appeal before the Board of Finance and Revenue and the Commonwealth Court.  Those appeals by other similarly situated telecommunications carriers have been continued until resolution of the Verizon Pennsylvania case.  We believe that these assessments and the positions taken by the Commonwealth of Pennsylvania are without substantial merit.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

We are from time to time involved in various other legal proceedings and regulatory actions arising out of our operations.  We do not believe that any of these, individually or in the aggregate, will have a material adverse effect upon our business, operating results or financial condition.

ITEM 6. EXHIBITS

4.1

Third Supplemental Indenture, dated as of June 8, 2015, among Consolidated Communications Enterprise Services, Inc.; Consolidated Communications of Fort Bend Company; Consolidated Communications of Pennsylvania Company, LLC; Consolidated Communications Services Company; Consolidated Communications of Texas Company; SureWest Fiber Ventures, LLC; SureWest Kansas, Inc.; SureWest Telephone; SureWest TeleVideo; Cable Network, Inc.; Crystal Communications, Inc.; Enterprise Integration Services, Inc.; Enventis Corporation; Enventis Telecom, Inc.; Heartland Telecommunications Company of Iowa; IdeaOne Telecom, Inc.; Mankato Citizens Telephone Company; Mid-Communications, Inc.; and National Independent Billing, Inc. (collectively, the “Subsidiary Guarantors”); the Company; Consolidated Communications, Inc.; and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 8, 2015)

4.2

Registration Rights Agreement, dated as of June 8, 2015, among the Company, Consolidated Communications, Inc., the Subsidiary Guarantors and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 8, 2015)

4.3	Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

10.1

Purchase Agreement, dated June 3, 2015, by and among, Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., Consolidated Communications Enterprise Services, Inc., Consolidated Communications of Pennsylvania Company, LLC, SureWest Fiber Ventures, LLC, SureWest Kansas, Inc., Consolidated Communications Services Company, Consolidated Communications of Fort Bend Company, Consolidated Communications of Texas Company, SureWest Telephone, SureWest TeleVideo, Cable Network, Inc., Crystal Communications, Inc., Enterprise Integration Services, Inc., Enventis Corporation, Enventis Telecom, Inc., Heartland Telecommunications Company of Iowa, IdeaOne Telecom, Inc., Mankato Citizens Telephone Company, Mid-Communications, Inc., National Independent Billing, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 3, 2015)

10.2

Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (as amended and restated effective May 4, 2015) (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed with the SEC on March 27, 2015)

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 7, 2015	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)