Form 10-Q
period 2015-09-30
Consolidated Communications Holdings, Inc.
filed 2015-11-06
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2015

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

Non-accelerated filer___ (Do not check if a smaller reporting company)Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No   X

On October 30, 2015, the registrant had 50,509,148 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$193,958	$149,040	$587,546	$449,724

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	83,209	56,435	249,477	167,653
Selling, general and administrative expenses	50,649	32,659	135,682	97,945
Acquisition and other transaction costs	395	729	1,055	1,995
Depreciation and amortization	46,057	34,968	133,264	106,515
Income from operations	13,648	24,249	68,068	75,616

Other income (expense):
Interest expense, net of interest income	(19,174)	(20,721)	(60,277)	(60,280)
Loss on extinguishment of debt	—	—	(41,242)	—
Investment income	10,601	8,315	26,046	25,964
Other, net	(110)	293	(207)	(862)
Income (loss) before income taxes	4,965	12,136	(7,612)	40,438

Income tax expense (benefit)	2,220	4,387	(2,258)	14,380

Net income (loss)	2,745	7,749	(5,354)	26,058
Less: net income attributable to noncontrolling interest	150	107	209	285
Net income (loss) attributable to common shareholders	$2,595	$7,642	$(5,563)	$25,773

Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.05	$0.19	$(0.11)	$0.63

Dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$2,745	$7,749	$(5,354)	$26,058
Pension and post-retirement obligations:
Amortization of actuarial losses (gains) and prior service credit to earnings, net of tax	401	(136)	1,267	(408)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(390)	-	(1,192)	-
Reclassification of realized loss to earnings, net of tax	185	290	676	1,001
Comprehensive income (loss)	2,941	7,903	(4,603)	26,651
Less: comprehensive income attributable to noncontrolling interest	150	107	209	285
Total comprehensive income (loss) attributable to common shareholders	$2,791	$7,796	$(4,812)	$26,366

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,854	$6,679
Accounts receivable, net of allowance for doubtful accounts	73,304	77,536
Income tax receivable	27,198	18,940
Deferred income taxes	13,216	13,374
Prepaid expenses and other current assets	17,528	17,616
Total current assets	155,100	134,145

Property, plant and equipment, net	1,113,890	1,137,478
Investments	106,183	115,376
Goodwill	764,630	764,630
Other intangible assets	46,909	56,322
Deferred debt issuance costs, net and other assets	16,373	19,313
Total assets	$2,203,085	$2,227,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,903	$15,277
Advance billings and customer deposits	31,407	31,933
Dividends payable	19,566	19,510
Accrued compensation	22,865	32,581
Accrued interest	17,330	6,784
Accrued expense	39,469	39,698
Current portion of long-term debt and capital lease obligations	10,120	9,849
Current portion of derivative liability	362	443
Total current liabilities	155,022	156,075

Long-term debt and capital lease obligations	1,406,297	1,356,753
Deferred income taxes	251,217	246,665
Pension and other postretirement obligations	104,247	122,363
Other long-term liabilities	16,070	14,579
Total liabilities	1,932,853	1,896,435

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,509,148 and 50,364,579 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	505	504
Additional paid-in capital	295,581	357,139
Retained earnings	—	—
Accumulated other comprehensive loss, net	(30,889)	(31,640)
Noncontrolling interest	5,035	4,826
Total shareholders’ equity	270,232	330,829
Total liabilities and shareholders’ equity	$2,203,085	$2,227,264

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended September 30,
	2015	2014

Net cash provided by operating activities	$167,637	$133,364

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(100,119)	(76,038)
Proceeds from sale of assets	118	1,563
Proceeds from sale of investments	846	—
Restricted cash related to acquisition	—	(149,917)
Net cash used in investing activities	(99,155)	(224,392)

Cash flows from financing activities:
Proceeds from bond offering	294,780	200,000
Restricted cash on bond offering	—	(54,886)
Proceeds from issuance of long-term debt	61,000	28,000
Payment of capital lease obligation	(658)	(481)
Payment on long-term debt	(80,825)	(32,825)
Redemption of senior notes	(261,874)	—
Payment of financing costs	(4,805)	(2,707)
Share repurchases for minimum tax withholding	(282)	—
Dividends on common stock	(58,643)	(46,734)
Net cash (used in) provided by financing activities	(51,307)	90,367
Increase (decrease) in cash and cash equivalents	17,175	(661)
Cash and cash equivalents at beginning of period	6,679	5,551
Cash and cash equivalents at end of period	$23,854	$4,890

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

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud services, data center and managed services, directory publishing and equipment sales.  As of September 30, 2015, we had approximately 488 thousand voice connections, 452 thousand data connections and 120 thousand video connections.

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

Issuance of Additional Senior Notes

On June 8, 2015, we issued an additional $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which our $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “Existing Notes” and together with the New Notes, the “2022 Notes”) were previously issued on September 18, 2014.  The New Notes were priced at 98.26% of par and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of the original aggregate principal amount of the 10.875% Senior Notes due 2020 (the “2020 Notes”), to pay related fees and expenses and to reduce the amount outstanding on our revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the nine months ended September 30, 2015.  See Note 6 for a more complete discussion of the transaction.

During the quarter ended September 30, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act of 1933, as amended (the “Securities Act”).  The terms of the registered 2022 Notes are substantially identical to the 2022 Notes prior to the exchange, except that the notes are now registered under the Securities Act and the transfer restrictions and registration rights applicable to the 2022 Notes no longer apply to the registered 2022 Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

Early Retirement Program

As part of the Company’s continued integration efforts, an early retirement program was initiated during the quarter ended September 30, 2015 to a group of select employees who were 55 years of age or older and who have provided 15 or more years of service.  The employees were primarily in non-customer facing positions or positions in which the Company believed the retiree’s workload could be absorbed internally as part of the Company’s continuing cost saving initiatives.  The early retirement package was accepted by approximately 60 employees and, as a result, one-time severance costs of $7.2 million were incurred during the quarter ended September 30, 2015.  The Company expects approximately $4.8 million in future annual savings as a result of the early retirement program.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that the acquiring company in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015 and should be applied prospectively with early adoption permitted. The adoption of ASU 2015-16 is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

In April 2015, FASB issued the Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. Upon adoption of this guidance, that financial statement classification of debt issuance costs will change from assets to liabilities on our condensed consolidated balance sheet.

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

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued the Accounting Standards Update No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, the new guidance in ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017.  Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard.  We are currently evaluating the alternative methods of adoption and the effect on our condensed consolidated financial statements and related disclosures.

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

At the effective time of the merger, each share of common stock, no par value, of Enventis owned immediately prior to the effective time of the merger converted into and became the right to receive 0.7402 shares of our common stock, par value of $0.01 per share, plus cash in lieu of fractional shares, as set forth in the merger agreement.  Based on the closing price of our common stock of $25.40 per share on the date preceding the merger, the total value of the purchase consideration exchanged was $257.7 million, excluding the repayment of Enventis’ outstanding debt of $149.9 million.  On the date of the merger, we issued an aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.  The results of operations of Enventis have been reported in our condensed consolidated financial statements as of the effective date of the acquisition.

The acquisition was accounted for in accordance with the acquisition method of accounting for business combinations.  The tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition.  The valuation of the net assets acquired was finalized during the quarter ended September 30, 2015.

The final estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

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

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to our overall corporate strategy in addition to synergies and acquired workforce.  Goodwill is not deductible for income tax purposes.

The identifiable intangible assets acquired include customer relationships of $19.6 million, tradenames of $1.4 million and non-compete agreements of $5.6 million. The identifiable intangible assets are amortized using the straight-line method over their estimated useful lives, which is five to nine years for customer relationships, depending on the nature of the customer, five years for non-compete agreements and two years for tradenames.

During the nine months ended September 30, 2015, we made certain adjustments to the fair value of the assets acquired and liabilities assumed which resulted in an increase in property, plant and equipment of $2.1 million, intangible assets of $6.0 million, pension and other post-retirement obligations of $6.3 million and deferred income taxes of $0.6 million. The net impact of the adjustments increased net assets acquired and reduced goodwill by $1.2 million.  These adjustments have been retrospectively applied on the balance sheet as of the acquisition date.  There was no material impact to amounts previously reported in the statement of operations as a result of these adjustments. During the quarter ended September 30, 2015, no significant adjustments were recorded to the preliminary valuation of the net assets acquired.

In connection with the opening balance sheet adjustment for the pension and other post-retirement obligations discussed above, we determined certain changes to the plan should be recognized as a post-acquisition event. As a result, the valuation of the post-retirement obligation was revised to appropriately reflect the changes in the plan provisions as a result of the acquisition.  These changes resulted in a decrease to the pension and other post-retirement obligations liability of $6.3 million, an increase in deferred taxes of $2.4 million and a decrease in accumulated other comprehensive loss of $3.9 million, which have been reflected in the condensed consolidated balance sheet as of December 31, 2014.  The impact of the change to the results of operations was not material.

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

	Quarter Ended	Nine Months Ended
(Unaudited; in thousands, except per share amounts)	September 30, 2014	September 30, 2014
Operating revenues	$203,450	$598,097
Income from operations	$25,505	$78,800
Net income	$7,831	$24,624
Less: net income attributable to noncontrolling interest	107	285
Net income attributable to common stockholders	$7,724	$24,339

Net income per common share-basic and diluted	$0.15	$0.49

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

3.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share (“EPS”) are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends during the vesting term. Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period.  Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income (loss)	$2,745	$7,749	$(5,354)	$26,058
Less: net income attributable to noncontrolling interest	150	107	209	285
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	2,595	7,642	(5,563)	25,773
Less: earnings allocated to participating securities	119	153	-	459
Net income (loss) attributable to common shareholders	$2,476	$7,489	$(5,563)	$25,314

Weighted-average number of common shares outstanding	50,174	39,877	50,166	39,877

Net income (loss) per basic and diluted common share attributable to common shareholders	$0.05	$0.19	$(0.11)	$0.63

Diluted earnings (loss) per common share attributable to common shareholders for the quarter and nine months ended September 30, 2015 both exclude 0.3 million potential common shares that could be issued under our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect. For each of the quarter and nine months ended September 30, 2014, diluted earnings per common share attributable to common shareholders excluded 0.4 million potential common shares.

4.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Cash surrender value of life insurance policies	$2,044	$2,039
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,971	7,645
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,381	27,990
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,181	7,451
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	26,006	23,894
CVIN, LLC	-	1,757
Totals	$106,183	$115,376

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters or nine months ended September 30, 2015 or 2014 as no factors indicating impairment existed.  For the quarters ended September 30, 2015 and 2014, we received cash distributions from these partnerships totaling $5.0 million and $3.8 million, respectively. For the nine months ended September 30, 2015 and 2014, we received cash distributions from these partnerships totaling $9.8 million and $11.1 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended September 30, 2015 and 2014, we received cash distributions from these partnerships totaling $15.0 million and $3.8 million, respectively. For the nine months ended September 30, 2015 and 2014, we received cash distributions from these partnerships totaling $24.3 million and $14.2 million, respectively.

During the quarter ended June 30, 2015, we sold our 6.96% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California. CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  As a result of the sale, we recognized an other-than-temporary impairment loss of $0.8 million during the nine months ended September 30, 2015 to reduce the investment to its estimated fair value.  The impairment charge is included in investment income within other income (expense) in the condensed consolidated statements of operations.  We did not receive any distributions from this partnership during the quarters or nine months ended September 30, 2015 and 2014.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Total revenues	$86,885	$85,511	$259,901	$249,556
Income from operations	27,322	24,233	81,127	73,539
Net income before taxes	26,991	24,271	80,606	73,633
Net income	26,991	24,271	80,606	73,633

	September 30,	December 31,
(In thousands)	2015	2014
Current assets	$65,765	$52,866
Non-current assets	95,784	93,771
Current liabilities	21,060	16,253
Non-current liabilities	52,527	3,225
Partnership equity	87,962	127,159

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements as of September 30, 2015 and December 31, 2014 were as follows:

		As of September 30, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(362)	$-	$(362)	$-
Long-term interest rate swap liabilities	(1,508)	-	(1,508)	-
Total	$(1,870)	$-	$(1,870)	$-

		As of December 31, 2014
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(443)	—	$(443)	—
Long-term interest rate swap liabilities	(690)	—	(690)	—
Total	$(1,133)	$—	$(1,133)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$51,568	n/a	$61,092	n/a
Investments, at cost	$52,571	n/a	$52,245	n/a
Long-term debt, excluding capital leases	$1,411,546	$1,362,547	$1,362,049	$1,381,972

Cost & Equity Method Investments

Our investments as of September 30, 2015 and December 31, 2014 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Senior secured credit facility:
Term 4 loan, net of discount of $3,494 and $3,948 as of September 30, 2015 and December 31, 2014, respectively	$890,581	$896,952
Revolving loan	26,000	39,000
10.875% Senior notes due 2020, net of discount of $1,121 as of December 31, 2014	—	226,097
6.50% Senior notes due 2022, net of discount of $5,035 as of September 30, 2015	494,965	200,000
Capital leases	4,871	4,553
	1,416,417	1,366,602
Less: current portion of long-term debt and capital leases	(10,120)	(9,849)
Total long-term debt	$1,406,297	$1,356,753

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio as of September 30, 2015, the borrowing margin for the next three month period ending December 31, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2015 and December 31, 2014, borrowings of $26.0 million and $39.0 million were outstanding under the revolving credit facility, respectively.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of September 30, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of September 30, 2015, $47.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.22% and 4.20% as of September 30, 2015 and December 31, 2014, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of September 30, 2015, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of September 30, 2015, and including the $19.6 million dividend declared in August 2015 and paid on November 2, 2015, we had $226.1 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of September 30, 2015, our total net leverage ratio under the Credit Agreement was 4.24:1.00, and our interest coverage ratio was 3.99:1.00.

Senior Notes

6.50% Senior Notes due 2022

On June 8, 2015, we completed an offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $4.5 million incurred in connection with the issuance of the New Notes are being amortized using the effective interest method over the term of the notes.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020, to pay related fees and expenses and to reduce the amount outstanding on the revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the nine months ended September 30, 2015.

The New Notes were issued as additional notes under the same indenture pursuant to which the $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “Existing Notes” and together with the New Notes, the “2022 Notes”) were previously issued on September 18, 2014.  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to repay the existing indebtedness of Enventis. A portion of the net proceeds, together with cash on hand and borrowings from the revolving credit facility, were also used to repurchase $72.8 million of the original aggregate principal amount of the 2020 Notes during the fourth quarter of 2014.

The 2022 Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year. Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The 2022 Notes are senior unsecured obligations of the Company.

During the quarter ended September 30, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act.  The terms of the registered 2022 Notes are substantially identical to those of the 2022 Notes prior to the exchange, except that the 2022 Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the 2022 Notes no longer apply to the registered 2022 notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

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

Among other matters, the 2022 Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of September 30, 2015, this ratio was 4.33:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $233.5 million have been paid since May 30, 2012, including the quarterly dividend declared in August 2015 and paid on November 2, 2015, there was $325.4 million of the $558.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of September 30, 2015.  As of September 30, 2015, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2015 and 2021.  As of September 30, 2015, the present value of the minimum remaining lease commitments was approximately $4.9 million, of which $1.0 million was due and payable within the next twelve months. The leases require total remaining rental payments of $6.5 million as of September 30, 2015, of which $4.5 million will be paid to LATEL LLC, a related party entity.

 7.  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates. Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed‑rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  Derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets.  We may designate certain of our interest rate swaps as cash flow hedges of our expected future interest payments.  For derivative instruments designated as a cash flow hedge, the effective portion of the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, including those that have been de-designated, changes in fair value are recognized on a current basis in earnings.  The ineffective portion of the change in fair value of any hedging derivative is recognized immediately in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our condensed consolidated statements of cash flows.

The following interest rate swaps were outstanding as of September 30, 2015:

	Notional
(In thousands)	Amount	2015 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other long-term liabilities	$(1,508)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Current portion of derivative liability	(204)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Current portion of derivative liability	(158)
Total Fair Values			$(1,870)

The following interest rate swaps were outstanding as of December 31, 2014:

	Notional
(In thousands)	Amount	2014 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other long-term liabilities	$(133)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$125,000	Other long-term liabilities	(410)
Fixed to 1-month floating LIBOR	$50,000	Current portion of derivative liability	(443)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(147)
Total Fair Values			$(1,133)

The counterparties to our various swaps are highly rated financial institutions. None of the swap agreements provide for either us or the counterparties to post collateral nor do the agreements include any covenants related to the financial condition of Consolidated or the counterparties.  The swaps of any counterparty that is a lender, as defined in our credit facility, are secured along with the other creditors under the credit facility.  Each of the swap agreements provides that, in the event of a bankruptcy filing by either Consolidated or the counterparty, any amounts owed between the two parties would be offset in order to determine the net amount due between parties.  This provision allows us to partially mitigate the risk of non‑performance by a counterparty.

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  The interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the quarter and nine-month periods ended September 30, 2015, a gain of $0.1 million and $0.6 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.  During the quarter and nine-month periods ended September 30, 2014, a gain of $0.7 million and $1.2 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

As of September 30, 2015 and December 31, 2014, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.6 million and $0.8 million, respectively.  The estimated amount of losses included in AOCI as of September 30, 2015 that will be recognized in earnings in the next twelve months is approximately $1.0 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Loss recognized in AOCI, pretax	$(631)	$—	$(1,932)	$—
Deferred losses reclassified from AOCI to interest expense	$(300)	$(468)	$(1,096)	$(1,616)

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Restricted stock	$401	$531	$1,267	$1,575
Performance shares	341	417	998	1,097
Total	$742	$948	$2,265	$2,672

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2015, total unrecognized compensation costs related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $4.4 million and will be recognized over a weighted-average period of approximately 1.1 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2015:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2015	141,565	$18.78	82,409	$18.94
Shares granted	83,571	$21.08	77,786	$19.74
Shares vested	(42,560)	$20.90	(7,618)	$18.45
Non-vested shares outstanding - September 30, 2015	182,576		152,577

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2015:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance as of December 31, 2014	$(31,185)	$(455)	$(31,640)
Other comprehensive income before reclassifications	—	(1,192)	(1,192)
Amounts reclassified from accumulated other comprehensive income	1,267	676	1,943
Net current period other comprehensive income	1,267	(516)	751
Balance as of September 30, 2015	$(29,918)	$(971)	$(30,889)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2015	2014	2015	2014	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$487	$80	$834	$239	(a)
Actuarial (loss) gain	(1,145)	142	(2,913)	426	(a)
	(658)	222	(2,079)	665	Total before tax
	257	(86)	812	(257)	Tax benefit (expense)
	$(401)	$136	$(1,267)	$408	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(300)	$(468)	$(1,096)	$(1,616)	Interest expense
	115	178	420	615	Tax benefit
	$(185)	$(290)	$(676)	$(1,001)	Net of tax

(a)

These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans.  See Note 9 for further discussion regarding our pension and other post-retirement benefit plans.

9.  PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  The Retirement Plan is closed to all new entrants and all employees under collective bargaining agreements that provide for defined benefit plan coverage to accrue benefits under a cash balance formula.

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$50	$140	$308	$420
Interest cost	3,978	4,074	11,841	12,221
Expected return on plan assets	(5,842)	(5,776)	(17,529)	(17,329)
Net amortization loss	1,105	4	3,013	14
Net prior service credit amortization	(115)	(114)	(343)	(343)
Net periodic pension benefit	$(824)	$(1,672)	$(2,710)	$(5,017)

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan,  benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million during the quarter ended September 30, 2014 and $0.2 million and $0.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. No payments were made during the quarter ended September 30, 2015.  The net present value of the remaining obligations was approximately $2.1 million and $2.4 million as of September 30, 2015 and December 31, 2014, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 28 life insurance policies on certain of the participating former directors and employees.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.0 million as of September 30, 2015 and December 31, 2014.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.  We did not recognize any life insurance proceeds during the quarter or nine-month period ended September 30, 2015.  We recognized $0.2 million in life insurance proceeds as other non-operating income during the nine-month period ended September 30, 2014.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans have previously been frozen so that no person is eligible to become a new participant.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  A majority of the healthcare plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, a plan acquired in the purchase of another company has assets that are separately designated within the Retirement Plan for the sole purpose of providing payments of retiree medical benefits for this specific plan.  The assets used to provide payment of these retiree medical benefits are the same as those of the Retirement Plan.  In connection with the acquisition of Enventis, its post-retirement benefit plan has been included as of the date of acquisition.

The following table summarizes the components of the net periodic cost for our post-retirement benefit plans for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$155	$91	$450	$271
Interest cost	458	354	1,284	1,064
Expected return on plan assets	4	(54)	(112)	(164)
Net amortization (gain) loss	40	(146)	(100)	(440)
Net prior service cost (credit) amortization	(372)	34	(491)	104
Net periodic postretirement benefit cost	$285	$279	$1,031	$835

Contributions

We expect to contribute approximately $12.2 million to our pension plans and $2.5 million to our other post‑retirement plans in 2015.  As of September 30, 2015, we have contributed $12.1 million and $1.8 million of the annual contribution to the pension plans and other post-retirement plans, respectively.

10.  INCOME TAXES

There have been no changes to our unrecognized tax benefits as reported as of December 31, 2014.  As of September 30, 2015 and December 31, 2014, the amount of unrecognized tax benefits was $0.2 million.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective tax rate is $0.2 million. We do not expect any material changes in our unrecognized tax benefits during the remainder of 2015.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  As of September 30, 2015, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2014.  The periods subject to examination for our state returns are years 2011 through 2014.  We are not currently under examination by federal or state taxing authorities.

Our effective tax rate was 44.7% and 36.2% for the quarters ended September 30, 2015 and 2014, respectively, and 29.7% and 35.6% for the nine-month periods ended September 30, 2015 and 2014, respectively. For the quarter and nine-month periods ended September 30, 2015, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible expenses, state taxable income differences and state tax credits.  We also recognized approximately $0.2 million of tax expense during the quarter ended September 30, 2015 to adjust our 2014 provision to match our 2014 returns compared to $0.01 million of tax benefit during the quarter ended September 30, 2014 to adjust our 2013 provision to match our 2013 returns. For the quarter and nine-month periods ended September 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a valuation allowance set up on federal net operating loss carryforwards subject to separate return limitation year restrictions.  Exclusive of these adjustments, our effective tax rate would have been approximately 41.7% and 36.2% for the quarters ended September 30, 2015 and 2014, respectively, and 31.5% and 36.8% for the nine-month periods ended September 30, 2015 and 2014, respectively.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce or improve tangible property as well as dispositions of such property, and are generally effective for tax years beginning on or after January 1, 2014.  We have adopted and implemented these regulations with the filing of our 2014 returns.

11.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

In 2014, Sprint Corporation, Level 3 Communications, Inc. and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $2.1 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving common questions of fact. The U.S. District Court in Dallas, Texas is expected to hear the case no later than the fourth quarter of 2015.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief is scheduled to be filed with the Superior Court on December 4, 2015, with the Company’s brief due thirty days later. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008 through 2013 is approximately $4.1 million.  Audits for calendar years 2008 through 2010 have been filed for appeal and have received continuances pending the outcome of the present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  Appeals of cases for calendar years 2008, 2009 and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured 2022 Notes.  We and substantially all of our subsidiaries, excluding Illinois Consolidated Telephone Company, have jointly and severally guaranteed the 2022 Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, condensed consolidating statements of operations for the quarters and nine-month periods ended September 30, 2015 and 2014 and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2015 and 2014 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our 2022 Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	September 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$20,055	$1,604	$2,195	$—	$23,854
Accounts receivable, net	—	—	66,307	6,997	—	73,304
Income taxes receivable	59,800	—	—	—	(32,602)	27,198
Deferred income taxes	(58)	158	12,634	482	—	13,216
Prepaid expenses and other current assets	—	—	17,283	245	—	17,528
Total current assets	59,742	20,213	97,828	9,919	(32,602)	155,100

Property, plant and equipment, net	—	—	1,064,229	49,661	—	1,113,890

Intangibles and other assets:
Investments	—	8,171	98,012	—	—	106,183
Investments in subsidiaries	2,174,690	1,596,444	13,564	—	(3,784,698)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	37,822	9,087	—	46,909
Deferred debt issuance costs, net and other assets	—	12,809	3,564	—	—	16,373
Total assets	$2,234,432	$1,637,637	$2,013,468	$134,848	$(3,817,300)	$2,203,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$13,903	$—	$—	$13,903
Advance billings and customer deposits	—	—	29,815	1,592	—	31,407
Dividends payable	19,566	—	—	—	—	19,566
Accrued compensation	—	—	21,202	1,663	—	22,865
Accrued interest	137	17,193	—	—	—	17,330
Accrued expense	25	239	37,981	1,224	—	39,469
Income tax payable	—	7,220	20,346	5,036	(32,602)	—
Current portion of long term debt and capital lease obligations	—	9,100	932	88	—	10,120
Current portion of derivative liability	—	362	—	—	—	362
Total current liabilities	19,728	34,114	124,179	9,603	(32,602)	155,022

Long-term debt and capital lease obligations	—	1,402,447	3,183	667	—	1,406,297
Advances due to/from affiliates, net	1,979,434	(1,973,842)	56,045	(61,637)	—	—
Deferred income taxes	(29,927)	(1,280)	261,524	20,900	—	251,217
Pension and postretirement benefit obligations	—	—	95,429	8,818	—	104,247
Other long-term liabilities	—	1,508	14,037	525	—	16,070
Total liabilities	1,969,235	(537,053)	554,397	(21,124)	(32,602)	1,932,853
Shareholders’ equity:
Common Stock	505	—	17,411	30,000	(47,411)	505
Other shareholders’ equity	264,692	2,174,690	1,436,625	125,972	(3,737,287)	264,692
Total Consolidated Communications Holdings, Inc. shareholders’ equity	265,197	2,174,690	1,454,036	155,972	(3,784,698)	265,197
Noncontrolling interest	—	—	5,035	—	—	5,035
Total shareholders’ equity	265,197	2,174,690	1,459,071	155,972	(3,784,698)	270,232
Total liabilities and shareholders’ equity	$2,234,432	$1,637,637	$2,013,468	$134,848	$(3,817,300)	$2,203,085

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,940	$820	$919	$—	$6,679
Accounts receivable, net	—	—	70,543	6,993	—	77,536
Income taxes receivable	12,665	—	6,232	43	—	18,940
Deferred income taxes	(71)	158	12,807	480	—	13,374
Prepaid expenses and other current assets	—	—	17,285	331	—	17,616
Total current assets	12,594	5,098	107,687	8,766	—	134,145

Property, plant and equipment, net	—	—	1,088,196	49,282	—	1,137,478

Intangibles and other assets:
Investments	—	3,724	111,652	—	—	115,376
Investments in subsidiaries	2,119,335	1,510,416	13,000	—	(3,642,751)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	47,235	9,087	—	56,322
Deferred debt issuance costs, net and other assets	—	15,421	3,892	—	—	19,313
Total assets	$2,131,929	$1,534,659	$2,070,111	$133,316	$(3,642,751)	$2,227,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$15,277	$—	$—	$15,277
Advance billings and customer deposits	—	—	30,250	1,683	—	31,933
Dividends payable	19,510	—	—	—	—	19,510
Accrued compensation	—	—	30,737	1,844	—	32,581
Accrued interest	—	6,775	6	3	—	6,784
Accrued expense	36	—	38,211	1,451	—	39,698
Current portion of long term debt and capital lease obligations	—	9,100	671	78	—	9,849
Current portion of derivative liability	—	443	—	—	—	443
Total current liabilities	19,546	16,318	115,152	5,059	—	156,075

Long-term debt and capital lease obligations	—	1,352,949	3,070	734	—	1,356,753
Advances due to/from affiliates, net	1,805,129	(1,953,695)	206,616	(58,050)	—	—
Deferred income taxes	(14,833)	(938)	243,427	19,009	—	246,665
Pension and postretirement benefit obligations	—	—	100,221	22,142	—	122,363
Other long-term liabilities	—	690	13,337	552	—	14,579
Total liabilities	1,809,842	(584,676)	681,823	(10,554)	—	1,896,435
Shareholders’ equity:
Common Stock	504	—	17,411	30,000	(47,411)	504
Other shareholders’ equity	321,583	2,119,335	1,366,051	113,870	(3,595,340)	325,499
Total Consolidated Communications Holdings, Inc. shareholders’ equity	322,087	2,119,335	1,383,462	143,870	(3,642,751)	326,003
Noncontrolling interest	—	—	4,826	—	—	4,826
Total shareholders’ equity	322,087	2,119,335	1,388,288	143,870	(3,642,751)	330,829
Total liabilities and shareholders’ equity	$2,131,929	$1,534,659	$2,070,111	$133,316	$(3,642,751)	$2,227,264

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$50	$182,455	$14,763	$(3,310)	$193,958
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	83,315	3,088	(3,194)	83,209
Selling, general and administrative expenses	829	46	44,646	5,245	(117)	50,649
Acquisition and other transaction costs	395	—	—	—	—	395
Depreciation and amortization	—	—	43,917	2,140	—	46,057
Operating income (loss)	(1,224)	4	10,577	4,290	1	13,648
Other income (expense):
Interest expense, net of interest income	—	(19,341)	160	7	—	(19,174)
Intercompany interest income (expense)	(38,598)	41,959	(4,064)	703	—	—
Investment income	—	—	10,601	—	—	10,601
Equity in earnings of subsidiaries, net	30,993	15,037	399	—	(46,429)	—
Other, net	—	(34)	(72)	(4)	—	(110)
Income (loss) before income taxes	(8,829)	37,625	17,601	4,996	(46,428)	4,965
Income tax expense (benefit)	(11,424)	6,632	5,971	1,041	—	2,220
Net income (loss)	2,595	30,993	11,630	3,955	(46,428)	2,745
Less: net income attributable to noncontrolling interest	—	—	150	—	—	150
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$2,595	$30,993	$11,480	$3,955	$(46,428)	$2,595

Total comprehensive income (loss) attributable to common shareholders	$2,791	$31,189	$11,797	$4,039	$(47,025)	$2,791

	Quarter Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(68)	$136,743	$15,800	$(3,435)	$149,040
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	56,141	3,563	(3,269)	56,435
Selling, general and administrative expenses	1,071	7	27,379	4,368	(166)	32,659
Acquisition and other transaction costs	635	—	94	—	—	729
Depreciation and amortization	—	—	33,024	1,944	—	34,968
Operating income (loss)	(1,706)	(75)	20,105	5,925	—	24,249
Other income (expense):
Interest expense, net of interest income	—	(20,850)	128	1	—	(20,721)
Intercompany interest income (expense)	(27,602)	31,550	(4,535)	587	—	—
Investment income	—	—	8,315	—	—	8,315
Equity in earnings of subsidiaries, net	26,388	19,588	289	—	(46,265)	—
Other, net	—	—	295	(2)	—	293
Income (loss) before income taxes	(2,920)	30,213	24,597	6,511	(46,265)	12,136
Income tax expense (benefit)	(10,562)	3,825	8,800	2,324	—	4,387
Net income (loss)	7,642	26,388	15,797	4,187	(46,265)	7,749
Less: net income attributable to noncontrolling interest	—	—	107	—	—	107
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,642	$26,388	$15,690	$4,187	$(46,265)	$7,642

Total comprehensive income (loss) attributable to common shareholders	$7,642	$26,678	$15,616	$4,125	$(46,265)	$7,796

Condensed Consolidating Statements of Operations

(In thousands)

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$152	$552,691	$44,823	$(10,120)	$587,546
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	249,931	9,268	(9,722)	249,477
Selling, general and administrative expenses	2,309	135	119,167	14,469	(398)	135,682
Acquisition and other transaction costs	1,055	—	—	—	—	1,055
Depreciation and amortization	—	—	127,068	6,196	—	133,264
Operating income (loss)	(3,364)	17	56,525	14,890	—	68,068
Other income (expense):
Interest expense, net of interest income	(96)	(60,537)	346	10	—	(60,277)
Intercompany interest income (expense)	(114,367)	125,218	(12,946)	2,095	—	—
Loss on extinguishment of debt	—	(41,242)	—	—	—	(41,242)
Investment income	—	326	25,720	—	—	26,046
Equity in earnings of subsidiaries, net	74,129	57,406	564	—	(132,099)	—
Other, net	—	(27)	(168)	(12)	—	(207)
Income (loss) before income taxes	(43,698)	81,161	70,041	16,983	(132,099)	(7,612)
Income tax expense (benefit)	(38,135)	7,032	23,699	5,146	—	(2,258)
Net income (loss)	(5,563)	74,129	46,342	11,837	(132,099)	(5,354)
Less: net income attributable to noncontrolling interest	—	—	209	—	—	209
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(5,563)	$74,129	$46,133	$11,837	$(132,099)	$(5,563)

Total comprehensive income (loss) attributable to common shareholders	$(4,812)	$74,880	$47,134	$12,103	$(134,117)	$(4,812)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$6	$411,190	$48,853	$(10,325)	$449,724
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	167,148	10,308	(9,803)	167,653
Selling, general and administrative expenses	2,955	85	82,283	13,144	(522)	97,945
Acquisition and other transaction costs	1,592	—	403	—	—	1,995
Depreciation and amortization	—	—	100,755	5,760	—	106,515
Operating income (loss)	(4,547)	(79)	60,601	19,641	—	75,616
Other income (expense):
Interest expense, net of interest income	(4)	(60,451)	184	(9)	—	(60,280)
Intercompany interest income (expense)	(80,765)	94,382	(15,143)	1,526	—	—
Investment income	—	(5)	25,969	—	—	25,964
Equity in earnings of subsidiaries, net	80,257	58,958	770	—	(139,985)	—
Other, net	—	(500)	(354)	(8)	—	(862)
Income (loss) before income taxes	(5,059)	92,305	72,027	21,150	(139,985)	40,438
Income tax expense (benefit)	(30,832)	12,048	25,531	7,633	—	14,380
Net income (loss)	25,773	80,257	46,496	13,517	(139,985)	26,058
Less: net income attributable to noncontrolling interest	—	—	285	—	—	285
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$25,773	$80,257	$46,211	$13,517	$(139,985)	$25,773

Total comprehensive income (loss) attributable to common shareholders	$25,773	$81,258	$45,990	$13,330	$(139,985)	$26,366

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(139,544)	$77,987	$218,271	$10,923	$167,637

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(94,111)	(6,008)	(100,119)
Proceeds from sale of assets	—	—	113	5	118
Proceeds from sale of investments	—	—	846	—	846
Net cash used in investing activities	—	—	(93,152)	(6,003)	(99,155)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780	—	—	294,780
Proceeds from issuance of long-term debt	—	61,000	—	—	61,000
Payment of capital lease obligation	—	—	(601)	(57)	(658)
Payment on long-term debt	—	(80,825)	—	—	(80,825)
Redemption of senior notes	—	(261,874)	—	—	(261,874)
Payment of financing costs	—	(4,805)	—	—	(4,805)
Share repurchases for minimum tax withholding	(282)	—	—	—	(282)
Dividends on common stock	(58,643)	—	—	—	(58,643)
Transactions with affiliates, net	198,469	(71,148)	(123,734)	(3,587)	—
Net cash provided by (used in) financing activities	139,544	(62,872)	(124,335)	(3,644)	(51,307)
Increase in cash and cash equivalents	—	15,115	784	1,276	17,175
Cash and cash equivalents at beginning of period	—	4,940	820	919	6,679
Cash and cash equivalents at end of period	$—	$20,055	$1,604	$2,195	$23,854

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(86,789)	$45,014	$158,850	$16,289	$133,364

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(72,459)	(3,579)	(76,038)
Proceeds from sale of assets	—	—	1,514	49	1,563
Restricted cash related to acquisition	—	(149,917)	—	—	(149,917)
Net cash used in investing activities	—	(149,917)	(70,945)	(3,530)	(224,392)

Cash flows from financing activities:
Proceeds from bond offering	—	200,000	—	—	200,000
Restricted cash on bond offering	—	(54,886)	—	—	(54,886)
Proceeds from issuance of long-term debt	—	28,000	—	—	28,000
Payment of capital lease obligation	—	—	(433)	(48)	(481)
Payment on long-term debt	—	(32,825)	—	—	(32,825)
Payment of financing costs	—	(2,707)	—	—	(2,707)
Dividends on common stock	(46,734)	—	—	—	(46,734)
Transactions with affiliates, net	133,523	(31,992)	(87,344)	(14,187)	—
Net cash provided by (used in) financing activities	86,789	105,590	(87,777)	(14,235)	90,367
Increase (decrease) in cash and cash equivalents	—	687	128	(1,476)	(661)
Cash and cash equivalents at beginning of period	—	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$—	$773	$2,494	$1,623	$4,890

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2014 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2015 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Throughout this MD&A, we refer to measures that are not measures of financial performance in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”).  We believe the use of these non-GAAP measures on a consolidated basis provides the reader with additional information that is useful in understanding our operating results and trends. These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. See the “Non-GAAP Measures” section below for a more detailed discussion on the use and calculation of these measures.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers. Revenues increased $44.8 million and $137.8 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily from growth in commercial services, total data connections and the acquisition of Enventis Corporation (“Enventis”) in October 2014, as described below.  We expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase.

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

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. Data connections continue to increase as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  We introduced data speeds of up to 1 Gbps to approximately 20,000 of our fiber-to-the-home customers in our Kansas market and a limited portion of our Pennsylvania market in December 2014 and in our Texas market in the first quarter of 2015, with our California market to follow in 2016.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability. As of September 30, 2015, approximately 29% of the homes in the areas we serve subscribe to our data service.

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

The increase in our operating revenues during the nine months ended September 30, 2015 was offset in part by an anticipated industry wide trend of a decline in consumer voice services, access lines and related network access.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Excluding the increase in voice connections as a result of the acquisition of Enventis in 2014, total voice connections decreased 5% as of September 30, 2015 as compared to the same period in 2014.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.  In addition, our video connection growth is decelerating.  Excluding Enventis, total video connections decreased 5% as of September 30, 2015 as compared to the same period in 2014. The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription, may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  We believe this trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

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

Significant Recent Developments

Enventis Merger

On October 16, 2014, we completed our merger with Enventis and acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  As a result, Enventis became a wholly-owned subsidiary of the Company.  Each share of common stock, no par value, of Enventis converted into and became the right to receive 0.7402 shares of our common stock, par value of $0.01 per share, plus cash in lieu of fractional shares as set forth in the merger agreement.  Based on the closing price of our common stock at $25.40 per share on the date preceding the merger, the total value of the purchase consideration exchanged was $257.7 million, excluding $149.9 million paid to extinguish Enventis’

outstanding debt.  On the date of the merger, we issued an aggregate total of 10.1 million shares of our common stock to the former Enventis shareholders.

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

Issuance of Additional Senior Notes

On June 8, 2015, we issued an additional $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “2022 Notes”).  The New Notes were priced at 98.26% of par and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of the original aggregate principal amount of the 2020 Notes, to pay related fees and expenses and to reduce the outstanding balance of our revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the nine months ended September 30, 2015.

During the quarter ended September 30, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act of 1933, as amended (the “Securities Act”).  The terms of the registered 2022 Notes are substantially identical to the 2022 Notes prior to the exchange, except that the notes are now registered under the Securities Act and the transfer restrictions and registration rights applicable to the 2022 Notes no longer apply to the registered 2022 Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2015 and 2014.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$46.2	$26.3	$19.9	76%	$136.3	$76.9	$59.4	77%
Voice services	25.5	22.2	3.3	15	77.8	67.0	10.8	16
Other	3.2	2.7	0.5	19	8.6	8.2	0.4	5
	74.9	51.2	23.7	46	222.7	152.1	70.6	46
Consumer:
Broadband (VoIP, data and video)	52.9	49.5	3.4	7	160.7	148.0	12.7	9
Voice services	15.1	14.7	0.4	3	45.8	44.5	1.3	3
	68.0	64.2	3.8	6	206.5	192.5	14.0	7
Equipment sales and service	14.7	—	14.7	100	44.9	—	44.9	100
Subsidies	13.9	12.6	1.3	10	42.8	39.0	3.8	10
Network access	18.0	18.0	—	—	56.4	56.3	0.1	0
Other products and services	4.4	3.1	1.3	42	14.2	9.8	4.4	45
Total operating revenues	193.9	149.1	44.8	30	587.5	449.7	137.8	31

Operating Expenses
Cost of services and products	83.2	56.4	26.8	48	249.5	167.6	81.9	49
Selling, general and administrative costs	50.6	32.7	17.9	55	135.7	98.0	37.7	38
Acquisition and other transaction costs	0.4	0.7	(0.3)	(43)	1.0	2.0	(1.0)	(50)
Depreciation and amortization	46.1	35.0	11.1	32	133.3	106.5	26.8	25
Total operating expenses	180.3	124.8	55.5	44	519.5	374.1	145.4	39
Income from operations	13.6	24.3	(10.7)	(44)	68.0	75.6	(7.6)	(10)
Interest expense, net	(19.2)	(20.7)	1.5	(7)	(60.3)	(60.2)	(0.1)	0
Loss on extinguishment of debt	—	—	—	—	(41.2)	—	(41.2)	100
Other income	10.5	8.6	1.9	22	25.8	25.1	0.7	3
Income tax expense (benefit)	2.2	4.4	(2.2)	(50)	(2.3)	14.4	(16.7)	(116)
Net income (loss)	2.7	7.8	(5.1)	(65)	(5.4)	26.1	(31.5)	(121)
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.2	0.3	(0.1)	(33)
Net income (loss) attributable to common shareholders	$2.6	$7.7	$(5.1)	(66)	$(5.6)	$25.8	$(31.4)	(122)

Adjusted EBITDA (1)	$89.4	$67.1	$22.3	33%	$249.4	$209.6	$39.8	19%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2015	2014	Change	% Change
Consumer customers	270,466	251,379	19,087	8%

Voice connections	488,037	430,178	57,859	13
Data connenctions	452,265	414,440	37,825	9
Video connections	119,643	112,233	7,410	7
Total connections	1,059,945	956,851	103,094	11%

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

Data and transport services revenue increased $19.9 million and $59.4 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to the acquisition of Enventis, which represented $17.7 million and $53.0 million of the increases, respectively.  Data revenue also increased from growth in data connections and a continued increase in VoIP, internet access and Metro Ethernet revenue.  Fiber transport and cellular backhaul revenue also increased as network bandwidth demand for wireless data continues to escalate.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting. Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenue increased $3.3 million and $10.8 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to the acquisition of Enventis, which represented $4.6 million and $13.6 million of the increases, respectively.  Excluding Enventis, voice services declined $1.3 million and $2.8 million, respectively, primarily due to a 6% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

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

Broadband services revenue increased $3.4 million and $12.7 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to the acquisition of Enventis, which accounted for $4.2 million and $12.6 million of the increases, respectively.  Excluding Enventis, video revenue decreased primarily due to a 6% decline in video connections, and    data revenue decreased due to increased discounts on our data service offerings.  We expect data revenue to grow as a result of the rising consumer demand for data based services.  However, the revenue growth was tempered by a decrease in VoIP revenue during that same period due to a decline in voice connections as more consumers have begun to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenue increased $0.4 million and $1.3 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  Excluding the addition of Enventis revenue, voice services revenue decreased $1.4 million and $4.0 million, respectively, primarily due to a 7% decline in voice connections.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

Through our acquisition of Enventis in 2014, we obtained a leading market relationship with Cisco Systems, Inc. and, as a result, are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  When an equipment sale involves multiple deliverables, revenue is allocated to each respective element based on relative selling price.  As an equipment integrator, we offer network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  Equipment sales and services are non-recurring and changes in revenue can be attributed to the timing and volume of customer sales which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses.  During the quarter and nine months ended September 30, 2015, equipment sales and service revenue increased $14.7 million and $44.9 million, respectively, compared to the same periods in 2014 due to the acquisition of Enventis in 2014.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies revenue increased $1.3 million and $3.8 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily from the acquisition of Enventis.  Excluding the increases due to the acquisition of Enventis, subsidies revenue decreased $1.2 million and $2.2 million, respectively, as a result of a reduction in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenue, network special access services and end user access.  Switched access revenue includes access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access service revenue was flat during the quarter ended September 30, 2015 compared to the same period in 2014, and increased $0.1 million during the nine months ended September 30, 2015 compared to the same period in 2014.  Excluding the addition of Enventis, network access service revenue decreased $1.9 million and $5.8 million, respectively, primarily due to a decline in switched and special access revenue.  Special access revenue declined due to a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.  Switched access revenue decreased as a result of the continuing decline in minutes of use and voice connections.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenue increased $1.3 million and $4.4 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The growth over prior periods is primarily from the addition of Enventis revenue of $1.3 million and $4.6 million, respectively, primarily for its billing and support services.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $26.8 million and $81.9 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to the addition of the operations for Enventis during 2015, which accounted for $25.1 million and $76.7 million of the increases, respectively.  Video programming costs also increased as costs per program channel continue to rise as a result of annual rate increases and an increase in re-transmission costs for local stations.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $17.9 million and $37.7 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The acquisition of Enventis contributed to $10.5 million and $28.4 million of the increases, respectively.  In addition, as part of the Company’s continued integration efforts, an early retirement program was initiated during the quarter ended September 30, 2015 to a group of select employees who were 55 years of age or older and who have provided 15 or more years of service.  The employees were primarily in non-customer facing positions or positions in which the Company believed the retiree’s workload could be absorbed internally as part of the Company’s continuing cost saving initiatives.  The early retirement package was accepted by approximately 60 employees and, as a result, one-time severance costs of $7.2 million were incurred during the quarter ended September 30, 2015.  The Company expects approximately $4.8 million in future annual savings as a result of the early retirement program.  The remaining increase in selling, general and administrative costs was primarily due to an increase in bad debt expense and increased pension costs in the current year.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs decreased $0.3 million and $1.0 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of the acquisition of Enventis, which closed in the fourth quarter of 2014.  Transaction costs consist primarily of legal, finance and other professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased $11.1 million and $26.8 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of the acquisition of Enventis during 2014, which accounted for $9.9 million and $28.7 million of the increases, respectively.  Excluding the addition of the operations for Enventis, depreciation and amortization expense increased $1.2 million and decreased $1.9 million during the quarter and the nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to the acceleration of depreciation on certain customer premise equipment in the current quarter, which was offset in part by certain circuit, network and terminal equipment becoming fully depreciated during 2015.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs increased $1.3 million and $3.8 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to the acquisition of Enventis in October 2014.

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

Our recently acquired Enventis ILEC properties are cost-based rate of return companies. Historically, under FCC rules governing rate making, these ILECs were required to establish rates for their interstate telecommunications services based on projected demand usage for the various services.  We projected our earnings through the use of annual cost separation studies, which utilized estimated total cost information and projected demand usage. Carriers were required to follow FCC rules in the preparation of these annual studies.  We determined actual earnings from our interstate rates as actual volumes and costs became known. Effective January 1, 2015, our Enventis ILECs are treated as price cap companies for universal service purposes.  In March 2015, we filed a petition for waiver to keep them as rate of return companies for switched and special access.  The petition was granted on October 6, 2015.  We expect certain adjustments to take place over 24 months as a result of exiting the National Exchange Carrier Association (“NECA”) pool; however, we do not anticipate that they will be material to our condensed consolidated financial statements or results of operations.

An order adopted by the FCC in 2011 (the “Order”) may significantly impact the amount of support revenue we receive from the USF, Connect America Fund (“CAF”) and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, Phase I of the CAF was implemented, which froze USF support to price cap holding companies until the FCC implemented a broadband cost model to shift support from voice service to broadband.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  We expect that our network access revenues for 2015 will decrease by as much as $1.3 million compared to 2014 as a result of the implementation of the Order.

In December 2014, the FCC released a report and order that addresses, among other things, the transition to CAF Phase II for price cap carriers, the acceptance criteria of CAF Phase II funding and the rules for the competitive bidding process.  For companies that accept the CAF Phase II model based support, there will be a three year transition period in instances where their current Phase I frozen funding exceeds the Phase II funding. If Phase II funding exceeds Phase I, then transitional support is waived and Phase II funding begins immediately. Companies are required to commit to a build out requirement to support 10 Mbps downstream and 1 Mbps upstream broadband speeds in the funded locations, with funding received over six years beginning in mid-2015.

In April 2015, the FCC released the CAF Phase II right of first refusal offers of support to price cap carriers to fund deployment of voice and broadband-capable networks.  The CAF Phase II provides, if accepted, annual funding up to $13.9 million through 2020.  We accepted the CAF Phase II funding on August 27, 2015.  The annual funding under CAF Phase I of $36.6 million will be replaced by the CAF Phase II funding.  In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding will be received with a retroactive payment back to January 1, 2015.  For all other states, funding under CAF Phase II is less than the CAF Phase I funding levels.  The acceptance of funding to the lower level will be over a three year period at the rates of: 75% in 2015, 50% in 2016 and 25% in 2017.  The funding for CAF Phase II began effective August 1, 2015.  For the period from August 2015 through

December 2015, the Company expects to receive and recognize approximately $6.4 million in total CAF Phase II funding, which includes the retroactive payment for Iowa of approximately $0.6 million.

In March 2015, the FCC released its net neutrality order which applies to all wireline and wireless providers of broadband internet access services.  The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulations disallow blocking, throttling and paid prioritization by internet service providers.  The net neutrality order also requires providers to disclose certain information to consumers on rates, fees, data allowances and packet loss.  Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.  We are evaluating the net neutrality order, and we currently do not believe the order will result in any significant changes to the services we provide our customers, nor do we believe it will have a material impact on our condensed consolidated financial position or results of operations.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT in August 2013.  In accordance with the provisions of the settlement agreement, the HCF draw will be reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for in April 2014 and implemented in June 2014.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $1.5 million and increased $0.1 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to a reduction in the interest rate for our outstanding 2022 Notes.  In June 2015, we issued an additional $300.0 million in 6.50% Senior Notes due 2022, which were used, in part, to redeem our outstanding 10.875% Senior Notes due 2020, as described below. The New Notes were issued as an add on to the $200.0 million in 6.50% Senior Notes issued in September 2014, the proceeds of which were used, in part, to fund the acquisition of Enventis.  Interest expense was also reduced in 2015 by declines in non-cash interest expense related to our de-designated interest rate swap agreements and additional financing costs in 2014 related to the bridge loan facility obtained for the Enventis acquisition.

During the nine months ended September 30, 2015, we redeemed the remaining $227.2 million of the original aggregate principal amount of our 10.875% Senior Notes due 2020, as described in the “Liquidity and Capital Resources” section below.  In connection with the redemption of these notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the nine months ended September 30, 2015.

Investment income increased $2.3 million and $0.1 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to an increase in earnings from our wireless partnership interests.  In addition, we recognized an other-than-temporary impairment loss of $0.8 million during the nine months ended September 30, 2015 as a result of the sale of our equity interest in Central Valley Independent Network, LLC. Other expense, net increased $0.4 million and decreased $0.6 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to losses on the retirement of equipment in the current year quarter and the loss on the sale of an office facility and other related assets in Pennsylvania in 2014.

Income Taxes

Income taxes decreased $2.2 million and $16.6 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Our effective tax rate was 44.7% and 36.2% for the quarters ended September 30, 2015 and 2014, respectively, and 29.7% and 35.6% for the nine-month periods ended September 30, 2015 and 2014, respectively. For the quarter and nine-month periods ended September 30, 2015, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible expenses, state taxable income differences and state tax credits.  We also recognized approximately $0.2 million of tax expense during the quarter ended September 30, 2015 to adjust our 2014 provision to match our 2014 returns compared to $0.01 million of tax benefit during the quarter ended Spetember 30, 2014 to adjust our 2013 provision to match our 2013 returns. For the quarter and nine-month periods ended September 30, 2014, the effective tax rate differed from the federal and state statutory rates primarily due to the release of a valuation allowance set up on federal net operating loss carryforwards subject to separate return limitation year restrictions.  Exclusive of these adjustments, our effective tax rate would have been approximately 41.7% and 36.2% for the quarters ended September 30, 2015 and 2014, respectively, and 31.5% and 36.8% for the nine-month periods ended September 30, 2015 and 2014, respectively.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not measures of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters and nine month periods ended September 30, 2015 and 2014:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2015	2014	2015	2014
Net cash provided by operating activities	$71,821	$46,319	$167,637	$133,364
Adjustments:
Non-cash, stock-based compensation	(742)	(948)	(2,265)	(2,672)
Loss on extinguishment of debt	—	—	(41,242)	—
Other adjustments, net	(14,605)	(232)	(15,574)	(2,964)
Changes in operating assets and liabilities	(7,672)	(2,422)	19,354	4,845
Interest expense, net	19,174	20,721	60,277	60,280
Income tax expense (benefit)	2,220	4,387	(2,258)	14,380
EBITDA	70,196	67,825	185,929	207,233

Adjustments to EBITDA:
Other, net (1)	(1,498)	(9,190)	(14,140)	(25,677)
Investment distributions (2)	19,996	7,564	34,162	25,356
Loss on extinguishment of debt	—	—	41,242	—
Non-cash, share-based compensation (3)	742	948	2,265	2,672
Adjusted EBITDA	$89,436	$67,147	$249,458	$209,584

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows provided by (used in):
Operating activities	$167,637	$133,364
Investing activities	(99,155)	(224,392)
Financing activities	(51,307)	90,367
Increase (decrease) in cash and cash equivalents	$17,175	$(661)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $167.6 million during the nine-month period ended September 30, 2015, an increase of $34.3 million compared to the same period in 2014.  Cash provided by operating activities increased primarily as a result of additional cash flows and earnings provided by the addition of the Enventis operations as well as an increase in cash distributions from our wireless partnerships in 2015.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $99.2 million during the nine-month period ended September 30, 2015 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $100.1 million during the nine-month period ended September 30, 2015, an increase of $24.1 million compared to the same period in 2014.  Capital expenditures for the remainder of 2015 are expected to be $30.0 million to $34.0 million, of which approximately 61% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2015 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio as of September 30, 2015, the borrowing margin for the next three month period ending December 31, 2015 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2015 and December 31, 2014, borrowings of $26.0 million and $39.0 million were outstanding under the revolving credit facility, respectively.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of September 30, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of September 30, 2015, $47.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.22% and 4.20% as of September 30, 2015 and December 31, 2014, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of September 30, 2015, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of September 30, 2015, and including the $19.6 million dividend declared in August 2015 and paid on November 2, 2015, we had $226.1  million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of September 30, 2015, our total net leverage ratio under the Credit Agreement was 4.24:1.00, and our interest coverage ratio was 3.99:1.00.

6.50% Senior Notes due 2022

On June 8, 2015, we completed an offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $4.5 million incurred in connection with the issuance of the New Notes are being amortized using the effective interest method over the term of the notes.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 and to pay related fees and expenses.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the nine months ended September 30, 2015.

The New Notes were issued as additional notes under the same indenture pursuant to which the $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 were previously issued on September 18, 2014.  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to repay the existing indebtedness of Enventis. A portion of the net proceeds, together with cash on hand and borrowings from the revolving credit facility, were also used to repurchase $72.8 million of the original aggregate principal amount of the 2020 Notes during the fourth quarter of 2014.

The 2022 Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The 2022 Notes are senior unsecured obligations of the Company.

During the quarter ended September 30, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act.  The terms of the registered notes are substantially identical to those of the 2022 Notes prior to the exchange, except that the 2022 Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the 2022 Notes do not apply to the registered 2022 Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

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

Among other matters, the 2022 Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of September 30, 2015, this ratio was 4.33:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $233.5 million have been paid since May 30, 2012, including the quarterly dividend declared in August 2015 and paid on November 2, 2015, there was $325.4 million of the $558.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of September 30, 2015.  As of September 30, 2015, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2015 and 2021.  As of September 30, 2015, the present value of the minimum remaining lease commitments was approximately $4.9 million, of which $1.0 million was due and payable within the next twelve months. The leases require total remaining rental payments of $6.5 million as of September 30, 2015, of which $4.5 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $58.6 million and $46.7 million in dividend payments to shareholders during the nine-month periods ended September 30, 2015 and 2014, respectively.  In August 2015, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on November 2, 2015 to stockholders of record at the close of business on October 15, 2015.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2015	2014
Cash and cash equivalents	$23,854	$6,679
Working capital (deficit)	78	(21,930)
Current ratio	1.00	0.86

Our net working capital position improved $22.0 million as of September 30, 2015 as compared to December 31, 2014 primarily as a result of an increase in cash and cash equivalents due in part to a decline in accounts receivable and additional cash distributions from our wireless partnerships in the current year.  Income tax receivable also increased primarily due to the loss on the extinguishment of debt recognized in 2015.  The improvement in working capital was also due to a slight decline in current liabilities as a result of a decrease in accounts payable and accrued compensation but was offset in part by an increase in accrued interest in 2015.

Our most significant uses of funds in the remainder of 2015 are expected to be for: (i) dividend payments of approximately $15.6 million; (ii) interest payments on our indebtedness of approximately $26.0 million and principal payments on debt of $2.3 million; and (iii) capital expenditures of between $30.0 million and $34.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

We may be unable to access the cash flows of our subsidiaries since certain of our subsidiaries are parties to credit or other borrowing agreements, or are subject to statutory or regulatory restrictions, that restrict the payment of dividends or making intercompany loans and investments, and those subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future.  In addition, future agreements that our subsidiaries may enter into governing the terms of indebtedness may restrict our subsidiaries’ ability to pay dividends or advance cash in any other manner to us.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2015, we had approximately $3.9 million of these bonds outstanding.

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

In 2015, we expect to make contributions totaling approximately $12.2 million to the Retirement Plan and $2.5 million to our other post-retirement plans.  As of September 30, 2015, we have contributed $12.1 million and $1.8 million to our Retirement Plan and our other post-retirement plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information” for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, an order adopted by the FCC may significantly impact the amount of support revenue we receive from USF/CAF and ICC.  The Order reformed the current USF system by redirecting support from voice services to broadband services. The broadband cost model for this reform is expected to be finalized in the third quarter of 2015.  The initial phase of ICC reform decreased our network access revenue $0.3 million and $0.9 million during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  We anticipate network access revenue will continue to decline as a result of the Order through 2018 by as much as $1.3 million in 2015 and $1.9 million, $4.8 million and $6.8 million in each of 2016, 2017 and 2018, respectively.

In April 2015, the FCC released the CAF Phase II right of first refusal offers of support to price cap carriers to fund deployment of voice and broadband-capable networks.  The CAF Phase II provides, if accepted, annual funding up to $13.9 million through 2020.  We accepted the CAF Phase II funding on August 27, 2015.  The current funding under CAF Phase I of $36.6 million will be replaced by the CAF Phase II funding.  In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding will be received with a retroactive payment back to January 1, 2015.  For all other states, funding under CAF Phase II is less than the CAF Phase I funding levels.  The acceptance of funding to the lower level will be over a three year period at the rates of: 75% in 2015, 50% in 2016 and 25% in 2017.  The funding for CAF Phase II began effective August 1, 2015.  For the period from August 2015 through December 2015, the Company expects to receive and recognize approximately $6.4 million in total CAF Phase II funding, which includes the retroactive payment for Iowa of approximately $0.6 million.

In accordance with the provisions of SB 583 as discussed in the “Regulatory Matters” section above, effective January 1, 2014, our annual $1.4 million Texas HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In addition, in August 2013, the Company reached a settlement agreement with the PUCT under which the HCF draw will be reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow.  In April 2015, we filed a local rate increase of $1.30 per line effective June 1, 2015 to offset the Texas HCAF scheduled reduction.

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

As of September 30, 2015, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of September 30, 2015, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding as of September 30, 2015 that is not subject to a variable rate floor, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $0.3 million.

As of September 30, 2015, the fair value of our interest rate swap agreements amounted to a net liability of $1.9 million.  Pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $1.6 million as of September 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2015.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015.

Change in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2014, Sprint Corporation, Level 3 Communications, Inc. and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $2.1 million, and cover the periods extending from 2006. CenturyLink, Inc. has filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer to a single court the pretrial proceedings for civil cases involving common questions of fact. The U.S. District Court in Dallas, Texas is expected to hear the case no later than the fourth quarter of 2015.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief is scheduled to be filed with the Superior Court on December 4, 2015, with the Company’s brief due thirty days later. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the tax years 2008 through 2013 is approximately $4.1 million.  Audits for calendar years 2008 through 2010 have been filed for appeal and have received continuances pending the outcome of the present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  Appeals of cases for calendar years 2008, 2009 and the original 2010 audit have been filed and have received continuance pending the outcome of present litigation in the Commonwealth of Pennsylvania (Verizon Pennsylvania, Inc. v. Commonwealth, Docket No. 266 F.R. 2008).  The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 6, 2015	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)