Form 10-K
period 2015-12-31
Consolidated Communications Holdings, Inc.
filed 2016-02-29
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $1,010,007,952 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 15, 2016, the registrant had 50,470,096 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

PART I

Note About Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in Part I – Item 1A – “Risk Factors”. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.

Item 1.Business.

Consolidated Communications Holdings, Inc. is a Delaware holding company with operating subsidiaries that provide integrated communications services in consumer, commercial and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas, and Wisconsin.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of one of the members of our Board of Directors, Richard A. Lumpkin. After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company on April 10, 1924. We were incorporated under the laws of Delaware in 2002, and through our predecessors we have provided telecommunications services for more than a century.

In addition to our focus on organic growth in our commercial and carrier channels, our acquisitions over the last decade have achieved business growth and the diversification of revenue and cash flow streams, and they have created a strong platform for future growth.  Our strategic approach to evaluating potential transactions includes analysis of the market opportunity, the quality of the network, our ability to integrate the acquired company efficiently and the potential for creating significant operating synergies and generating positive cash flow at the inception of each acquisition.  Operating synergies are created through the use of consistent platforms, convergence of processes and functional management of the combined entities.  We measure our synergies during the first two years following an acquisition.  For example, the acquisition of our Texas properties in 2004 tripled the size of our business and gave us the requisite scale to make system and platform decisions that would facilitate future acquisitions.  The acquisition of our Pennsylvania properties in 2007 achieved synergies in excess of $12.0 million in annualized savings, which at the time, represented approximately 20% of their operating expense.  The acquisition of SureWest Communications in 2012 achieved synergies of $29.5 million during the two years subsequent to the acquisition date.  As a result of the acquisition of Enventis Corporation, a Minnesota corporation (“Enventis”), in October 2014, as described below, we expect to generate annual operating synergies of approximately $17.0 million, which will be phased in over the first two years subsequent to the acquisition date as integration projects are completed. Through these acquisitions, we have positioned our business to provide services in rural, suburban and metropolitan markets, with service territories spanning the country.

We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud data services, data center and managed services, directory publishing and equipment sales.

Recent Business Developments

Enventis Merger

On October 16, 2014, we completed our merger with Enventis and acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  As a result, Enventis became a wholly-owned subsidiary of the Company.  Enventis is an advanced communications provider, which services consumer, commercial and wholesale carrier customer channels primarily in the upper Midwest.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.  See Note 3 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of the transaction.

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to inmates in thirteen county jails located in Illinois for a total purchase price of $2.5 million.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the financial results of the operations for our prison services business have been reported as discontinued operations in our consolidated financial statements for the year ended December 31, 2013.  See Note 3 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of the transaction.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.consolidated.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies are also available free of charge upon request to Consolidated Communications, Attn: Vice President Investor Relations and Treasurer, 121 S. 17th Street, Mattoon, Illinois 61938. Our website also contains copies of our Corporate Governance Principles, Code of Business Conduct and Ethics and charter of each committee of our Board of Directors.  The information found on our web site is not part of this report or any other report we file with or furnish to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Description of Our Business

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served. We provide an array of services in consumer, commercial and carrier channels in 11 states, including local and long-distance service, high-speed broadband Internet access, video services, VoIP, custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales and cloud data services.  The geographic areas we serve are characterized by a balanced mix of growing suburban areas and stable, rural territories.  The acquisition of Enventis in 2014 further diversified our operating revenues and cash flows across multiple business lines and markets.

We generate the majority of our consolidated operating revenue primarily from subscriptions to our video and data services (collectively “broadband services”) and transport services to business and residential customers. Revenues increased $140.0 million during 2015 compared to 2014, primarily from growth in commercial services, total data connections and the acquisition of Enventis in 2014.  We expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase.

We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  We gained strategic advantage through the acquisition of Enventis in 2014, which recently launched a suite of cloud data services that increases efficiency and reduces IT costs for our customers.  In addition, we recently launched an enhanced hosted voice product, which enables greater scalability and reliability for businesses. We anticipate future momentum in new commercial services as these new products gain traction.

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. Data connections continue to increase as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  We introduced data speeds of up to 1 Gbps to approximately 20,000 of our fiber-to-the-home customers in our Kansas market and a limited portion of our Pennsylvania market in December 2014 and in our Texas market in the first quarter of 2015, with our California market to follow in 2016.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability. As of December 31, 2015, approximately 29% of the homes in the areas we serve subscribe to our data service.

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

We tailor our services to commercial and carrier customers by developing solutions to fit their specific needs.  We provide services to a wide range of commercial customers from sole proprietors and other small businesses to multi-location corporations and telecommunications carriers.  Our business suite of services includes local and long-distance calling plans, hosted voice services using Cloud network servers, the added capacity for multiple phone lines, scalable broadband Internet, online back-up and business directory listings.

For larger businesses, we offer data services including dedicated Internet access through our Metro Ethernet network.  Wide Area Network (“WAN”) products include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps, accommodating the growth patterns of our business customers.  Our data centers provide redundant, scalable bandwidth over a self-healing fiber-optic backbone that is protected by uninterrupted power supplies and generator back-ups with direct connection to broadband.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul, dark fiber and other fiber-based transport solutions with speeds up to 100 Gbps.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors”, which is incorporated herein by reference.

Key Operating Statistics

	As of December 31,
	2015	2014	2013
Consumer customers	268,934	277,753	258,769

Voice connections	482,735	503,120	440,253
Data connections	456,100	443,489	407,972
Video connections	117,882	124,229	111,968
Total connections	1,056,717	1,070,838	960,193

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

Sources of Revenue

The following table summarizes our sources of revenue for the last three fiscal years:

	2015		2014		2013
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$183.3	23.6%	$117.5	18.5%	$94.5	15.7%
Voice services	103.0	13.3	92.6	14.6	89.8	14.9
Other	12.3	1.6	11.5	1.8	10.6	1.8
	298.6	38.5	221.6	34.9	194.9	32.4
Consumer:
Broadband (VoIP, data and video)	213.6	27.5	200.8	31.6	195.1	32.5
Voice services	60.6	7.8	60.2	9.5	63.9	10.6
	274.2	35.3	261.0	41.1	259.0	43.1

Equipment sales and service	55.0	7.1	10.0	1.5	—	—
Subsidies	56.3	7.3	53.2	8.4	52.0	8.6
Network access	73.9	9.5	75.7	11.9	81.4	13.5
Other products and services	17.7	2.3	14.2	2.2	14.3	2.4
Total operating revenues	$775.7	100.0%	$635.7	100.0%	$601.6	100.0%

All telecommunications providers continue to face increased competition as a result of technology changes and legislative and regulatory developments in the industry.  We continue to focus on commercial growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  In addition, we expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase, which will offset the anticipated decline in traditional voice services impacted by the ongoing industry-wide reduction in residential access lines.

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer include scalable high speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  Our hosted VoIP package utilizes our soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system.  The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system and allows the customer to receive and listen to voice messages through email.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including private line, WAN and Ethernet services to provide high bandwidth connectivity across point-to-point and multiple site networks.  Networking services are available at a variety of speeds up to 10 Gbps.  Data center and disaster recovery solutions also provide a reliable and local colocation option for commercial customers.  We have also recently launched a suite of Cloud-based services which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.

We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul, dark fiber and other fiber transport solutions with speeds up to 100 Gbps.  The demand for backhaul services continues to grow as wireless carriers are faced with escalating consumer and commercial demands for wireless data.

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

Consumer

Broadband Services

Broadband services include revenue from residential customers for subscriptions to our VoIP, data and video products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our data service plans also include wireless internet access, email and internet security and protection.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  We offer multiple voice service plans with customizable calling features and voicemail.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  Video subscribers also have access to our TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live streams using a computer or mobile device.

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

Equipment Sales and Service

As an equipment integrator, we offer network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  We sell telecommunications equipment, such as key, Private Branch Exchange (“PBX”), IP-based telephone systems and other sophisticated hardware solutions, and offer support services to medium and large business customers. Through our acquisition of Enventis in 2014, we obtained a leading market relationship with Cisco Systems, Inc. and, as a result, are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.   Our strategic relationship with Cisco as the supplier allows us to deploy a wide range of collaboration, data center and network technology solutions. We earned Cisco’s Master Cloud Builder Specialization and received the Data Center Interconnect designation. We maintain numerous Cisco specializations and authorizations, as well as partner relationships with EMC, NetApp, VMware and other industry-leading vendors in order to provide integrated communication solutions that best fit our customers’ needs.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies are funded by end user surcharges to which telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to participating carriers monthly based upon their respective costs for providing local service.  Similar to access charges, subsidies are regulated by federal and state regulatory commissions.  See Part I – Item 1 – “Regulatory Environment” below and Item 1A – Risk Factors – “Risks Related to the Regulation of Our Business” for further discussion regarding the subsidies we receive.

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

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2015, 2014 and 2013.

Wireless partnerships

In addition to our core business, we also derive a significant portion of our cash flow and earnings from investments in five wireless partnerships.  Wireless partnership investment income is included as a component of other income in the consolidated statements of income.  Our wireless partnership investment consists of five cellular partnerships: GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”), GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), Pennsylvania RSA No. 6(I) Limited Partnership (“RSA 6(I)”) and Pennsylvania RSA No. 6(II) Limited Partnership (“RSA 6(II)”).

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

We own 20.51% of RSA #17, which serves areas in and around Conroe, Texas.  Because we have some influence over the operating and financial policies of this partnership, we account for the investment under the equity method, recognizing income on our proportionate share of earnings.  Cash distributions are recorded as a reduction in our investment.

San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both the Mobilnet South Partnership and RSA #17.

We own 3.60% of Pittsburgh SMSA, 16.67% of RSA 6(I) and 23.67% of RSA 6(II), all of which are majority owned and operated by Verizon Wireless.  These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania ILEC and CLEC operations.  Because of our limited influence over Pittsburgh SMSA, we account for the investment using the cost method.  RSA 6(I) and RSA 6(II) are accounted for under the equity method.

For the years ended December 31, 2015, 2014 and 2013, we recognized income of $37.0 million, $34.4 million and $37.5 million, respectively, and received cash distributions of $45.3 million, $34.6 million and $34.8 million, respectively, from these wireless partnerships.

Employees

As of December 31, 2015, we employed approximately 1,783 employees, including part-time employees.  We also use temporary employees in the normal course of our business.

Approximately 28% of our employees were covered by collective bargaining agreements as of December 31, 2015.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business”.

Sales and Marketing

The key components of our overall marketing strategy include:

•	Organizing our sales and marketing activities around our consumer, commercial and carrier customers;

•	Positioning ourselves as a single point of contact for our customers’ communications needs;

•	Providing customers with a broad array of voice, data and video services and bundling these services whenever possible;

•	Identifying and broadening our commercial customer needs by developing solutions and providing integrated service offerings;

•	Providing excellent customer service, including 24/7 centralized customer support to coordinate installation of new services, repair and maintenance functions;

•	Developing and delivering new services to meet evolving customer needs and market demands; and

•	Leveraging history and brand recognition across all market areas.

We currently offer our services through call centers, our website, communication centers and commissioned sales representatives.  Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, business and carrier services.  Our sales efforts are supported by direct mail, bill inserts, newspaper, radio and television advertising, public relations activities, community events and website promotions.

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

Network Architecture and Technology

We have made significant investments in our technologically advanced telecommunications networks and continue to enhance and expand our network by deploying technologies to provide additional capacity to our customers.  As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve.  Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas.  By bringing the fiber network closer to the customer premises, we can increase our service offerings, quality and bandwidth services.  Our existing network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in our customers’ homes and businesses.

Our networks are supported by advanced 100% digital switches, with a fiber network connecting in all but one of our exchanges.  We continue to enhance our copper network to increase bandwidth in order to provide additional products and services to our marketable homes. In addition to our copper plant enhancements, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our service areas.  In addition, this fiber infrastructure provides the connectivity required to provide video service, Internet and long-distance services to all Consolidated residential and commercial customers.  Our fiber network utilizes fiber-to-the-home (“FTTH”) and fiber-to-the-node (“FTTN”) networks to offer bundled residential and commercial services.

We operate fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2015, our fiber-optic network consisted of approximately 13,720 route-miles, which includes approximately 4,700 miles of fiber network in Minnesota and surrounding areas, 4,180 miles of fiber network in Texas, approximately 1,690 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, 1,050 miles of fiber network in Illinois, approximately 1,080 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and over 1,020 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area including both Kansas and Missouri.  In 2014, we expanded our commercial services into the greater Dallas/Fort Worth market utilizing our existing carrier-class fiber network in this area.  This network previously was used to serve our wholesale and carrier customers.  In 2014, we began offering fiber based services including dedicated Internet access, wide area network services and hosted private branch exchange (iPBX) to commercial customers in this market.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2015, we had 1,224 cell sites under contract with 1,065 connected and 159 scheduled for completion in 2016.

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

We also continue to focus on increasing our revenue per customer, primarily by improving our data market penetration, by increasing the sale of other value-added services and by encouraging customers to subscribe to our service bundles.

Improve operating efficiency

We continue to seek to improve operating efficiency through technology, better practices and procedures and through cost containment measures. Our current focus is on the continued integration of Enventis into our existing operations and creating operating synergies for the combined company.  In recent years, we have made significant operational improvements in our business through the centralization of work groups, processes and systems, which has resulted in significant cost savings and reductions in headcount.  Because of these efficiencies, we are better able to deliver a consistent customer experience, service our customers in a more cost-effective manner and lower our cost structure.  We continue to evaluate our operations in order to align our cost structure with operating revenues while continuing to launch new products and improve the overall customer experience.

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

Our other lines of business are subject to substantial competition from local, regional and national competitors.  In particular, our wholesale and transport business serves other interexchange carriers and we compete with a variety of service providers including incumbent and competitive local telephone companies and other fiber data companies.  For our business systems products, we compete with other equipment providers or value added resellers, network providers, incumbent and competitive local telephone companies and with cloud and data hosting service providers.

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

Overview

Our revenues, which include revenues from such telecommunications services as local telephone service, network access service and toll service, are subject to broad federal and/or state regulation are derived from various sources, including:

•	business and residential subscribers of basic exchange services;
•	surcharges mandated by state commissions;

•	long-distance carriers for network access service;
•	competitive access providers and commercial customers for network access service; and

•	support payments from federal or state programs.

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

Removal of Entry Barriers

The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers.  All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers.  Local exchange carriers, including our rural telephone companies, are required to:

•	Allow other carriers to resell their services;

•	Provide number portability where feasible;

•	Ensure dialing parity, meaning that consumers can choose their default local or long-distance telephone company without having to dial additional digits;

•	Ensure that competitors’ customers receive non-discriminatory access to telephone numbers, operator service, directory assistance and directory listings;

•	Afford competitors access to telephone poles, ducts, conduits and rights-of-way; and

•	Establish reciprocal compensation arrangements with other carriers for the transport and termination of telecommunications traffic.

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

•

Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability; and

•

Provide, at rates, terms and conditions that are just, reasonable and non-discriminatory, for the physical collocation of other carriers’ equipment necessary for interconnection or access to unbundled network elements (“UNEs”) at the premises of the incumbent telephone company.

Access Charges

On November 18, 2011, the FCC released its comprehensive order on intercarrier compensation and universal service reform.  See “FCC Access Charge and Universal Service Reform Order” below for detailed discussion on the FCC order.

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

Intrastate network access charges are regulated by state commissions.  The FCC order on intercarrier compensation and universal service reform required state access charges to mirror interstate access charges, and as of July 1, 2013, all switched intrastate access charges mirror interstate access charges.

The FCC regulates the prices we may charge for the use of our local telephone facilities to originate or terminate interstate and international calls.  The FCC has structured these prices as a combination of flat monthly charges paid by customers and both usage-sensitive (per-minute) charges and flat monthly charges paid by long-distance or other carriers.

The FCC regulates interstate network access charges by imposing price caps on Regional Bell Operating Companies and other large incumbent telephone companies.  These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings.  Incumbent telephone companies, such as our local telephone companies, may elect to base network access charges on price caps, but are not required to do so. All of our incumbent telephone companies have elected for price cap regulation.

We believe that price cap regulation gives us greater pricing flexibility for interstate services, especially in the increasingly competitive special access segment.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  As we have acquired new properties we have converted them to federal price cap regulation.

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

Unlike the federal system, California, Illinois, Iowa and Minnesota do not provide an explicit subsidy in the form of a universal service fund for companies of our size.  Therefore, while subsidies from the Federal Universal Service Fund offset the decrease in revenues resulting from the reduction in interstate network access rates, there was no corresponding offset for the decrease in revenues from the reduction in California and Illinois intrastate network access rates.  In Iowa, Minnesota, Pennsylvania and Texas, the intrastate network access rate regime applicable to our rural telephone companies does not mirror the FCC regime, so the impact of the reforms was revenue neutral.

In recent years, carriers have become more aggressive in disputing the FCC’s interstate access charge rates and the application of access charges to their telecommunications traffic.  We believe these disputes have increased, in part, because advances in technology have made it more difficult to determine the identity and jurisdiction of traffic, giving carriers an increased opportunity to challenge access costs for their traffic.  For example, in September 2003, Vonage Holdings Corporation filed a petition with the FCC to preempt an order of the Minnesota Public Utilities Commission asserting jurisdiction over Vonage.  The FCC determined that it was impossible to divide Vonage’s VoIP service into interstate and intrastate components without negating federal rules and policies.  Accordingly, the FCC found it was an interstate service not subject to traditional state telephone regulation.  While the FCC order did not specifically address whether intrastate access charges were applicable to Vonage’s VoIP service, the fact that the service was found to be solely interstate raises that concern.  We cannot predict what other actions other long-distance carriers may take before the FCC or with their local exchange carriers, including our rural telephone companies, to challenge the applicability of access charges.  Due to the increasing deployment of VoIP services and other technological changes, we believe these types of disputes and claims are likely to increase.

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

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas.  As discussed above, the Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements.  However, the Telecommunications Act provides that the rural exemption will cease to apply to competing cable companies if and when the rural carrier introduces video services in a service area, in which case, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect.  Since each of our subsidiaries now provides video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas.  Additionally, in Texas, the Public Utilities Commission of Texas (“PUCT”) has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies.  Our ILEC subsidiaries in California, Illinois, Iowa, Minnesota and Pennsylvania still have the rural exemption in place. We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.

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

The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILECs have rural exemptions.  Our CLEC operations were not significantly affected by the 2005 changes to the UNE rules because they use their own switching for business customers that are served by high capacity loops.  Our Pennsylvania CLEC has a commercial agreement with Verizon that sets the terms of the pricing and provisioning of lines previously served utilizing UNE-P, including Verizon switching service.  Less than 5% of our Pennsylvania CLEC access lines are provisioned utilizing this commercial arrangement.  Although the costs for this arrangement will increase over time pursuant to the terms of the agreement, our relatively low use of Verizon’s switching and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure.  The CLEC has experienced moderate increases in the overall cost to provision high-capacity loops, interoffice transport facilities and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.  In December 2012, our subsidiary Consolidated Communications Enterprise Services. Inc. (“CCES”), entered into a 5-year wholesale special access agreement with AT&T, which moved us off of the UNE platform, reduced costs and gave us greater flexibility.  This agreement applies to our CLEC operations in California, Illinois, Kansas, Missouri and Texas.

In 2006, Verizon filed a petition requesting that the FCC refrain from applying a number of regulations to the Verizon operations in six major metropolitan markets, including the Pittsburgh market area.  Among other things, Verizon urged the FCC to forbear from applying loop and transport unbundling regulations, claiming there was sufficient competition in the Pittsburgh market to mitigate the need for these rules.  The FCC denied Verizon’s petition in December 2007, but a federal court of appeals remanded this decision to the FCC for further analysis in 2009.  If the FCC grants this remanded petition or any similar forbearance petitions in markets in which our CLEC operates, our cost to obtain access to loop and transport facilities would increase substantially for the 5%, or less, of the lines provisioned under the commercial agreement discussed above.  In 2013, AT&T filed to amend its interstate access tariff with the FCC to eliminate the 5-year term discounts on its special access services.  We filed a petition to reject AT&T’s filing, and on December 9, 2013, the FCC suspended AT&T’s filing pending investigation.  The FCC has not yet issued a ruling in this matter.

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $56.3 million, $53.2 million and $52.0 million in 2015, 2014 and 2013, respectively.

In order for an eligible telecommunications carrier (“ETC”) to receive high-cost support, the USF/Intercarrier Compensation (“ICC”) Transformation Order requires states to certify annually that USF support is used only for the provision, maintenance and upgrading of facilities and services for which the support is intended.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  Each of our rural telephone companies has been designated as an ETC. For calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest Communications (“SureWest”) did not submit the required certification to the California Public Utilities Commission

(“CPUC”) in time to be included in its October 1, 2012 submission to the FCC.  In January 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. In February 2013, the CPUC filed a certification with the FCC with respect to SureWest. In October 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  In November 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management is optimistic that the Company may prevail in its application to the Commission and receive USF funding for the period January 1, 2013 through June 30, 2013 based on the change in SureWest’s USF filing status caused by the change in the ownership of SureWest, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest had a previously filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld and the FCC’s past practice of granting waivers to accept late filings in similar situations. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of previously recognized revenues, in December 2013 we reversed $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.

FCC Access Charge and Universal Service Reform Order

In November 2011, the FCC released a comprehensive order on access charge and universal service reform (the “Order”).  The access charge portion of the Order systematically reduces minute-of-use-based interstate access, intrastate access and reciprocal compensation rates over a six to nine year period to an end state of bill-and-keep, in which each carrier recovers the costs of its network through charges to its own subscribers, not through intercarrier compensation.  The reductions apply to terminating access rates and usage, with originating access to be addressed by the FCC in a later proceeding.  To help with the transition to bill-and-keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (“ARM”) which is funded from the Connect America Fund (“CAF”), and the second is an Access Recovery Charge (“ARC”) which is recovered from end users.  The universal service portion of the Order redirects support from voice services to broadband services, and is now called the CAF.  The initial release of the Order mandated that, in order to receive CAF funding, carriers must agree to provide broadband capability to 100% of their customer base at a minimum speed of 4 Mbps downstream and 1Mbps upstream.

In the Order, holding companies with price cap study areas and rate of return study areas are mandated to move each of their interstate rate of return study areas to price cap for universal service purposes only.  The intercarrier compensation rules will keep rate of return study areas under the rate of return intercarrier compensation transitions plan and the price cap study areas under the price cap intercarrier compensation transition.

In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, our network access revenue decreased approximately $1.3 million during 2015.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers, the acceptance criteria for CAF Phase II funding and the annual reporting requirements, and it also introduced CAF Phase III. For companies that accept the CAF Phase II funding, there is a three year transition period in instances in which their current CAF Phase I funding exceeds the CAF Phase II funding. If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations. We accepted the CAF Phase II funding in August 2015. The annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding will be received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I. The acceptance of funding at the lower level will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year.

The annual reporting requirements include (i) filings of annual certifications that the carrier is both meeting its public interest obligations and is offering comparable broadband rates and (ii) the filing of a Service Quality Improvement plan. The initial plan must be filed by July 1, 2016, with progress reports filed every year thereafter.  The plan must include, among other things, the total amount of CAF Phase II funding used to fund capital expenditures in the previous year and certification that the carrier is meeting the required interim deployment milestones.

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

Illinois

Our Illinois rural telephone company holds the necessary certifications in Illinois to provide long-distance and payphone services.  We are required to file tariffs with the Illinois Commerce Commission (“ILCC”) or post written service offerings on its website, but generally can change the prices, terms and conditions stated in its tariffs on one day’s notice, with prior notice of price increases to affected customers.  Our CLEC services are not subject to any significant state regulations in Illinois.

Our Illinois rural telephone company is certified by the ILCC to provide local telephone services.  This entity operates as a distinct company from a regulatory standpoint. As described below, Consolidated Communications of Illinois Company (formerly known as Illinois Consolidated Telephone Company) (“CCIC”) has elected the option under Illinois law to have its rates, terms and conditions of service subject to market regulation that is regulated by competition in the market.  Although, as explained above, the FCC has preempted certain state regulations pursuant to the Telecommunications Act, Illinois retains the authority to impose requirements on our Illinois rural telephone company to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers.  Our Illinois rural telephone company has not had a general rate proceeding before the ILCC since 1983.

The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on a number of occasions since 1985.  In 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ILCC to replace the existing system of individual town franchises.  This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services.  The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the law.  Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future.  In 2010, the Illinois General Assembly passed Public Act 96-0927, which updates the telecommunications statute, allowing ILECs, beginning January 1, 2011, to elect deregulation of local services.  CCIC elected this option effective April 1, 2014.  Under this option, CCIC’s rates for local services became “competitive” and no longer subject to rate of return regulation, and certain other service quality obligations are reduced.  CCIC is obligated to make certain basic local exchange service packages available to customers.  Public Act 96-0927 also specified that local exchange carriers may not charge intrastate access rates at levels higher than their interstate access rates.  The Governor of Illinois signed the bill into law on June 15, 2010.  In June 2013, the Illinois legislature approved additional amendments to the telecommunications statute.  The new telecommunications legislation made minor changes to the telecommunications statute. The current telecommunications statute is currently scheduled to sunset July 1, 2017.

Texas

Our Texas rural telephone companies are each certified by the PUCT to provide local telephone services in their respective territories.  In addition, our Texas long-distance and transport subsidiaries are registered with the PUCT as interexchange carriers.  The transport subsidiary has also obtained a service provider certificate of operating authority (“SPCOA”) to better assist the transport subsidiary with its operations in municipal areas.  Recently, to assist with expanding services offerings, CCES also obtained a SPCOA from the PUCT.  While our Texas rural telephone company services are extensively regulated, our other services, such as long-distance and transport services, are not subject to any significant state regulation.

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

Texas Universal Service

The Texas Universal Service Fund is administered by the National Exchange Carrier Association.  PURA, the governing law, directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high-cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost for providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.  Our Texas ILECs receive two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the high cost assistance fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

In September 2011, the Texas state legislature passed Senate Bill No. 980/House Bill No. 2603 which, among other things, mandated the PUCT to review the Universal Service Fund and issue recommendations by January 1, 2013 with the intent to effectively reduce the size of the Universal Service Fund.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013 and (ii) rural and urban local rate benchmarks be developed.  The large company fund review was completed in September 2012 and the PUCT addressed the small fund participants in Docket 41097 Rate Rebalancing (“Docket 41097”), as discussed below.

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT in August 2013.  In accordance with the provisions of the settlement agreement, the HCF draw will be reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for and implemented in 2014 and 2015.

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

Pennsylvania

The Pennsylvania Public Utilities Commission (“PAPUC”) regulates the rates, the system of financial accounts for reporting purposes and certain aspects of service quality, billing procedures and universal service funding, among other things, related to our rural telephone company and CLEC’s provision of intrastate services.  In addition, the PAPUC sets the rates and terms for interconnection between carriers within the guidelines ordered by the FCC.  Pennsylvania intrastate rates are regulated under a statutory framework referred to as Act 183.  Under this statute, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases.  In return, we committed to continue to upgrade our network to ensure that all our customers would have access to broadband services, and to deploy a ubiquitous broadband (defined as 1.544 Mbps) network throughout our entire service area by December 31, 2008, which we did.

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

Minnesota, Iowa and North Dakota

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

Our subsidiaries Consolidated Communications of Minnesota Company (formerly Mankato Citizens Telephone Company) (“CCMN”), Consolidated Communications of Mid-Communications Company (formerly Mid-Communications, Inc.) (“CCMC”) and Consolidated Communications of Iowa Company (formerly Heartland Telecommunications Company of Iowa) (“CCIA”) are ILECs. CCMN and CCMC are public utilities operating pursuant to indeterminate permits issued by the Minnesota Public Utilities Commission (“MPUC”).  CCIA is also a public utility, which operates pursuant to a certificate of public convenience and necessity issued by the Iowa Utilities Board (“IUB”).  Due to the size of our ILEC companies, neither the MPUC nor the IUB regulates our rates of return or profits.  In Minnesota, regulators monitor CCMN and CCMC price and service levels. In Iowa, CCIA is not rate-regulated.  Our companies can change local rates by evaluating various factors including economic and competitive circumstances.

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

A state franchising law has also been enacted in Kansas.  While these laws have reduced franchise burdens on our subsidiaries and have made it easier for them to seek out and enter new markets, they also have reduced the entry barriers for others who may want to enter our cable television markets.

Federal law and regulation also affects numerous issues related to video programming and other content.

Under federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three year cycle began on January 1, 2012.  The Company has successfully negotiated agreements with all of the local television broadcast stations that would have been eligible for “must carry” treatment in each of its markets.  As anticipated, fees under retransmission consent agreements generally underwent marked increases for the 2012 through 2015 period.

Federal law and regulations regulate access to certain programming content that is delivered by satellite. The FCC has provisions in place that ban certain discriminatory practices and unfair acts, and include a presumption that the withholding of regional sports programming by content affiliates of incumbent cable operators is presumptively unlawful. The existing FCC complaint process for program access for both satellite and terrestrially-delivered content is governed on a case-by-case basis.  The FCC currently is considering adopting rules that could make it less burdensome for competing multichannel video programming providers who are denied access to cable-affiliated satellite programming on reasonable terms and conditions to pursue and meet evidentiary standards with respect to program access complaints.  That proceeding remains pending before the FCC.

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

In early 2010, Comcast proposed to enter into a joint venture with NBC Universal, through which it would acquire control of numerous NBC properties, including both broadcast and cable television programming operations of NBC.  In early 2011, the FCC and the Department of Justice (“DOJ”) approved the transaction, with a significant number of conditions designed to promote programming diversity, to limit the ability of the combined entity to affect competition adversely, and to protect newly emerging markets such as independent OTT video. These conditions include requirements for program access and carriage, non-discrimination in making programming available, limits on bundling that would affect competition and the relationship of the joint venture to emerging on-line competition.  In addition, conditions were imposed to maintain independence within the NBC unit in dealing with competing cable operators.  The parties agreed to the conditions and the transaction was completed during 2011.  Most of the conditions will have a duration of seven years.

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

Cable operators depend, to some degree, upon their ability to utilize the poles (and conduit) of electric and telephone utilities.  The terms and conditions under which such attachments can be made were established in the federal Pole Attachment Act of 1978, as amended.  The Pole Attachment Act outlined the formula for calculating the fee to be charged for the use of utility poles, a formula that assesses fees based on the proportionate amount of space assigned for use and an allocation of certain qualified costs of the pole owner.  The FCC has put a structure in place for pole attachment regulation that has covered cable operators and other types of providers.  The FCC has adopted new rules that apply a single rate to all providers who use poles, whether they are cable operators, telecommunications providers, or Internet providers, even if they use the attachment to offer more than one service. These rules only affect attachments in states where the federal rules apply.  States have the option to opt out of the federal formula and to regulate pole attachments independently.  Illinois, Iowa, Kansas, Minnesota, Missouri, Pennsylvania and Texas follow the FCC pole attachment framework.  California has elected to separately regulate pole attachments and pole attachment rates.  The FCC decision has been appealed, and the ultimate outcome of the appeal cannot be predicted.

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

The outcome of pending matters cannot be determined at this time but can lead to increased costs for the Company in connection with our provision of cable services and can affect our ability to compete in the markets we serve.

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

The FCC has also adopted policy principles to signal its objectives with respect to high-speed Internet and related services.  These principles are intended to encourage broad customer access to the content and applications of their choice, to promote the unrestricted use of lawful equipment by users of Internet services and to promote competition among providers.

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

While this initiative was getting underway, a Federal appeals court decision in April 2010 assessed the FCC’s authority over Internet services under the Communications Act, and invalidated action taken by the FCC that was based on authority that the FCC thought it possessed.  The FCC asserted that it has jurisdictional authority in some areas related to the promotion of an “open Internet” or “net neutrality”.  Notwithstanding the court setback, the FCC elected to adopt rules in this regard in December 2010.  That action was appealed to a Federal appeals court, and in January 2014, the U.S. Court of Appeals for the D.C. Circuit found that the FCC does have the authority to implement regulation of the Internet if those rules reasonably advance the promotion of broadband deployment and do not violate other statutory requirements.

As a result of the ruling, the FCC intends to reclassify broadband Internet services as a telecommunications service subject to regulation under Title II of the Telecommunications Act of 1996, and in March 2015, the FCC released its net neutrality order, which applies to all wireline and wireless providers of broadband Internet services. The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulations disallow blocking, throttling and paid prioritization by Internet service providers. The net neutrality order also requires providers to disclose certain information to consumers regarding rates, fees, data allowances and packet loss. Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.  We do not believe the net neutrality order will result in significant changes to the services we provide our customers, nor do we believe it will have a material impact on our financial position or results of operations.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify among our customer channels. The telecommunications, Internet and digital video businesses are highly competitive. We face actual or potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies, and cable television companies, and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. Due to consolidation and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and to rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the Internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are called over-the-top (“OTT”) services that deliver video content to televisions and computers over the Internet.  OTT services can include episodes of highly-rated television series in their current broadcast seasons.  They also can include content that is related to broadcast or sports content that we carry, but that is distinct and may be available only through the alternative source.  Finally, the transition to digital broadcast television has allowed many consumers to obtain high-definition local broadcast television signals (including many network affiliates) over-the-air using a simple antenna.  Consumers can pursue each of these options without foregoing any of the other options.  We may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends and discount or bundled pricing strategies by competitors. The incumbent telephone carrier in the markets we serve enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations. Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling some services competitive with ours among our various customer channels can lead to revenue erosion in other related areas.  We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share; customers may reduce their usage of our services or switch to a less profitable service; and we may need to lower our prices or increase our marketing efforts to remain competitive.

We must adapt to rapid technological change.  If we are unable to take advantage of technological developments, or if we adopt and implement them more slowly than our competitors, we may experience a decline in the demand for our services.  Our industry operates in a technologically complex environment.  New technologies are continually developed and products and services undergo constant improvement. Emerging technologies offer consumers a variety of choices for their communication and broadband needs.  To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels.  Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis or at an acceptable cost, if we fail to employ technologies desired by our customers before our competitors do so or if we do not successfully execute on our technology initiatives.

New technologies, particularly alternative methods for the distribution, access and viewing of content, have been, and will likely continue to be, developed that will further increase the number of competitors that we face and drive changes in consumer behavior. Consumers seek more control over when, where and how they consume content and are increasingly interested in communication services outside of the home and in newer services in wireless Internet technology and devices such as tablets, smartphones and mobile wireless routers that connect to such devices.  These new technologies, distribution platforms and consumer behaviors may have a negative impact on our business.

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages to competitors. Technological developments could require us to make significant new capital investment in order to remain competitive with other service providers.  If we do not replace or upgrade our network and its technology once it becomes obsolete, we will be unable to compete effectively and will likely lose customers.  We also may be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass telephone companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services.  Increasingly, this can be done over wireless facilities and other emerging mobile technologies as well as traditional wired networks.  Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint.  As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas.  The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

Shifts in our product mix may result in declines in operating profitability. Margins vary among our products and services. Our profitability may be impacted by technological changes, customer demands, regulatory changes, the competitive nature of our business and changes in the product mix of our sales. These shifts may also result in our long-lived assets becoming impaired or our inventory becoming obsolete. We review long-lived assets for potential impairment if certain events or changes in circumstances indicate that impairment may be present. We currently manage potential inventory obsolescence through reserves, but future technology changes may cause inventory obsolescence to exceed current reserves.

Video content costs are substantial and continue to increase.  We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit.  In addition, on-demand programming is being made available in response to customer demand.  In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content.  Programming costs are generally assessed on a per-subscriber basis, and therefore, are directly related to the number of subscribers to which the programming is provided.  Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs.  Larger providers can often qualify for discounts based on the number of their subscribers.  This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression.  In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation.  While we expect these increases to continue, we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost.  Also, some competitors or their affiliates own programming in their own right and we may be unable to secure license rights to that programming.  As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We receive cash distributions from our wireless partnership interests and the continued receipt of future distributions is not guaranteed. We own five wireless partnership interests consisting of 2.34% of GTE Mobilnet of South Texas Limited Partnership, which provides cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas; 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area; 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”); 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.

In 2015, 2014 and 2013, we received cash distributions from these partnerships of $45.3 million, $34.6 million and $34.8 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership and the partnerships’ operating results, cash availability and financing needs, as determined by the General Partner at the date of the distribution.  We cannot control the timing, dollar amount or certainty of any future cash distributions from these partnerships.  In the absence of the receipt of cash distributions from these partnerships, we may be unable to fulfill our long-term obligations or our ability to pay cash dividends to our shareholders may be restricted.  If we do not receive cash distributions from these partnerships in the future, or if the amount of cash distributions decreases, our results of operations could be adversely affected.

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

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes and systems. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including the breach of our network security or the misappropriation of confidential information, could result in fines, penalties, litigation and loss of customers and revenues. Any such failure could adversely impact our business, financial condition and results of operations.

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements before they expire, we could have a work stoppage or other labor actions that could materially disrupt our ability to provide services to our customers.  As of December 31, 2015, approximately 28% of our employees were covered by collective bargaining agreements.  These employees are hourly workers located in Texas, Pennsylvania, Minnesota and Illinois service territories and are represented by various unions and locals.  Our relationship with these unions generally has been satisfactory, but occasional work stoppages can occur. All of the existing collective bargaining agreements expire between 2016 through 2018, of which one contract covering 9% of our employees will expire in 2016.

We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees.  If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work stoppages or slowdowns, or other labor actions, which could materially disrupt our ability to provide services.  New labor agreements, or the renewal of existing agreements, may impose significant new costs on us, which could adversely affect our financial condition and result of operations. While we believe our relations with the unions representing these employees are good, any protracted labor disputes or labor disruptions by any of our employees could have a significant negative effect on our financial results and operations.

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

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.  We are dependent on easements, franchises and licenses from various private parties, such as established telephone companies and other utilities, railroads and long-distance companies, and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks. Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks, which would interrupt our operations, force us to find alternative rights-of-way and make unexpected capital expenditures.

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

Risks Relating to Current Economic Conditions

Unfavorable changes in financial markets could adversely affect pension plan investments resulting in material funding requirements to meet our pension obligations.  We expect that we will continue to make future cash contributions to our pension plans, the amount and timing of which will depend on various factors including funding regulations, future investment performance, changes in future discount rates and mortality tables and changes in participant demographics.  Unfavorable fluctuations or adverse changes in any of these factors, most of which are outside our control, could impact the funded status of the plans and increase future funding requirements. Returns generated on plan assets have historically funded a large portion of the benefits paid under these plans.  If the financial markets experience a downturn and returns fall below the estimated long-term rate of return, our future funding requirements could increase significantly, which could adversely affect our cash flows from operations.

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

We also are subject to laws that may have a similar effect.  For example, federal, California, Illinois, Minnesota and Pennsylvania telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval.  Similarly, Section 203 of the Delaware General Corporation Law restricts our ability to engage in a business combination with an “interested stockholder”.  These laws and regulations make it difficult for another company to acquire us, and therefore, could limit the price that investors might be willing to pay in the future for shares of our common stock.  In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that we may issue in the future.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.  As of December 31, 2015, we had $1,393.6 million of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

•

We may be required to use a substantial portion of our cash flow from operations to make principal and interest payments on our debt, which will reduce funds available for operations, future business opportunities, strategic initiatives and dividends;

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

Our credit agreement and the indentures governing our 2022 Notes contain covenants that limit management’s discretion in operating our business and could prevent us from capitalizing on opportunities and taking other corporate actions.  Among other things, our credit agreement limits or restricts our ability (and the ability of certain of our subsidiaries), and the separate indentures governing the 2022 Notes limit the ability of our subsidiary, Consolidated Communications, Inc., and its restricted subsidiaries to: incur additional debt and issue preferred stock; make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock; make investments and prepay or redeem debt; enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us; create liens; sell or otherwise dispose of assets, including capital stock of, or other ownership interests in subsidiaries; engage in transactions with affiliates; engage in sale and leaseback transactions; engage in a business other than telecommunications; and consolidate or merge.

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

A breach of any of the covenants contained in our credit agreement, in any future credit agreement, or in the separate indentures governing the 2022 Notes, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable.  If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed.  In such a situation, the lenders could foreclose on the assets and capital stock pledged to them.

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

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the Federal Communications Commission (“FCC”) and other federal, state and local entities.  Rapid changes in technology and market conditions have resulted in changes in how the government addresses telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations.  In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and DVD firms have almost no regulation of their video activities.  Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets.  The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal or state levels, could require significant and costly adjustments that would adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and us and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our markets. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured.  A significant portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Order”) significantly impacts the amount of support revenue we receive from the Universal Service Fund (“USF”), Connect America Fund (“CAF”) and intercarrier compensation (“ICC”). The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II for price cap carriers and the acceptance criteria for CAF Phase II funding. For companies that accept the CAF Phase II funding, there is a three year transition period in instances in which their current CAF Phase I funding exceeds the CAF Phase II funding. If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately. We accepted the CAF Phase II funding in August 2015. The annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding will be received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I. The acceptance of funding at the lower level will transition over a three year period, beginning in

August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $1.3 million during 2015.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $1.9 million, $4.8 million and $6.8 million in 2016, 2017 and 2018, respectively.

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline and E-Rate programs for schools and libraries. The total cost of the various federal universal service programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support. We cannot predict when or how such matters will be decided or the effect on the subsidy payments we receive.  However, future reductions in the subsidy payments we receive may directly affect our profitability and cash flows.

Increased regulation of the Internet could increase our cost of doing business. Current laws and regulations governing access to, or commerce on, the Internet are limited. As the Internet continues to become more significant, federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet. At the federal level, the FCC intends to reclassify broadband Internet services as a telecommunications service subject to regulation under Title II of the Telecommunications Act of 1996, and in March 2015, the FCC released its net neutrality order, which applies to all wireline and wireless providers of broadband Internet services. The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulations disallow blocking, throttling and paid prioritization by Internet service providers. The net neutrality order also requires providers to disclose certain information to consumers regarding rates, fees, data allowances and packet loss. Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety. Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage and disposal of hazardous materials, asbestos and petroleum products.  We are also subject to laws and regulations governing air emissions from our fleet vehicles.  As a result, we face several risks, including:

•

Hazardous materials may have been released at properties that we currently own or formerly owned (perhaps through our predecessors).  Under certain environmental laws, we could be held liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties and for contamination associated with disposal by us, or by our predecessors, of hazardous materials at third-party disposal sites.

•

We could incur substantial costs in the future if we acquire businesses or properties subject to environmental requirements or affected by environmental contamination.  In particular, environmental laws regulating wetlands, endangered species and other land use and natural resources may increase the costs associated with future business or expansion or delay, alter or interfere with such plans.

•	The presence of contamination can adversely affect the value of our properties and make it difficult to sell any affected property or to use it as collateral.

•	We could be held responsible for third-party property damage claims, personal injury claims or natural resource damage claims relating to contamination found at any of our current or past properties.

The cost of complying with environmental requirements could be significant.  Similarly, the adoption of new environmental laws or regulations, or changes in existing laws or regulations or their interpretations, could result in significant compliance costs or unanticipated environmental liabilities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 121 S. 17th Street, Mattoon, Illinois, a leased facility.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings and operations in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania and Texas.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services, including central office equipment, customer premises equipment and connections, pole lines, video head-end, remote terminals, aerial and underground cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment.  We also own certain other communications equipment held as inventory for sale or lease.

In addition to plant and equipment that we wholly-own, we utilize poles, towers and cable and conduit systems jointly-owned with other entities and lease space on facilities to other entities.  These arrangements are in accordance with written agreements customary in the industry.

We have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.  See Note 11 in the Notes to the consolidated financial statements and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our lease obligations.

Item 3.Legal Proceedings.

In 2014, Sprint Corporation, Level 3 Communications, Inc. and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $2.4 million and cover periods dating back to 2006. CenturyLink, Inc. filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer the pretrial proceedings to a single court for civil cases involving common questions of fact. On November 17, 2015, the U.S. District Court in Dallas, Texas ruled in favor of the defendants, although we expect that the plaintiffs will file an appeal.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore, we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and the Company filed its response on January 18, 2016. We anticipate that oral argument will be scheduled within the next six months. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

Pennsylvania generally imposes tax on the gross receipts of telephone messages transmitted wholly within the state and telephone messages transmitted in interstate commerce where such messages originate or terminate in Pennsylvania, and the charges for such messages are billed to a service address in the state. In a 2013 decision involving Verizon Telephone Company of Pennsylvania (“Verizon Pennsylvania”), the Commonwealth Court of Pennsylvania held that the gross receipts tax applies to Verizon Pennsylvania’s installation of private phone lines because the sole purpose of private lines is to transmit messages. Similarly, the court held that directory assistance is subject to the gross receipts tax because it makes the transition of messages more effective. However, the court did not find Verizon Pennsylvania’s nonrecurring charges for the installation of telephone lines, moves of and changes to telephone lines and services and repairs of telephone lines to be subject to the gross receipts tax as no telephone messages are transmitted when Verizon Pennsylvania performs nonrecurring services.

On appeal, the Supreme Court of Pennsylvania recently held in Verizon Pennsylvania, Inc. v. Commonwealth of Pennsylvania that charges for the installation of private phone lines, charges for directory assistance and certain nonrecurring charges were all subject to the state’s gross receipt tax. The Supreme Court of Pennsylvania found that all of the services, including those related to nonrecurring charges, in some way made transmission more effective or communication more satisfactory even though such services did not involve actual transmission. This is a partial reversal of the 2013 Commonwealth Court of Pennsylvania decision described above, which had ruled that while the charges for the installation of private phone lines and directory assistance were subject to the state’s gross receipts tax, the nonrecurring charges in question were not. As a motion for reconsideration has not been filed with the Supreme Court of Pennsylvania, and the period for such filing has expired, the case is now final.

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the calendar years 2008 through 2013 is approximately $4.1 million.  Appeals of cases for the audits in calendar years 2008 through 2010 have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above.  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for the calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  Appeals of cases for the audits in calendar years 2008, 2009 and the original 2010 audit have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above. The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2013, for which we have filed or plan to file appeals, continue to lack merit. However, in light of the Supreme Court of Pennsylvania’s recent decision, we reassessed our accrual for the additional tax liability for both our CCES and CCPA subsidiaries. During the quarter ended December 31, 2015, we accrued an additional $1.1 million and $1.0 million for our CCES and CCPA subsidiaries, respectively, which increased the total accruals to $1.4 million and $1.2 million, respectively, as of December 31, 2015. These accruals also include the Company’s best estimate of the potential 2014 and 2015 additional tax liabilities. We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues. While the outcome of these other claims cannot be predicted with certainty, we do not believe that the outcome of any of these other legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”. As of February 12, 2016, there were approximately 4,765 stockholders of record of the Company’s common stock. The following table indicates the high and low stock closing prices of the Company’s common stock as reported on the NASDAQ for each of the quarters ending on the dates indicated:

	2015		2014
Period	High	Low	High	Low
First quarter	$ 27.86	$ 20.40	$ 20.39	$ 18.41
Second quarter	$ 21.89	$ 19.72	$ 22.29	$ 18.94
Third quarter	$ 21.07	$ 18.89	$ 25.72	$ 21.27
Fourth quarter	$ 22.62	$ 18.79	$ 28.60	$ 24.29

Dividend Policy and Restrictions

Our Board of Directors declared dividends of approximately $0.38738 per share in each of the periods listed above. We expect to continue to pay quarterly dividends at an annual rate of approximately $1.55 per share during 2016.  Future dividend payments are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.  Dividends on our common stock are not cumulative.

See Part II - Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion regarding restrictions on the payment of dividends. See Part I – Item 1A – “Risk Factors” of this report, which sets forth several factors that could prevent stockholders from receiving dividends in the future.  Additional information concerning dividends may be found in “Selected Financial Data” in Item 6, which is incorporated herein by reference.

Share Repurchases

During the quarter ended December 31, 2015, we repurchased 39,052 common shares surrendered by employees in the administration of employee share-based compensation plans.  The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2015	—	n/a	n/a	n/a
November 1-November 30, 2015	—	n/a	n/a	n/a
December 1-December 31, 2015	39,052	$ 21.60	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications Subsector index and a customized peer group of four companies that includes, in addition to us: Alaska Communications Systems Group, Inc., Otelco, Inc. and Shenandoah Telecommunications Company. The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2010 in each index and in the peer group. The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index, the Dow Jones US
Fixed Line Telecommunications Subsector  Index,

and a Peer Group

*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2015 Dow Jones & Co. All rights reserved.

	As of December 31,
(In dollars)	2010	2011	2012	2013	2014	2015
Consolidated Communications Holdings, Inc.	$100.00	$107.20	$97.69	$131.59	$200.77	$162.64
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Dow Jones US Fixed-Line Telecommunications Subsector	$100.00	$106.98	$123.16	$137.60	$142.09	$146.67
Peer Group	$100.00	$66.91	$69.33	$99.09	$133.82	$136.17

Sale of Unregistered Securities

During the year ended December 31, 2015, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

Item 6.Selected Financial Data.

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

	Year Ended December 31,
(In millions, except per share amounts)	2015	2014 (1)	2013	2012 (2)	2011

Operating revenues	$775.7	$635.7	$601.6	$477.9	$349.0

Cost of products and services (exclusive of depreciation and amortization)	328.4	242.7	222.5	175.9	121.7
Selling, general and administrative expense	178.2	140.6	135.4	108.2	77.8
Acquisition and other transaction costs (3)	1.4	11.8	0.8	20.8	2.6
Intangible asset impairment	—	—	—	1.2	—
Depreciation and amortization	179.9	149.4	139.3	120.3	88.0
Income from operations	87.8	91.2	103.6	51.5	58.9

Interest expense, net and loss on extinguishment of debt (4)(5)(6)	(120.9)	(96.3)	(93.5)	(77.1)	(49.4)
Other income, net	35.2	33.5	37.3	31.2	27.9
Income from continuing operations before income taxes	2.1	28.4	47.4	5.6	37.4
Income tax expense	2.8	13.0	17.5	0.7	13.1
Income (loss) from continuing operations	(0.7)	15.4	29.9	4.9	24.3
Discontinued operations, net of tax	—	—	1.2	1.2	2.7
Net income (loss)	(0.7)	15.4	31.1	6.1	27.0
Net income of noncontrolling interest	0.2	0.3	0.3	0.5	0.6
Net income (loss) attributable to common shareholders	$(0.9)	$15.1	$30.8	$5.6	$26.4
Income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$(0.02)	$0.35	$0.73	$0.12	$0.79
Discontinued operations, net of tax (7)	—	—	0.03	0.03	0.09
Net income (loss) per common share - basic and diluted	$(0.02)	$0.35	$0.76	$0.15	$0.88

Weighted-average number of shares - basic and diluted	50,176	41,998	39,764	34,652	29,600

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$219.2	$187.8	$168.5	$119.7	$124.3
Cash flows used for investing activities	(119.5)	(246.9)	(107.4)	(468.5)	(40.7)
Cash flows (used for) provided by financing activities	(90.4)	60.2	(71.6)	257.5	(50.7)
Capital expenditures	133.9	109.0	107.4	77.0	41.8

Consolidated Balance Sheet:
Cash and cash equivalents	$15.9	$6.7	$5.6	$17.9	$105.7
Total current assets	126.4	134.1	87.7	109.3	164.7
Net property, plant and equipment	1,093.3	1,137.5	885.4	907.7	337.6
Total assets	2,138.5	2,211.8	1,733.8	1,780.7	1,189.3
Total debt (including current portion)	1,388.8	1,351.2	1,208.3	1,205.0	879.9
Stockholders’ equity	250.7	330.8	152.3	136.1	47.8

Other financial data (unaudited):
Adjusted EBITDA (8)	$328.9	$288.5	$286.5	$231.9	$185.0

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

(4)

In 2014, we redeemed $72.8 million of the original aggregate principal amount of our $300.0 million 10.875% Senior Notes due 2020 (the “2020 Notes”).  In connection with the redemption of the 2020 Notes, we recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.    In 2015, we redeemed the remaining $227.2 million of the 2020 Notes for $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the year ended December 31, 2015.

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

The following tables are a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2015	2014	2013	2012	2011
Net cash provided by operating activities from continuing operations	$219.2	$187.8	$168.5	$119.7	$124.3
Adjustments:
Non-cash, stock-based compensation	(3.1)	(3.6)	(3.0)	(2.3)	(2.1)
Other adjustments, net	(59.5)	(31.6)	(24.8)	(9.7)	(10.9)
Changes in operating assets and liabilities	22.6	12.3	28.5	17.6	1.1
Interest expense, net	79.6	82.5	85.8	72.6	49.4
Income taxes	2.8	13.0	17.5	0.7	13.1
EBITDA	261.6	260.4	272.5	198.6	174.9

Adjustments to EBITDA:
Other, net (a)	(22.3)	(23.9)	(31.5)	(3.9)	(20.4)
Investment distributions (b)	45.3	34.6	34.8	29.2	28.4
Loss on extinguishment of debt (c)	41.2	13.8	7.7	4.5	–
Intangible asset impairment (d)	—	—	—	1.2	–
Non-cash, stock-based compensation (e)	3.1	3.6	3.0	2.3	2.1
Adjusted EBITDA	$328.9	$288.5	$286.5	$231.9	$185.0

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made Part I – Item 1 “Note About Forward-Looking Statements” and Part I –  Item 1A “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated”, the “Company”, “we” or “our”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2015 included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served. We provide an array of services in consumer, commercial and carrier channels in 11 states, including local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales and cloud data services.

Revenues increased $140.0 million during 2015 compared to 2014, primarily from growth in commercial services, total data connections and the acquisition of Enventis Corporation (“Enventis”) in October 2014, as described below.  We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers. We expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase.

We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  We gained strategic advantage through the acquisition of Enventis in 2014, which recently launched a suite of cloud data services that increases efficiency and reduces IT costs for our customers.  In addition, we recently launched an enhanced hosted voice product, which enables greater scalability and reliability for businesses. We anticipate future momentum in new commercial services as these new products gain traction.

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. Data connections continue to increase as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  We introduced data speeds of up to 1 Gbps to approximately 20,000 of our fiber-to-the-home customers in our Kansas market and a limited portion of our Pennsylvania market in December 2014 and in our Texas market in the first quarter of 2015, with our California market to follow in 2016.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability. As of December 31, 2015, approximately 29% of the homes in the areas we serve subscribe to our data service.

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

The increase in our operating revenues during 2015 was offset, in part, by an anticipated industry-wide trend of a decline in consumer voice services, access lines and related network access.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Excluding the increase in voice connections as a result of the acquisition of Enventis in 2014, total voice connections decreased 5% as of December 31, 2015 as compared to the same period in 2014.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.  In addition, our video connection growth is decelerating.  Excluding Enventis, total video connections decreased 6% as of December 31, 2015 as compared to the same period in 2014. The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  We believe this trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

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

In connection with the acquisition, in September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% senior notes due 2022 (the “Existing Notes”).  The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to pay the existing indebtedness of Enventis.  A portion of the proceeds, together with cash on hand and borrowings under our credit facility, was also used to redeem $72.8 million of our $300.0 million original aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”), as described in the “Liquidity and Capital Resources” section below.

Issuance of Additional Senior Notes

On June 8, 2015, we issued an additional $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “2022 Notes”).  The New Notes were priced at 98.26% of par and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of the original aggregate principal amount of the 2020 Notes, to pay related fees and expenses and to reduce the outstanding balance of our revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.

On  October 16, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act of 1933, as amended (the “Securities Act”).  The terms of the registered 2022 Notes are substantially identical to the 2022 Notes prior to the exchange, except that the notes are now registered under the Securities Act and the transfer restrictions and registration rights applicable to the original 2022 Notes no longer apply to the registered 2022 Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to thirteen county jails located in Illinois.  The sale was completed for an aggregate purchase price of $2.5 million, resulting in a gain of $1.3 million, net of tax.  The financial results of the operations for our prison services business have been reported as discontinued operations in our consolidated financial statements for the year ended December 31, 2013.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2015, 2014 and 2013.

Financial Data

				% Change
				2015 vs.	2014 vs.
(In millions, except for percentages)	2015	2014	2013	2014	2013
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$183.3	$117.5	$94.5	56%	24%
Voice services	103.0	92.6	89.8	11	3
Other	12.3	11.5	10.6	7	8
	298.6	221.6	194.9	35	14
Consumer:
Broadband (VoIP, data and video)	213.6	200.8	195.1	6	3
Voice services	60.6	60.2	63.9	1	(6)
	274.2	261.0	259.0	5	1
Equipment sales and service	55.0	10.0	—	450	—
Subsidies	56.3	53.2	52.0	6	2
Network access	73.9	75.7	81.4	(2)	(7)
Other products and services	17.7	14.2	14.3	25	(1)
Total operating revenues	775.7	635.7	601.6	22	6

Operating Expenses
Cost of services and products	328.4	242.7	222.5	35	9
Selling, general and administrative costs	178.2	140.6	135.4	27	4
Acquisition and other transaction costs	1.4	11.8	0.8	(88)	1,375
Depreciation and amortization	179.9	149.4	139.3	20	7
Total operating expenses	687.9	544.5	498.0	26	9
Income from operations	87.8	91.2	103.6	(4)	(12)
Interest expense, net	(79.6)	(82.5)	(85.8)	(4)	(4)
Loss on extinguishment of debt	(41.2)	(13.8)	(7.7)	199	79
Other income	35.1	33.5	37.3	5	(10)
Income tax expense	2.8	13.0	17.5	(78)	(26)
Net income (loss)	(0.7)	15.4	29.9	(105)	(48)
Income from discontinued operations, net of tax	—	—	1.2	—	(100)
Net income attributable to noncontrolling interest	0.2	0.3	0.3	(33)	—
Net income (loss) attributable to common shareholders	$(0.9)	$15.1	$30.8	(106)	(51)

Adjusted EBITDA (1)	$328.9	$288.5	$286.5	14%	1%

(1)	A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2015 vs.	2014 vs.
	2015	2014	2013	2014	2013
Consumer customers	268,934	277,753	258,769	(3)%	7%

Voice connections	482,735	503,120	440,253	(4)	14
Data connections	456,100	443,489	407,972	3	9
Video connections	117,882	124,229	111,968	(5)	11
Total connections	1,056,717	1,070,838	960,193	(1)%	12%

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

Data and transport services revenue increased $65.8 million during 2015 compared to 2014 and $23.0 million during 2014 compared to 2013. Excluding the addition of Enventis revenue of $57.5 million and $14.1 million, respectively, data and transport services revenue increased $8.3 million and $8.9 million, respectively,  primarily from growth in data connections and a continued increase in VoIP, Internet access and Metro Ethernet revenue.  Fiber transport and cellular backhaul revenue also increased as network bandwidth demand for wireless data continues to escalate.

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

Voice services revenue increased $10.4 million during 2015 compared to 2014 and $2.8 million during 2014 compared to 2013. Excluding the addition of Enventis revenue of $14.4 million and $3.8 million, respectively, voice services revenue decreased $4.0 million and $1.0 million, respectively, primarily due to a 5% decline in access lines during each period as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Consumer

Broadband Services

Broadband services include revenue from residential customers for subscriptions to our VoIP, data and video products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Broadband services revenue increased $12.8 million during 2015 compared to 2014. Excluding the addition of Enventis revenue of $13.5 million, broadband services revenue decreased $0.7 million primarily due to an 8% decline in video connections and increased discounts on our data service offerings.  We expect data revenue to grow as a result of the rising consumer demand for data-based services.  However, the revenue growth was tempered by a decrease in VoIP revenue during that same period due to a decline in voice connections as more consumers have begun to rely exclusively on wireless service.

Broadband services revenue increased $5.7 million during 2014 compared to 2013. Excluding the addition of Enventis revenue of $3.4 million, broadband services revenue increased $2.3 million primarily due to growth in Internet access revenue and video subscriptions revenue.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenue increased $0.4 million during 2015 compared to 2014 and decreased $3.7 million during 2014 compared to 2013. Excluding the addition of Enventis revenue of $5.5 million and $1.5 million, respectively, voice services revenue decreased $5.1 million and $5.2 million, respectively, primarily due to a 9% and 13% decline in voice connections, respectively.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

Through our acquisition of Enventis in 2014, we obtained a leading market relationship with Cisco Systems, Inc. and, as a result, are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offer network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involves multiple deliverables, revenue is allocated to each respective element based on relative selling price.  Equipment sales and services are non-recurring and changes in revenue can be attributed to the timing and volume of customer sales, which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses.  Equipment sales and service revenue increased $45.0 million during 2015 compared to 2014 and $10.0 million during 2014 compared to 2013 due to the acquisition of Enventis.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas. Subsidies revenue increased $3.1 million during 2015 compared to 2014. Excluding the addition of Enventis revenue of $6.8 million, subsidies revenue decreased $3.7 million as a result of a reduction in state funding support for our Texas ILEC and the transition from CAF Phase I to CAF Phase II funding.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Subsidies revenue increased $1.2 million during 2014 compared to 2013 primarily from the addition of Enventis revenue.

Network Access Services

Network access services include interstate and intrastate switched access revenue, network special access services and end user access.  Switched access revenue includes access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers. Network access services revenue decreased $1.8 million during 2015 compared to 2014 and $5.7 million during 2014 compared to 2013. Excluding the addition of Enventis revenue of $6.0 million and $1.7 million, respectively, network access services revenue decreased $7.8 million and $7.4 million, respectively, primarily due to declines in switched and special access revenues.  Special access revenue decreased primarily due to a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.  Switched access revenue decreased primarily as a result of the continuing decline in minutes of use and voice connections.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenue increased $3.5 million during 2015 compared to 2014 primarily from the addition of Enventis revenue of $3.9 million for its billing and support services and an increase in video advertising revenues, which was offset by a decline in directory publishing revenue.

Other products and services revenue decreased $0.1 million during 2014 compared to 2013. Excluding the addition of Enventis revenue of $1.4 million, other products and services revenue decreased $1.5 million primarily due to a decline in directory publishing revenue.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $85.7 million during 2015 compared to 2014 primarily due to the addition of the operations for Enventis during 2014, which accounted for $80.3 million of the increase.  Video programming costs also increased $5.0 million as costs per program channel continue to rise.  Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve.  We anticipate that programming costs will continue to increase due to the rising cost of license fees and as we add additional content and offer video content to various platforms.  Network access costs also increased as a result of growth in carrier and wireless backhaul services.  However, these increases were partially offset by a decline in employee costs due to a reduction in headcount.

In 2014, cost of services and products increased $20.2 million compared to 2013.  The addition of the operations for Enventis during 2014 accounted for $18.8 million of the increase.  Video programming costs also increased due to a growth in video connections and an increase in costs per program channel.  However, the increase in video programming costs was largely offset by a decline in employee costs due to a reduction in headcount as a result of integration and cost reduction efforts in 2013 as well as a reduction in pension expense in 2014.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $37.6 million during 2015 compared to 2014. The acquisition of Enventis in 2014 contributed $29.7 million of the increase.  In addition, as part of the Company’s continued integration efforts, an early retirement program was initiated during 2015 to a group of select employees who were 55 years of age or older and who have provided 15 or more years of service.  The employees were primarily in non-customer facing positions or positions in which the Company believed the retiree’s workload could be absorbed internally as part of the Company’s continuing cost saving initiatives.  The early retirement package was accepted by approximately 60 employees and, as a result, one-time severance costs of $7.2 million were incurred in 2015.  The Company expects approximately $4.8 million in future annual savings as a result of the early retirement program.  The remaining increase in selling, general and administrative costs was primarily due to an increase in property taxes and regulatory fees and increased pension costs in the current year.  These increases were offset in part by a decline in employee-related costs and a reduction in advertising expense in 2015.

Selling, general and administrative costs increased $5.2 million during 2014 compared to 2013 primarily as a result of the addition of the operations for Enventis in 2014, which accounted for $7.2 million of the annual increase.  Excluding Enventis, selling, general and administrative expense decreased $2.0 million due to a decline in professional fees for legal and billing services and a reduction in pension costs in 2014.  These savings were offset in part by growth in our commercial sales force as a result of the expansion of our commercial services in the Dallas market in 2014.  Bad debt expense also increased due to recoveries recognized in 2013.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs decreased $10.4 million during 2015 compared to 2014 as a result of the acquisition of Enventis, which closed in the fourth quarter of 2014.  In 2014, we incurred $11.8 million in transaction related fees in connection with the acquisition of Enventis.  Transaction costs consist primarily of legal, finance and other professional fees as well as expenses related to change-in-control payments to former employees of the acquired companies.

Depreciation and Amortization

Depreciation and amortization expense increased $30.5 million during 2015 compared to 2014, primarily as a result of the acquisition of Enventis during 2014 which accounted for $31.4 million of the increase.  Excluding the addition of the operations for Enventis, depreciation and amortization expense decreased $0.9 million in 2015 due to certain circuit, network and terminal equipment becoming fully depreciated during 2015, which was offset in part by capital expenditures for internally developed software and outside plant related to integration and success based projects.

In 2014, depreciation and amortization expense increased $10.1 million compared to 2013, primarily as a result of the acquisition of Enventis during 2014 which accounted for $8.0 million of the increase.  The remaining increase was primarily associated with ongoing capital expenditures related to network enhancements and success based capital projects for consumer and commercial services.

Regulatory Matters

Our revenues are subject to broad federal and/or state regulation, which include such telecommunications services as local telephone service, network access service and toll service and are derived from various sources, including:

•	business and residential subscribers of basic exchange services;

•	surcharges mandated by state commissions;

•	long distance carriers for network access service;

•	competitive access providers and commercial customers for network access service; and

•	support payments from federal or state programs.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs increased $3.2 million in 2015 compared to 2014 primarily due to the acquisition of Enventis in October 2014.

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

Our recently acquired Enventis ILEC properties are cost-based rate of return companies. Historically, under FCC rules governing rate making, these ILECs were required to establish rates for their interstate telecommunications services based on projected demand usage for the various services.  We projected our earnings through the use of annual cost separation studies, which utilized estimated total cost information and projected demand usage. Carriers were required to follow FCC rules in the preparation of these annual studies.  We determined actual earnings from our interstate rates as actual volumes and costs became known. Effective January 1, 2015, our Enventis ILECs are treated as price cap companies for universal service purposes.  In March 2015, we filed a petition for waiver to keep them as rate of return companies for switched and special access.  The petition was granted in October 2015.  We expect certain adjustments to take place over 24 months as a result of exiting the National Exchange Carrier Association (“NECA”) pool; however, we do not anticipate that they will be material to our consolidated financial statements or results of operations.

An order adopted by the FCC in 2011 (the “Order”) will significantly impact the amount of support revenue we receive from the USF, Connect America Fund (“CAF”) and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, our network access revenue decreased approximately $1.3 million during 2015.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding. For companies that accept the CAF Phase II funding, there is a three year transition period in instances in which their current CAF Phase I funding exceeds the CAF Phase II funding. If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations. We accepted the CAF Phase II funding in August 2015. The annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding will be received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I. The acceptance of funding at the lower level will transition over a three year period based on the CAF Phase I funding levels at the rates of 75% in the first year, 50% in the second year and 25% in the third year. For the period from August 2015 through December 2015, the Company received and recognized approximately $6.4 million in total CAF Phase II funding, which includes the retroactive payment for Iowa of approximately $0.6 million.

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

Texas

The Texas Public Utilities Regulatory Act (“PURA”) directs the Public Utilities Commission of Texas (“PUCT”) to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high-cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost by providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.

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

In September 2011, the Texas state legislature passed Senate Bill No. 980/House Bill No. 2603 which, among other things, mandated the PUCT to review the Universal Service Fund and issue recommendations by January 1, 2013 with the intent to effectively reduce the size of the Universal Service Fund.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013 and (ii) rural and urban local rate benchmarks be developed.  The large company fund review was completed in September 2012 and the PUCT addressed the small fund participants in Docket 41097 Rate Rebalancing (“Docket 41097”), as discussed below.

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

Other Regulatory Matters

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. The FCC and state commissions have authority to issue rules and regulations related to our business.  A number of proceedings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, intercarrier compensation, broadband deployment, consumer protection and universal service reform.  Some proceedings may authorize new services to compete with our existing services.  Proceedings that relate to our cable television operations include rulemakings on set top boxes, carriage of programming, industry consolidation and ways to promote additional competition.  There are various on-going legal challenges to the scope or validity of FCC orders that have been issued.  As a result, it is not yet possible to fully determine the impact of the related FCC rules and regulations on our operations.

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, decreased $2.9 million during 2015 compared to 2014 primarily due to a reduction in the interest rate for our outstanding senior notes.  In June 2015, we issued an additional $300.0 million in 6.50% Senior Notes due 2022, which were used, in part, to redeem our outstanding 10.875% Senior Notes due 2020, as described below. The New Notes were issued as an add-on to the $200.0 million in 6.50% Senior Notes issued in September 2014, the proceeds of which were used, in part, to fund the acquisition of Enventis in October 2014.  Interest expense was also reduced in 2015 by declines in non-cash interest expense related to our de-designated interest rate swap agreements and additional financing costs in 2014 related to the bridge loan facility obtained for the Enventis acquisition.

During 2014, interest expense, net of interest income, decreased $3.3 million compared to 2013 primarily due to a reduction in interest expense related to our interest rate swap agreements as a result of the maturity of several agreements during 2013.  Interest rates on outstanding borrowings under our Credit Agreement also declined due to the amendment of our Credit Agreement in December 2013.  These reductions in interest expense were partially offset by an increase in interest expense related to the issuance of a $200.0 million Senior Note offering in September 2014 used in part to fund the acquisition of Enventis.  2014 also included additional amortization of deferred financing fees of $1.4 million related to the bridge loan facility obtained for the Enventis acquisition.

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  These interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in accumulated other comprehensive income (loss) (“AOCI”).  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the years ended

December 31, 2015, 2014 and 2013, gains of $0.8 million, $1.6 million and $2.2 million, respectively, were recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

Loss on Extinguishment of Debt

In 2014, we redeemed $72.8 million of the original aggregate principal amount of our 10.875% Senior Notes due 2020, as described in the “Liquidity and Capital Resources” section below.  In connection with the redemption of the 2020 Notes, we paid $84.1 million and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.    In 2015, we redeemed the remaining $227.2 million of the 2020 Notes for $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during 2015.

In 2013, we amended our Credit Agreement to restate and amend our term loan credit facilities.  In connection with entering into the amended and restated credit agreement, we incurred a  loss on the extinguishment of debt of $7.7 million during the year ended December 31, 2013.

Other Income

Investment income increased $2.2 million in 2015 compared to 2014, primarily due to an increase in earnings from our wireless partnership interests, which was reduced in part by an other-than-temporary impairment loss of $0.8 million during 2015 as a result of the sale of our equity interest in Central Valley Independent Network, LLC.  Other, net decreased $0.6 million compared to 2014 primarily due to additional reserves related to disputed tax assessments recognized in 2015.

In 2014, investment income decreased $3.2 million in 2014 compared to 2013, primarily due to lower earnings from our wireless partnership interests. Other, net decreased $0.5 million compared to 2013 due to bond solicitation fees of $0.5 million, and the sale of an office facility and other related assets in Pennsylvania that resulted in a non-cash loss of $0.8 million.  Decreases were partially offset by a tentative settlement agreement of $0.9 million reached in a legal dispute in the prior year.

Income Taxes

Income taxes decreased $10.2 million in 2015 compared to 2014.  Our effective rate was 131.9% for 2015 compared to 45.8% for 2014.  In 2015, we placed additional valuation allowances on state NOL and state tax credit carryforwards of $3.9 million and $1.1 million, respectively, and related deferred tax asset of $0.2 million and $0.7 million, respectively. We also recorded a net increase of $1.9 million to our net state deferred tax liabilities and a corresponding increase to our state tax expense due to changes in state deferred income tax rates.  In 2014, we released the full $1.5 million valuation allowance and related deferred tax asset of $0.5 million maintained against the Federal NOL carryforwards subject to separate return limitation year restrictions and placed a valuation allowance on the state tax credit carryforwards of $0.5 million and related deferred tax asset of $0.3 million.  The acquisition of Enventis on October 16, 2014 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes.  These changes resulted in a net increase of $2.1 million to our net state deferred tax liabilities and a corresponding increase to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.7 million. Exclusive of these adjustments, our effective tax rate for 2015 would have been approximately 7.9% compared to 36.6% for 2014.  The 2015 effective tax rate differed from the federal and state statutory rates primarily due to state tax credits and differences in allocable income for the Company’s state tax filings.

Income taxes decreased $4.5 million in 2014 compared to 2013.  Our effective rate was 45.8% for 2014 compared to 36.9% for 2013. In 2014, we released the full $1.5 million valuation allowance and related deferred tax asset of $0.5 million maintained against the Federal NOL carryforwards subject to separate return limitation year restrictions and placed a valuation allowance on the state tax credit carryforwards of $0.5 million and related deferred tax asset of $0.3 million.  The acquisition of Enventis on October 16, 2014 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes.  These changes resulted in a net increase of $2.1 million to our net state deferred tax liabilities and a corresponding increase to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.7 million.  During 2013, we recognized $1.2 million of our previously unrecognized tax benefits, which resulted in a decrease to our tax expense of $0.8 million, due to the expiration of a state statute of limitations.  We also recognized approximately $0.7 million of tax expense during 2013 to adjust our 2012 provision to match our 2012 returns. Exclusive of these adjustments, our effective tax rate for 2014 would have been approximately 36.6% compared to 37.1% for 2013.

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

The following tables are a reconciliation of net cash provided by operating activities to adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands, unaudited)	2015	2014	2013
Net cash provided by operating activities from continuing operations	$219,179	$187,785	$168,530
Adjustments:
Non-cash, stock-based compensation	(3,060)	(3,636)	(3,028)
Loss on extinguishment of debt	(41,242)	(13,785)	(7,657)
Other adjustments, net	(18,297)	(17,793)	(17,093)
Changes in operating assets and liabilities	22,671	12,252	28,486
Interest expense, net	79,618	82,537	85,767
Income taxes	2,775	13,027	17,512
EBITDA	261,644	260,387	272,517

Adjustments to EBITDA:
Other, net (1)	(22,360)	(23,920)	(31,529)
Investment distributions (2)	45,316	34,600	34,833
Loss on extinguishment of debt	41,242	13,785	7,657
Non-cash, stock-based compensation (3)	3,060	3,636	3,028
Adjusted EBITDA	$328,902	$288,488	$286,506

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows provided by (used in):
Operating activities:
Continuing operations	$219,179	$187,785	$168,530
Discontinued operations	—	—	(4,174)
Investing activities
Continuing operations	(119,540)	(246,861)	(107,436)
Discontinued operations	—	—	2,331
Financing activities
Continuing operations	(90,440)	60,204	(71,554)
Increase (decrease) in cash and cash equivalents	$9,199	$1,128	$(12,303)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $219.2 million in 2015, an increase of $31.4 million as compared to 2014.  Cash provided by operating activities increased primarily as a result of the additional cash flows provided by the addition of the Enventis operations as well as an increase in cash distributions from our wireless partnerships in 2015.   These increases were offset in part by changes in working capital primarily due to the timing in receipts for accounts receivable, a decline in advance billings related to equipment sales and a decline in accounts payable related to the timing in payments to suppliers.

Cash Flows Used In Investing Activities

Net cash used in investing activities from continuing operations was $119.5 million during 2015, a decrease of $127.3 million from 2014 primarily due to cash used for the acquisition of Enventis in 2014.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $133.9 million in 2015, an increase of $24.9 million compared to 2014.  Capital expenditures for 2016 are expected to be $125.0 million to $130.0 million, of which approximately 63% is planned for success-based capital projects for consumer, commercial and carrier initiatives.  Capital expenditures in 2016 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2015:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes, net of discount	$495,107	October 1, 2022	6.50%
Term loan 4, net of discount	888,460	December 23, 2020	LIBOR plus 3.25%
Revolving loan	10,000	December 23, 2018	LIBOR plus 3.00%
Capital leases	7,580	May 31, 2021	9.36	% (2)
	$1,401,147

(1)	At December 31, 2015, the 1-month London Interbank Offered Rate (“LIBOR”) applicable to our borrowings was 0.42%. The Term 4 loan is subject to a 1.00% LIBOR floor.

(2)	Weighted-average rate.

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The Credit Agreement also includes an incremental term loan facility which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company (formerly known as Illinois Consolidated Telephone Company) and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2015, the borrowing margin for the next three month period ending March 31, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2015 and 2014, borrowings of $10.0 million and $39.0 million, respectively, were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of December 31, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of December 31, 2015, $63.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% and 4.20% at December 31, 2015 and 2014, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2015, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement.  As of December 31, 2015 and including the $19.6 million dividend declared in November 2015 and paid on February 1, 2016, we had $245.9 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio (as defined in the credit agreement), as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2015, our total net leverage ratio under the credit agreement was 4.23:1.00, and our interest coverage ratio was 4.12:1.00.

Senior Notes

6.50% Senior Notes due 2022

On June 8, 2015, we completed an offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $4.5 million incurred in connection with the issuance of the New Notes are being amortized using the effective interest method over the term of the notes.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 and to pay related fees and expenses and to reduce the amount outstanding on the revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.

The New Notes were issued as additional notes under the same indenture pursuant to which the $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 were previously issued on September 18, 2014.  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis, including related fees and expenses, and to repay the existing indebtedness of Enventis.  A portion of the net proceeds, together with cash on hand and borrowings from the revolving credit facility, were also used to redeem $72.8 million of the original aggregate principal amount of the 2020 Notes in 2014.

The 2022 Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The 2022 Notes are senior unsecured obligations of the Company.

On October 16, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act.  The terms of the registered notes are substantially identical to those of the 2022 Notes prior to the exchange, except that the 2022 Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the  original 2022 Notes do not apply to the registered 2022 Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

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

Among other matters, the 2022 Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  At December 31, 2015, this ratio was 4.33:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $253.1 million have been paid since May 30, 2012, including the quarterly dividend declared in November 2015 and paid on February 1, 2016, there was $351.5 million of the $604.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of December 31, 2015.  At December 31, 2015, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2015 and 2021.  As of December 31, 2015, the present value of the minimum remaining lease commitments was approximately $7.6 million, of which $1.8 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $9.4 million as of December 31, 2015, of which $4.3 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $78.2 million and $62.3 million in dividend payments to shareholders during 2015 and 2014, respectively.  In November 2015, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on February 1, 2016 to stockholders of record at the close of business on January 15, 2016.  In addition, on February 19, 2016, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 2, 2016 to stockholders of record at the close of business on April 15, 2016.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	December 31,
(In thousands, except for ratio)	2015	2014
Cash and cash equivalents	$15,878	$6,679
Working capital (deficit)	(17,892)	(21,930)
Current ratio	0.88	0.86

Our net working capital position improved $4.0 million as of December 31, 2015 as compared to 2014 primarily as a result of an increase in cash and cash equivalents due in part to a decline in accounts receivable and additional cash distributions from our wireless partnerships in the current year.  Income tax receivable also increased primarily due to the loss on the extinguishment of debt recognized in 2015.  The improvement in working capital was also due to a decline in current liabilities as a result of a decrease in accrued compensation at December 31, 2015.  The change in working capital was also impacted by the adoption as of December 31, 2015 of Accounting Standards Update No. 2015-17 (“ASU 2015-17”),

Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet.  The adoption of this guidance resulted in the reclassification of approximately $12.4 million of net deferred tax assets from current assets to noncurrent net deferred tax liabilities at December 31, 2015.  Prior period amounts were not retrospectively adjusted.

Our most significant use of funds in 2016 is expected to be for: (i) dividend payments of between $78.0 million and $80.0 million; (ii) interest payments on our indebtedness of between $73.0 million and $75.0 million and principal payments on debt of $9.1 million; and (iii) capital expenditures of between $125.0 million and $130.0 million.  In the future, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance, and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2015, we had approximately $3.8 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2015, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$9,100	$28,200	$864,500	$500,000	$1,401,800
Interest on long-term debt (1)	70,502	139,843	137,612	65,000	412,957
Interest rate swaps (2)	1,222	1,058	—	—	2,280
Capital leases	2,485	4,494	2,091	370	9,440
Operating leases	5,219	8,698	6,613	5,532	26,062
Unconditional purchase obligations:
Unrecorded (3)	56,729	34,249	16,070	14,539	121,587
Recorded (4)	40,398	—	—	—	40,398
Pension funding	3,882	—	—	—	3,882

(1)

Interest on long-term debt includes amounts due on fixed and variable rate debt.  As the rates on our variable debt are subject to change, the rates in effect at December 31, 2015 were used in determining our future interest obligations.

(2)	Expected settlements estimated using yield curves in effect at December 31, 2015.

(3)

Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the contractual terms of the contracts.

(4)	Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2015 and expected to be settled in cash.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plans.  For 2015, the estimated long-term rate of return of Plan assets was 8.00%. As of January 1, 2016, we estimate that the long-term rate of return of Plan assets will be 7.75%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

Net pension and post-retirement (benefit)/costs were $(2.2) million, $(5.5) million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  We contributed $12.2 million, $11.1 million and $11.5 million in 2015, 2014 and 2013, respectively to our pension plans.  For our other post-retirement plans, we contributed $3.0 million, $2.7 million and $2.8 million in 2015, 2014 and 2013, respectively.  In 2016, we expect to make contributions totaling approximately $0.3 million to our non-qualified supplemental retirement plans and $3.6 million to our other post-retirement benefit plans.  We do not expect to contribute to our qualified defined pension plans in 2016.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  See Note 9 to the Consolidated Financial Statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Related Party Transactions

A portion of the 2020 Notes were sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”). In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. In 2015, the 2020 Notes were fully redeemed and we paid an early redemption premium of $1.5 million and recognized interest expense of approximately $0.7 million, $1.3 million and $1.2 million in 2015, 2014 and 2013, respectively, in the aggregate for the 2020 Notes purchased by related parties. In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and in 2015 we recognized approximately $0.3 million in interest expense for the 2022 Notes purchased by the related party.

In December 2010, we entered into new lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  Each of the three lease agreements have a maturity date of May 31, 2021, and have been accounted for as capital leases.  Each of the three lease agreements have two five-year options to extend the terms of the lease after the expiration date. Our Board of Directors member, Richard A. Lumpkin, and his immediate family had a beneficial ownership interest of 66.7% and 72.4% in 2015 and 2014, respectively, of LATEL, directly or through Agracel, Inc. (“Agracel”). Agracel is real estate investment company of which Mr. Lumpkin, together with his family, had a beneficial interest of 33.5% and 44.7% in 2015 and 2014, respectively. Agracel is the sole managing member and 50% owner of LATEL. In addition, Mr. Lumpkin is a director of Agracel. The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases. The carrying value of the capital leases at December 31, 2015 and 2014 was approximately $3.0 million and $3.4 million, respectively.  We recognized $0.4 million in interest expense in 2015 and $0.5 million in interest expense in each of 2014 and 2013 and amortization expense of $0.4 million in 2015, 2014 and 2013 related to the capitalized leases.

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunications products and services to First Mid-Illinois at standard prices as to other strategic business customers and we received approximately $0.8 million in 2015 and $0.5 million in each of 2014 and 2013 for these services.

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services. Our annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding will be received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I. The acceptance of funding at the lower level will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year. For the period from August 2015 through December 2015, the Company received and recognized approximately $6.4 million in total CAF Phase II funding, which includes the retroactive payment for Iowa of approximately $0.6 million.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $1.3 million during 2015.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $1.9 million, $4.8 million and $6.8 million in 2016, 2017 and 2018, respectively.

In accordance with the provisions of SB 583, as discussed in the “Regulatory Matters” section above, our annual $1.4 million Texas HCAF support was eliminated effective January 1, 2014.  In addition, in accordance with the provisions of the settlement agreement reached with the PUCT, the HCF draw will be reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow, which the Company filed for and implemented in 2014 and 2015.

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

Goodwill

As discussed more fully in Note 1 to the Consolidated Financial Statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment, for impairment using a preliminary qualitative assessment and two-step quantitative process, if deemed necessary. The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.  A company is permitted to skip the qualitative assessment at its election, and proceed to step one of the quantitative test, which we chose to do in 2015.

Functional management within the organization evaluates the operations of our single reporting unit on a consolidated basis rather than at a geographic level or on any other component basis.  In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units.  The operations of our Illinois, Texas, Pennsylvania, California, Kansas and Missouri properties share network operations monitoring call routing and research and development costs and share remittance, customer service and billing systems.   In connection with our recent acquisition of Enventis in October 2014, the functional realignment occurred shortly after close.  The continued integration of the various systems and processes in place at Enventis will occur over the next several quarters.  All of the properties are managed at a functional level.  In addition, the Pennsylvania territories receive their video programming from a video head-end located in the Illinois territory, and all of the networks provide redundancy.  As a result, we evaluate the operations for all our service territories as a single reporting unit.

At our November 30, 2015 assessment date, the carrying value of goodwill was $764.6 million.

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

•	6.0% weighted average cost of capital based on comparable public companies and adjusting for risks unique to our business and the cash flow assumptions utilized in the analysis; and

•	1.0% terminal growth rate.

At November 30, 2015, the fair value of the single reporting unit’s total equity was estimated at approximately $1.3 billion on a control basis, and the associated carrying value of its equity was $269.8 million. For all valuation methods used, the fair value of equity exceeds its carrying value.  The use of different estimates or assumptions in the DCF model could result in a different fair value conclusion.  As a sensitivity calculation, if the discount rate in our DCF model was increased 1.0 percentage point from 6.0% to 7.0%, the fair value would decrease from approximately $1.3 billion to approximately $1.2 billion, which would not result in an impairment of goodwill, assuming there are no changes to the market-based approaches used in the valuation. Assuming the discount rate in our DCF model was increased 2.0 percentage points, the terminal growth rate decreased by 0.05 percentage point, and each of the market-based valuation approaches decreased in value by 5%, the fair value of approximately $1.3 billion would decrease by approximately $314.0 million to approximately $995.0 million, which would not result in an impairment of goodwill.  As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions.  Negative changes relating to the Company’s operations could result in potential impairment of goodwill.  Changes in the overall weighting of the DCF model and the market-based approach valuation models may also impact the resulting fair value and could result in potential impairment of goodwill.

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

The carrying value of our tradenames, excluding any finite lived tradenames, was $10.6 million at December 31, 2015 and 2014.  For the years ended December 31, 2015 and 2014, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradename.

Revenue recognition

We recognize certain revenues pursuant to various cost recovery programs from federal and state USF.  Revenues are calculated based on our estimates and assumptions regarding various financial data, including operating expenses, taxes and investment in property, plant and equipment.  Non-financial data estimates are also utilized, including projected demand usage and detailed network information.  We must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction.  These estimates are finalized in future periods as actual data becomes available to complete the separation studies.  We have historically collected revenues recognized through these programs; however, adjustments to estimated revenues in future periods are possible.  These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in allowable rates of return and the determination of recoverable costs, or decreases in the availability of funds in the programs due to increased participation by other carriers.

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

Pension and postretirement benefits

The amounts recognized in our financial statements for pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.  We make significant assumptions in regards to our pension and postretirement plans, including the expected long-term rate of return on plan assets, the discount rate used to value the periodic pension expense and liabilities, future salary increases and actuarial assumptions relating to mortality rates and healthcare trend rates.  Changes in these estimates and other factors could significantly impact our benefit cost and obligations to maintain pension and postretirement plans.

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 60% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used an expected long-term rate of return of 8.00% in 2015 and 2014. As of January 1, 2016, we estimate that the long-term rate of return of pension plan assets will be 7.75%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations.  For our 2015 and 2014 projected benefit obligations, we used a discount rate of 4.76% and 4.27%, respectively, for our pension plans and 4.61% and 4.11%, respectively, for our other postretirement plans.

A one percentage-point increase or decrease in the discount rate would have the following effects on net periodic benefit cost:

1-Percentage-	1-Percentage-
Point Increase	Point Decrease

$(2,420)	$4,133

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Business Description & Summary of Significant Accounting Policies” to the consolidated Financial Statements included in this report in Part II -Item 8 “Financial Statements and Supplementary Data”.

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

At December 31, 2015, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of December 31, 2015, LIBOR was well below the 1.00% floor.  Based on our variable rate debt outstanding at December 31, 2015 that is not subject to a variable rate floor, a 1.0% change in market interest rates would increase or decrease annual interest expense by approximately $0.1 million.

As of December 31, 2015, the fair value of our interest rate swap agreements amounted to a net liability of $1.3 million.  Pretax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $1.1 million at December 31, 2015.

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

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2015.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2015.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control on financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)  (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 26, 2016

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors adopted a Code of Business Conduct and Ethics (“the code”) that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer.  A copy of the code is posted on our investor relations website at www.consolidated.com.  Information contained on the website is not incorporated by reference in, or considered to be a part of, this document.

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

a)	(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015	F-2
	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2015	F-3
	Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4
	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2015	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015	F-6
	Notes to Consolidated Financial Statements	F-7

	(2) Financial Statement Schedules	Location

	Independent Auditors’ Report –Ernst & Young LLP	S-1
	Pennsylvania RSA No. 6 (II) Limited Partnership Balance Sheets - As of December 31, 2015 and 2014	S-3
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Income and Comprehensive Income – For the Years Ended December 31, 2015, 2014 and 2013	S-4
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Changes in Partners’ Capital – Years Ended December 31, 2015, 2014 and 2013	S-5
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Cash Flows – Years Ended December 31, 2015, 2014 and 2013	S-6
	Pennsylvania RSA No. 6 (II) Limited Partnership - Notes to Financial Statements	S-7

	Independent Auditors’ Report –Ernst & Young LLP	S-20
	GTE Mobilnet of Texas RSA #17 Limited Partnership Balance Sheets - As of December 31, 2015 and 2014	S-22
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Income and Comprehensive Income – For the Years Ended December 31, 2015, 2014 and 2013	S-23
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Changes in Partners’ Capital – Years Ended December 31, 2015, 2014 and 2013	S-24
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Cash Flows – Years Ended December 31, 2015, 2014 and 2013	S-25
	GTE Mobilnet of Texas RSA #17 Limited Partnership - Notes to Financial Statements	S-26

All other financial statement schedules have been omitted because they are not required, not applicable, or the information is otherwise included in the notes to the financial statements.

(3) Exhibits

The exhibits listed below on the accompanying Index to Exhibits are filed or furnished as part of this report.

No.
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
4.2

Indenture, dated as of September 18, 2014, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance II Co. (“CCFII Co.”) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

4.3

First Supplemental Indenture, dated as of October 16, 2014, among the Company, CCI, Consolidated Communications Enterprise Services, Inc., (“CCES”), Consolidated Communications of Fort Bend Company (“CCFBC”) Consolidated Communications of Pennsylvania Company, LLC (“CCPC”), Consolidated Communications Services Company (“CCSC”), Consolidated Communications of Texas Company (“CCTC”), SureWest Communications (“SW Communications”), SureWest Fiber Ventures, LLC (“SW Fiber Ventures”), SureWest Kansas, Inc. (“SW Kansas”), SureWest Long Distance (“SW Long Distance”), SureWest Telephone (“SW Telephone”), SureWest TeleVideo (“SW TeleVideo”), and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 16, 2014)

4.4

Second Supplemental Indenture, dated as of November 14, 2014, among Enventis Corporation, Cable Network, Inc., Crystal Communications, Inc., Enventis Telecom, Inc., Heartland Telecommunications Company of Iowa, Inc., Mankato Citizens Telephone Company, Mid-Communications, Inc., National Independent Billing, Inc., IdeaOne Telecom Inc. and Enterprise Integration Services, Inc. (collectively, the “Enventis Subsidiaries”), CCI and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2014)

4.5

Third Supplemental Indenture, dated as of June 8, 2015, among CCES, CCFBC,  CCPC,  CCSC,  CCTC,  SW Fiber Ventures,  SW Kansas,  SW Telephone,  SW TeleVideo, each of the Enventis Subsidiaries; the Company; CCI; and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 8, 2015)

4.6	Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

10.1

Second Amended and Restated Credit Agreement dated December 23, 2013 by and among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 23, 2013) as amended by that certain First Amendment to Second Amended and Restated Credit Agreement, dated as of October 16, 2014, by and among, Company, CCI, CCES, CCFBC, CCPC, CCSC, CCTC, SW Communications, SW Fiber Ventures, SW Kansas, SW Long Distance, SW Telephone and SW TeleVideo and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2014)

10.2

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.3

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.4**

Joinder Agreement (to Guaranty Agreement and Collateral Agreement), dated as of November 14, 2014, among each of the Enventis Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Second Amended and Restated Credit Agreement dated December 23, 2013 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2014)

10.5

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2010)

10.6

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 22, 2010)

10.7

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 22, 2010)

10.8***

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

10.9***

Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (as amended and restated effective May 4, 2015) (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed with the SEC on March 27, 2015)

10.10***	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.11***	Form of Employment Security Agreement with Robert J. Currey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 4, 2009)

10.12***	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
10.13***

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.14***	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.15***	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.16***	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.17***

Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)

10.18***	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.19	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)
10.20

Commitment Letter, dated as of June 29, 2014, from Morgan Stanley Senior Funding, Inc., WF Investment Holdings, LLC, Wells Fargo Securities, LLC, RBS Securities, Inc. and the Royal Bank of Scotland plc and agreed to and accepted by Consolidated Communications Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 29, 2014)

21	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

** Annexes to the Joinder Agreement, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any annex to the Securities and Exchange Commission upon request.

***Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on February 26, 2016.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	February 26, 2016
	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	February 26, 2016
	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Executive Chairman	February 26, 2016
Robert J. Currey

By:	/s/ RICHARD A. LUMPKIN	Director	February 26, 2016
Richard A. Lumpkin

By:	/s/ ROGER H. MOORE	Director	February 26, 2016
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	February 26, 2016
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	February 26, 2016
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	February 26, 2016
Thomas A. Gerke

By:	/s/ DALE E. PARKER	Director	February 26, 2016
Dale E. Parker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 26, 2016

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Net revenues	$775,737	$635,738	$601,577

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	328,400	242,661	222,452
Selling, general and administrative expenses	178,227	140,636	135,414
Acquisition and other transaction costs	1,413	11,817	776
Depreciation and amortization	179,922	149,435	139,274
Income from operations	87,775	91,189	103,661

Other income (expense):
Interest expense, net of interest income	(79,618)	(82,537)	(85,767)
Loss on extinguishment of debt	(41,242)	(13,785)	(7,657)
Investment income	36,690	34,516	37,695
Other, net	(1,501)	(968)	(456)
Income from continuing operations before income taxes	2,104	28,415	47,476

Income tax expense	2,775	13,027	17,512

Income (loss) from continuing operations	(671)	15,388	29,964

Discontinued operations, net of tax:
Loss from discontinued operations, net of tax	—	—	(156)
Gain on sale of discontinued operations, net of tax	—	—	1,333
Total discontinued operations	—	—	1,177

Net income (loss)	(671)	15,388	31,141
Less: net income attributable to noncontrolling interest	210	321	330
Net income (loss) attributable to common shareholders	$(881)	$15,067	$30,811

Net income (loss) per common share - basic and diluted
Income (loss) from continuing operations	$(0.02)	$0.35	$0.73
Discontinued operations, net of tax	—	—	0.03
Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.02)	$0.35	$0.76

Dividends declared per common share	$1.55	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$(671)	$15,388	$31,141
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax expense (benefit) of $(3,533), $(20,039) and $24,604 in 2015, 2014 and 2013, respectively	(5,547)	(31,191)	39,381
Amortization of actuarial losses (gains) and prior service credit to earnings, net of tax expense (benefit) of $1,098, $(400) and $1,172 in 2015, 2014 and 2013, respectively	1,707	(637)	1,843
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax benefit of $672, $51 and $233 in 2015, 2014 and 2013, respectively	(1,072)	(81)	(381)
Reclassification of realized loss to earnings, net of tax expense of $518, $781 and $1,934 in 2015, 2014 and 2013, respectively	853	1,269	3,941
Comprehensive income (loss)	(4,730)	(15,252)	75,925
Less: comprehensive income attributable to noncontrolling interest	210	321	330
Total comprehensive income (loss) attributable to common shareholders	$(4,940)	$(15,573)	$75,595

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$15,878	$6,679
Accounts receivable, net of allowance for doubtful accounts	68,848	77,536
Income tax receivable	23,867	18,940
Deferred income taxes	—	13,374
Prepaid expenses and other current assets	17,815	17,616
Total current assets	126,408	134,145

Property, plant and equipment, net	1,093,261	1,137,478
Investments	105,543	115,376
Goodwill	764,630	764,630
Other intangible assets	43,497	56,322
Other assets	5,187	3,892
Total assets	$2,138,526	$2,211,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,576	$15,277
Advance billings and customer deposits	27,616	31,933
Dividends payable	19,551	19,510
Accrued compensation	21,883	32,581
Accrued interest	9,353	6,784
Accrued expense	42,384	40,141
Current portion of long-term debt and capital lease obligations	10,937	9,849
Total current liabilities	144,300	156,075

Long-term debt and capital lease obligations	1,377,892	1,341,332
Deferred income taxes	236,529	246,665
Pension and other postretirement obligations	112,966	122,363
Other long-term liabilities	16,140	14,579
Total liabilities	1,887,827	1,881,014

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,470,096 and 50,364,579 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	505	504
Additional paid-in capital	281,738	357,139
Retained earnings (deficit)	(881)	—
Accumulated other comprehensive loss, net	(35,699)	(31,640)
Noncontrolling interest	5,036	4,826
Total shareholders’ equity	250,699	330,829
Total liabilities and shareholders’ equity	$2,138,526	$2,211,843

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2012	39,878	$399	$177,315	$—	$(45,784)	$4,175	$136,105
Cash dividends on common stock	—	—	(31,310)	(30,811)	—	—	(62,121)
Shares issued under employee plan, net of forfeitures	234	2	—	—	—	—	2
Non-cash, share-based compensation	—	—	3,028	—	—	—	3,028
Purchase and retirement of common stock	(46)	—	(889)	—	—	—	(889)
Tax on restricted stock vesting	—	—	289	—	—	—	289
Other comprehensive income (loss)	—	—	—	—	44,784	—	44,784
Net income	—	—	—	30,811	—	330	31,141
Balance at December 31, 2013	40,066	$401	$148,433	$—	$(1,000)	$4,505	$152,339
Cash dividends on common stock	—	—	(51,264)	(15,067)	—	—	(66,331)
Shares issued upon acquisition of Enventis	10,144	101	257,558	—	—	—	257,659
Shares issued under employee plan, net of forfeitures	224	2	(2)	—	—	—	—
Non-cash, share-based compensation	—	—	3,622	—	—	—	3,622
Purchase and retirement of common stock	(69)	—	(1,856)	—	—	—	(1,856)
Tax on restricted stock vesting	—	—	879	—	—	—	879
Other comprehensive income (loss)	—	—	—	—	(30,640)	—	(30,640)
Other	—	—	(231)	—	—	—	(231)
Net income	—	—	—	15,067	—	321	15,388
Balance at December 31, 2014	50,365	$504	$357,139	$—	$(31,640)	$4,826	$330,829
Cash dividends on common stock	—	—	(78,250)	—	—	—	(78,250)
Shares issued under employee plan, net of forfeitures	161	1	770	—	—	—	771
Non-cash, share-based compensation	—	—	2,994	—	—	—	2,994
Purchase and retirement of common stock	(56)	—	(1,125)	—	—	—	(1,125)
Tax on restricted stock vesting	—	—	210	—	—	—	210
Other comprehensive income (loss)	—	—	—	—	(4,059)	—	(4,059)
Net loss	—	—	—	(881)	—	210	(671)
Balance at December 31, 2015	50,470	$505	$281,738	$(881)	$(35,699)	$5,036	$250,699

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$(671)	$15,388	$31,141
Income from discontinued operations, net of tax	—	—	(1,177)
Net income from continuing operations	(671)	15,388	29,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,922	149,435	139,274
Deferred income taxes	5,828	10,244	16,045
Cash distributions from wireless partnerships in excess of/(less than) current earnings	8,585	212	(2,949)
Stock-based compensation expense	3,060	3,636	3,028
Amortization of deferred financing costs	3,378	4,364	2,209
Loss on extinguishment of debt	41,242	13,785	7,657
Other, net	506	2,973	1,788
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	8,688	11,896	5,937
Income tax receivable	(4,927)	(3,406)	2,224
Prepaids and other assets	163	1,953	(1,111)
Accounts payable	(2,701)	(1,904)	(10,069)
Accrued expenses and other liabilities	(23,894)	(20,791)	(25,467)
Net cash provided by continuing operations	219,179	187,785	168,530
Net cash used in discontinued operations	—	—	(4,174)
Net cash provided by operating activities	219,179	187,785	164,356

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(139,558)	—
Purchases of property, plant and equipment, net	(133,934)	(108,998)	(107,363)
Purchase of investments	—	(100)	(403)
Proceeds from sale of assets	13,548	1,795	330
Proceeds from sale of investments	846	—	—
Net cash used in continuing operations	(119,540)	(246,861)	(107,436)
Net cash provided by discontinued operations	—	—	2,331
Net cash used in investing activities	(119,540)	(246,861)	(105,105)

Cash flows from financing activities:
Proceeds from bond offering	294,780	200,000	—
Proceeds from issuance of long-term debt	69,000	80,000	989,450
Payment of capital lease obligation	(1,107)	(703)	(516)
Payment on long-term debt	(107,100)	(63,100)	(990,961)
Redemption of senior notes	(261,874)	(84,127)	—
Payment of financing costs	(4,805)	(7,438)	(6,576)
Share repurchases for minimum tax withholding	(1,125)	(1,856)	(887)
Dividends on common stock	(78,209)	(62,341)	(62,064)
Other	—	(231)	—
Net cash (used in) provided by financing activities	(90,440)	60,204	(71,554)
Increase (decrease) in cash and cash equivalents	9,199	1,128	(12,303)
Cash and cash equivalents at beginning of period	6,679	5,551	17,854
Cash and cash equivalents at end of period	$15,878	$6,679	$5,551

See accompanying notes.

S-6

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide integrated communications services in consumer, commercial, and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas and Wisconsin. We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud data services, data center and managed services, directory publishing and equipment sales. As of December 31, 2015, we had approximately 483 thousand voice connections, 456 thousand data connections and 118 thousand video connections.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) revenue recognition (Note 1), (iii) derivatives (Notes 1 and 7), (iv) the determination of deferred tax asset and liability balances (Notes 1 and 10) and (v) pension plan and other post-retirement costs and obligations (Notes 1 and 9).

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

Enventis Merger

On October 16, 2014, we completed our acquisition of Enventis Corporation, a Minnesota corporation (“Enventis”), in which we acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock. The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.  See Note 3 for a more detailed discussion of the transaction.

Issuance of Additional Senior Notes

On June 8, 2015, we issued $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which our $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “Existing Notes” and together with the New Notes, the “2022 Notes”) were previously issued on September 18, 2014.  The New Notes were priced at 98.26% of par and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million then outstanding of the original aggregate principal amount of the 10.875% Senior Notes due 2020 (the “2020 Notes”), to pay related fees and expenses and to reduce the amount outstanding on our revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.  See Note 6 for a more detailed discussion of the transaction.

On October 16, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act of 1933, as amended (the “Securities Act”).  The terms of the registered 2022 Notes are substantially identical to the 2022 Notes prior to the exchange, except that the notes are now registered under the Securities Act and the transfer restrictions and registration rights applicable to the original 2022 Notes no longer apply to the registered 2022 Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

Discontinued Operations

On September 13, 2013, we completed the sale of the assets and contractual rights used to provide communications services to inmates in thirteen county jails located in Illinois for a total purchase price of $2.5 million.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the financial results of the prison services business have been reported as a discontinued operation in our consolidated financial statements for the year ended December 31, 2013. See Note 3 for a more detailed discussion of the transaction.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds. The carrying amounts of our cash equivalents approximate their fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due to the Company from normal business activities. We maintain an allowance for doubtful accounts for estimated losses that result from the inability of our customers to make required payments. The allowance for doubtful accounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings. In addition, for larger accounts, we perform analyses of risks on a customer-specific basis. We perform ongoing credit evaluations of our customers’ financial condition and management believes that an adequate allowance for doubtful accounts has been provided. Uncollectible accounts are removed from accounts receivable and are charged against the allowance for doubtful accounts when internal collection efforts have been unsuccessful. The following table summarizes the activity in allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of year	$2,752	$1,598	$4,025
Provision charged to expense	3,525	3,320	515
Write-offs, less recoveries	(3,042)	(2,166)	(2,942)
Balance at end of year	$3,235	$2,752	$1,598

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

Property, plant and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31,	December 31,	Estimated
(In thousands)	2015	2014	Useful Lives
Land and buildings	$105,728	$116,354	18	-	40	years
Central office switching and transmission	791,719	729,953	3	-	25	years
Outside plant cable, wire and fiber facilities	1,174,777	1,126,145	3	-	50	years
Furniture, fixtures and equipment	154,049	136,544	3	-	15	years
Assets under capital lease	15,699	11,510	3	-	11	years
Total plant in service	2,241,972	2,120,506
Less: accumulated depreciation and amortization	(1,185,054)	(1,025,665)
Plant in service	1,056,918	1,094,841
Construction in progress	21,283	29,562
Construction inventory	15,060	13,075
Totals	$1,093,261	$1,137,478

Construction inventory, which is stated at weighted average cost, consists primarily of network construction materials and supplies that when issued are predominately capitalized as part of new customer installations and the construction of the network.

We record depreciation using the straight line method over estimated useful lives using either the group or unit method. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of our strategic operating plan on our network infrastructure.  In addition, the ranges of estimated useful lives presented above are impacted by the accounting for business combinations as the lives assigned to these acquired assets are generally much shorter than that of a newly acquired asset.  The group method is used for depreciable assets dedicated to providing regulated telecommunication services, including the majority of the network, outside plant facilities and certain support assets.  A depreciation rate for each asset group is developed based on the average useful life of the group.  The group method requires periodic revision of depreciation rates.  When an individual asset is sold or retired, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss.

The unit method is primarily used for buildings, furniture, fixtures and other support assets. Each asset is depreciated on the straight-line basis over its estimated useful life.  When an individual asset is sold or retired, the cost basis of the asset and related accumulated depreciation are removed from the accounts and any associated gain or loss is recognized.

Depreciation and amortization expense was $167.1 million, $139.0 million and $129.9 million in 2015, 2014 and 2013, respectively.  Amortization of assets under capital leases is included in depreciation and amortization expense.

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

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.  As noted above, goodwill is not amortized but instead evaluated annually for impairment using a preliminary qualitative assessment and two-step quantitative process, if deemed necessary.  The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit. A company is permitted to skip the qualitative assessment at its election, and proceed to step one of the quantitative test, which we chose to do in 2015.

In the first step of the impairment test, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  The fair value of the reporting unit exceeded the carrying value at December 31, 2015 and we concluded that there was no impairment of goodwill.  At December 31, 2015 and 2014, the carrying value of goodwill was $764.6 million.

If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss.  In measuring the fair value of our reporting unit as previously described, we consider the fair value of our reporting unit in relation to our overall enterprise value, measured as the publicly traded stock price multiplied by the fully diluted shares outstanding plus the value of outstanding debt.  Our reporting unit fair value models are consistent with a range in value indicated by both the preceding three month average stock price and the stock price on the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

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

The carrying value of our tradenames, excluding any finite lived tradenames, was $10.6 million at December 31, 2015 and 2014.  For the years ended December 31, 2015 and 2014, we completed our annual impairment test using a DCF methodology based on a relief from royalty method and determined that there was no impairment of our tradenames.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, tradenames of acquired companies and other intangible assets.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2015, 2014 or 2013.

The components of finite-lived intangible assets are as follows:

					December 31, 2015		December 31, 2014
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	3	-	13	years	$215,261	$(187,146)	$215,261	$(175,769)
Tradenames	1	-	2	years	2,290	(1,723)	2,290	(1,044)
Other intangible assets			5	years	5,600	(1,342)	5,600	(573)
Total					$223,151	$(190,211)	$223,151	$(177,386)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 was $12.8 million, $10.4 million and $9.4 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2016	$12,834
2017	6,097
2018	3,491
2019	3,227
2020	1,902
Thereafter	5,389
Total	$32,940

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

Share-based Compensation

We recognize share-based compensation expense for all restricted stock awards (“RSAs”) and performance share awards (“PSAs”) (collectively, “stock awards”) based on the estimated fair value of the stock awards on the date of grant.  We recognize the expense associated with RSAs and PSAs on a straight-line basis over the requisite service period, which generally ranges from immediate vesting to a four-year vesting period.  See Note 8 for additional information regarding share-based compensation.

Pension Plan and Other Post-Retirement Benefits

We maintain noncontributory defined benefit pension plans and provide certain post-retirement health care and life insurance benefits to certain eligible employees.  We also maintain two unfunded supplemental retirement plans to provide incremental pension payments to certain former employees.

We recognize pension and post-retirement benefits expense during the current period in the consolidated statement of operations using certain assumptions, including the expected long-term rate of return on plan assets, interest cost implied by the discount rate, expected health care cost trend rate and the amortization of unrecognized gains and losses.  Refer to Note 9 for further details regarding the determination of these assumptions.

We recognize the overfunded or underfunded status of our defined benefit pension and post-retirement plans as either an asset or liability in the consolidated balance sheet.  We recognize changes in the funded status in the year in which the changes occur in accumulated comprehensive income (loss), net of applicable income taxes, including unrecognized actuarial gains and losses and prior service costs and credits.

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

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities in the appropriate period when our judgment changes as a result of the evaluation of new information. In certain instances, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.  See Note 10 for further discussion on income taxes.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product to the customer has occurred or services have been rendered, the price to the customer is fixed or determinable and collectability of the sales price is reasonably assured.

Services

Revenue based on a flat fee, dedicated network access, data communications, digital TV, Internet access service and broadband service, or revenue derived principally from local telephone, is billed in advance and is recognized in subsequent periods when the services have been provided, with the exception of certain governmental accounts which are billed in arrears.

Certain of our bundled service packages may include multiple deliverables. We offer a base service bundle which consists of voice services, including a phone line, calling features and long-distance. Customers may choose to add additional services, including high-speed Internet and digital/IP television services, to the base service bundle. Separate units of accounting within the bundled service package include voice services, high-speed Internet and digital/IP television services. Revenue for all services included in our bundled service package is recognized over the same service period in which service is provided to the customer. Bundled service package discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled service package based on the relative selling price of the services included in each bundle.

Usage-based services, such as per-minute long-distance service and access charges billed to other telephone carriers for originating and terminating long-distance calls on our network, are billed in arrears.  We recognize revenue from these services in the period in which service is provided to the customer.

Revenue related to nonrefundable, upfront service activation and setup fees is deferred and recognized over the estimated customer life. Incremental direct costs of telecommunications service activation are charged to expense in the period in which they are incurred, except when we maintain ownership of wiring installed during the activation process.  In such cases, the cost is capitalized and depreciated over the estimated useful life of the asset.

Print advertising and publishing revenue is recognized ratably over the life of the related directory, which is generally 12 months.

Equipment

Revenue is generated from the sale of equipment through the sale of voice and data communications equipment; design, configuration and installation services related to voice and data equipment; the provision of Cisco maintenance support contracts; and the sale of professional support services for customer voice and data systems. Equipment revenue generated from retail channels is recognized when the equipment is sold.  Equipment revenue generated from telecommunications systems and structured cabling projects is recognized when the project is completed.  Maintenance services are provided on both a contract and time and material basis and are recognized in the period in which the service is provided.

Equipment revenue generated from support services includes “24x7” support of a customer’s voice and data networks. The majority of these contracts are billed on a time and materials basis and revenue is recognized either in the period in which the services are provided or over the term of the contract. Support services also include professional support services, which are typically sold on a time and materials basis, but may be sold as a prepaid block of time, and the revenue is recognized in the period in which the services are provided.

Multiple Deliverable Arrangements

We often enter into arrangements which include multiple deliverables primarily relating to the sale of communications equipment and associated support contracts and professional services, which include design, configuration and installation consulting. When an equipment sale involves multiple deliverables, revenue is allocated to each respective element. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price on a stand-alone basis.  Cisco equipment, maintenance contracts and professional services each qualify as separate units of accounting. We utilize best estimate of selling price for stand-alone value for our equipment and maintenance contracts, taking into consideration market conditions and entity-specific factors. We evaluate best estimate of selling price by reviewing historical data related to sales of our deliverables.

Subsidies and Surcharges

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  These revenues are calculated by the administering government agency based on information we provide.  Subsidies are recognized in the period in which the service is provided.  There is a reasonable possibility that out-of-period subsidy adjustments may be recorded in the future, but they are expected to be immaterial to our results of operations, financial position and cash flow.

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of approximately $13.2 million during the year ended December 31, 2015. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $8.3 million, $8.2 million and $7.6 million in 2015, 2014 and 2013, respectively.

Statement of Cash Flows Information

During 2015, 2014 and 2013, we made payments for interest and income taxes as follows:

(In thousands)	2015	2014	2013
Interest, net of amounts capitalized ($1,373, $1,437 and $1,215 in 2015, 2014 and 2013, respectively)	$76,823	$73,400	$80,693
Income taxes paid, net	$1,835	$5,311	$960

Noncash investing and financing activities:

In 2014, we issued 10.1 million shares of the Company’s common stock with a market value of $257.7 million in connection with the acquisition of Enventis as described in Note 3.

In 2015 and 2013, we acquired equipment of $4.1 million and $0.8 million, respectively, through capital lease agreements.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”) which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

In November 2015, FASB issued the Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets, and any related valuation allowance, be classified as non-current in a classified balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted, and may be applied either prospectively or retrospectively. We early adopted this guidance prospectively as of December 31, 2015, and as a result, we have classified all net deferred tax liabilities as non-current in the consolidated balance sheet at December 31, 2015. The prior period was not retrospectively adjusted.

In September 2015, FASB issued the Accounting Standards Update No. 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that the acquiring company in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015 and should be applied prospectively with early adoption permitted. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In April 2015, FASB issued the Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We early adopted this guidance as of December 31, 2015 and retrospectively reclassified $15.4 million of deferred debt issuance costs associated with our long-term debt from other non-current assets to long-term debt on our December 31, 2014 consolidated balance sheet.

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

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning the recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued the Accounting Standards Update No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, the new guidance in ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017.  Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard.  We are currently evaluating the alternative methods of adoption and the effect on our consolidated financial statements and related disclosures.

Reclassifications

Certain amounts in our 2014 consolidated financial statements have been reclassified to conform to the current year presentation.  In accordance with the early adoption of ASU 2015-03, as described above, deferred debt issuance costs were reclassified from other non-current assets to long-term debt on our December 31, 2014 consolidated balance sheet.

2.EARNINGS PER SHARE

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

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

(In thousands, except per share amounts)	2015	2014	2013
Income (loss) from continuing operations	$(671)	$15,388	$29,964
Less: net income attributable to noncontrolling interest	210	321	330
Income (loss) from continuing operations attributable to common shareholders before allocation of earnings to participating securities	(881)	15,067	29,634
Less: earnings allocated to participating securities	—	546	466
Income (loss) from continuing operations attributable to common shareholders, after earning allocated to participating securities	(881)	14,521	29,168
Net income from discontinued operations	—	—	1,177
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(881)	$14,521	$30,345

Weighted-average number of common shares outstanding	50,176	41,998	39,764

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.35	$0.73
Income from discontinued operations, net of tax	—	—	0.03
Net income (loss) per common share attributable to common shareholders	$(0.02)	$0.35	$0.76

Diluted earnings (loss) per common share attributable to common shareholders for the years ended December 31, 2015, 2014 and 2013 excludes 0.3 million,  0.4 million and 0.3 million weighted average shares outstanding, respectively, that could be issued under our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect.

3.ACQUISITION AND DISPOSITIONS

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

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce.  This goodwill is not deductible for income tax purposes. See Note 1 for additional information regarding the evaluation of goodwill.

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

In 2015, we made certain adjustments to the fair value of the assets acquired and liabilities assumed which resulted in an increase in property, plant and equipment of $2.1 million, intangible assets of $6.0 million, pension and other post-retirement obligations of $6.3 million and deferred income taxes of $0.6 million. The net impact of the adjustments increased net assets acquired and reduced goodwill by $1.2 million.  These adjustments have been retrospectively applied on the balance sheet as of the acquisition date.  There was no material impact to amounts previously reported in the statement of operations as a result of these adjustments.

In connection with the opening balance sheet adjustment for the pension and other post-retirement obligations discussed above, we determined certain changes to Enventis’ post-retirement benefit plan should be recognized as a post-acquisition event. As a result, the valuation of the post-retirement obligation was revised to appropriately reflect the changes in the plan provisions as a result of the acquisition.  These changes resulted in a decrease to the pension and other post-retirement obligations liability of $6.3 million, an increase in deferred taxes of $2.4 million and a decrease in accumulated other comprehensive loss of $3.9 million, which have been reflected in the consolidated balance sheet as of December 31, 2014.  The impact of the change to the results of operations was not material.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations for 2014 and 2013 as if the acquisition of Enventis occurred on January 1, 2013.  The adjustments to arrive at the pro forma information below included: additional depreciation and amortization expense for the fair value increases to property, plant and equipment and intangible assets acquired; increase in interest expense to reflect the additional debt entered into to finance a portion of the acquisition; and the exclusion of certain acquisition related costs.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price.

(Unaudited; in thousands, except per share amounts)	Year Ended December 31,
	2014	2013
Operating revenues	$790,745	$790,777
Income from operations	$104,674	$103,178
Net income from continuing operations	$18,648	$24,288
Less: net income attributable to noncontrolling interest	321	330
Net income attributable to common stockholders	$18,327	$23,958

Net income per common share-basic and diluted	$0.37	$0.48

Transaction costs related to the acquisition of Enventis were $11.5 million during the year ended December 31, 2014, which are included in acquisition and other transaction costs in the consolidated statements of operations.  These costs are considered to be non-recurring in nature and therefore have been excluded from the pro forma results of operations.

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

Discontinued Operations

In September 2013, we completed the sale of the assets and contractual rights of our prison services business for a total cash purchase price of $2.5 million, which included the settlement of any pending legal matters.  The financial results of the operations for prison services have been reported as a discontinued operation in our consolidated financial statements for the year ended December 31, 2013.

The following table summarizes the financial information for the prison services operations for the year ended December 31, 2013:

(In thousands)	2013
Operating revenues	$5,622
Operating expenses including depreciation and amortization	5,883
Loss from operations	(261)
Income tax benefit	(105)
Loss from discontinued operations	$(156)

Gain on sale of discontinued operations, net of tax of $887	$1,333

4.INVESTMENTS

Our investments are as follows:

(In thousands)	2015	2014
Cash surrender value of life insurance policies	$2,149	$2,039
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,971	7,645
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	18,099	27,990
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,167	7,451
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	26,557	23,894
CVIN, LLC	-	1,757
Totals	$105,543	$115,376

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  In 2015, 2014 and 2013, we received cash distributions from these partnerships totaling $14.6 million, $14.8 million and $16.9 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In 2015, 2014 and 2013, we received cash distributions from these partnerships totaling $30.7 million, $19.8 million and $17.9 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million.

In 2015, we sold our 6.96% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California.  CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  As a result of the sale, we recognized an other-than-temporary impairment loss of $0.8 million during the year ended December 31, 2015 to reduce the investment to its estimated fair value.    The impairment charge is included in investment income within other income (expense) in the consolidated statements of operations.  We did not receive any distributions from this partnership in 2015, 2014 or 2013.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2015	2014	2013
Total revenues	$348,595	$338,575	$321,555
Income from operations	105,495	96,606	98,962
Net income before taxes	104,568	96,763	99,024
Net income	104,568	96,763	99,024

Current assets	$57,716	$52,866	$54,837
Non-current assets	96,197	93,771	87,968
Current liabilities	20,576	16,253	15,221
Non-current liabilities	52,414	3,225	1,786
Partnership equity	80,923	127,159	125,799

5.FAIR VALUE MEASUREMENTS

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

Our interest rate swap liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 were as follows:

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(190)	$-	$(190)	$-
Long-term interest rate swap liabilities	(1,084)	-	(1,084)	-
Total	$(1,274)	$-	$(1,274)	$-

		As of December 31, 2014
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(443)	—	$(443)	—
Long-term interest rate swap liabilities	(690)	—	(690)	—
Total	$(1,133)	$—	$(1,133)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$50,823	n/a	$61,092	n/a
Investments, at cost	$52,571	n/a	$52,245	n/a
Long-term debt, excluding capital leases	$1,393,567	$1,312,383	$1,362,049	$1,381,972

Cost & Equity Method Investments

Our investments at December 31, 2015 and 2014 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our long-term debt was estimated using a discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Senior secured credit facility:
Term loan 4, net of discount of $3,340 and $3,948 at December 31, 2015 and 2014, respectively	$888,460	$896,952
Revolving loan	10,000	39,000
10.875% Senior notes due 2020, net of discount of $1,121 at December 31, 2014	-	226,097
6.50% Senior notes due 2022, net of discount of $4,893 at December 31, 2015	495,107	200,000
Capital leases	7,580	4,553
	1,401,147	1,366,602
Less: current portion of long-term debt and capital leases	(10,937)	(9,849)
Less: deferred debt issuance costs	(12,318)	(15,421)
Total long-term debt	$1,377,892	$1,341,332

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The Credit Agreement also includes an incremental term loan facility which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company (formerly Illinois Consolidated Telephone Company) and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2015, the borrowing margin for the next three month period ending March 31, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or

2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2015 and 2014, borrowings of $10.0 million and $39.0 million, respectively, were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of December 31, 2015.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility. As of December 31, 2015, $63.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% and 4.20% at December 31, 2015 and 2014, respectively.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the credit agreement.

Financing Costs

In connection with entering into the restated credit agreement in December 2013, fees of $6.6 million were capitalized as deferred debt issuance costs.  These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the consolidated statements of operations. We also incurred a loss on the extinguishment of debt of $7.7 million during the year ended December 31, 2013 related to the repayment of outstanding term loans under the previous credit agreement which were scheduled to mature in December 2017 and 2018.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2015, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of December 31, 2015, and including the $19.6 million dividend declared in November 2015 and paid on February 1, 2016, we had $245.9 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio, as defined in the credit agreement, as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2015, our total net leverage ratio under the credit agreement was 4.23:1.00, and our interest coverage ratio was 4.12:1.00.

Senior Notes

6.50% Senior Notes due 2022

On June 8, 2015, we completed an offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $4.5 million incurred in connection with the issuance of the New Notes are being amortized using the effective interest method over the term of the notes.  The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020, to pay related fees and expenses and to reduce the amount outstanding on the revolving credit facility.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.

The New Notes were issued as additional notes under the same indenture pursuant to which the $200.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “Existing Notes” and together with the New Notes, the “2022 Notes”) were previously issued on September 18, 2014.  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  Deferred debt issuance costs of $3.5 million incurred in connection with the issuance of the 2022 Notes are amortized using the effective interest method over the term of the 2022 Notes. The net proceeds from the issuance of the Existing Notes were used to finance the acquisition of Enventis including related fees and expenses, and to repay the existing indebtedness of Enventis.   A portion of the net proceeds, together with cash on hand and borrowings from the revolving credit facility, were also used to redeem $72.8 million of the original aggregate principal amount of the 2020 Notes in 2014.  In connection with the redemption of the 2020 Notes, we paid $84.1 million and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.

The 2022 Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year. Consolidated Communications, Inc. (“CCI”) is the primary obligor under the 2022 Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the 2022 Notes.  The 2022 Notes are senior unsecured obligations of the Company.

On October 16, 2015, we completed an exchange offer to register all of the 2022 Notes under the Securities Act.  The terms of the registered 2022 Notes are substantially identical to those of the 2022 Notes prior to the exchange, except that the 2022 Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the original 2022 Notes no longer apply to the registered 2022 notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the 2022 Notes outstanding.

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

Among other matters, the 2022 Notes indenture provides that CCI may not pay dividends or make other “restricted payments” to the Company if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2015, this ratio was 4.33:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $253.1 million have been paid since May 30, 2012, including the quarterly dividend declared in November 2015 and paid on February 1, 2016, there was $351.5 million of the $604.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2015.  At December 31, 2015, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Bridge Loan Facility

In connection with the acquisition of Enventis in 2014, the Company entered into a $140.0 million senior unsecured bridge loan facility (“Bridge Facility”) on June 29, 2014 in order to fund the anticipated acquisition including the related fees and expenses and to repay the existing indebtedness of Enventis.  As anticipated, financing for the Enventis acquisition was completed through the 2022 Note offering, as described above, replacing the Bridge Facility on the closing date of the acquisition.  No amounts were drawn or funded under the Bridge Facility prior to replacement.  In connection with entering into the Bridge Facility, commitment fees of $1.4 million were capitalized during the quarter ended June 30, 2014 as deferred debt issuance costs and amortized over the expected life of the Bridge Facility through October 2014.

Future Maturities of Debt

At December 31, 2015, the aggregate maturities of our long-term debt excluding capital leases were as follows:

(In thousands)
2016	$9,100
2017	9,100
2018	19,100
2019	9,100
2020	855,400
Thereafter	500,000
Total maturities	1,401,800
Less: Unamortized discount	(8,233)
$1,393,567

See Note 11 regarding the future maturities of our obligations for capital leases.

7.DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt.  Derivative financial instruments are recorded at fair value in our consolidated balance sheet.

The following interest rate swaps were outstanding at December 31, 2015:

	Notional
(In thousands)	Amount	2015 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other long-term liabilities	$(1,084)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Accrued expense	(80)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Accrued expense	(110)
Total Fair Values			$(1,274)

The following interest rate swaps were outstanding at December 31, 2014:

	Notional
(In thousands)	Amount	2014 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other long-term liabilities	$(133)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$125,000	Other long-term liabilities	(410)
Fixed to 1-month floating LIBOR	$50,000	Accrued expense	(443)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(147)
Total Fair Values			$(1,133)

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

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  These interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the years ended December 31, 2015, 2014 and 2013, gains of $0.8 million, $1.6 million and $2.2 million, respectively, were recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At December 31, 2015 and 2014, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.1 million and $0.8 million, respectively.  The estimated amount of losses included in AOCI as of December 31, 2015 that will be recognized in earnings in the next twelve months is approximately $0.9 million.

The following table presents the effect of interest rate derivatives designated as cash flow hedges on AOCI and on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Loss recognized in AOCI, pretax	$(1,744)	$(132)	$(614)
Deferred losses reclassified from AOCI to interest expense	$(1,371)	$(2,050)	$(5,875)

8.EQUITY

Share-based Compensation

Our Board of Directors may grant share-based awards from our shareholder approved Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  On May 4, 2015, the shareholders approved an amendment to the Plan to increase by 1,000,000 the number of shares of our common stock authorized for issuance under the Plan. Approximately 2,650,000 shares of our common stock are authorized for issuance under the Plan, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue in effect until May 5, 2019.

We measure the fair value of RSAs based on the market price of the underlying common stock on the date of grant. We recognize the expense associated with RSAs on a straight-line basis over the requisite service period, which generally ranges from immediate vesting to a four year vesting period.

We implemented an ongoing performance-based incentive program under the Plan.  The performance-based incentive program provides for annual grants of PSAs.  PSAs are restricted stock that are issued, to the extent earned, at the end of each performance cycle.  Under the performance-based incentive program, each participant is given a target award expressed as a number of shares, with a payout opportunity ranging from 0% to 120% of the target, depending on performance relative to predetermined goals.  An estimate of the number of PSAs that are expected to vest is made, and the fair value of the PSAs is expensed utilizing the fair value on the date of grant over the requisite service period.

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2015	Fair Value	2014	Fair Value	2013	Fair Value
RSAs Granted	83,571	$21.08	132,781	$19.74	168,516	$17.13
PSAs Granted	77,786	$20.86	91,127	$19.74	66,504	$17.13
Total	161,357		223,908		235,020

The following table summarizes the RSA and PSA activity during the year ended December 31, 2015:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2015	141,565	$18.78	82,409	$18.94
Shares granted	83,571	$21.08	77,786	$20.86
Shares vested	(125,776)	$19.83	(76,971)	$18.79
Non-vested shares outstanding - December 31, 2015	99,360		83,224

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $3.5 million and $3.0 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In millions)	2015	2014	2013
Restricted stock	$1.7	$2.1	$1.8
Performance shares	1.3	1.5	1.2
Total	$3.0	$3.6	$3.0

Income tax benefits related to share-based compensation of approximately $1.2 million, $1.3 million and $1.1 million were recorded for the years ended December 31, 2015, 2014 and 2013, respectively. Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2015, total unrecognized compensation costs related to non-vested RSAs and PSAs was $3.6 million and will be recognized over a weighted-average period of approximately 1.5 years.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component during 2015 and 2014:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2013	$643	$(1,643)	$(1,000)
Other comprehensive income before reclassifications	(31,191)	(81)	(31,272)
Amounts reclassified from accumulated other comprehensive income	(637)	1,269	632
Net current period other comprehensive income	(31,828)	1,188	(30,640)
Balance at December 31, 2014	(31,185)	(455)	(31,640)
Other comprehensive income before reclassifications	(5,547)	(1,072)	(6,619)
Amounts reclassified from accumulated other comprehensive income	1,707	853	2,560
Net current period other comprehensive income	(3,840)	(219)	(4,059)
Balance at December 31, 2015	$(35,025)	$(674)	$(35,699)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2015 and 2014:

	Amount Reclassified from AOCI
	Year Ended December 31,		Affected Line Item in the
(In thousands)	2015	2014	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$1,079	$494	(a)
Actuarial (loss) gain	(3,884)	543	(a)
	(2,805)	1,037	Total before tax
	1,098	(400)	Tax benefit (expense)
	$(1,707)	$637	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(1,371)	$(2,050)	Interest expense
	518	781	Tax benefit
	$(853)	$(1,269)	Net of tax

(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 9 for additional details.

9.PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees under collective bargaining agreements who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits have previously been frozen.  The Retirement Plan is closed to all new entrants.  Benefits for eligible participants under collective bargaining agreements are accrued based on a cash balance benefit plan.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Retirement Plan and Supplemental Plans (collectively the “Pension Plans”) as of December 31, 2015 and 2014.

(In thousands)	2015	2014
Change in benefit obligation
Benefit obligation at the beginning of the year	$381,188	$337,343
Service cost	410	560
Interest cost	15,788	16,295
Actuarial loss (gain)	(22,951)	48,620
Benefits paid	(22,229)	(21,630)
Benefit obligation at the end of the year	$352,206	$381,188

(In thousands)	2015	2014
Change in plan assets
Fair value of plan assets at the beginning of the year	$297,118	$292,188
Employer contributions	12,224	11,112
Actual return on plan assets	(9,075)	15,448
Benefits paid	(22,229)	(21,630)
Fair value of plan assets at the end of the year	$278,038	$297,118
Funded status at year end	$(74,168)	$(84,070)

Amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 consisted of:

(In thousands)	2015	2014
Current liabilities	$(245)	$(246)
Long-term liabilities	$(73,923)	$(83,824)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 consisted of:

(In thousands)	2015	2014
Unamortized prior service credit	$(3,512)	$(3,969)
Unamortized net actuarial loss	72,040	66,561
	$68,528	$62,592

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Service cost	$410	$560	$743
Interest cost	15,788	16,295	15,307
Expected return on plan assets	(23,372)	(23,106)	(20,654)
Amortization of:
Net actuarial loss	4,018	20	3,652
Prior service credit	(457)	(457)	(457)
Net periodic pension (benefit) cost	$(3,613)	$(6,688)	$(1,409)

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2015 and 2014.

(In thousands)	2015	2014
Actuarial loss, net	$9,497	$56,279
Recognized actuarial loss	(4,018)	(20)
Recognized prior service credit	457	457
Total amount recognized in other comprehensive loss, before tax effects	$5,936	$56,716

The estimated net actuarial gain and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic benefit cost in 2016 are $5.2 million and $(0.5) million, respectively.

The assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Discount rate - net periodic benefit cost	4.27%	4.97%	4.20%
Discount rate - benefit obligation	4.76%	4.27%	4.97%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation/salary increase	1.75%	1.75%	1.75%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.3 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively.  The net present value of the remaining obligations was approximately $2.1 million and $2.4 million at December 31, 2015 and 2014, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 28 life insurance policies on certain of the participating former directors and employees.  We did not recognize any insurance proceeds in 2015 and recognized $0.2 million in life insurance proceeds as other non-operating income in 2014.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.1 million and $2.0 million at December 31, 2015 and 2014, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $7.0 million and $6.9 million as of December 31, 2015 and 2014, respectively.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans have previously been frozen so that no person is eligible to become a new participant.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  A majority of the plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, a plan acquired in the purchase of another company has assets that are separately designated within the Retirement Plan for the sole purpose of providing payments of the retiree medical benefits for this specific plan. The assets used to provide payment of these retiree medical benefits are the same as those of the Retirement Plan.  In connection with the acquisition of Enventis, its post-retirement benefit plan has been included as of the date of acquisition.

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2015 and 2014.

(In thousands)	2015	2014
Change in benefit obligation
Benefit obligation at the beginning of the year	$42,135	$35,093
Service cost	601	479
Interest cost	1,713	1,565
Plan participant contributions	657	694
Actuarial loss (gain)	(910)	461
Benefits paid	(3,658)	(3,434)
Amendments	—	(5,980)
Acquisition	—	13,257
Benefit obligation at the end of the year	$40,538	$42,135

(In thousands)	2015	2014
Change in plan assets
Fair value of plan assets at the beginning of the year	$3,329	$3,575
Employer contributions	3,001	2,740
Plan participant’s contributions	657	694
Actual return on plan assets	(344)	(246)
Benefits paid	(3,658)	(3,434)
Fair value of plan assets at the end of the year	$2,985	$3,329
Funded status at year end	$(37,553)	$(38,806)

Amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 consist of:

(In thousands)	2015	2014
Current liabilities	$(566)	$(2,734)
Long-term liabilities	$(36,987)	$(36,072)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 consist of:

(In thousands)	2015	2014
Unamortized prior service credit	$(5,137)	$(5,759)
Unamortized net actuarial gain	(6,658)	(6,375)
	$(11,795)	$(12,134)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Service cost	$601	$479	$925
Interest cost	1,713	1,565	1,575
Expected return on plan assets	(150)	(223)	(233)
Amortization of:
Net actuarial gain	(134)	(563)	—
Prior service credit	(622)	(37)	(180)
Net periodic postretirement benefit cost	$1,408	$1,221	$2,087

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2015 and 2014:

(In thousands)	2015	2014
Actuarial loss (gain), net	$(417)	$931
Recognized actuarial gain	134	563
Prior service credit	—	(5,980)
Recognized prior service credit	622	37
Total amount recognized in other comprehensive loss, before tax effects	$339	$(4,449)

The estimated net actuarial gain and net prior service credit that will be amortized from accumulated other comprehensive loss in net periodic postretirement cost in 2016 are approximately $(0.4) million and $(0.5) million, respectively.

The discount rate assumptions utilized for the years ended December 31 were as follows:

	2015	2014	2013
Net periodic benefit cost	4.11%	4.55%	4.00%
Benefit obligation	4.61%	4.11%	4.40%

For purposes of determining the cost and obligation for pre-Medicare postretirement medical benefits, a 7.50% annual rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) was assumed for the plan in 2015, declining to a rate of 5.00% in 2021.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$171	$(149)
Effect on postretirement benefit obligation	$2,214	$(1,970)

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

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2015 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2015.

Common and Preferred Stocks:  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded.

Mutual Funds:  Valued at the daily closing net asset value based on the closing price reported on the active market on which the funds are traded (Level 1).  Funds based on quoted market prices in markets that are considered not active are classified as Level 2.

Common Collective Trusts and Commingled Funds:  Valued as determined by the fund manager based on the underlying net asset values and supported by the fair value of the underlying securities as of the valuation date, less its liabilities.  These funds are classified as Level 2.

U.S. Treasury and Government Agency Securities:    Valued at the closing price reported on the active market on which the individual securities are traded (Level 1).  Government issued mortgage-backed securities are valued based on external pricing indices and are classified as Level 2.

Corporate and Municipal Bonds:  Valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Mortgage/Asset-backed Securities:  Valued based on market prices from external pricing indices based on recent market activity.

The fair values of our assets for our defined benefit pension plans at December 31, 2015 and 2014, by asset category were as follows:

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$6,720	$1,692	$5,028	$—

Equities:
Stocks:
U.S. common stocks	27,192	27,192	—	—
International stocks	9,173	9,173	—	—
Funds:
U.S. small cap	11,018	—	11,018	—
U.S. mid cap	7,956	7,956	—	—
U.S. large cap	22,119	8,297	13,822	—
Emerging markets	19,410	12,822	6,588	—
International	63,662	47,966	15,696	—

Fixed Income:
U.S. treasury and government agency securities	16,859	8,895	7,964	—
Corporate and municipal bonds	6,540	—	6,540	—
Mortgage/asset-backed securities	5,910	—	5,910	—
Common Collective Trust	58,882	—	58,882	—
Mutual funds	24,871	24,871	—	—
Total investments	$280,312	$148,864	$131,448	$—
Other liabilities(2)	(2,274)
Net plan assets	$278,038

		As of December 31, 2014
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$7,634	$1,370	$6,264	$—

Equities:
Stocks:
U.S. common stocks	29,338	29,338	—	—
International stocks	9,459	9,459	—	—
Funds:
U.S. small cap	11,224	—	11,224	—
U.S. mid cap	8,890	8,890	—	—
U.S. large cap	26,081	10,212	15,869	—
Emerging markets	22,662	14,838	7,824	—
International	64,748	49,334	15,414	—

Fixed Income:
U.S. treasury and government agency securities	16,707	7,996	8,711	—
Corporate and municipal bonds	6,950	—	6,950	—
Mortgage/asset-backed securities	7,247	—	7,247	—
Common Collective Trust	62,507	—	62,507	—
Mutual funds	26,964	26,964	—	—
Total investments	$300,411	$158,401	$142,010	$—
Other liabilities(2)	(3,293)
Net plan assets	$297,118

(1)

Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

(2)	Net amount due for securities purchased and sold.

The fair values of our assets for our post-retirement benefit plans at December 31, 2015 and 2014 were as follows:

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$78	$20	$58	$—

Equities:
U.S. common stocks	315	315	—	—
International stocks	106	106	—	—
Funds:
U.S. small cap	127	—	127	—
U.S. mid cap	92	92	—
U.S. large cap	256	96	160	—
Emerging markets	224	148	76	—
International	736	555	181	—

Fixed Income:
U.S. treasury and government agency securities	195	103	92	—
Corporate and municipal bonds	75	—	75	—
Mortgage/asset-backed securities	69	—	69	—
Common Collective Trust	681	—	681	—
Mutual funds	288	288	—	—
Total investments	$3,242	$1,723	$1,519	$—
Benefit payments payable	(230)
Other liabilities(2)	(27)
Net plan assets	$2,985

		As of December 31, 2014
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Short-term investments(1)	$97	17	80	—

Equities:
U.S. common stocks	372	372	—	—
International stocks	120	120	—	—
Funds:
U.S. small cap	142	—	142	—
U.S. mid cap	113	113	–
U.S. large cap	330	129	201	—
Emerging markets	287	188	99	—
International	821	625	196	—

Fixed Income:
U.S. treasury and government agency securities	212	102	110	—
Corporate and municipal bonds	88	—	88	—
Mortgage/asset-backed securities	92	—	92	—
Common Collective Trust	792	—	792	—
Mutual funds	342	342	—	—
Total investments	$3,808	$2,008	$1,800	$—
Benefit payments payable	(438)
Other liabilities(2)	(41)
Net plan assets	$3,329

(1)

Short-term investments includes cash and cash equivalents and an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

(2)	Net amount due for securities purchased and sold.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $0.3 million to our Supplemental Plans and $3.6 million to our Post-retirement Plans in 2016. We do not expect to contribute to the Retirement Plan in 2016.

Estimated Future Benefit Payments

As of December 31, 2015, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2016	$23,518	$3,632
2017	23,551	3,041
2018	23,552	3,261
2019	23,599	3,316
2020	23,720	3,335
2021 - 2025	117,034	15,324

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $6.9 million, $5.3 million and $5.2 million in 2015, 2014 and 2013, respectively.  The increase in 2015 is attributable to the acquisition of Enventis which accounted for $1.8 million of the total expense.

10.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2015	2014	2013

Current:
Federal	$(3,708)	$1,769	$1,381
State	655	1,014	86
Total current expense (benefit)	(3,053)	2,783	1,467

Deferred:
Federal	4,321	8,136	15,929
State	1,507	2,108	116
Total deferred expense	5,828	10,244	16,045
Total income tax expense	$2,775	$13,027	$17,512

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended
(In percentages)	2015	2014	2013

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(37.9)	1.2	1.7
Transaction costs	—	2.6	—
Other permanent differences	10.8	0.4	—
Change in uncertain tax positions	(8.2)	—	(1.7)
Change in deferred tax rate	91.9	7.4	—
Valuation allowance	43.4	(0.7)	—
Provision to return	(1.5)	—	1.3
Other	(1.6)	(0.1)	0.6
	131.9%	45.8%	36.9%

Deferred Taxes

In November 2015, FASB issued the Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets, and any related valuation allowance, be classified as non-current in a classified balance sheet. The classification change simplifies the Company’s process as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted, and may be applied either prospectively or retrospectively. We early adopted this guidance prospectively as of December 31, 2015, and as a result, we have classified all net deferred tax liabilities as non-current in the consolidated balance sheet at December 31, 2015. The prior period was not retrospectively adjusted.

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2015	2014

Current deferred tax assets:
Reserve for uncollectible accounts	$—	$1,062
Accrued vacation pay deducted when paid	—	2,381
Accrued expenses and deferred revenue	—	9,931
	—	13,374
Non-current deferred tax assets:
Reserve for uncollectible accounts	1,268	—
Accrued vacation pay deducted when paid	2,112	—
Accrued expenses and deferred revenue	9,051	—
Net operating loss carryforwards	31,695	12,591
Pension and postretirement obligations	44,266	46,829
Share-based compensation	268	998
Derivative instruments	421	276
Financing costs	310	2,151
Tax credit carryforwards	3,973	4,193
Other	23	28
	93,387	67,066
Valuation allowance	(2,652)	(1,738)
Net non-current deferred tax assets	90,735	65,328

Non-current deferred tax liabilities:
Goodwill and other intangibles	(38,658)	(45,457)
Basis in investment	(39)	(282)
Partnership investments	(22,058)	(25,813)
Property, plant and equipment	(266,509)	(240,441)
	(327,264)	(311,993)
Net non-current deferred taxes	(236,529)	(246,665)
Net deferred income tax liabilities	$(236,529)	$(233,291)

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

Based upon historical taxable income, taxable temporary differences, available and prudent tax planning strategies and projections for future pre-tax book income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences.  However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced.  Estimates of future taxable income are based on the estimated recognition of taxable temporary differences, available and prudent tax planning strategies and projections of future pre-tax book income.  The amount of estimated future taxable income is expected to allow for the full utilization of the net operating loss (“NOL”) carryforward, partial utilization of the state NOL carryforwards and partial utilization of the state credit carryforwards, as described below.

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2015 of $62.9 million and related deferred tax assets of $22.0 million. The amount of federal NOL carryforwards and related deferred tax assets for which a benefit would be recorded in APIC when realized is $0.4 million and $0.1 million, respectively. The federal NOL carryforwards expire from 2031 to 2035.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2015 of $1.7 million and related deferred tax assets of $0.6 million. ETFL’s federal NOL carryforwards expire from 2020 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2015 of $187.3 million and related deferred tax assets of $9.0 million.  The amount of state NOL carryforwards and related deferred tax assets for which a benefit would be recorded in APIC when realized is $0.7 million and less than $0.1 million, respectively.  The state NOL carryforwards expire from 2016 to 2035. Management believes that the future utilization of $30.9 million and related deferred tax asset of $1.6 million is uncertain and has placed a valuation allowance on this amount of the available state NOL carryforwards.  The related NOL carryforwards expire from 2018 to 2035.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available federal alternative minimum tax (“AMT”) credit carryforwards as of December 31, 2015 of $0.9 million and related deferred tax assets of $0.9 million.  The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities. The federal AMT credit carryforward does not expire.

We estimate that we have available state tax credit carryforwards as of December 31, 2015 of $4.7 million and related deferred tax assets of $3.1 million.  The state tax credit carryforwards are limited annually and expire from 2016 to 2027.  Management believes that the future utilization of $1.6 million and related deferred tax asset of $1.1 million is uncertain and has placed a valuation allowance on this amount of available state tax credit carryforwards.  The related state tax credit carryforwards expires from 2016 to 2020.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

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

Unrecognized Tax Benefits

Under the accounting guidance applicable to uncertainty in income taxes, we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions.  This accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our unrecognized tax benefits as of December 31, 2015 and 2014 were $0.1 million and $0.2 million, respectively.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is less than $0.1 million. For the year ended December 31, 2015, we recognized a decrease of $0.2 million to our liability for unrecognized tax benefits, which reduced our tax expense by a corresponding amount, due to reductions for tax positions in prior years.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  During 2015 and 2014 we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2014.  The periods subject to examination for our state returns are years 2011 through 2014.  We are not currently under examination by federal or state taxing authorities.

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months. There were no material changes to these amounts during 2015 and there were no material effects on the Company’s effective tax rate.

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2015 and 2014:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2015	2014

Balance at January 1	$238	$—
Additions for tax positions of acquisition	—	238
Additions for tax positions in the current year	1	—
Additions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Reduction for tax positions of prior years	(158)	—
Reduction for lapse of federal statute of limitations	—	—
Reduction for lapse of state statute of limitations	(15)	—
Balance at December 31	$66	$238

11.COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2015, future minimum contractual obligations, including capital and operating leases, and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements	$5,219	$4,841	$3,857	$3,380	$3,233	$5,532	$26,062
Capital lease agreements	2,485	2,475	2,019	1,083	1,008	370	9,440
Capital expenditures (1)	3,000	—	—	—	—	—	3,000
Service and support agreements (2)	35,720	6,035	3,989	2,141	1,337	1,821	51,043
Transport and data connectivity	18,009	17,339	6,886	6,293	6,299	12,718	67,544
Total	$64,433	$30,690	$16,751	$12,897	$11,877	$20,441	$157,089

(1)	We have binding commitments with numerous suppliers for future capital expenditures.
(2)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.

Leases

Operating

We have entered into various non-cancelable operating leases with terms greater than one year for certain facilities and equipment used in our operations. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and certain of them contain scheduled rent increases and renewal options. Leasehold improvements are amortized over their estimated useful lives or lease period, whichever is shorter. We recognize rent expense on a straight-line basis over the term of each lease.

We incurred rent expense of $12.1 million, $7.5 million and $7.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements, all of which expire between 2015 and 2021.  As of December 31, 2015, the present value of the minimum remaining lease commitments, net of imputed interest of $1.9 million, was approximately $7.6 million, of which $1.8 million was due and payable within the next twelve months.  See Note 12 for information regarding the capital leases we have entered into with related parties.

Litigation, Regulatory Proceedings and Other Contingencies

In 2014, Sprint Corporation, Level 3 Communications, Inc. and Verizon Communications Inc. filed lawsuits against us and many others in the industry regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. The plaintiffs are refusing to pay these access charges in all states and are seeking refunds of past charges paid.  The disputed amounts total $2.4 million and cover periods dating back to 2006. CenturyLink, Inc. filed to bring all related suits to the U.S. District Court’s Judicial Panel on multi district litigation.  This panel is granted authority to transfer the pretrial proceedings to a single court for civil cases involving common questions of fact. On November 17, 2015, the U.S. District Court in Dallas, Texas ruled in favor of the defendants, although we expect that the plaintiffs will file an appeal.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates, therefore, we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and the Company filed its response on January 18, 2016. We anticipate that oral argument will be scheduled within the next six months. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

Pennsylvania generally imposes tax on the gross receipts of telephone messages transmitted wholly within the state and telephone messages transmitted in interstate commerce where such messages originate or terminate in Pennsylvania, and the charges for such messages are billed to a service address in the state. In a 2013 decision involving Verizon Telephone Company of Pennsylvania (“Verizon Pennsylvania”), the Commonwealth Court of Pennsylvania held that the gross receipts tax applies to Verizon Pennsylvania’s installation of private phone lines because the sole purpose of private lines is to transmit messages. Similarly, the court held that directory assistance is subject to the gross receipts tax because it makes the transition of messages more effective. However, the court did not find Verizon Pennsylvania’s nonrecurring charges for the installation of telephone lines, moves of and changes to telephone lines and services and repairs of telephone lines to be subject to the gross receipts tax as no telephone messages are transmitted when Verizon Pennsylvania performs nonrecurring services.

On appeal, the Supreme Court of Pennsylvania recently held in Verizon Pennsylvania, Inc. v. Commonwealth of Pennsylvania that charges for the installation of private phone lines, charges for directory assistance and certain nonrecurring charges were all subject to the state’s gross receipt tax. The Supreme Court of Pennsylvania found that all of the services, including those related to nonrecurring charges, in some way made transmission more effective or communication more satisfactory even though such services did not involve actual transmission. This is a partial reversal of the 2013 Commonwealth Court of Pennsylvania decision described above, which had ruled that while the charges for the installation of private phone lines and directory assistance were subject to the state’s gross receipts tax, the nonrecurring charges in question were not. As a motion for reconsideration has not been filed with the Supreme Court of Pennsylvania, and the period for such filing has expired, the case is now final.

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the calendar years 2008 through 2013 is approximately $4.1 million.  Appeals of cases for the audits in calendar years 2008 through 2010 have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above.  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the auditors for the calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  Appeals of cases for the audits in calendar years 2008, 2009 and the original 2010 audit have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above. The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2013, for which we have filed or plan to file appeals, continue to lack merit. However, in light of the Supreme Court of Pennsylvania’s recent decision, we reassessed our accrual for the additional tax liability for both our CCES and CCPA subsidiaries. During the quarter ended December 31, 2015, we accrued an additional $1.1 million and $1.0 million for our CCES and CCPA subsidiaries, respectively, to other expense in our consolidated statements of operations, which increased the total accruals to $1.4 million and $1.2 million, respectively, as of December 31, 2015. These accruals also include the Company’s best estimate of the potential 2014 and 2015 additional tax liabilities. We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues. While the outcome of these other claims cannot be predicted with certainty, we do not believe that the outcome of any of these other legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.

12.RELATED PARTY TRANSACTIONS

Capital Leases

Richard A. Lumpkin, a member of our Board of Directors, together with his family, beneficially owned 33.5% and 44.7% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2015 and 2014, respectively.  Mr. Lumpkin also is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 66.7% and 72.4% beneficial ownership of LATEL at December 31, 2015 and 2014, respectively.

As of December 31, 2015, we had three capital lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).We have accounted for these leases as capital leases in accordance with ASC Topic 840, Leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The capital lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance, and taxes.  Each of the three lease agreements have a maturity date of

May 31, 2021 and each have two five-year options to extend the terms of the lease after the initial expiration date.  We are required to pay LATEL approximately $7.9 million over the terms of the lease agreements.  The carrying value of the capital leases at December 31, 2015 and 2014 was approximately $3.0 million and $3.4 million, respectively.  We recognized $0.4 million in interest expense in 2015 and $0.5 million in interest expense in each of 2014 and 2013 and amortization expense of $0.4 million in 2015, 2014 and 2013 related to the capitalized leases.

Long-Term Debt

A portion of the 2020 Notes was sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”). In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. In 2015, the 2020 Notes were fully redeemed and we paid an early redemption premium of $1.5 million and recognized approximately $0.7 million, $1.3 million, and $1.2 million in 2015, 2014, and 2013, respectively, in interest expense in the aggregate for the 2020 Notes. In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and in 2015 we recognized approximately $0.3 million in interest expense for the 2022 Notes.

Other Services

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunication products and services to First Mid-Illinois at standard prices as to other strategic business customers and we received approximately $0.8 million in 2015 and $0.5 million in each of 2014 and 2013 for these services.

13.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2015	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$192,578	$201,010	$193,958	$188,191
Operating income	$26,745	$27,675	$13,648	$19,707
Net income (loss) attributable to common stockholders	$7,810	$(15,968)	$2,595	$4,682
Basic and diluted earnings (loss) per share	$0.15	$(0.32)	$0.05	$0.09

	Quarter Ended
2014	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$149,648	$151,036	$149,040	$186,014
Operating income	$25,942	$25,425	$24,249	$15,573
Net income (loss) attributable to common stockholders	$8,324	$9,807	$7,642	$(10,706)
Basic and diluted earnings (loss) per share	$0.20	$0.24	$0.19	$(0.22)

In connection with the redemption of the 2020 Notes, as described in Note 6, we recognized a loss on extinguishment of debt of $41.2 million and $13.8 million during the quarters ended June 30, 2015 and December 31, 2014, respectively.

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

14.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured 2022 Notes. We and substantially all of our subsidiaries, excluding Consolidated Communications of Illinois Company (formerly Illinois Consolidated Telephone Company, have jointly and severally guaranteed the 2022 Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2015 and 2014, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2015, 2014 and 2013 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our 2022 Notes.

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,877	$7,629	$2,372	$—	$15,878
Accounts receivable, net	—	—	62,460	6,388	—	68,848
Income taxes receivable	23,390	—	352	125	—	23,867
Prepaid expenses and other current assets	—	—	17,456	359	—	17,815
Total current assets	23,390	5,877	87,897	9,244	—	126,408

Property, plant and equipment, net	—	—	1,043,594	49,667	—	1,093,261

Intangibles and other assets:
Investments	—	8,171	97,372	—	—	105,543
Investments in subsidiaries	2,189,142	2,018,472	13,567	—	(4,221,181)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	34,410	9,087	—	43,497
Other assets	—	—	5,187	—	—	5,187
Total assets	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$12,576	$—	$—	$12,576
Advance billings and customer deposits	—	—	26,023	1,593	—	27,616
Dividends payable	19,551	—	—	—	—	19,551
Accrued compensation	—	—	21,094	789	—	21,883
Accrued interest	136	9,084	133	—	—	9,353
Accrued expense	35	190	41,201	958	—	42,384
Current portion of long term debt and capital lease obligations	—	9,100	1,745	92	—	10,937
Total current liabilities	19,722	18,374	102,772	3,432	—	144,300

Long-term debt and capital lease obligations	—	1,372,149	5,101	642	—	1,377,892
Advances due to/from affiliates, net	1,979,788	(1,548,990)	(360,715)	(70,083)	—	—
Deferred income taxes	(32,641)	762	245,579	22,829	—	236,529
Pension and postretirement benefit obligations	—	—	93,097	19,869	—	112,966
Other long-term liabilities	—	1,084	14,540	516	—	16,140
Total liabilities	1,966,869	(156,621)	100,374	(22,795)	—	1,887,827
Shareholders’ equity:
Common Stock	505	—	17,411	30,000	(47,411)	505
Other shareholders’ equity	245,158	2,189,141	1,857,655	126,974	(4,173,770)	245,158
Total Consolidated Communications Holdings, Inc. shareholders’ equity	245,663	2,189,141	1,875,066	156,974	(4,221,181)	245,663
Noncontrolling interest	—	—	5,036	—	—	5,036
Total shareholders’ equity	245,663	2,189,141	1,880,102	156,974	(4,221,181)	250,699
Total liabilities and shareholders’ equity	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

	December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,940	$820	$919	$—	$6,679
Accounts receivable, net	—	—	70,543	6,993	—	77,536
Income taxes receivable	12,665	—	6,232	43	—	18,940
Deferred income taxes	(71)	158	12,807	480	—	13,374
Prepaid expenses and other current assets	—	—	17,285	331	—	17,616
Total current assets	12,594	5,098	107,687	8,766	—	134,145

Property, plant and equipment, net	—	—	1,088,196	49,282	—	1,137,478

Intangibles and other assets:
Investments	—	3,724	111,652	—	—	115,376
Investments in subsidiaries	2,123,251	1,514,332	13,000	—	(3,650,583)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	47,235	9,087	—	56,322
Other assets	—	—	3,892	—	—	3,892
Total assets	$2,135,845	$1,523,154	$2,070,111	$133,316	$(3,650,583)	$2,211,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$15,277	$—	$—	$15,277
Advance billings and customer deposits	—	—	30,250	1,683	—	31,933
Dividends payable	19,510	—	—	—	—	19,510
Accrued compensation	—	—	30,737	1,844	—	32,581
Accrued interest	—	6,775	6	3	—	6,784
Accrued expense	36	443	38,211	1,451	—	40,141
Current portion of long term debt and capital lease obligations	—	9,100	671	78	—	9,849
Total current liabilities	19,546	16,318	115,152	5,059	—	156,075

Long-term debt and capital lease obligations	—	1,337,528	3,070	734	—	1,341,332
Advances due to/from affiliates, net	1,805,129	(1,953,695)	206,616	(58,050)	—	—
Deferred income taxes	(14,833)	(938)	243,427	19,009	—	246,665
Pension and postretirement benefit obligations	—	—	100,221	22,142	—	122,363
Other long-term liabilities	—	690	13,337	552	—	14,579
Total liabilities	1,809,842	(600,097)	681,823	(10,554)	—	1,881,014
Shareholders’ equity:
Common Stock	504	—	17,411	30,000	(47,411)	504
Other shareholders’ equity	325,499	2,123,251	1,366,051	113,870	(3,603,172)	325,499
Total Consolidated Communications Holdings, Inc. shareholders’ equity	326,003	2,123,251	1,383,462	143,870	(3,650,583)	326,003
Noncontrolling interest	—	—	4,826	—	—	4,826
Total shareholders’ equity	326,003	2,123,251	1,388,288	143,870	(3,650,583)	330,829
Total liabilities and shareholders’ equity	$2,135,845	$1,523,154	$2,070,111	$133,316	$(3,650,583)	$2,211,843

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$121	$728,910	$60,094	$(13,388)	$775,737
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	328,714	12,567	(12,881)	328,400
Selling, general and administrative expenses	3,160	150	156,380	19,044	(507)	178,227
Acquisition and other transaction costs	1,413	—	—	—	—	1,413
Depreciation and amortization	—	—	171,232	8,690	—	179,922
Operating income (loss)	(4,573)	(29)	72,584	19,793	—	87,775
Other income (expense):
Interest expense, net of interest income	(104)	(79,680)	154	12	—	(79,618)
Intercompany interest income (expense)	(153,713)	166,838	(15,917)	2,792	—	—
Loss on extinguishment of debt	—	(41,242)	—	—	—	(41,242)
Investment income	—	326	36,364	—	—	36,690
Equity in earnings of subsidiaries, net	93,391	64,812	567	—	(158,770)	—
Other, net	—	(26)	(1,346)	(129)	—	(1,501)
Income (loss) before income taxes	(64,999)	110,999	92,406	22,468	(158,770)	2,104
Income tax expense (benefit)	(64,118)	17,608	40,346	8,939	—	2,775
Net income (loss)	(881)	93,391	52,060	13,529	(158,770)	(671)
Less: net income attributable to noncontrolling interest	—	—	210	—	—	210
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(881)	$93,391	$51,850	$13,529	$(158,770)	$(881)

Total comprehensive income (loss) attributable to common shareholders	$(4,940)	$89,332	$48,434	$13,105	$(150,871)	$(4,940)

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(7)	$585,148	$64,380	$(13,783)	$635,738
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	242,354	13,391	(13,084)	242,661
Selling, general and administrative expenses	3,975	126	119,649	17,585	(699)	140,636
Acquisition and other transaction costs	10,808	581	428	—	—	11,817
Depreciation and amortization	—	—	141,673	7,762	—	149,435
Operating income (loss)	(14,783)	(714)	81,044	25,642	—	91,189
Other income (expense):
Interest expense, net of interest income	36	(82,617)	55	(11)	—	(82,537)
Intercompany interest income (expense)	(108,366)	125,932	(19,677)	2,111	—	—
Loss on extinguishment of debt	—	(13,785)	—	—	—	(13,785)
Investment income	—	(5)	34,521	—	—	34,516
Equity in earnings of subsidiaries, net	94,458	77,156	870	—	(172,484)	—
Other, net	53	(553)	(236)	(232)	—	(968)
Income (loss) before income taxes	(28,602)	105,414	96,577	27,510	(172,484)	28,415
Income tax expense (benefit)	(43,669)	10,956	35,022	10,718	—	13,027
Net income (loss)	15,067	94,458	61,555	16,792	(172,484)	15,388
Less: net income attributable to noncontrolling interest	—	—	321	—	—	321
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$15,067	$94,458	$61,234	$16,792	$(172,484)	$15,067

Total comprehensive income (loss) attributable to common shareholders	$(15,573)	$63,818	$43,418	$2,780	$(110,016)	$(15,573)

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(60)	$547,635	$68,128	$(14,126)	$601,577
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	220,764	14,635	(12,947)	222,452
Selling, general and administrative expenses	3,608	167	113,942	18,876	(1,179)	135,414
Acquisition and other transaction costs	457	—	319	—	—	776
Depreciation and amortization	—	—	130,455	8,819	—	139,274
Operating income (loss)	(4,065)	(227)	82,155	25,798	—	103,661
Other income (expense):
Interest expense, net of interest income	100	(86,090)	181	42	—	(85,767)
Intercompany interest income (expense)	(103,588)	126,918	(24,662)	1,332	—	—
Loss on extinguishment of debt	—	(7,657)	—	—	—	(7,657)
Investment income	—	89	37,606	—	—	37,695
Equity in earnings of subsidiaries, net	98,055	74,479	896	—	(173,430)	—
Other, net	(18)	—	(448)	10	—	(456)
Income (loss) from continuing operations before income taxes	(9,516)	107,512	95,728	27,182	(173,430)	47,476
Income tax expense (benefit)	(40,327)	9,457	38,038	10,344	—	17,512
Income (loss) from continuing operations	30,811	98,055	57,690	16,838	(173,430)	29,964
Discontinued operations, net of tax	—	—	1,177	—	—	1,177
Net income (loss)	30,811	98,055	58,867	16,838	(173,430)	31,141
Less: net income attributable to noncontrolling interest	—	—	330	—	—	330
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$30,811	$98,055	$58,537	$16,838	$(173,430)	$30,811

Total comprehensive income (loss) attributable to common shareholders	$30,811	$101,616	$91,395	$25,203	$(173,430)	$75,595

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(119,472)	$76,962	$240,372	$21,317	$219,179

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(126,168)	(7,766)	(133,934)
Proceeds from sale of assets	—	—	13,535	13	13,548
Proceeds from sale of investments	—	—	846	—	846
Net cash used in investing activities	—	—	(111,787)	(7,753)	(119,540)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780	—	—	294,780
Proceeds from issuance of long-term debt	—	69,000	—	—	69,000
Payment of capital lease obligation	—	—	(1,029)	(78)	(1,107)
Payment on long-term debt	—	(107,100)	—	—	(107,100)
Redemption of senior notes	—	(261,874)	—	—	(261,874)
Payment of financing costs	—	(4,805)	—	—	(4,805)
Share repurchases for minimum tax withholding	(1,125)	—	—	—	(1,125)
Dividends on common stock	(78,209)	—	—	—	(78,209)
Transactions with affiliates, net	198,806	(66,026)	(120,747)	(12,033)	—
Net cash provided by (used in) financing activities	119,472	(76,025)	(121,776)	(12,111)	(90,440)
Increase in cash and cash equivalents	—	937	6,809	1,453	9,199
Cash and cash equivalents at beginning of period	—	4,940	820	919	6,679
Cash and cash equivalents at end of period	$—	$5,877	$7,629	$2,372	$15,878

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(71,646)	$37,972	$196,186	$25,273	$187,785

Cash flows from investing activities:
Business acquisition, net of cash acquired	(139,558)	—	—	—	(139,558)
Purchases of property, plant and equipment	—	—	(103,509)	(5,489)	(108,998)
Purchase of investments	—	—	(100)	—	(100)
Proceeds from sale of assets	—	—	1,740	55	1,795
Net cash used in investing activities	(139,558)	—	(101,869)	(5,434)	(246,861)

Cash flows from financing activities:
Proceeds from bond offering	—	200,000	—	—	200,000
Proceeds from issuance of long-term debt	—	80,000	—	—	80,000
Payment of capital lease obligation	—	—	(638)	(65)	(703)
Payment on long-term debt	—	(63,100)	—	—	(63,100)
Partial redemption of senior notes	—	(84,127)	—	—	(84,127)
Payment of financing costs	—	(7,438)	—	—	(7,438)
Share repurchases for minimum tax withholding	(1,856)	—	—	—	(1,856)
Dividends on common stock	(62,341)	—	—	—	(62,341)
Transactions with affiliates, net	275,632	(158,453)	(95,225)	(21,954)	—
Other	(231)	—	—	—	(231)
Net cash provided by (used in) financing activities	211,204	(33,118)	(95,863)	(22,019)	60,204
Increase (decrease) in cash and cash equivalents	—	4,854	(1,546)	(2,180)	1,128
Cash and cash equivalents at beginning of period	—	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$—	$4,940	$820	$919	$6,679

	Year Ended December 31, 2013
		Subsidiary
	Parent	Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by continuing operations	$(88,251)	$36,811	$195,591	$24,379	$168,530
Net cash used in discontinued operations	—	—	(4,174)	—	(4,174)
Net cash (used in) provided by operating activities	(88,251)	36,811	191,417	24,379	164,356

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(100,139)	(7,224)	(107,363)
Purchase of investments	—	—	(403)	—	(403)
Proceeds from sale of assets	—	—	282	48	330
Net cash used in continuing operations	—	—	(100,260)	(7,176)	(107,436)
Net cash provided by discontinued operations	—	—	2,331	—	2,331
Net cash used in investing activities	—	—	(97,929)	(7,176)	(105,105)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	989,450	—	—	989,450
Payment of capital lease obligation	—	—	(462)	(54)	(516)
Payment on long-term debt	—	(990,961)	—	—	(990,961)
Payment of financing costs	—	(6,576)	—	—	(6,576)
Share repurchases for minimum tax withholding	(887)	—	—	—	(887)
Dividends on common stock	(62,064)	—	—	—	(62,064)
Transactions with affiliates, net	151,202	(35,215)	(99,190)	(16,797)	—
Net cash provided by (used in) financing activities	88,251	(43,302)	(99,652)	(16,851)	(71,554)
(Decrease) increase in cash and cash equivalents	—	(6,491)	(6,164)	352	(12,303)
Cash and cash equivalents at beginning of period	—	6,577	8,530	2,747	17,854
Cash and cash equivalents at end of period	$—	$86	$2,366	$3,099	$5,551

Report of Independent Certified Public Accountants

The Partners of Pennsylvania RSA No. 6 (II)

Limited Partnership

We have audited the accompanying financial statements of Pennsylvania RSA No. 6 (II) Limited Partnership, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of income and comprehensive income, changes in partners’ capital  and cash flows for the years then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania RSA No. 6 (II) Limited Partnership at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

December 31, 2013 Financial Statements

The accompanying statements of income and comprehensive income, changes in partners’ capital and cash flows of Pennsylvania RSA No. 6 (II) Limited Partnership for the year ended December 31,

2013 were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Ernst & Young LLP

Orlando, Florida

February 26, 2016

Pennsylvania RSA No. 6 (II) Limited Partnership

Balance Sheets - As of December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
ASSETS

CURRENT ASSETS:
Due from affiliate	$2,621	$8,341
Accounts receivable, net of allowances of $938 and $498	18,136	12,077
Unbilled revenue	1,031	961
Prepaid expenses	259	244
Total current assets	22,047	21,623

PROPERTY, PLANT AND EQUIPMENT - NET	18,525	15,752
OTHER ASSETS	6,718	1,973
TOTAL ASSETS	$47,290	$39,348

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,141	$4,195
Advance billings and other	4,397	5,121
Financing obligation	46	-
Deferred rent	13	-
Total current liabilities	8,597	9,316

LONG TERM LIABILITIES:
Financing obligation	423	-
Deferred rent	352	-
Other liabilities	678	639
Total long term liabilities	1,453	639
Total liabilities	10,050	9,955

PARTNERS’ CAPITAL
General Partner's interest	19,040	15,029
Limited Partners' interest	18,200	14,364
Total partners' capital	37,240	29,393

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$47,290	$39,348

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Income and Comprehensive Income – For the Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

			(Unaudited)
	2015	2014	2013
OPERATING REVENUE:
Service revenue	$121,247	$125,490	$120,364
Equipment revenue	28,121	17,135	14,063
Other	8,007	9,177	9,297
Total operating revenue	157,375	151,802	143,724

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	47,596	44,109	41,062
Cost of equipment	35,448	30,428	25,150
Depreciation and amortization	3,223	2,520	2,500
Selling, general and administrative	36,075	38,682	37,387
Total operating expenses	122,342	115,739	106,099

OPERATING INCOME	35,033	36,063	37,625

INTEREST INCOME, NET	114	94	21

NET INCOME AND COMPREHENSIVE INCOME	$35,147	$36,157	$37,646

Allocation of Net Income:
General Partners	$17,969	$18,486	$19,248
Limited Partners	$17,178	$17,671	$18,398

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

	General Partner	Limited Partners
			Consolidated	Venus Cellular
	Cellco	Cellco	Communications	Telephone	Total Partners’
	Partnership	Partnership	Enterprise, Inc.	Company, Inc.	Capital

BALANCE—January 1st, 2013 (Unaudited)	$14,108	$2,353	$6,530	$4,599	$27,590

Distributions (Unaudited)	(17,895)	(2,986)	(8,284)	(5,835)	(35,000)

Net Income (Unaudited)	19,248	3,212	8,911	6,275	37,646

BALANCE— December 31, 2013	15,461	2,579	7,157	5,039	30,236

Distributions	(18,918)	(3,156)	(8,758)	(6,168)	(37,000)

Net Income	18,486	3,084	8,558	6,029	36,157

BALANCE— December 31, 2014	15,029	2,507	6,957	4,900	29,393

Distributions	(13,958)	(2,329)	(6,462)	(4,551)	(27,300)

Net Income	17,969	2,999	8,320	5,859	35,147

BALANCE— December 31, 2015	$19,040	$3,177	$8,815	$6,208	$37,240

See notes to financial statements.

Pennsylvania RSA No. 6 (II) Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

			(Unaudited)
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,147	$36,157	$37,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,223	2,520	2,500
Imputed interest on financing obligation	34	-	-
Provision for losses on accounts receivable	1,638	739	531
Changes in certain assets and liabilities:
Accounts receivable	(7,698)	(640)	2,043
Unbilled revenue	(70)	(42)	(29)
Prepaid expenses	(15)	(244)	-
Other assets	(4,748)	(1,783)	(163)
Accounts payable and accrued liabilities	303	589	(177)
Advance billings and other	(724)	1,264	209
Deferred rent	365	-	-
Long Term liabilities	39	12	216
Net cash provided by operating activities	27,494	38,572	42,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,886)	(5,759)	(3,645)
Fixed asset transfers out	536	415	608
Change in due from affiliate	5,720	3,772	(4,739)
Net cash used in investing activities	(630)	(1,572)	(7,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing obligation	474	-	-
Repayments of financing obligation	(38)	-	-
Distributions	(27,300)	(37,000)	(35,000)
Net cash used in financing activities	(26,864)	(37,000)	(35,000)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$22	$379	$102

See notes to financial statements

Pennsylvania RSA No. 6(II) Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

1.ORGANIZATION AND MANAGEMENT

Pennsylvania RSA No. 6(II) Limited Partnership, (the “Partnership”) was formed in 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania 6(II) rural service area. Under the terms of the partnership agreement, the partnership expires on January 1, 2091.

In accordance with the partnership agreement, Cellco Partnership (“Cellco”), doing business as Verizon Wireless, is responsible for managing the operations of the partnership (see Note 7).

The partners and their respective ownership percentages of the Partnership as of December 31, 2015, 2014, and 2013 are as follows:

General Partner:
Cellco Partnership* (“General Partner”)	51.13%

Limited Partners:
Cellco Partnership	8.53%
Consolidated Communications Enterprise Services, Inc. *	23.67%
Venus Cellular Telephone Company, Inc.	16.67%

*Consolidated Communications Enterprise Services, Inc. (CCES) is a wholly-owned subsidiary of Consolidated Communications Holdings, Inc.

2.SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of plant, property and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, accrued expenses and contingencies.

Revenue recognition – The Partnership offers products and services to customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns service revenue primarily by providing access to and usage of its network as well as the sale of equipment. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the revenue is recorded gross at the time of the sale.

Under the Verizon device payment program (formerly known as Verizon Edge), eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Certain devices are subject to promotions that allow customers to upgrade to a new device after paying down the minimum percentage of the device installment plan and trading in their device. When a customer has the right to upgrade to a new device by paying down the minimum percentage of the device installment plan and trading in their device, this trade-in right is accounted for as a guarantee liability. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining consideration is recorded as equipment revenue. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device.

In multiple element arrangements that bundle devices and monthly wireless service, revenue is allocated to each unit of accounting using a relative selling price method. At the inception of the arrangement, the amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of the monthly wireless service (the noncontingent amount). The Partnership effectively recognizes revenue on the delivered device at the lesser of the amount allocated based on the relative selling price of the device or the noncontingent amount owed when the device is sold.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third party carriers associated with those customers are based on agreements with such carriers. The roaming rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 7).

Cellular service revenues resulting from a cellsite agreement with Cellco are recognized based upon a rate per minute of use (see Note 7).

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are calculated in accordance with the Partnership Agreement and are a reasonable method of allocating such costs.

Cost of roaming reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership. The roaming rates with third party carriers are based on agreements with such carriers. The roaming rates charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 7).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis. Inventory is wholly owned by Cellco and is not recorded in the financial statements of the Partnership.

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of services as these costs are incurred.

Advertising costs – Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred. The Partnership incurred $2,344, $2,525, and $2,328 (unaudited) in advertising costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Comprehensive income – Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income taxes – The Partnership is treated as a pass through entity for income tax purposes and, therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files federal and state tax returns. The 2012 through 2015 tax years for the Partnership remain subject to examination by the Internal Revenue Service and state tax jurisdiction. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by taxing authorities.

Due to/from affiliate – Due to/from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, investing and financing activities of the Partnership. As such, the change in due to/from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income is based on the Applicable Federal Rate which was approximately 0.5%, 0.3%, and 0.2% for the years ended December 31, 2015, 2014, and 2013, respectively. Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 4.8%, 5.0%, and 7.4% for the years ended December 31, 2015, 2014, and 2013, respectively to the outstanding due to/from affiliate balance. Included in interest income, net is $29, $27, and $18 (unaudited) for the years ended December 31, 2015, 2014, and 2013, respectively, related to due to/from affiliate.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded in the financial statements at cost net of allowance for credit losses. The Partnership maintains allowances for uncollectible accounts receivable, including device installment plan receivables, for estimated losses resulting from the failure or inability of customers to make required payments. Similar to traditional service revenue accounting treatment, the device installment plan bad debt expense is recorded based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. Due to the device installment plan being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts with device installment plan receivables and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment – Property, plant and equipment is recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts, and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Impairment – All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were to become present, the Partnership would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The Partnership reevaluates the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses – Cellco maintains wireless licenses that provide the wireless operations with exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, Cellco management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is reevaluated each year to determine whether events and circumstances continue to support an indefinite useful life.

Cellco tests the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. The most recent quantitative assessment of wireless licenses at Cellco occurred in 2015. Cellco’s quantitative assessment consisted of comparing the estimated fair value of wireless licenses to the aggregated carrying amount as of the test date. Using the quantitative assessment, the licenses were evaluated on an aggregate basis using the Greenfield approach. The Greenfield approach is an income based valuation approach that values the wireless licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the wireless licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the licenses, an impairment is recognized. In 2014, Cellco performed a qualitative assessment to determine whether it is more likely than not that the fair value of the wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco, as well as other factors.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco evaluated their wireless licenses for potential impairment as of December 15, 2015 and 2014. These evaluations resulted in no impairment of wireless licenses.

Financial instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Fair value measurements –  Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Recent accounting standards – In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, it is expected that the allocation and timing of the Partnership’s revenue recognition will be impacted. In August 2015, an accounting standard update was issued that delays the effective date of this standard update until the first quarter of 2018. Companies are permitted to early adopt the standard update in the first quarter of 2017.

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. Both adoption methods are currently being evaluated by management as well as the impact that this standard update will have on the financial statements.

Reclassifications –  The Partnership reclassified certain prior year amounts to conform to the current year presentation.

Subsequent events – Events subsequent to December 31, 2015 have been evaluated through February 26, 2016, the date the financial statements were issued.

3.WIRELESS DEVICE INSTALLMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their installment charge is included in their standard wireless monthly bill. As of December 31, 2015 and 2014, respectively, the total portfolio of device installment plan receivables the Partnership is servicing was $18,596 and $6,170.

Wireless device installment plan receivables –The following table displays device installment plan receivables, net, that are recognized in the accompanying balance sheets:

	At December 31, 2015	At December 31, 2014
Device installment plan receivables, gross	$18,596	$6,170
Unamortized imputed interest	(791)	(260)
Device installment plan receivables, net of unamortized imputed interest	17,805	5,910
Allowance for credit losses	(906)	(163)
Device installment plan receivables, net	$16,899	$5,747

Classified on the balance sheets:
Accounts receivable, net	$10,277	$3,824
Other assets	$6,622	$1,923
Device installment plan receivables, net	$16,899	$5,747

At the time of sale, the Partnership imputes risk adjusted interest on the device installment plan receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Interest income, net on the statement of income and comprehensive income, is recognized over the financed installment term.

The Partnership assesses collectability of device installment plan receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. The credit quality of a customer and the determination of eligibility for the device payment program is measured based on custom, empirical, risk models. Based upon the risk assessed by the models, a customer may be required to provide a down payment to enter into the program and may be subject to lower limits on the total amount financed. The down payment will vary in accordance with the risk assessed. The risk assessments are updated monthly based on payment trends and other qualitative factors in order to monitor the overall quality of receivables. The credit quality of customers was consistent throughout the periods presented.

Activity in the allowance for credit losses for the device installment plan receivables was as follows:

Balance at January 1, 2015	$163
Bad debt expenses	945
Write-offs	(138)
Other	(64)
Balance at December 31, 2015	$906

Customers entering into device installment agreements prior to May 31, 2015, have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payments and trading in their device. Generally, customers entering into device installment agreements on or after June 1, 2015 are required to repay all amounts due under their device installment agreement before being eligible to upgrade their device. However, certain devices are subject to promotions that allow customers to upgrade to a new device after paying down the minimum percentage of their device installment plan and trading in their device. When a customer is eligible to upgrade to a new device, a guarantee liability is recorded in accordance with the Partnership’s accounting policy. The current portion of gross guarantee liability related to this program, which was $408 at December 31, 2015 and $1,052 at December 31, 2014, was primarily included in Advance billings and other on the accompanying balance sheets.  The long term portion of gross guarantee liability related to this program, which was not material at December 31, 2015 and $87 at December 31, 2014, was primarily included in Other liabilities on the accompanying balance sheets.

4.PROPERTY, PLANT AND EQUIPMENT,  NET

Property, plant and equipment consist of the following as of December 31, 2015 and 2014:

	2015	2014
Buildings and improvements (20-45 years)	$9,576	$9,450
Wireless plant and equipment (3-50 years)	27,486	26,782
Furniture, fixtures and equipment (2-10 years)	479	568
Leasehold improvements (5 years)	2,262	1,608
	39,803	38,408
Less: accumulated depreciation	(21,278)	(22,656)
Property, plant and equipment, net	$18,525	$15,752

Capitalized network engineering costs of $376 and $234 were recorded during the years ended December 31, 2015 and 2014, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $1,067 and $1,559 as of December 31, 2015 and 2014, respectively. Depreciation expense of $3,220, $2,520, and $2,473 (unaudited) was incurred during the years ended December 31, 2015, 2014 and 2013.

5.TOWER MONETIZATION TRANSACTION

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands).  Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The Partnership has subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 2 towers to ATC for an upfront payment of $849. The upfront payment is accounted for as deferred rent and as a financing obligation. The $375 accounted for as deferred rent is included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 30 years. The $474 accounted for as a financing obligation is included in cash flows provided by financing activities and relates to the portion of the towers that is to be occupied and used for the Partnership’s network operations. The Partnership makes sublease payments to ATC for $1.9 per month per site, with annual increases of 2 percent. During the year ended December 31, 2015, the Partnership made $38 of sublease payments to ATC, which is recorded as Repayments of financing obligation.

At December 31, 2015 and 2014, the balance of deferred rent was $365 and $0, respectively. At December 31, 2015 and 2014, the balance of the financing obligation was $469 and $0, respectively.

6.CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2015 and 2014:

	2015	2014

Accounts payable	$3,902	$3,964
Accrued liabilities	239	231
Accounts payable and accrued liabilities	$4,141	$4,195

Advance billings and other consist of the following as of December 31, 2015 and 2014:

Advance billings	$3,664	$3,932
Customer deposits	325	137
Guarantee liability	408	1,052
Advance billings and other	$4,397	$5,121

7.TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses (see Note 2), substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; and (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant.

Service revenues – Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2015, 2014, and 2013 roaming revenues were $25,063, $23,732, and $22,394 (unaudited), respectively. Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment revenues – Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Other revenues –  Other revenues include switch revenue, cell sharing revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of service –  Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets. For the years ended December 31, 2015, 2014, and 2013 roaming costs were $36,313, $32,019, and $29,029 (unaudited), respectively. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco. See Note 8 for further information regarding this arrangement.

Cost of equipment – Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative –  Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Property, plant and equipment – Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

8.COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2015, 2014 and 2013, the Partnership incurred a total of $1,823, $1,478, and $1,388 (unaudited) respectively, as rent expense related to these operating leases, which was included in Cost of service and Selling, general and administrative expenses in the accompanying statements of income and comprehensive income. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring, for the years shown are as follows:

Years	Amount

2016	$1,543
2017	1,465
2018	1,381
2019	1,198
2020	1,085
2021 and thereafter	4,504

Total minimum payments	$11,176

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Pennsylvania 6(II) rural service area. Total rent expense under these spectrum leases amounted to $658 in 2015, $583 in 2014, and $318 (unaudited) in 2013, respectively, which is included in Cost of service in the accompanying consolidated statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2015, future spectrum lease obligations are expected to be as follows:

Years	Amount

2016	$660
2017	638
2018	627
2019	485
2020	344
2021 and thereafter	3,761

Total minimum payments	$6,515

The General Partner currently expects that the renewal option in the leases will be exercised.

9.CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material to the Partnership. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2015 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. The Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

10.RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2015	$498	$1,638	$(1,198)	$938
2014	225	739	(466)	498
2013 (unaudited)	143	531	(449)	225

******

Report of Independent Certified Public Accountants

The Partners of GTE Mobilnet of Texas RSA #17

Limited Partnership

We have audited the accompanying financial statements of GTE Mobilnet of Texas RSA #17 Limited Partnership, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of income and comprehensive income, changes in partners’ capital  and cash flows for the years then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Mobilnet of Texas RSA #17 Limited Partnership at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

December 31, 2013 Financial Statements

The accompanying statements of income and comprehensive income, changes in partners’ capital and cash flows of GTE Mobilnet of Texas RSA #17 Limited Partnership for the year then ended December 31, 2013 were not audited, reviewed, or compiled by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ Ernst & Young LLP

Orlando, Florida

February 26, 2016

GTE Mobilnet of Texas RSA #17 Limited Partnership

Balance Sheets - As of December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
ASSETS

CURRENT ASSETS:
Due from affiliate	$11,610	$14,306
Accounts receivable, net of allowance of $691 and $666	7,957	6,166
Unbilled revenue	2,311	2,131
Prepaid expenses	444	131
Total current assets	22,322	22,734

PROPERTY, PLANT AND EQUIPMENT -NET	57,180	65,194

WIRELESS LICENSES	441	-

OTHER ASSETS	1,954	631
TOTAL ASSETS	$81,897	$88,559

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,895	$3,642
Advance billings and other	1,848	2,078
Financing obligation	2,364	-
Deferred rent	702	-
Total current liabilities	8,809	5,720

LONG TERM LIABILITIES:
Financing obligation	21,478	-
Deferred rent	18,482	-
Other liabilities	1,683	1,276
Total long term liabilities	41,643	1,276
Total liabilities	50,452	6,996

PARTNERS’ CAPITAL
General Partner's interest	6,289	16,313
Limited Partners' interest	25,156	65,250
Total partners' capital	31,445	81,563

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$81,897	$88,559

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Income and Comprehensive Income – For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

			(Unaudited)
	2015	2014	2013

OPERATING REVENUE:
Service revenue	$117,289	$113,153	$107,693
Equipment revenue	7,011	5,796	4,634
Other	4,900	3,942	3,725
Total operating revenue	129,200	122,891	116,052

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	39,702	36,454	33,732
Cost of equipment	10,606	12,892	9,524
Depreciation and amortization	11,348	11,874	10,126
Selling, general and administrative	23,356	23,655	24,596
Total operating expenses	85,012	84,875	77,978

OPERATING INCOME	44,188	38,016	38,074

OTHER (EXPENSE) INCOME:
Interest (expense) income, net	(914)	36	28
Other	(392)	-	-
Total other (expense) income	(1,306)	36	28

NET INCOME AND COMPREHENSIVE INCOME	$42,882	$38,052	$38,102

Allocation of Net Income:
General Partner	$8,576	$7,611	$7,620
Limited Partners	$34,306	$30,441	$30,482

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	General
	Partner	Limited Partners
		Eastex	Consolidated	ALLTEL
		Telcom	Communications	Communications	Verizon		Total
	San Antonio	Investments,	Enterprise	Investments,	Wireless	San Antonio	Partners'
	MTA, L.P.	LLC	Services, Inc.	Inc.	(VAW), LLC	MTA, L.P.	Capital

BALANCE—January 1, 2013 (Unaudited)	$13,782	$14,135	$14,135	$11,729	$6,917	$8,211	$68,909

Distributions (Unaudited)	(6,000)	(6,154)	(6,154)	(5,106)	(3,012)	(3,574)	(30,000)

Net Income (Unaudited)	7,620	7,816	7,816	6,485	3,826	4,539	38,102

BALANCE—December 31, 2013	15,402	15,797	15,797	13,108	7,731	9,176	77,011

Distributions	(6,700)	(6,872)	(6,872)	(5,702)	(3,363)	(3,991)	(33,500)

Net Income	7,611	7,806	7,806	6,477	3,819	4,533	38,052

BALANCE—December 31, 2014	16,313	16,731	16,731	13,883	8,187	9,718	81,563

Distributions	(18,600)	(19,077)	(19,077)	(15,830)	(9,335)	(11,081)	(93,000)

Net Income	8,576	8,796	8,796	7,299	4,305	5,110	42,882

BALANCE—December 31, 2015	$6,289	$6,450	$6,450	$5,352	$3,157	$3,747	$31,445

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

			(Unaudited)
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$42,882	$38,052	$38,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,348	11,874	10,126
Imputed interest on financing obligation	1,704	-	-
Provision for losses on accounts receivable	1,546	1,421	1,549
Changes in certain assets and liabilities:
Accounts receivable	(3,337)	(2,796)	(1,661)
Unbilled revenue	(180)	(204)	(91)
Prepaid expenses	(313)	(118)	(1)
Other assets	(1,327)	(605)	(28)
Accounts payable and accrued liabilities	315	515	(207)
Advance billings and other	(230)	498	13
Deferred rent	19,184	-	-
Other liabilities	407	250	194
Net cash provided by operating activities	71,999	48,887	47,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,734)	(16,813)	(22,131)
Fixed asset transfers out	1,341	4,403	3,926
Acquisition of wireless licenses	(441)	-	-
Change in due from affiliate	2,696	(2,977)	209
Net cash used in investing activities	(1,138)	(15,387)	(17,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing obligation	24,077	-	-
Repayments of financing obligation	(1,938)	-	-
Distributions	(93,000)	(33,500)	(30,000)
Net cash used in financing activities	(70,861)	(33,500)	(30,000)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$71	$133	$805

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

1.ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas RSA #17 Limited Partnership, (the “Partnership”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

In accordance with the partnership agreement, Cellco Partnership (“Cellco”), doing business as Verizon Wireless, is responsible for managing the operations of the partnership (see Note 8).

The partners and their respective ownership percentages of the Partnership as of December 31, 2015, 2014 and 2013 are as follows:

General Partner:
San Antonio MTA, L.P. *	20.000000%

Limited Partners:
Eastex Telecom Investments, LLC	20.512855%
Consolidated Communications Enterprise Services, Inc. **	20.512855%
ALLTEL Communications Investments, Inc. *	17.021300%
Verizon Wireless (VAW) LLC *	10.038190%
San Antonio MTA, L.P. *	11.914800%

*San Antonio MTA, L.P, (“General Partner”), Verizon Wireless (VAW), LLC and ALLTEL Communications Investments, Inc. are wholly-owned subsidiaries of Cellco.

** Consolidated Communications Enterprise Services, Inc. (CCES) is a wholly-owned subsidiary of Consolidated Communications Holdings, Inc.

2.SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of plant, property and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, accrued expenses and contingencies.

Revenue recognition – The Partnership offers products and services to customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns service revenue primarily by providing access to and usage of its network as well as the sale of equipment. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the revenue is recorded gross at the time of the sale.

Under the Verizon device payment program (formerly known as Verizon Edge), eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Certain devices are subject to promotions that allow customers to upgrade to a new device after paying down the minimum percentage of the device installment plan and trading in their device. When a customer has the right to upgrade to a new device by paying down the minimum percentage of the device installment plan and trading in their device, this trade-in right is accounted for as a guarantee liability. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining consideration is recorded as equipment revenue. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device.

In multiple element arrangements that bundle devices and monthly wireless service, revenue is allocated to each unit of accounting using a relative selling price method. At the inception of the arrangement, the amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of the monthly wireless service (the noncontingent amount). The Partnership effectively recognizes revenue on the delivered device at the lesser of the amount allocated based on the relative selling price of the device or the noncontingent amount owed when the device is sold.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third party carriers associated with those customers are based on agreements with such carriers. The roaming rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are calculated in accordance with the Partnership Agreement and are a reasonable method of allocating such costs.

Cost of roaming reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership. The roaming rates with third party carriers are based on agreements with such carriers. The roaming rates charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis. Inventory is wholly owned by Cellco and is not recorded in the financial statements of the Partnership.

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of services as these costs are incurred.

Advertising costs – Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred. The Partnership incurred $1,715, $1,966 and $1,682 (unaudited) in advertising costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Comprehensive income –  Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income taxes – The Partnership is treated as a pass through entity for income tax purposes and, therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files federal and state tax returns. The 2012 through 2015 tax years for the Partnership remain subject to examination by the Internal Revenue Service and state tax jurisdiction. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by taxing authorities.

Due to/from affiliate – Due to/from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, investing and financing activities of the Partnership. As such, the change in due to/from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income is based on the Applicable Federal Rate which was approximately 0.5%, 0.3% and 0.2% for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 4.8%, 5.0% and 7.4% for the years ended December 31, 2015, 2014 and 2013, respectively to the outstanding due to/from affiliate balance. Included in interest (expense) income, net is $177, $25 and $33 (unaudited) for the years ended December 31, 2015, 2014 and 2013, respectively, related to due to/from affiliate. Interest expense of $1,306 was incurred during the year ended December 31, 2015.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded in the financial statements at cost net of allowance for credit losses. The Partnership maintains allowances for uncollectible accounts receivable, including device installment plan receivables, for estimated losses resulting from the failure or inability of customers to make required payments. Similar to traditional service revenue accounting treatment, the device installment plan bad debt expense is recorded based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. Due to the device installment plan being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts with device installment plan receivables and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment – Property, plant and equipment is recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts, and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Impairment – All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were to become present, the Partnership would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The Partnership reevaluates the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses – A significant portion of intangible assets are wireless licenses that provide wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. The Partnership aggregates wireless licenses into one single unit of accounting, as they are utilized on an integrated basis. In addition, Cellco maintains wireless licenses that provide the Partnership wireless spectrum with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, the Partnership determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is reevaluated each year to determine whether events and circumstances continue to support an indefinite useful life.

Cellco and the Partnership test the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. The most recent quantitative assessment of wireless licenses at Cellco occurred in 2015. Cellco’s quantitative assessment consisted of comparing the estimated fair value of wireless licenses to the aggregated carrying amount as of the test date. The Partnership performs a qualitative assessment to determine whether it is more likely than not that the fair value of wireless licenses was less than the carrying amount. Using the quantitative assessment, the licenses were evaluated on an aggregate basis using the Greenfield approach. The Greenfield approach is an income based valuation approach that values the wireless licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the wireless licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the licenses, an impairment is recognized. In 2014 Cellco performed a qualitative assessment to determine whether it is more likely than not that the fair value of the wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco, as well as other factors

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses (see note 4). The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2015 and 2014. These evaluations resulted in no impairment of wireless licenses.

Financial instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Fair value measurements –  Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Recent accounting standards – In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, it is expected that the allocation and timing of the Partnership’s revenue recognition will be impacted. In August 2015, an accounting standard update was issued that delays the effective date of this standard update until the first quarter of 2018. Companies are permitted to early adopt the standard update in the first quarter of 2017.

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. Both adoption methods are currently being evaluated by management as well as the impact that this standard update will have on the financial statements.

Reclassifications –The Partnership reclassified certain prior year amounts to conform to the current year presentation.

Subsequent events – Events subsequent to December 31, 2015 have been evaluated through February 26, 2016, the date the financial statements were issued.

3.WIRELESS DEVICE INSTALLMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their installment charge is included in their standard wireless monthly bill. The following table displays device installment plan receivables, net, that are recognized in the accompanying balance sheets:

	At December 31, 2015	At December 31, 2014
Device installment plan receivables, gross	$5,488	$1,890
Unamortized imputed interest	(230)	(80)
Device installment plan receivables, net of unamortized imputed interest	5,258	1,810
Allowance for credit losses	(254)	(33)
Device installment plan receivables, net	$5,004	$1,777

Classified on the balance sheets:
Accounts receivable, net	$3,080	$1,191
Other assets	1,924	586
Device installment plan receivables, net	$5,004	$1,777

At the time of sale, the Partnership imputes risk adjusted interest on the device installment plan receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Interest income, net on the statement of income and comprehensive income, is recognized over the financed installment term.

The Partnership assesses’ collectability of device installment plan receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. The credit quality of a customer and the determination of eligibility for the device payment program is measured based on custom, empirical, risk models. Based upon the risk assessed by the models, a customer may be required to provide a down payment to enter into the program and may be subject to lower limits on the total amount financed. The down payment will vary in accordance with the risk assessed. The risk assessments are updated monthly based on payment trends and other qualitative factors in order to monitor the overall quality of receivables. The credit quality of customers was consistent throughout the periods presented.

Activity in the allowance for credit losses for the device installment plan receivables was as follows:

Balance at January 1, 2015	$33
Bad debt expenses	374
Write-offs	(155)
Other	2
Balance at December 31, 2015	$254

Customers entering into device installment agreements prior to May 31, 2015, have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payments and trading in their device. Generally, customers entering into device installment agreements on or after June 1, 2015 are required to repay all amounts due under their device installment agreement before being eligible to upgrade their device. However, certain devices are subject to promotions that allow customers to upgrade to a new device after paying down the minimum percentage of their device installment plan and trading in their device. When a customer is eligible to upgrade to a new device, a guarantee liability is recorded in accordance with accounting policy. The current portion of gross guarantee liability related to this program, which was $149 at December 31, 2015 and $279 at December 31, 2014, was primarily included in Advance billings and other on our balance sheets.  The long term portion of gross guarantee liability related to this program, which was not material at December 31, 2015 and $41 at

December 31, 2014, was primarily included in Other liabilities on the accompanying balance sheets.

4.WIRELESS LICENSES

On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Cellco participated in that auction and was the high bidder on the license covering the Partnership service area. The licenses were deemed to be right to use assets and were allocated and recorded by the Partnership as wireless licenses. The cash payment made by the Partnership of $441 is classified within Acquisitions of wireless licenses on the statement of cash flows for the year ended December 31, 2015.

5.PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2015 and 2014:

	2015	2014
Buildings and improvements (20-45 years)	$27,956	$27,618
Wireless plant and equipment (3-50 years)	96,011	94,390
Furniture, fixtures and equipment (2-10 years)	296	294
Leasehold improvements (5 years)	7,146	6,898
	131,409	129,200
Less: accumulated depreciation	(74,229)	(64,006)
Property, plant and equipment, net	$57,180	$65,194

Capitalized network engineering costs of $233 and $991 were recorded during the years ended December 31, 2015 and 2014, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $806 and $1,143 as of December 31, 2015 and 2014, respectively. Depreciation expense of $11,346, $11,871 and $10,126 (unaudited) was incurred during the years ended December 31, 2015, 2014 and 2013.

6.TOWER MONETIZATION TRANSACTIONS

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC), giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands). Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. There is subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 102 towers to ATC for an upfront payment of $43,786. The upfront payments, is accounted for as deferred rent and as a financing obligation. The $19,709 accounted for as deferred rent is included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 29 years. The $24,077 accounted for as a financing obligation is included in cash flows provided by financing activities and relates to the portion of the towers that is to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC for $1.9 per month per site, with annual increases of 2 percent. During the year ended December 31, 2015, the Partnership made $1,938 of sublease payments to ATC, which is recorded as Repayments of financing obligation.

At December 31, 2015 and 2014, the balance of deferred rent was $19,184 and $0, respectively. At December 31, 2015 and 2014, the balance of the financing obligation was $23,842 and $0, respectively.

7.CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2015 and 2014:

	2015	2014

Accounts payable	$1,954	$1,510
Non-income based taxes and regulatory fees	789	771
Texas margin tax payable	233	470
Accrued commissions	919	891
Accounts payable and accrued liabilities	$3,895	$3,642

Advance billings and other consist of the following as of December 31, 2015 and 2014:

	2015	2014

Advance billings	$1,617	$1,707
Customer deposits	82	92
Guarantee liability	149	279
Advance billings and other	$1,848	$2,078

8.TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses (see Note 2), substantially all of service revenues, equipment revenues, and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership;

(2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; and 3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant.

Service revenues - Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2015, 2014 and 2013 roaming revenues were $53,031, $47,483 and $45,548 (unaudited), respectively. Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment revenues - Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Other revenues - Other revenues include other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of service - Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets. For the years ended December 31, 2015, 2014 and 2013, roaming costs were $27,273, $24,116 and $20,123 (unaudited), respectively. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco. See Note 9 for further information regarding this arrangement.

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

Property, plant and equipment - Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

Wireless Licenses – Wireless licenses include right to use assets that were allocated by Cellco and recorded by the Partnership in exchange for a $441 payment (see Note 4).

9.COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2015, 2014 and 2013, the Partnership incurred a total of $5,010, $3,803 and $3,545 (unaudited) respectively, as rent expense related to these operating leases, which was included in Cost of service and in the accompanying statements of income and comprehensive income. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring for the years shown are as follows:

Years	Amount
2016	$3,335
2017	3,397
2018	3,429
2019	3,417
2020	2,941
2021 and thereafter	12,581

Total minimum payments	$29,100

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Texas #17 rural service area. Total rent expense under these leases amounted to $817, $817 and $422 (unaudited) in 2015, 2014 and 2013, respectively, which is included in Cost of service in the accompanying statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2015, future spectrum lease obligations are expected to be as follows:

Years	Amount
2016	$817
2017	817
2018	817
2019	644
2020	471
2021 and thereafter	5,469

Total minimum payments	$9,035

The General Partner currently expects that the renewal option in the leases will be exercised.

10.CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material to the Partnership. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2015 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. The Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

11.RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2015	$666	$1,546	$(1,521)	$691
2014	693	1,421	(1,448)	666
2013 (Unaudited)	419	1,549	(1,275)	693

******