Form 10-Q
period 2016-03-31
Consolidated Communications Holdings, Inc.
filed 2016-05-06
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes                No   X

On April 29, 2016, the registrant had 50,654,989 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended March 31,
	2016	2015

Net revenues	$188,846	$192,578

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	79,720	79,892
Selling, general and administrative expenses	40,676	42,385
Depreciation and amortization	44,140	43,556
Income from operations	24,310	26,745

Other income (expense):
Interest expense, net of interest income	(18,646)	(20,674)
Investment income	7,197	6,441
Other, net	14	(57)
Income before income taxes	12,875	12,455

Income tax expense	4,973	4,626

Net income	7,902	7,829
Less: net income attributable to noncontrolling interest	53	19
Net income attributable to common shareholders	$7,849	$7,810

Net income per basic and diluted common shares attributable to common shareholders	$0.15	$0.15

Dividends declared per common share	$0.39	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; Amounts in thousands)

	Quarter Ended March 31,
	2016	2015

Net income	$7,902	$7,829
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service credit to earnings, net of tax	679	402
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(430)	(565)
Reclassification of realized loss to earnings, net of tax	149	262
Comprehensive income	8,300	7,928
Less: comprehensive income attributable to noncontrolling interest	53	19
Total comprehensive income attributable to common shareholders	$8,247	$7,909

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$24,461	$15,878
Accounts receivable, net of allowance for doubtful accounts	63,477	68,848
Income tax receivable	18,760	23,867
Prepaid expenses and other current assets	21,109	17,815
Total current assets	127,807	126,408

Property, plant and equipment, net	1,081,323	1,093,261
Investments	106,002	105,543
Goodwill	764,630	764,630
Other intangible assets	40,260	43,497
Other assets	6,059	5,187
Total assets	$2,126,081	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,854	$12,576
Advance billings and customer deposits	27,955	27,616
Dividends payable	19,623	19,551
Accrued compensation	17,414	21,883
Accrued interest	17,496	9,353
Accrued expense	40,598	42,384
Current portion of long-term debt and capital lease obligations	11,016	10,937
Total current liabilities	144,956	144,300

Long-term debt and capital lease obligations	1,375,945	1,377,892
Deferred income taxes	236,786	236,529
Pension and other postretirement obligations	111,545	112,966
Other long-term liabilities	16,567	16,140
Total liabilities	1,885,799	1,887,827

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,654,989 and 50,470,096 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	506	505
Additional paid-in capital	269,988	281,738
Retained earnings (deficit)	—	(881)
Accumulated other comprehensive loss, net	(35,301)	(35,699)
Noncontrolling interest	5,089	5,036
Total shareholders’ equity	240,282	250,699
Total liabilities and shareholders’ equity	$2,126,081	$2,138,526

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended March 31,
	2016	2015

Net cash provided by operating activities	$59,541	$52,404

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(28,688)	(32,552)
Proceeds from sale of assets	14	29
Net cash used in investing activities	(28,674)	(32,523)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	20,000
Payment of capital lease obligation	(387)	(222)
Payment on long-term debt	(2,275)	(17,275)
Share repurchases for minimum tax withholding	(71)	(214)
Dividends on common stock	(19,551)	(19,510)
Net cash used in financing activities	(22,284)	(17,221)
Increase in cash and cash equivalents	8,583	2,660
Cash and cash equivalents at beginning of period	15,878	6,679
Cash and cash equivalents at end of period	$24,461	$9,339

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

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud services, data center and managed services, directory publishing and equipment sales.  As of March 31, 2016, we had approximately 478 thousand voice connections, 460 thousand data connections and 114 thousand video connections.

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of income, comprehensive income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2015 Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies various aspects of accounting for share-based payment arrangements including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In February 2016, FASB issued the Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2016, we adopted Accounting Standards Update No. 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that the acquiring company in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. The adoption of this standard did not have any impact on our condensed consolidated financial statements and related disclosures.

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

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new, globally applicable converged guidance concerning the recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued the Accounting Standards Update No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, the new guidance in ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017.  Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard.  In April 2016, FASB issued the Accounting Standards Update No. 2016-10 (“ASU 2016-10”), Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance relating to identifying performance obligations and determining the nature of an entity’s promise in granting a license to its intellectual property. In March 2016, FASB issued the Accounting Standards Update No. 2016-08 (“ASU 2016-08”), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The effective date and transition requirements for ASU 2016-10 and ASU 2016-08 are the same as the effective date and transition requirements for ASU 2014-09. We are currently evaluating the alternative methods of adoption and the effect this guidance will have on our condensed consolidated financial statements and related disclosures.

2.  SUBSEQUENT EVENTS

Acquisition

On April 18, 2016, we entered into a definitive agreement to acquire substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price consists of cash consideration of approximately $13.0 million, which will be paid from our existing cash resources.  The acquisition is subject to standard closing conditions, including regulatory approvals, and is expected to close in the third quarter of 2016.

Divestiture

On May 3, 2016, we entered into a definitive agreement to sell our rural ILEC business located in northwest Iowa (Consolidated Communications of Iowa Company, formerly Heartland Telecommunications) for approximately $22.5 million in cash, prior to certain contractual adjustments.  The transaction is expected to close in the third quarter of 2016 and is subject to customary closing conditions, including regulatory approvals.  At March 31, 2016, the carrying amount of the assets to be disposed of were classified as held and used and consisted primarily of property, plant and equipment of $20.7 million.  We are currently in the process of estimating the amount of goodwill to be allocated to the disposal group based on the relative fair values of the Iowa ILEC and the consolidated reporting unit as well as estimating the related loss on disposal.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
Net income	$7,902	$7,829
Less: net income attributable to noncontrolling interest	53	19
Income attributable to common shareholders before allocation of earnings to participating securities	7,849	7,810
Less: earnings allocated to participating securities	131	129
Net income attributable to common shareholders, after earnings allocated to participating securities	$7,718	$7,681

Weighted-average number of common shares outstanding	50,289	50,148

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.15	$0.15

Diluted earnings per common share attributable to common shareholders for the quarters ended March 31, 2016 and 2015 excludes 0.2 million and 0.3 million potential common shares, respectively, that could be issued under our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect.

4.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Cash surrender value of life insurance policies	$2,208	$2,149
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,138	7,971
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,919	18,099
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,267	6,167
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	26,870	26,557
Totals	$106,002	$105,543

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters ended March 31, 2016 or 2015 as no factors indicating impairment existed.  For the quarters ended March 31, 2016 and 2015, we received cash distributions from these partnerships totaling $2.8 million and $1.9 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended March 31, 2016 and 2015, we received cash distributions from these partnerships totaling $4.0 million and $5.2 million, respectively.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended
	March 31,
(In thousands)	2016	2015
Total revenues	$82,657	$86,731
Income from operations	25,470	26,895
Net income before taxes	25,063	26,990
Net income	25,063	26,990

	March 31,	December 31,
(In thousands)	2016	2015
Current assets	$61,446	$57,716
Non-current assets	94,011	96,197
Current liabilities	19,848	20,576
Non-current liabilities	52,306	52,414
Partnership equity	83,302	80,923

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements as of March 31, 2016 and December 31, 2015 were as follows:

		As of March 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(76)	$-	$(76)	$-
Long-term interest rate swap liabilities	(1,551)	-	(1,551)	-
Total	$(1,627)	$-	$(1,627)	$-

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(190)	$-	$(190)	$-
Long-term interest rate swap liabilities	(1,084)	-	(1,084)	-
Total	$(1,274)	$-	$(1,274)	$-

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016		As of December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$51,056	n/a	$50,823	n/a
Investments, at cost	$52,738	n/a	$52,571	n/a
Long-term debt, excluding capital leases	$1,391,591	$1,331,412	$1,393,567	$1,312,383

Cost & Equity Method Investments

Our investments as of March 31, 2016 and December 31, 2015 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Senior secured credit facility:
Term loan 4, net of discount of $3,185 and $3,340 at March 31, 2016 and December 31, 2015, respectively	$886,340	$888,460
Revolving loan	10,000	10,000
6.50% Senior notes due 2022, net of discount of $4,749 and $4,893 at March 31, 2016 and December 31, 2015, respectively	495,251	495,107
Capital leases	7,193	7,580
	1,398,784	1,401,147
Less: current portion of long-term debt and capital leases	(11,016)	(10,937)
Less: deferred debt issuance costs	(11,823)	(12,318)
Total long-term debt	$1,375,945	$1,377,892

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The Credit Agreement also includes an incremental term loan facility which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million and has an interest rate of  LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio as of March 31, 2016, the borrowing margin for the next three month period ending June 30, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2016 and December 31, 2015, borrowings of $10.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31,

2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of March 31, 2016, $63.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% as of March 31, 2016 and December 31, 2015.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2016, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2016, and including the $19.6 million dividend declared in February 2016 and paid on May 2, 2016, we had $255.0 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2016, our total net leverage ratio under the Credit Agreement was 4.21:1.00, and our interest coverage ratio was 4.20:1.00.

Senior Notes

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on September 18, 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $4.5 million incurred in connection with the issuance of the New Notes are being amortized using the effective interest method over the term of the notes.

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year. Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

During the quarter ended September 30, 2015, we completed an exchange offer to register all of the Senior Notes under the Securities Act of 1933 (“Securities Act”).  The terms of the registered Senior Notes are substantially identical to those of the Senior Notes prior to the exchange, except that the Senior Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the Senior Notes no longer apply to the registered

Senior Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2016, this ratio was 4.38:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $272.7 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2016 and paid on May 2, 2016, there was $377.6 million of the $650.3 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2016.  As of March 31, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2016 and 2021.  As of March 31, 2016, the present value of the minimum remaining lease commitments was approximately $7.2 million, of which $1.9 million was due and payable within the next twelve months. The leases require total remaining rental payments of $8.8 million as of March 31, 2016, of which $4.5 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of March 31, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$200,000	Other long-term liabilities	$(1,551)

De-designated Hedges:
Fixed to 1-month floating LIBOR (with floor)	$50,000	Accrued expense	(76)
Total Fair Values			$(1,627)

The following interest rate swaps were outstanding as of December 31, 2015:

	Notional
(In thousands)	Amount	2015 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other long-term liabilities	$(1,084)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Accrued expense	(80)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Accrued expense	(110)
Total Fair Values			$(1,274)

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

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  The interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the quarters ended March 31, 2016 and 2015, a gain of $0.1 million and $0.2 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

As of March 31, 2016 and December 31, 2015, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.5 million and $1.1 million, respectively.  The estimated amount of losses included in AOCI as of March 31, 2016 that will be recognized in earnings in the next twelve months is approximately $1.0 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2016	2015
Loss recognized in AOCI, pretax	$(700)	$(917)
Deferred losses reclassified from AOCI to interest expense	$(243)	$(426)

8.  EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2016 and 2015:

	Quarter Ended
	March 31,
(In thousands)	2016	2015
Restricted stock	$561	$487
Performance shares	331	326
Total	$892	$813

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

As of March 31, 2016, total unrecognized compensation costs related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $7.5 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the quarter ended March 31, 2016:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2016	99,360	$19.40	83,224	$18.75
Shares granted	100,040	$23.95	94,066	$20.86
Shares vested	(6,974)	$21.31	(2,104)	$19.11
Shares forfeited, cancelled or retired	(2,067)	$19.74	(4,112)	$19.81
Non-vested shares outstanding - March 31, 2016	190,359	$21.72	171,074	$19.88

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the quarter ended March 31, 2016:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2015	$(35,025)	$(674)	$(35,699)
Other comprehensive income before reclassifications	—	(430)	(430)
Amounts reclassified from accumulated other comprehensive loss	679	149	828
Net current period other comprehensive income	679	(281)	398
Balance at March 31, 2016	$(34,346)	$(955)	$(35,301)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2016	2015	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$244	$224	(a)
Actuarial loss	(1,355)	(884)	(a)
	(1,111)	(660)	Total before tax
	432	258	Tax benefit
	$(679)	$(402)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(243)	$(426)	Interest expense
	94	164	Tax benefit
	$(149)	$(262)	Net of tax

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters ended March 31, 2016 and 2015:

	Quarter Ended
	March 31,
(In thousands)	2016	2015
Service cost	$86	$129
Interest cost	4,073	3,932
Expected return on plan assets	(5,159)	(5,844)
Net amortization loss	1,355	954
Net prior service credit amortization	(114)	(114)
Net periodic pension cost (benefit)	$241	$(943)

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended March 31, 2016 and 2015.  The net present value of the remaining obligations was approximately $2.0 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income in the quarter ended March 31, 2016. We did not recognize any life insurance proceeds during the quarter ended March 31, 2015.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.2 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of the net periodic cost for our post-retirement benefit plans for the quarters ended March 31, 2016 and 2015:

	Quarter Ended
	March 31,
(In thousands)	2016	2015
Service cost	$150	$148
Interest cost	505	414
Expected return on plan assets	(37)	(58)
Net amortization gain	—	(70)
Net prior service credit amortization	(130)	(110)
Net periodic postretirement benefit cost	$488	$324

Contributions

We expect to contribute approximately $0.3 million to our Supplemental Plans and $3.6 million to our Post‑retirement Plans in 2016.  We do not expect to contribute to the Retirement Plan in 2016.  As of March 31, 2016, we have contributed $0.1 million and $0.9 million of the annual contribution to the Supplemental Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

There have been no changes to our unrecognized tax benefits as reported as of December 31, 2015.  As of March 31, 2016 and December 31, 2015, the amount of unrecognized tax benefits was $0.1 million. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective tax rate is less than $0.1 million. We do not expect any material changes in our unrecognized tax benefits during the remainder of 2016.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2016, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2014. The periods subject to examination for our state returns are years 2011 through 2014. We are not currently under examination by federal or state taxing authorities.

Our effective tax rate was 38.6% and 37.1% for the quarters ended March 31, 2016 and 2015, respectively. The effective tax rate differed from the federal and state statutory rates primarily due to non-deductible expenses and differences in allocable income for our state tax filings.

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

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and we filed our response on January 18, 2016. The Pennsylvania Superior Court will hold oral argument on May 17, 2016. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 is approximately $4.1 million.  Appeals of cases for the audits in calendar years 2008 through 2010 have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above.  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  Appeals of cases for the audits in calendar years 2008, 2009 and the original 2010 audit have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above. The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2013, for which we have filed or plan to file appeals, continue to lack merit. However, in light of the Supreme Court of Pennsylvania’s decision, we have accrued $1.4 million and $1.2 million for our CCES and CCPA subsidiaries, respectively. These accruals also include the Company’s best estimate of the potential 2014 and 2015 additional tax liabilities. We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, excluding Consolidated Communications of Illinois Company, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.

As such, we present condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2016 and 2015 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	March 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,578	$882	$1	$—	$24,461
Accounts receivable, net	—	—	56,763	6,801	(87)	63,477
Income taxes receivable	35,122	—	—	—	(16,362)	18,760
Prepaid expenses and other current assets	—	—	20,837	272	—	21,109
Total current assets	35,122	23,578	78,482	7,074	(16,449)	127,807

Property, plant and equipment, net	—	—	1,030,890	50,433	—	1,081,323

Intangibles and other assets:
Investments	—	8,338	97,664	—	—	106,002
Investments in subsidiaries	2,218,260	2,037,974	13,710	—	(4,269,944)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	31,173	9,087	—	40,260
Other assets	—	—	6,059	—	—	6,059
Total assets	$2,253,382	$2,069,890	$1,956,427	$132,775	$(4,286,393)	$2,126,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$87	$10,854	$—	$(87)	$10,854
Advance billings and customer deposits	—	—	26,368	1,587	—	27,955
Dividends payable	19,623	—	—	—	—	19,623
Accrued compensation	—	—	16,513	901	—	17,414
Accrued interest	—	17,231	265	—	—	17,496
Accrued expense	45	76	39,105	1,372	—	40,598
Income tax payable	—	5,635	8,350	2,377	(16,362)	—
Current portion of long term debt and capital lease obligations	—	9,100	1,820	96	—	11,016
Total current liabilities	19,668	32,129	103,275	6,333	(16,449)	144,956

Long-term debt and capital lease obligations	—	1,370,668	4,661	616	—	1,375,945
Advances due to/from affiliates, net	2,031,114	(1,553,304)	(399,147)	(78,663)	—	—
Deferred income taxes	(32,665)	586	245,953	22,912	—	236,786
Pension and postretirement benefit obligations	—	—	91,978	19,567	—	111,545
Other long-term liabilities	72	1,552	14,437	506	—	16,567
Total liabilities	2,018,189	(148,369)	61,157	(28,729)	(16,449)	1,885,799
Shareholders’ equity:
Common Stock	506	—	17,411	30,000	(47,411)	506
Other shareholders’ equity	234,687	2,218,259	1,872,770	131,504	(4,222,533)	234,687
Total Consolidated Communications Holdings, Inc. shareholders’ equity	235,193	2,218,259	1,890,181	161,504	(4,269,944)	235,193
Noncontrolling interest	—	—	5,089	—	—	5,089
Total shareholders’ equity	235,193	2,218,259	1,895,270	161,504	(4,269,944)	240,282
Total liabilities and shareholders’ equity	$2,253,382	$2,069,890	$1,956,427	$132,775	$(4,286,393)	$2,126,081

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,877	$7,629	$2,372	$—	$15,878
Accounts receivable, net	—	—	62,460	6,388	—	68,848
Income taxes receivable	23,390	—	352	125	—	23,867
Prepaid expenses and other current assets	—	—	17,456	359	—	17,815
Total current assets	23,390	5,877	87,897	9,244	—	126,408

Property, plant and equipment, net	—	—	1,043,594	49,667	—	1,093,261

Intangibles and other assets:
Investments	—	8,171	97,372	—	—	105,543
Investments in subsidiaries	2,189,142	2,018,472	13,567	—	(4,221,181)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	34,410	9,087	—	43,497
Other assets	—	—	5,187	—	—	5,187
Total assets	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$12,576	$—	$—	$12,576
Advance billings and customer deposits	—	—	26,023	1,593	—	27,616
Dividends payable	19,551	—	—	—	—	19,551
Accrued compensation	—	—	21,094	789	—	21,883
Accrued interest	136	9,084	133	—	—	9,353
Accrued expense	35	190	41,201	958	—	42,384
Current portion of long term debt and capital lease obligations	—	9,100	1,745	92	—	10,937
Total current liabilities	19,722	18,374	102,772	3,432	—	144,300

Long-term debt and capital lease obligations	—	1,372,149	5,101	642	—	1,377,892
Advances due to/from affiliates, net	1,979,788	(1,548,990)	(360,715)	(70,083)	—	—
Deferred income taxes	(32,641)	762	245,579	22,829	—	236,529
Pension and postretirement benefit obligations	—	—	93,097	19,869	—	112,966
Other long-term liabilities	—	1,084	14,540	516	—	16,140
Total liabilities	1,966,869	(156,621)	100,374	(22,795)	—	1,887,827
Shareholders’ equity:
Common Stock	505	—	17,411	30,000	(47,411)	505
Other shareholders’ equity	245,158	2,189,141	1,857,655	126,974	(4,173,770)	245,158
Total Consolidated Communications Holdings, Inc. shareholders’ equity	245,663	2,189,141	1,875,066	156,974	(4,221,181)	245,663
Noncontrolling interest	—	—	5,036	—	—	5,036
Total shareholders’ equity	245,663	2,189,141	1,880,102	156,974	(4,221,181)	250,699
Total liabilities and shareholders’ equity	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(23)	$177,255	$14,887	$(3,273)	$188,846
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	79,714	3,173	(3,167)	79,720
Selling, general and administrative expenses	896	—	36,600	3,286	(106)	40,676
Depreciation and amortization	—	—	41,861	2,279	—	44,140
Operating income (loss)	(896)	(23)	19,080	6,149	—	24,310
Other income (expense):
Interest expense, net of interest income	39	(18,435)	(248)	(2)	—	(18,646)
Intercompany interest income (expense)	(31,887)	33,824	(2,699)	762	—	—
Investment income	—	166	7,031	—	—	7,197
Equity in earnings of subsidiaries, net	28,719	18,822	142	—	(47,683)	—
Other, net	—	—	26	(12)	—	14
Income (loss) before income taxes	(4,025)	34,354	23,332	6,897	(47,683)	12,875
Income tax expense (benefit)	(11,874)	5,635	8,711	2,501	—	4,973
Net income (loss)	7,849	28,719	14,621	4,396	(47,683)	7,902
Less: net income attributable to noncontrolling interest	—	—	53	—	—	53
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,849	$28,719	$14,568	$4,396	$(47,683)	$7,849

Total comprehensive income (loss) attributable to common shareholders	$8,247	$29,117	$15,114	$4,529	$(48,760)	$8,247

	Quarter Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$15	$180,815	$15,167	$(3,419)	$192,578
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	80,198	2,948	(3,254)	79,892
Selling, general and administrative expenses	1,135	44	36,876	4,495	(165)	42,385
Depreciation and amortization	—	—	41,555	2,001	—	43,556
Operating income (loss)	(1,135)	(29)	22,186	5,723	—	26,745
Other income (expense):
Interest expense, net of interest income	(96)	(20,654)	81	(5)	—	(20,674)
Intercompany interest income (expense)	(38,024)	41,684	(4,367)	707	—	—
Investment income	—	326	6,115	—	—	6,441
Equity in earnings of subsidiaries, net	32,810	19,228	49	—	(52,087)	—
Other, net	—	—	(48)	(9)	—	(57)
Income (loss) before income taxes	(6,445)	40,555	24,016	6,416	(52,087)	12,455
Income tax expense (benefit)	(14,255)	7,745	8,806	2,330	—	4,626
Net income (loss)	7,810	32,810	15,210	4,086	(52,087)	7,829
Less: net income attributable to noncontrolling interest	—	—	19	—	—	19
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,810	$32,810	$15,191	$4,086	$(52,087)	$7,810

Total comprehensive income (loss) attributable to common shareholders	$7,909	$32,909	$15,502	$4,177	$(52,588)	$7,909

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(31,790)	$24,290	$58,162	$8,879	$59,541

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26,033)	(2,655)	(28,688)
Proceeds from sale of assets	—	—	7	7	14
Net cash used in investing activities	—	—	(26,026)	(2,648)	(28,674)

Cash flows from financing activities:
Payment of capital lease obligation	—	—	(365)	(22)	(387)
Payment on long-term debt	—	(2,275)	—	—	(2,275)
Share repurchases for minimum tax withholding	(71)	—	—	—	(71)
Dividends on common stock	(19,551)	—	—	—	(19,551)
Transactions with affiliates, net	51,412	(4,314)	(38,518)	(8,580)	—
Net cash provided by (used in) financing activities	31,790	(6,589)	(38,883)	(8,602)	(22,284)
Increase (decrease) in cash and cash equivalents	—	17,701	(6,747)	(2,371)	8,583
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$23,578	$882	$1	$24,461

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(38,103)	$31,474	$52,802	$6,231	$52,404

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(30,480)	(2,072)	(32,552)
Proceeds from sale of assets	—	—	29	—	29
Net cash used in investing activities	—	—	(30,451)	(2,072)	(32,523)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	20,000	—	—	20,000
Payment of capital lease obligation	—	—	(203)	(19)	(222)
Payment on long-term debt	—	(17,275)	—	—	(17,275)
Share repurchases for minimum tax withholding	(214)	—	—	—	(214)
Dividends on common stock	(19,510)	—	—	—	(19,510)
Transactions with affiliates, net	57,827	(35,863)	(19,242)	(2,722)	—
Net cash provided by (used in) financing activities	38,103	(33,138)	(19,445)	(2,741)	(17,221)
Increase (decrease) in cash and cash equivalents	—	(1,664)	2,906	1,418	2,660
Cash and cash equivalents at beginning of period	—	4,940	820	919	6,679
Cash and cash equivalents at end of period	$—	$3,276	$3,726	$2,337	$9,339

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2015 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2016 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Total operating revenues decreased $3.8 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a $1.3 million decrease in equipment sales and services revenue. Equipment sales and services are non-recurring and changes in revenues can be attributed to the timing and volume of customer sales, which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses. In addition, outside billing and support services revenue decreased $1.1 million as a result of the sale of our billing services company in late 2015.

The remainder of the decrease in total operating revenues was due to an anticipated industry wide trend of a decline in consumer voice services, access lines and related network access.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Total voice connections decreased

4% as of March 31, 2016 compared to the same period in 2015.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

The decrease in our total operating revenues during the first quarter of 2016 was offset in part by growth in commercial services, broadband services and total data connections. We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers. We expect our broadband services revenue to continue to grow as consumer and commercial demands for data-based services increase. We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we recently launched a suite of cloud services and an enhanced hosted voice product, which increases efficiency and reduces IT costs for our customers and enables greater scalability and reliability for businesses. We anticipate future momentum in new commercial services as these new products gain traction.

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services. Data demands continue to increase as a result of consumer trends toward increased Internet usage and our enhanced product and service offerings, such as our progressively increasing consumer data speeds.  We introduced data speeds of up to 1 Gbps to approximately 20,000 of our fiber-to-the-home customers in our Kansas market and a limited portion of our Pennsylvania market in December 2014 and in our Texas market in the first quarter of 2015, with our California market to follow in 2016.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability.  As of March 31, 2016, approximately 29% of the homes in the areas we serve subscribe to our data service.  Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speeds resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Total video connections decreased 7% as of March 31, 2016 compared to the same period in 2015.  However, during the quarter ended March 31, 2016, the decrease in video revenue as a result of the decline in video connections was mitigated by price increases implemented in 2016.  We believe the trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

As discussed in the “Regulatory Matters” section below, our operating revenues are also impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies revenue we receive.  A number of proceedings and recent orders relate to universal service reform, intercarrier compensation and network access charges.  There are various ongoing legal challenges to the orders that have been issued.  As a result, it is not yet possible to fully determine the impact of the regulatory changes on our operations.

Significant Recent Developments

Acquisition

On April 18, 2016, we entered into a definitive agreement to acquire substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price consists of cash consideration of approximately $13.0 million, which will be paid from our existing cash resources.  The acquisition is subject to standard closing conditions, including regulatory approvals, and is expected to close in third quarter of 2016.

Divestiture

On May 3, 2016, we entered into a definitive agreement to sell our rural ILEC business located in northwest Iowa (Consolidated Communications of Iowa Company, formerly Heartland Telecommunications) for approximately $22.5 million in cash, prior to certain contractual adjustments.  The transaction is expected to close in the third quarter of 2016 and is subject to customary closing conditions, including regulatory approvals.  At March 31, 2016, the carrying amount of the assets to be disposed of were classified as held and used and consisted primarily of property, plant and equipment of $20.7 million.  We are currently in the process of estimating the amount of goodwill to be allocated to the disposal group based on the relative fair values of the Iowa ILEC and the consolidated reporting unit as well as estimating the related loss on disposal.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2016 and 2015.

Financial Data

	Quarter Ended March 31,

(In millions, except for percentages)	2016	2015	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$49.1	$46.1	$3.0	7%
Voice services	25.0	26.1	(1.1)	(4)
Other	2.6	2.6	—	—
	76.7	74.8	1.9	3
Consumer:
Broadband (VoIP, data and video)	54.6	53.7	0.9	2
Voice services	14.5	15.6	(1.1)	(7)
	69.1	69.3	(0.2)	(0)
Equipment sales and service	9.6	10.9	(1.3)	(12)
Subsidies	13.1	14.4	(1.3)	(9)
Network access	16.8	18.3	(1.5)	(8)
Other products and services	3.5	4.9	(1.4)	(29)
Total operating revenues	188.8	192.6	(3.8)	(2)

Operating Expenses
Cost of services and products	79.7	79.9	(0.2)	(0)
Selling, general and administrative costs	40.7	42.4	(1.7)	(4)
Depreciation and amortization	44.1	43.6	0.5	1
Total operating expenses	164.5	165.9	(1.4)	(1)
Income from operations	24.3	26.7	(2.4)	(9)
Interest expense, net	(18.6)	(20.7)	2.1	10
Other income	7.2	6.4	0.8	13
Income tax expense	5.0	4.6	0.4	9
Net income	7.9	7.8	0.1	1
Net income attributable to noncontrolling interest	0.1	—	0.1	100
Net income attributable to common shareholders	$7.8	$7.8	$(0.0)	(0)

Adjusted EBITDA (1)	$78.6	$79.7	$(1.1)	(1)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2016	2015	Change	% Change
Consumer customers	265,428	274,484	(9,056)	(3)%

Voice connections	478,035	498,121	(20,086)	(4)
Data connections	459,597	446,621	12,976	3
Video connections	114,485	123,208	(8,723)	(7)
Total connections	1,052,117	1,067,950	(15,833)	(1)%

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

Data and transport services revenues increased $3.0 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to growth in data and video connections and a continued increase in VoIP, internet access and Metro Ethernet revenues.  Fiber transport and cellular backhaul revenues also increased as network bandwidth demand for wireless data continues to escalate and as a result of a one-time early termination fee in 2016.

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

Voice services revenues decreased $1.1 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a 4% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP, data and video products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.

Broadband services revenues increased $0.9 million during the quarter ended March 31, 2016 compared to the same period in 2015, despite a 2% decline in data connections and a 9% decline in video connections, primarily due to price increases for data and video services in 2016.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $1.1 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a 10% decline in voice connections.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

We are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offer network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involves multiple deliverables, revenues are allocated to each respective element based on relative selling price.  Equipment sales and service revenues decreased $1.3 million during the quarter ended March 31, 2016 compared to the same period in 2015.  Equipment sales and services are non-recurring and changes in revenues can be attributed to the timing and volume of customer sales, which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies revenues decreased $1.3 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to the transition to Connect America Fund (“CAF”) Phase II funding and a decrease in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $1.5 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a decline in special access revenues as a result of a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenue decreased $1.4 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a decline in outside billing and support services revenue of $1.1 million as a result of the sale of our billing services company in late 2015.  The remainder of the decrease in other products and services revenues was due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $0.2 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a reduction in costs of goods sold related to a decline in equipment sales, which can fluctuate each quarter as discussed above.  Video programming costs decreased as a result of a 7% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Network access costs also increased due to growth in carrier and wireless backhaul services.  The change in cost of services and products was also impacted by an increase in pension expense in the current year.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $1.7 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a decline in employee-related costs from a reduction in headcount as part of the Company's continuing cost saving initiatives. Restructuring costs also declined due to severance and other integration costs incurred in 2015 related to recent acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million during the quarter ended March 31, 2016 compared to the same period in 2015, primarily due to ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services, which were offset in part by certain circuit equipment and outside plant becoming fully depreciated during 2016.

Reclassifications

Certain amounts in our 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation, which consisted primarily of the reclassification of certain operating revenues from network access to commercial and carrier.  The change in the classification of these revenues had no impact to total operating revenues as previously reported.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs decreased $1.3 million during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to the transition to CAF Phase II funding and a decrease in state funding support for our Texas ILEC.

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

An order adopted by the FCC in 2011 (the “Order”) will significantly impact the amount of support revenue we receive from the USF, CAF and ICC. The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, we estimate that our network access revenue for 2016 will be reduced by as much as approximately $1.9 million.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding. For companies that accepted the CAF Phase II funding, there is a three year transition period in instances in which their CAF Phase I funding exceeds the CAF Phase II funding. If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations. We accepted the CAF Phase II funding in August 2015. The annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding was received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I. The acceptance of funding at the lower level will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year.

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

In September 2011, the Texas state legislature passed Senate Bill No. 980/House Bill No. 2603 which, among other things, mandated the PUCT to review the USF and issue recommendations by January 1, 2013 with the intent to effectively reduce the size of the USF.  This would be accomplished by implementing an urban floor to offset state funding reductions with a phase-in period of four years.  The PUCT recommended that (i) frozen line counts be lifted effective September 1, 2013 and (ii) rural and urban local rate benchmarks be developed.  The large company fund review was completed in September 2012 and the PUCT addressed the small fund participants in Docket 41097 Rate Rebalancing (“Docket 41097”), as discussed below.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $2.1 million during the quarter ended March 31, 2016 compared to the same periods in 2015 primarily due to a reduction in the interest rate for our outstanding senior notes.  In June 2015, we issued an additional $300.0 million in 6.50% Senior Notes due 2022, which were used, in part, to redeem the then-remaining amount of our outstanding 10.875% Senior Notes due 2020.  Interest expense was also reduced in 2016 from a decline in outstanding debt under our revolving credit facility as well as a decrease in interest expense related to our interest rate swap agreements.

Investment income increased $0.8 million during the quarter ended March 31, 2016 compared to the same periods in 2015, primarily due to an other-than-temporary impairment loss of $0.8 million recognized during the quarter ended March 31, 2015 as a result of the sale of our equity interest in Central Valley Independent Network, LLC in 2015.

Income Taxes

Income taxes increased $0.4 million during the quarter ended March 31, 2016 compared to the same period in 2015. Our effective tax rate was 38.6% and 37.1% for the quarters ended March 31, 2016 and 2015, respectively. The effective tax rate differed from the federal and state statutory rates primarily due to non-deductible expenses and differences in allocable income for our state tax filings.

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

The following table is a reconciliation of net cash provided by operating activities to adjusted EBITDA for the quarters ended March 31, 2016 and 2015:

	Quarter Ended
	March 31,
(In thousands, unaudited)	2016	2015
Net cash provided by operating activities	$59,541	$52,404
Adjustments:
Non-cash, stock-based compensation	(892)	(813)
Other adjustments, net	(445)	(1,987)
Changes in operating assets and liabilities	(6,162)	1,781
Interest expense, net	18,646	20,674
Income taxes	4,973	4,626
EBITDA	75,661	76,685

Adjustments to EBITDA:
Other, net (1)	(4,725)	(4,901)
Investment distributions (2)	6,796	7,079
Non-cash, stock-based compensation (3)	892	813
Adjusted EBITDA	$78,624	$79,676

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$59,541	$52,404
Investing activities	(28,674)	(32,523)
Financing activities	(22,284)	(17,221)
Increase in cash and cash equivalents	$8,583	$2,660

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $59.5 million during the three-month period ended March 31, 2016, an increase of $7.1 million compared to the same period in 2015.  Cash provided by operating activities increased primarily as a result of changes in working capital including a decrease in accounts receivable and payable related to the timing and volume of equipment sales.  The increase was also attributed to a reduction in cash contributions to our defined benefit pension plan of $2.0 million in 2016.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $28.7 million during the three-month period ended March 31, 2016 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $28.7 million during the three-month period ended March 31, 2016, a decrease of $3.9 million compared to the same period in 2015.  Capital expenditures for the remainder of 2016 are expected to be $95.0 million to $100.0 million, of which approximately 63% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2016 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”). The Credit Agreement consists of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The Credit Agreement also includes an incremental term loan facility which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020.  The Term 4 loan contains an original issuance discount of $4.6 million, which is being amortized over the term of the loan.  The Term 4 loan requires quarterly principal payments of $2.3 million and has an interest rate of London Interbank Offered Rate (“LIBOR”) plus 3.25% subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio as of March 31, 2016, the borrowing margin for the next three month period ending June 30, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  Interest is payable at least quarterly. As of March 31, 2016 and December 31, 2015, borrowings of $10.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31, 2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of March 31, 2016, $63.4 million was available for borrowing under the revolving credit facility.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2016, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2016, and including the $19.6 million dividend declared in February 2016 and paid on May 2, 2016, we had $255.0 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2016, our total net leverage ratio under the Credit Agreement was 4.21:1.00, and our interest coverage ratio was 4.20:1.00.

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on September 18, 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year. Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2016, this ratio was 4.38:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $272.7 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2016 and paid on May 2, 2016, there was $377.6 million of the $650.3 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2016.  As of March 31, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2016 and 2021.  As of March 31, 2016, the present value of the minimum remaining lease commitments was approximately $7.2 million, of which $1.9 million was due and payable within the next twelve months. The leases require total remaining rental payments of $8.8 million as of March 31, 2016, of which $4.5 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $19.6 million and $19.5 million in dividend payments to shareholders during the quarters ended March 31, 2016 and 2015, respectively.  In February 2016, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 2, 2016 to stockholders of record at the close of business on April 15, 2016.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2016	2015
Cash and cash equivalents	$24,461	$15,878
Working capital (deficit)	(17,149)	(17,892)
Current ratio	0.88	0.88

Our most significant uses of funds in the remainder of 2016 are expected to be for: (i) dividend payments of approximately $59.0 million; (ii) interest payments on our indebtedness of approximately $61.0 million and principal payments on debt of $6.8 million; and (iii) capital expenditures of between $95.0 million and $100.0 million. In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2016, we had approximately $3.9 million of these bonds outstanding.

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

The costs to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Pension Plan assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We estimate the long-term rate of return of Pension Plan assets will be 7.75%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

In 2016, we expect to make contributions totaling approximately $0.3 million to our non-qualified supplemental retirement plans and $3.6 million to our other post-retirement benefit plans, which represents a decline of $11.3 million from the total contributions made in 2015.  We do not expect to contribute to our qualified defined pension plans in 2016.  As of March 31, 2016, we have contributed $0.1 million and $0.9 million to our non-qualified supplemental retirement plans and our other post-retirement benefit plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information” for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services. Our annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding is greater than the CAF Phase I funding, the CAF Phase II funding was received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I. The acceptance of funding at the lower level will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.3 million during each of the quarters ended March 31, 2016 and 2015 compared to the same periods in the respective previous years. During the quarter ended March 31, 2016, we adjusted our network access revenue base used to estimate the future decline in network access revenue as a result of the Order. As such, our anticipated decline in network access revenue through 2018 was adjusted from $1.9 million, $4.8 million and $6.8 million in 2016, 2017 and 2018, respectively, to $1.9 million, $2.0 million and $1.9 million in 2016, 2017 and 2018, respectively.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2015 Annual Report on Form 10-K filed with the SEC.

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

As of March 31, 2016, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of March 31, 2016, LIBOR was below the 1.00% floor.  Based on our variable rate debt outstanding as of March 31, 2016, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $2.9 million and $0.1 million, respectively.

As of March 31, 2016, the fair value of our interest rate swap agreements amounted to a net liability of $1.6 million.  Pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $1.5 million as of March 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2016.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016.

Change in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and we filed our response on January 18, 2016. The Pennsylvania Superior Court will hold oral argument on May 17, 2016. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 is approximately $4.1 million.  Appeals of cases for the audits in calendar years 2008 through 2010 have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above.  The preliminary audit findings for the calendar years 2011 through 2013 were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

For the CCPA subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  Appeals of cases for the audits in calendar years 2008, 2009 and the original 2010 audit have been filed and received continuances pending the outcome of the Verizon Pennsylvania litigation described above. The preliminary audit findings for the calendar years 2011 through 2013, as well as the re-audit of 2010, were received on September 16, 2014.  We are awaiting invoices for each of these years, at which time we will prepare to file an appeal with the DOR.

We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2013, for which we have filed or plan to file appeals, continue to lack merit. However, in light of the Supreme Court of Pennsylvania’s decision, we have accrued $1.4 million and $1.2 million for our CCES and CCPA subsidiaries, respectively. These accruals also include the Company’s best estimate of the potential 2014 and 2015 additional tax liabilities. We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

ITEM 6.  EXHIBITS

4.1

Fourth Supplemental Indenture, dated as of January 1, 2016, among Consolidated Communications of Texas Company; Consolidated Communications of Fort Bend Company; Consolidated Communications Services Company; Consolidated Communications Enterprise Services, Inc.; Consolidated Communications of Pennsylvania Company, LLC; Consolidated Communications of California Company; Crystal Communications, Inc.; Enventis Telecom, Inc.; Consolidated Communications of Iowa Company; Consolidated Communications of Minnesota Company; Consolidated Communications of Mid-Comm. Company, IdeaOne Telecom, Inc.; SureWest TeleVideo.; the Company; Consolidated Communications, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 1, 2016).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 6, 2016	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)