Form 10-Q
period 2016-06-30
Consolidated Communications Holdings, Inc.
filed 2016-08-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes                No   X

On July 29, 2016, the registrant had 50,654,989 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenues	$186,871	$201,010	$375,717	$393,588

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	80,763	86,376	160,483	166,268
Selling, general and administrative expenses	39,053	43,308	79,729	85,693
Loss on impairment	610	—	610	—
Depreciation and amortization	43,491	43,651	87,631	87,207
Income from operations	22,954	27,675	47,264	54,420

Other income (expense):
Interest expense, net of interest income	(19,106)	(20,429)	(37,752)	(41,103)
Loss on extinguishment of debt	—	(41,242)	—	(41,242)
Investment income	8,704	9,004	15,901	15,445
Other, net	(72)	(40)	(58)	(97)
Income (loss) before income taxes	12,480	(25,032)	25,355	(12,577)

Income tax expense (benefit)	12,323	(9,104)	17,296	(4,478)

Net income (loss)	157	(15,928)	8,059	(8,099)
Less: net income attributable to noncontrolling interest	81	40	134	59
Net income (loss) attributable to common shareholders	$76	$(15,968)	$7,925	$(8,158)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$—	$(0.32)	$0.15	$(0.16)

Dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$157	$(15,928)	$8,059	$(8,099)
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service credit to earnings, net of tax	678	464	1,357	866
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(168)	(237)	(598)	(802)
Reclassification of realized loss to earnings, net of tax	158	229	307	491
Comprehensive income (loss)	825	(15,472)	9,125	(7,544)
Less: comprehensive income attributable to noncontrolling interest	81	40	134	59
Total comprehensive income (loss) attributable to common shareholders	$744	$(15,512)	$8,991	$(7,603)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$24,555	$15,878
Accounts receivable, net of allowance for doubtful accounts	64,524	68,848
Income tax receivable	13,959	23,867
Prepaid expenses and other current assets	21,922	17,815
Assets held for sale	28,689	—
Total current assets	153,649	126,408

Property, plant and equipment, net	1,062,181	1,093,261
Investments	106,931	105,543
Goodwill	756,373	764,630
Other intangible assets	37,023	43,497
Other assets	6,682	5,187
Total assets	$2,122,839	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,295	$12,576
Advance billings and customer deposits	26,921	27,616
Dividends payable	19,623	19,551
Accrued compensation	19,986	21,883
Accrued interest	9,405	9,353
Accrued expense	43,284	42,384
Current portion of long-term debt and capital lease obligations	13,171	10,937
Liabilities held for sale	7,746	—
Total current liabilities	157,431	144,300

Long-term debt and capital lease obligations	1,378,788	1,377,892
Deferred income taxes	237,363	236,529
Pension and other post-retirement obligations	110,325	112,966
Other long-term liabilities	16,544	16,140
Total liabilities	1,900,451	1,887,827

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,654,989 and 50,470,096 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	507	505
Additional paid-in capital	251,344	281,738
Retained earnings (deficit)	—	(881)
Accumulated other comprehensive loss, net	(34,633)	(35,699)
Noncontrolling interest	5,170	5,036
Total shareholders’ equity	222,388	250,699
Total liabilities and shareholders’ equity	$2,122,839	$2,138,526

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$115,505	$95,816

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(62,271)	(65,538)
Proceeds from sale of assets	50	57
Proceeds from sale of investments	—	846
Net cash used in investing activities	(62,221)	(64,635)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780
Proceeds from issuance of long-term debt	7,000	40,000
Payment of capital lease obligations	(812)	(444)
Payment on long-term debt	(11,550)	(59,550)
Redemption of senior notes	—	(261,874)
Payment of financing costs	—	(4,468)
Share repurchases for minimum tax withholding	(71)	(282)
Dividends on common stock	(39,174)	(39,076)
Net cash used in financing activities	(44,607)	(30,914)
Increase in cash and cash equivalents	8,677	267
Cash and cash equivalents at beginning of period	15,878	6,679
Cash and cash equivalents at end of period	$24,555	$6,946

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

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud services, data center and managed services, directory publishing and equipment sales.  As of June 30, 2016, we had approximately 471 thousand voice connections, 463 thousand data connections and 112 thousand video connections.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In March 2016, FASB issued the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies various aspects of accounting for share-based payment arrangements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

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

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new comprehensive guidance concerning the recognition and measurement of revenue. As a result, significant additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued the Accounting Standards Update No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, the new guidance in ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017.  Companies are allowed to transition using either the modified retrospective or full retrospective adoption method. If full retrospective adoption is chosen, three years of financial information must be presented in accordance with the new standard.  In 2016, the FASB issued additional accounting standards updates to clarify and provide implementation guidance related to ASU 2014-09. The effective date and transition requirements for the additional updates and implementation guidance are the same as the effective date and transition requirements for ASU 2014-09. We are currently evaluating the alternative methods of adoption and the effect this guidance will have on our condensed consolidated financial statements and related disclosures.

2.  ACQUISITION AND DIVESTITURE

Acquisition

On April 18, 2016, we entered into a definitive agreement to acquire substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The acquisition was completed on July 1, 2016.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of approximately $13.4 million, which was paid from our existing cash resources.  The preliminary fair value of the acquired assets and liabilities assumed consisted primarily of property, plant and equipment of $6.5 million, intangible assets of $1.1 million and working capital of $1.3 million.  Goodwill recognized from the acquisition is expected to be approximately $4.5 million and is not deductible for income tax purposes.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment.  We expect to finalize these valuations during the quarter ended December 31, 2016.

Divestiture

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of our non-core, rural ILEC business located in northwest Iowa, Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa, for approximately $22.5 million in cash, prior to certain contractual adjustments.  CCIC provides telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The transaction is expected to close in the third quarter of 2016 and is subject to customary closing conditions, including regulatory approvals.

At June 30, 2016, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$796
Property, plant and equipment	20,221
Goodwill	7,647
Other assets	25
Total assets	$28,689

Current liabilities	$352
Deferred taxes	7,373
Other long-term liabilities	21
Total liabilities	$7,746

In connection with the classification as assets held for sale, the carrying value of CCIC was reduced to its estimated fair value of approximately $20.9 million, which was determined based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy.  As a result, we recognized an impairment loss of $0.6 million during the quarter and six months ended June 30, 2016.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$157	$(15,928)	$8,059	$(8,099)
Less: net income attributable to noncontrolling interest	81	40	134	59
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	76	(15,968)	7,925	(8,158)
Less: earnings allocated to participating securities	131	—	262	—
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(55)	$(15,968)	$7,663	$(8,158)

Weighted-average number of common shares outstanding	50,294	50,175	50,291	50,161

Net income (loss) per common share attributable to common shareholders - basic and diluted	$—	$(0.32)	$0.15	$(0.16)

Diluted earnings (loss) per common share attributable to common shareholders for the quarter and six months ended June 30, 2016 exclude 0.4 million and 0.3 million potential common shares that could be issued under our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect. For each of the quarter and six months ended June 30, 2015, diluted earnings (loss) per common share attributable to common shareholders excluded 0.3 million potential common shares.

4.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Cash surrender value of life insurance policies	$2,217	$2,149
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,138	7,971
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,897	18,099
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,430	6,167
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,649	26,557
Totals	$106,931	$105,543

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters or six months ended June 30, 2016 or 2015 as no factors indicating impairment existed.  For the quarters ended June 30, 2016 and 2015, we received cash distributions from these partnerships totaling $3.8 million and $3.0 million, respectively. For the six months ended June 30, 2016 and 2015, we received cash distributions from these partnerships totaling $6.5 million and $4.9 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended June 30, 2016 and 2015, we received cash distributions from these partnerships totaling $4.0 million and $4.1 million, respectively. For the six months ended June 30, 2016 and 2015, we received cash distributions from these partnerships totaling $8.1 million and $9.3 million, respectively.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Total revenues	$81,885	$86,286	$164,542	$173,016
Income from operations	26,797	26,911	52,393	53,805
Net income before taxes	26,396	26,626	51,585	53,615
Net income	26,396	26,626	51,585	53,615

	June 30,	December 31,
(In thousands)	2016	2015
Current assets	$70,473	$57,716
Non-current assets	90,945	96,197
Current liabilities	19,211	20,576
Non-current liabilities	52,183	52,414
Partnership equity	90,024	80,923

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

Our interest rate swap liabilities measured at fair value on a recurring basis and subject to disclosure requirements as of June 30, 2016 and December 31, 2015 were as follows:

		As of June 30, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(39)	$-	$(39)	$-
Long-term interest rate swap liabilities	(1,568)	-	(1,568)	-
Total	$(1,607)	$-	$(1,607)	$-

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(190)	$-	$(190)	$-
Long-term interest rate swap liabilities	(1,084)	-	(1,084)	-
Total	$(1,274)	$-	$(1,274)	$-

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016		As of December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$51,976	n/a	$50,823	n/a
Investments, at cost	$52,738	n/a	$52,571	n/a
Long-term debt, excluding capital leases	$1,389,618	$1,338,973	$1,393,567	$1,312,383

Cost & Equity Method Investments

Our investments as of June 30, 2016 and December 31, 2015 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015
Senior secured credit facility:
Term loan 4, net of discount of $3,029 and $3,340 at June 30, 2016 and December 31, 2015, respectively	$884,221	$888,460
Revolving loan	10,000	10,000
6.50% Senior notes due 2022, net of discount of $4,602 and $4,893 at June 30, 2016 and December 31, 2015, respectively	495,397	495,107
Capital leases	13,662	7,580
	1,403,280	1,401,147
Less: current portion of long-term debt and capital leases	(13,171)	(10,937)
Less: deferred debt issuance costs	(11,321)	(12,318)
Total long-term debt	$1,378,788	$1,377,892

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio as of June 30, 2016, the borrowing margin for the next three month period ending September 30, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2016 and December 31, 2015, borrowings of $10.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of June 30, 2016, $63.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% as of June 30, 2016 and December 31, 2015.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2016, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of June 30, 2016, and including the $19.6 million dividend declared in May 2016 and paid on August 1, 2016, we had $258.5 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2016, our total net leverage ratio under the Credit Agreement was 4.22:1.00, and our interest coverage ratio was 4.25:1.00.

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

The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”).  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of June 30, 2016, this ratio was 4.41:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $292.3 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2016 and paid on August 1, 2016, there was $402.1 million of the $694.4 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of June 30, 2016.  As of June 30, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2016 and 2021.  As of June 30, 2016, the present value of the minimum remaining lease commitments was approximately $13.7 million, of which $4.1 million was due and payable within the next twelve months. The leases require total remaining rental payments of $15.8 million as of June 30, 2016, of which $3.9 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of June 30, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$200,000	Other long-term liabilities	$(1,568)

De-designated Hedges:
Fixed to 1-month floating LIBOR (with floor)	$50,000	Accrued expense	(39)
Total Fair Values			$(1,607)

The following interest rate swaps were outstanding as of December 31, 2015:

	Notional
(In thousands)	Amount	2015 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other long-term liabilities	$(1,084)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Accrued expense	(80)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Accrued expense	(110)
Total Fair Values			$(1,274)

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

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  The interest rate swap agreements mature on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  For the quarters ended June 30, 2016 and 2015, a gain of $0.1 million and $0.3 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.  For the six months ended June 30, 2016 and 2015, a gain of $0.2 million and $0.5 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

As of June 30, 2016 and December 31, 2015, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.6 million and $1.1 million, respectively.  The estimated amount of losses included in AOCI as of June 30, 2016 that will be recognized in earnings in the next twelve months is approximately $1.0 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Loss recognized in AOCI, pretax	$(273)	$(384)	$(973)	$(1,301)
Deferred losses reclassified from AOCI to interest expense	$(256)	$(370)	$(499)	$(796)

8.  EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Restricted stock	$511	$379	$1,072	$866
Performance shares	401	331	732	657
Total	$912	$710	$1,804	$1,523

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2016, total unrecognized compensation costs related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $6.0 million and will be recognized over a weighted-average period of approximately 1.4 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2016:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2016	99,360	$19.40	83,224	$18.75
Shares granted	100,040	$23.95	94,066	$20.86
Shares vested	(6,974)	$21.31	(2,104)	$19.11
Shares forfeited, cancelled or retired	(2,067)	$19.74	(4,112)	$19.81
Non-vested shares outstanding - June 30, 2016	190,359	$21.72	171,074	$19.88

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2016:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2015	$(35,025)	$(674)	$(35,699)
Other comprehensive income before reclassifications	—	(598)	(598)
Amounts reclassified from accumulated other comprehensive loss	1,357	307	1,664
Net current period other comprehensive income	1,357	(291)	1,066
Balance at June 30, 2016	$(33,668)	$(965)	$(34,633)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2016	2015	2016	2015	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$245	$123	$489	$347	(a)
Actuarial loss	(1,356)	(884)	(2,711)	(1,768)	(a)
	(1,111)	(761)	(2,222)	(1,421)	Total before tax
	433	297	865	555	Tax benefit
	$(678)	$(464)	$(1,357)	$(866)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(256)	$(370)	$(499)	$(796)	Interest expense
	98	141	192	305	Tax benefit
	$(158)	$(229)	$(307)	$(491)	Net of tax

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

We also have two non-qualified supplemental retirement plans (“Supplemental Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction of the amount that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans have previously been frozen so that no person is eligible to become a new participant.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$86	$129	$172	$258
Interest cost	4,073	3,931	8,146	7,863
Expected return on plan assets	(5,159)	(5,843)	(10,318)	(11,687)
Net amortization loss	1,356	954	2,711	1,908
Net prior service credit amortization	(115)	(114)	(229)	(228)
Net periodic pension cost (benefit)	$241	$(943)	$482	$(1,886)

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended June 30, 2016 and 2015 and $0.2 million for each of the six-month periods ended June 30, 2016 and 2015, respectively.  The net present value of the remaining obligations was approximately $2.0 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income during the six-month period ended June 30, 2016. We did not recognize any life insurance proceeds during the quarter or six-month period ended June 30, 2015.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.2 million and $2.1 million as of June 30, 2016 and December 31, 2015.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans have previously been frozen so that no person is eligible to become a new participant.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  A majority of the healthcare plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, a plan acquired in the purchase of another company is funded by assets that are separately designated within the Retirement Plan for the sole purpose of providing payments of retiree medical benefits for this specific plan.

The following table summarizes the components of the net periodic cost for our post-retirement benefit plans for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$150	$147	$300	$295
Interest cost	505	412	1,010	826
Expected return on plan assets	(37)	(58)	(74)	(116)
Net amortization gain	—	(70)	—	(140)
Net prior service credit amortization	(130)	(9)	(260)	(119)
Net periodic post-retirement benefit cost	$488	$422	$976	$746

Contributions

We expect to contribute approximately $0.3 million to our Supplemental Plans and $3.6 million to our Post‑retirement Plans in 2016.  We do not expect to contribute to the Retirement Plan in 2016.  As of June 30, 2016, we have contributed $0.1 million and $1.6 million of the annual contribution to the Supplemental Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

There have been no material changes to our unrecognized tax benefits as reported as of December 31, 2015.  As of June 30, 2016 and December 31, 2015, the amount of unrecognized tax benefits was $0.1 million. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is less than $0.1 million. We do not expect any material changes in our unrecognized tax benefits during the remainder of 2016.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2016, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2014. The periods subject to examination for our state returns are years 2011 through 2014. We are not currently under examination by federal or state taxing authorities.

Our effective tax rate was 98.7% and 36.4% for the quarters ended June 30, 2016 and 2015, respectively, and 68.2% and 35.6% for the six months ended June 30, 2016 and 2015, respectively.  For the quarter and six months ended June 30, 2016 and 2015, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible expenses and differences in allocable income for the Company’s state tax filings.  In addition, for the quarter and six months ended June 30, 2016, we recognized approximately $7.5 million of deferred taxes related to the assets held for sale of CCIC.  Accounting Standards Codification 740-30-25-7 (“ASC 740”) requires a company to assess whether the excess of the reported amount of an investment in a domestic subsidiary for financial reporting purposes over the underlying tax basis is a taxable temporary difference.  Prior to the quarter ended June 30, 2016, the Company had met the criteria under ASC 740 to not record the tax effects of the taxable temporary difference related to its investment in CCIC as the Company expected to recover its investment in a tax-free manner.  On May 3, 2016, the Company entered into a definitive agreement to sell all the issued and outstanding stock of CCIC.  The transaction is expected to close in the third quarter of 2016.  As of June 30, 2016, the assets and liabilities of CCIC to be sold were classified as held for sale.  Due to the change in the expected manner of recovery of its investment in CCIC, the Company recorded the taxable temporary difference associated with the excess of the reported amount of its investment in CCIC over the underlying tax basis. Exclusive of this adjustment, our effective tax rate for the quarter and six months ended June 30, 2016 would have been approximately 38.5% and 38.6%, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against us and many other Local Exchange Carriers (“LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers, for certain calls originating from mobile and wireline devices that are routed to us through an interexchange carrier. The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $2.4 million and cover periods dating back to 2006. CenturyLink, Inc. requested that the U.S. District Court’s Judicial Panel on Multi district Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “Court”).  On November 17, 2015, the Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November Order”).  The November Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed Amended Complaints and on June 30, 2016, LEC defendants named in such complaints filed a Joint Motion to Strike or Dismiss the complaints. On August 1, 2016, Sprint filed its Opposition to the Joint Motion and these LEC defendants have until August 26, 2016 to respond.

Relatedly, earlier this year, numerous LECs across the country, including a number of our LEC entities, filed complaints in various U.S. District Courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November Order held could be assessed by LECs. These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the Court. On May 31, 2016, Level 3 filed a Motion to Dismiss these complaints that largely repeated arguments the November Order rejected. On June 30, 2016, the LECs filed a Joint Opposition and on August 1, 2016, Level 3 filed its Reply.

On July 19, 2016, the Court adopted a Scheduling Order proposed by the parties for the remaining proceedings, including, among other things, dates for the parties to informally resolve damage claims, i.e., the amounts in dispute and late payment charges.  Once the proceedings before the Court become final following this process, Sprint, Verizon, and Level 3 are expected to appeal the November Order along with any order that may, for similar reasons, deny Level 3’s May 31, 2016 Motion to Dismiss.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates. Absent a decision by an appellate court that overturns the November Order or a decision granting Level 3’s Motion to Dismiss, it will be difficult for Sprint and Verizon to succeed on any claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries, North Pittsburgh Telephone Company and North Pittsburgh Systems Inc., in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and we filed our response on January 18, 2016. The Pennsylvania Superior Court held oral arguments on May 17, 2016 and is expected to issue its ruling during the third quarter of 2016. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 is approximately $4.1 million.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipt tax. In June 2016, we filed an appeal with the Pennsylvania Court of Common Pleas for the audits in calendar years 2008 through 2013. Our hearing is not expected to occur until June 2017.

For the CCPA subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipts tax. In June 2016, we filed an appeal with the Pennsylvania Court of Common Pleas for the audits in calendar years 2008 through 2013. Our hearing is not expected to occur until June 2017.

We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2013, for which we have filed appeals, continue to lack merit. However, in light of the Supreme Court of Pennsylvania’s decision, we have accrued $1.4 million and $1.2 million for our CCES and CCPA subsidiaries, respectively. These accruals also include the Company’s best estimate of the potential 2014 and 2015 additional tax liabilities. We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, excluding Consolidated Communications of Illinois Company, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, condensed consolidating statements of operations for the quarters and six-month periods ended June 30, 2016 and 2015 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2016 and 2015 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	June 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$24,493	$61	$1	$—	$24,555
Accounts receivable, net	—	(148)	57,493	7,179	—	64,524
Income taxes receivable	46,343	—	—	—	(32,384)	13,959
Prepaid expenses and other current assets	—	—	21,734	188	—	21,922
Assets held for sale	—	—	28,689	—	—	28,689
Total current assets	46,343	24,345	107,977	7,368	(32,384)	153,649

Property, plant and equipment, net	—	—	1,009,209	52,972	—	1,062,181

Intangibles and other assets:
Investments	—	8,338	98,593	—	—	106,931
Investments in subsidiaries	2,240,371	2,058,046	13,929	—	(4,312,346)	—
Goodwill	—	—	690,192	66,181	—	756,373
Other intangible assets	—	—	27,936	9,087	—	37,023
Other assets	—	—	6,681	1	—	6,682
Total assets	$2,286,714	$2,090,729	$1,954,517	$135,609	$(4,344,730)	$2,122,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$17,295	$—	$—	$17,295
Advance billings and customer deposits	—	—	25,397	1,524	—	26,921
Dividends payable	19,623	—	—	—	—	19,623
Accrued compensation	—	—	19,986	—	—	19,986
Accrued interest	—	9,023	382	—	—	9,405
Accrued expense	18	39	41,526	1,701	—	43,284
Income tax payable	—	10,933	16,226	5,225	(32,384)	—
Current portion of long term debt and capital lease obligations	—	9,100	3,894	177	—	13,171
Liabilities held for sale	—	—	7,746	—	—	7,746
Total current liabilities	19,641	29,095	132,452	8,627	(32,384)	157,431

Long-term debt and capital lease obligations	—	1,369,198	8,892	698	—	1,378,788
Advances due to/from affiliates, net	2,082,449	(1,557,605)	(441,587)	(83,257)	—	—
Deferred income taxes	(32,664)	8,102	238,929	22,996	—	237,363
Pension and postretirement benefit obligations	—	—	91,048	19,277	—	110,325
Other long-term liabilities	70	1,568	14,409	497	—	16,544
Total liabilities	2,069,496	(149,642)	44,143	(31,162)	(32,384)	1,900,451
Shareholders’ equity:
Common Stock	507	—	17,411	30,000	(47,411)	507
Other shareholders’ equity	216,711	2,240,371	1,887,793	136,771	(4,264,935)	216,711
Total Consolidated Communications Holdings, Inc. shareholders’ equity	217,218	2,240,371	1,905,204	166,771	(4,312,346)	217,218
Noncontrolling interest	—	—	5,170	—	—	5,170
Total shareholders’ equity	217,218	2,240,371	1,910,374	166,771	(4,312,346)	222,388
Total liabilities and shareholders’ equity	$2,286,714	$2,090,729	$1,954,517	$135,609	$(4,344,730)	$2,122,839

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,877	$7,629	$2,372	$—	$15,878
Accounts receivable, net	—	—	62,460	6,388	—	68,848
Income taxes receivable	23,390	—	352	125	—	23,867
Prepaid expenses and other current assets	—	—	17,456	359	—	17,815
Total current assets	23,390	5,877	87,897	9,244	—	126,408

Property, plant and equipment, net	—	—	1,043,594	49,667	—	1,093,261

Intangibles and other assets:
Investments	—	8,171	97,372	—	—	105,543
Investments in subsidiaries	2,189,142	2,018,472	13,567	—	(4,221,181)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	34,410	9,087	—	43,497
Other assets	—	—	5,187	—	—	5,187
Total assets	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$12,576	$—	$—	$12,576
Advance billings and customer deposits	—	—	26,023	1,593	—	27,616
Dividends payable	19,551	—	—	—	—	19,551
Accrued compensation	—	—	21,094	789	—	21,883
Accrued interest	136	9,084	133	—	—	9,353
Accrued expense	35	190	41,201	958	—	42,384
Current portion of long term debt and capital lease obligations	—	9,100	1,745	92	—	10,937
Total current liabilities	19,722	18,374	102,772	3,432	—	144,300

Long-term debt and capital lease obligations	—	1,372,149	5,101	642	—	1,377,892
Advances due to/from affiliates, net	1,979,788	(1,548,990)	(360,715)	(70,083)	—	—
Deferred income taxes	(32,641)	762	245,579	22,829	—	236,529
Pension and postretirement benefit obligations	—	—	93,097	19,869	—	112,966
Other long-term liabilities	—	1,084	14,540	516	—	16,140
Total liabilities	1,966,869	(156,621)	100,374	(22,795)	—	1,887,827
Shareholders’ equity:
Common Stock	505	—	17,411	30,000	(47,411)	505
Other shareholders’ equity	245,158	2,189,141	1,857,655	126,974	(4,173,770)	245,158
Total Consolidated Communications Holdings, Inc. shareholders’ equity	245,663	2,189,141	1,875,066	156,974	(4,221,181)	245,663
Noncontrolling interest	—	—	5,036	—	—	5,036
Total shareholders’ equity	245,663	2,189,141	1,880,102	156,974	(4,221,181)	250,699
Total liabilities and shareholders’ equity	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$18	$175,245	$14,897	$(3,289)	$186,871
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	80,739	3,204	(3,180)	80,763
Selling, general and administrative expenses	1,324	7	35,622	2,209	(109)	39,053
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	41,216	2,275	—	43,491
Operating income (loss)	(1,324)	11	17,058	7,209	—	22,954
Other income (expense):
Interest expense, net of interest income	7	(18,963)	(160)	10	—	(19,106)
Intercompany interest income (expense)	(31,886)	33,824	(2,706)	768	—	—
Investment income	—	—	8,704	—	—	8,704
Equity in earnings of subsidiaries, net	21,443	19,393	219	—	(41,055)	—
Other, net	—	—	(66)	(6)	—	(72)
Income (loss) before income taxes	(11,760)	34,265	23,049	7,981	(41,055)	12,480
Income tax expense (benefit)	(11,836)	12,821	8,490	2,848	—	12,323
Net income (loss)	76	21,444	14,559	5,133	(41,055)	157
Less: net income attributable to noncontrolling interest	—	—	81	—	—	81
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$76	$21,444	$14,478	$5,133	$(41,055)	$76

Total comprehensive income (loss) attributable to common shareholders	$744	$22,112	$15,023	$5,266	$(42,401)	$744

	Quarter Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$87	$189,421	$14,893	$(3,391)	$201,010
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	86,418	3,232	(3,274)	86,376
Selling, general and administrative expenses	1,005	45	37,645	4,729	(116)	43,308
Depreciation and amortization	—	—	41,596	2,055	—	43,651
Operating income (loss)	(1,005)	42	23,762	4,877	(1)	27,675
Other income (expense):
Interest expense, net of interest income	—	(20,542)	105	8	—	(20,429)
Intercompany interest income (expense)	(37,745)	41,575	(4,515)	685	—	—
Loss on extinguishment of debt	—	(41,242)	—	—	—	(41,242)
Investment income	—	—	9,004	—	—	9,004
Equity in earnings of subsidiaries, net	10,326	23,141	116	—	(33,583)	—
Other, net	—	7	(48)	1	—	(40)
Income (loss) before income taxes	(28,424)	2,981	28,424	5,571	(33,584)	(25,032)
Income tax expense (benefit)	(12,456)	(7,345)	8,922	1,775	—	(9,104)
Net income (loss)	(15,968)	10,326	19,502	3,796	(33,584)	(15,928)
Less: net income attributable to noncontrolling interest	—	—	40	—	—	40
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(15,968)	$10,326	$19,462	$3,796	$(33,584)	$(15,968)

Total comprehensive income (loss) attributable to common shareholders	$(15,512)	$10,782	$19,835	$3,887	$(34,504)	$(15,512)

Condensed Consolidating Statements of Operations

(In thousands)

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(5)	$352,500	$29,784	$(6,562)	$375,717
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	160,453	6,377	(6,347)	160,483
Selling, general and administrative expenses	2,220	7	72,222	5,495	(215)	79,729
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	83,077	4,554	—	87,631
Operating income (loss)	(2,220)	(12)	36,138	13,358	—	47,264
Other income (expense):
Interest expense, net of interest income	46	(37,398)	(408)	8	—	(37,752)
Intercompany interest income (expense)	(63,773)	67,648	(5,405)	1,530	—	—
Investment income	—	166	15,735	—	—	15,901
Equity in earnings of subsidiaries, net	50,162	38,215	361	—	(88,738)	—
Other, net	—	—	(40)	(18)	—	(58)
Income (loss) before income taxes	(15,785)	68,619	46,381	14,878	(88,738)	25,355
Income tax expense (benefit)	(23,710)	18,456	17,201	5,349	—	17,296
Net income (loss)	7,925	50,163	29,180	9,529	(88,738)	8,059
Less: net income attributable to noncontrolling interest	—	—	134	—	—	134
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,925	$50,163	$29,046	$9,529	$(88,738)	$7,925

Total comprehensive income (loss) attributable to common shareholders	$8,991	$51,229	$30,137	$9,795	$(91,161)	$8,991

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$102	$370,236	$30,060	$(6,810)	$393,588
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	166,616	6,180	(6,528)	166,268
Selling, general and administrative expenses	2,140	89	74,521	9,224	(281)	85,693
Depreciation and amortization	—	—	83,151	4,056	—	87,207
Operating income (loss)	(2,140)	13	45,948	10,600	(1)	54,420
Other income (expense):
Interest expense, net of interest income	(96)	(41,196)	186	3	—	(41,103)
Intercompany interest income (expense)	(75,769)	83,259	(8,882)	1,392	—	—
Loss on extinguishment of debt	—	(41,242)	—	—	—	(41,242)
Investment income	—	326	15,119	—	—	15,445
Equity in earnings of subsidiaries, net	43,136	42,369	165	—	(85,670)	—
Other, net	—	7	(96)	(8)	—	(97)
Income (loss) before income taxes	(34,869)	43,536	52,440	11,987	(85,671)	(12,577)
Income tax expense (benefit)	(26,711)	400	17,728	4,105	—	(4,478)
Net income (loss)	(8,158)	43,136	34,712	7,882	(85,671)	(8,099)
Less: net income attributable to noncontrolling interest	—	—	59	—	—	59
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(8,158)	$43,136	$34,653	$7,882	$(85,671)	$(8,158)

Total comprehensive income (loss) attributable to common shareholders	$(7,603)	$43,691	$35,337	$8,064	$(87,092)	$(7,603)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(63,494)	$31,781	$129,467	$17,751	$115,505

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(55,172)	(7,099)	(62,271)
Proceeds from sale of assets	—	—	40	10	50
Net cash used in investing activities	—	—	(55,132)	(7,089)	(62,221)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	7,000	—	—	7,000
Payment of capital lease obligation	—	—	(756)	(56)	(812)
Payment on long-term debt	—	(11,550)	—	—	(11,550)
Share repurchases for minimum tax withholding	(71)	—	—	—	(71)
Dividends on common stock	(39,174)	—	—	—	(39,174)
Transactions with affiliates, net	102,739	(8,615)	(81,147)	(12,977)	—
Net cash provided by (used in) financing activities	63,494	(13,165)	(81,903)	(13,033)	(44,607)
Increase (decrease) in cash and cash equivalents	—	18,616	(7,568)	(2,371)	8,677
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$24,493	$61	$1	$24,555

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(78,154)	$44,589	$119,060	$10,321	$95,816

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(61,855)	(3,683)	(65,538)
Proceeds from sale of assets	—	—	52	5	57
Proceeds from sale of investments	—	—	846	—	846
Net cash used in investing activities	—	—	(60,957)	(3,678)	(64,635)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780	—	—	294,780
Proceeds from issuance of long-term debt	—	40,000	—	—	40,000
Payment of capital lease obligation	—	—	(407)	(37)	(444)
Payment on long-term debt	—	(59,550)	—	—	(59,550)
Redemption of senior notes	—	(261,874)	—	—	(261,874)
Payment of financing costs	—	(4,468)	—	—	(4,468)
Share repurchases for minimum tax withholding	(282)	—	—	—	(282)
Dividends on common stock	(39,076)	—	—	—	(39,076)
Transactions with affiliates, net	117,512	(57,989)	(54,490)	(5,033)	—
Net cash provided by (used in) financing activities	78,154	(49,101)	(54,897)	(5,070)	(30,914)
Increase (decrease) in cash and cash equivalents	—	(4,512)	3,206	1,573	267
Cash and cash equivalents at beginning of period	—	4,940	820	919	6,679
Cash and cash equivalents at end of period	$—	$428	$4,026	$2,492	$6,946

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2015 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2016 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served. We provide an array of services in consumer, commercial and carrier channels in 11 states, including local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales and services, and cloud services.

Total operating revenues decreased $14.1 million and $17.9 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to an $8.8 million and $10.1 million decrease in equipment sales and services revenues, respectively. Equipment sales and services are non-recurring and changes in revenues can be attributed to the timing and volume of customer sales, which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses. In addition, outside billing and support services revenues decreased $1.0 million and $2.1 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 as a result of the sale of our billing services company in late 2015.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers. Consumer broadband revenues decreased $1.0 million and $0.1 million for the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015, despite price increases for data and video services implemented in the first quarter of 2016. Total data and video connections decreased 3% and 11%, respectively, as of June 30, 2016 compared to the same period in 2015 as we lost more connections than anticipated as a result of the price increases and increased competition for these subscribers.

As the market demands for data continue to increase as a result of consumer trends toward increased Internet usage, our continued focus is on enhancing product and service offerings, such as our progressively increasing consumer data speeds.  We introduced data speeds of up to 1 Gbps to approximately 20,000 of our fiber-to-the-home customers in our Kansas market and a limited portion of our Pennsylvania market in December 2014 and in our Texas market in the first quarter of 2015, with our California market to follow in the second half of 2016.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability.  As of June 30, 2016, approximately 28% of the homes in the areas we serve subscribe to our data service.  Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speeds resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Total video connections decreased 9% as of June 30, 2016 compared to the same period in 2015.  We believe the trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

The remainder of the decrease in total operating revenues was due to an anticipated industry wide trend of a decline in consumer voice services, access lines and related network access.  Many consumers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase. Total voice connections decreased 4% as of June 30, 2016 compared to the same period in 2015.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

The decrease in our total operating revenues during the quarter and six months ended June 30, 2016 was offset in part by growth in commercial and carrier data and transport services as a result of increased demand for data-based services. We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we recently launched a suite of cloud services and an enhanced hosted voice product, which increases efficiency and reduces IT costs for our customers and enables greater scalability and reliability for businesses. We anticipate future momentum in new commercial services as these new products gain traction.

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

Significant Recent Developments

Acquisition

On April 18, 2016, we entered into a definitive agreement to acquire substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The acquisition was completed on July 1, 2016.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of approximately $13.4 million, which was paid from our existing cash resources.

Divestiture

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa, for approximately $22.5 million in cash, prior to certain contractual adjustments.  CCIC operates as an incumbent local exchange carrier providing telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  As of June 30, 2016, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of property, plant and equipment of $20.2 million, allocated goodwill of $7.6 million and deferred income tax liabilities of $7.4 million.  In connection with the classification as assets held for sale, we recognized an impairment loss of $0.6 million during the quarter and six months ended June 30, 2016.  The transaction is expected to close in the third quarter of 2016 and is subject to customary closing conditions, including regulatory approvals.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2016 and 2015.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$48.6	$46.2	$2.4	5%	$97.7	$92.3	$5.4	6%
Voice services	25.3	26.2	(0.9)	(3)	50.3	52.3	(2.0)	(4)
Other	2.7	2.8	(0.1)	(4)	5.3	5.4	(0.1)	(2)
	76.6	75.2	1.4	2	153.3	150.0	3.3	2
Consumer:
Broadband (VoIP, data and video)	53.1	54.1	(1.0)	(2)	107.7	107.8	(0.1)	(0)
Voice services	14.0	15.1	(1.1)	(7)	28.5	30.7	(2.2)	(7)
	67.1	69.2	(2.1)	(3)	136.2	138.5	(2.3)	(2)
Equipment sales and service	10.5	19.3	(8.8)	(46)	20.1	30.2	(10.1)	(33)
Subsidies	13.0	14.5	(1.5)	(10)	26.1	28.9	(2.8)	(10)
Network access	16.3	17.9	(1.6)	(9)	33.1	36.2	(3.1)	(9)
Other products and services	3.4	4.9	(1.5)	(31)	6.9	9.8	(2.9)	(30)
Total operating revenues	186.9	201.0	(14.1)	(7)	375.7	393.6	(17.9)	(5)

Operating Expenses
Cost of services and products	80.8	86.4	(5.6)	(6)	160.5	166.3	(5.8)	(3)
Selling, general and administrative costs	39.0	43.3	(4.3)	(10)	79.7	85.7	(6.0)	(7)
Loss on impairment	0.6	—	0.6	100	0.6	—	0.6	100
Depreciation and amortization	43.5	43.6	(0.1)	(0)	87.6	87.2	0.4	0
Total operating expenses	163.9	173.3	(9.4)	(5)	328.4	339.2	(10.8)	(3)
Income from operations	23.0	27.7	(4.7)	(17)	47.3	54.4	(7.1)	(13)
Interest expense, net	(19.1)	(20.4)	1.3	6	(37.7)	(41.1)	3.4	8
Loss on extinguishment of debt	—	(41.2)	41.2	100	—	(41.2)	41.2	100
Other income	8.6	8.9	(0.3)	(3)	15.8	15.3	0.5	3
Income tax expense (benefit)	12.3	(9.1)	21.4	235	17.3	(4.5)	21.8	484
Net income (loss)	0.2	(15.9)	16.1	101	8.1	(8.1)	16.2	200
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.2	0.1	0.1	100
Net income (loss) attributable to common shareholders	$0.1	$(16.0)	$16.1	101	$7.9	$(8.2)	$16.1	196

Adjusted EBITDA (1)	$78.0	$80.3	$(2.3)	(3)%	$156.6	$160.0	$(3.4)	(2)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2016	2015	Change	% Change
Consumer customers	262,177	272,882	(10,705)	(4)%

Voice connections	471,458	493,540	(22,082)	(4)
Data connections	462,559	448,944	13,615	3
Video connections	111,617	122,155	(10,538)	(9)
Total connections	1,045,634	1,064,639	(19,005)	(2)%

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

Data and transport services revenues increased $2.4 million and $5.4 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to growth in data and video connections and a continued increase in VoIP, internet access and Metro Ethernet revenues.  Fiber transport and cellular backhaul revenues also increased as network bandwidth demand for wireless data continues to escalate and as a result of a one-time early termination fee in 2016.

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

Voice services revenues decreased $0.9 million and $2.0 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to a 5% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

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

Broadband services revenues decreased $1.0 million and $0.1 million during the quarter and six months ended June 30, 2016, respectively,  compared to the same periods in 2015, despite price increases for data and video services implemented in the first quarter of 2016. Total data and video connections decreased 3% and 11%, respectively, as of June 30, 2016 compared to the same period in 2015 as we lost more connections than anticipated as a result of the price increases and increased competition for these subscribers.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $1.1 million and $2.2 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to a 9% decline in voice connections.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

We are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offer network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involves multiple deliverables, revenues are allocated to each respective element based on relative selling price.  Equipment sales and service revenues decreased $8.8 million and $10.1 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015.  Equipment sales and services are non-recurring and changes in revenues can be attributed to the timing and volume of customer sales, which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies revenues decreased $1.5 million and $2.8 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to the transition to Connect America Fund (“CAF”) Phase II funding and a decrease in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $1.6 million and $3.1 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to a decline in special access revenues as a result of a reduction in the number of our carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenues decreased $1.5 million and $2.9 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to a decline in outside billing and support services revenue of $1.0 million and $2.1 million, respectively, as a result of the sale of our billing services company in late 2015. The remainder of the decrease in other products and services revenue for the quarter and six months ended June 30, 2016 compared to the same periods in 2015 was due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $5.6 million and $5.8 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to a reduction in costs of goods sold related to a decline in equipment sales, which can fluctuate each quarter as discussed above.  Video programming costs also decreased as a result of a 9% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Network access costs also increased due to growth in carrier and wireless backhaul services.  The change in cost of services and products was also impacted by an increase in pension expense in the current year.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $4.3 million and $6.0 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to a decline in employee-related costs from a reduction in headcount as part of the Company’s cost saving initiatives implemented in late 2015 as well as a decrease in incentive compensation in the current quarter.  Bad debt expense also decreased as a result of recoveries recognized in 2016 and increased reserves in the prior year periods.  However, advertising expense increased due to additional radio advertising and marketing promotions in 2016.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million and increased $0.4 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services, which were offset in part by certain circuit equipment and outside plant becoming fully depreciated during the first half of 2016.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs decreased $1.5 million and $2.8 million during the quarter and six months ended June 30, 2016 compared to the same period in 2015, respectively, primarily due to the transition to CAF Phase II funding and a decrease in state funding support for our Texas ILEC.

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

In March 2015, the FCC released its net neutrality order which applies to all wireline and wireless providers of broadband internet access services.  The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulations “bright line” rules disallow blocking, throttling and paid prioritization by internet service providers.  The net neutrality order also requires providers to disclose certain information to consumers on rates, fees, data allowances and packet loss.  Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.  On June 12, 2015, the net neutrality order became effective and has not resulted in any significant changes to the services we provide our customers, nor has it had a material impact on our condensed consolidated financial position or results of operations.

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

Pennsylvania

In 2011, the Pennsylvania Public Utilities Commission (“PAPUC”) issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC consumer affairs advocate is in favor of extending the funding through 2021.  The PAPUC had indicated that it would address state universal funding in 2013, but delayed conducting a proceeding pending any state legislative activity.  The Company will continue to monitor this matter.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $1.3 million and $3.4 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to a reduction in the interest rate for our outstanding senior notes.  In June 2015, we issued an additional $300.0 million in 6.50% Senior Notes due 2022, which were used, in part, to redeem the then-remaining amount of our outstanding 10.875% Senior Notes due 2020.  Interest expense was also reduced in 2016 from a decline in outstanding debt under our revolving credit facility as well as a decrease in interest expense related to our interest rate swap agreements.

In connection with the redemption in June 2015 of the remaining $227.2 million of the original aggregate principal amount of our 10.875% Senior Notes due 2020, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.

Other income decreased $0.3 million and increased $0.5 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to a decline in investment income from our wireless partnership interests of $0.3 million during each of the respective periods.  In addition, during the six months ended June 30, 2015, an other-than-temporary impairment loss of $0.8 million was recognized as a result of the sale of our equity interest in Central Valley Independent Network, LLC in 2015.

Income Taxes

Income taxes increased $21.4 million and $21.8 million during the quarter and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Our effective tax rate was 98.7% and 36.4% for the quarters ended June 30, 2016 and 2015, respectively, and 68.2% and 35.6% for the six months ended June 30, 2016 and 2015, respectively.  For the quarter and six months ended June 30, 2016 and 2015, the effective tax rate differed from the federal and state statutory rates primarily due to non-deductible expenses and differences in allocable income for the Company’s state tax filings.  In addition, for the quarter and six months ended June 30, 2016, we recognized approximately $7.5 million of deferred taxes related to the assets held for sale of CCIC.  Accounting Standards Codification 740-30-25-7 (“ASC 740”) requires a company to assess whether the excess of the reported amount of an investment in a domestic subsidiary for financial reporting purposes over the underlying tax basis is a taxable temporary difference.  Prior to the quarter ended June 30, 2016, the Company had met the criteria under ASC 740 to not record the tax effects of the taxable temporary difference related to its investment in CCIC as the Company expected to recover its investment in a tax-free manner.  On May 3, 2016, the Company entered into a definitive agreement to sell all the issued and outstanding stock of CCIC.  The transaction is expected to close in the third quarter of 2016.  As of June 30, 2016, the assets and liabilities of CCIC to be sold were classified as held for sale.  Due to the change in the expected manner of recovery of its investment in CCIC, the Company recorded the taxable temporary difference associated with the excess of the reported amount of its investment in CCIC over the underlying tax basis. Exclusive of this adjustment, our effective tax rate for the quarter and six months ended June 30, 2016 would have been approximately 38.5% and 38.6%, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and six months ended June 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2016	2015	2016	2015
Net income (loss)	$157	$(15,928)	$8,059	$(8,099)
Add (subtract):
Interest expense, net of interest income	19,106	20,429	37,752	41,103
Income tax expense (benefit)	12,323	(9,104)	17,296	(4,478)
Depreciation and amortization	43,491	43,651	87,631	87,207
EBITDA	75,077	39,048	150,738	115,733

Adjustments to EBITDA:
Other, net (1)	(5,796)	(7,741)	(10,521)	(12,642)
Investment distributions (2)	7,784	7,087	14,580	14,166
Loss on extinguishment of debt	—	41,242	—	41,242
Non-cash, stock-based compensation (3)	912	710	1,804	1,523
Adjusted EBITDA	$77,977	$80,346	$156,601	$160,022

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$115,505	$95,816
Investing activities	(62,221)	(64,635)
Financing activities	(44,607)	(30,914)
Increase in cash and cash equivalents	$8,677	$267

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $115.5 million during the six-month period ended June 30, 2016, an increase of $19.7 million compared to the same period in 2015.  Cash flows provided by operating activities increased primarily as a result of changes in working capital including a decrease in accounts receivable and accrued expenses related to the timing and volume of equipment sales.  In addition, net cash provided by operating activities during the six months ended June 30, 2015 included the payment of various change-in-control and severance agreements as a result of the acquisition of Enventis in 2014.  The increase was also attributed to a reduction in cash contributions to our defined benefit pension plan of $4.7 million during the first six months of 2016 as compared to the same period in 2015.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $62.2 million during the six-month period ended June 30, 2016 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $62.3 million during the six-month period ended June 30, 2016, a decrease of $3.3 million compared to the same period in 2015.  Capital expenditures for the remainder of 2016 are expected to be $64.0 million to $67.0 million, of which approximately 62% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2016 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

Our revolving credit facility has a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio as of June 30, 2016, the borrowing margin for the next three month period ending September 30, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  Interest is payable at least quarterly. As of June 30, 2016 and December 31, 2015, borrowings of $10.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of June 30, 2016, $63.4 million was available for borrowing under the revolving credit facility.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2016, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of June 30, 2016, and including the $19.6 million dividend declared in May 2016 and paid on August 1, 2016, we had $258.5 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of June 30, 2016, our total net leverage ratio under the Credit Agreement was 4.22:1.00, and our interest coverage ratio was 4.25:1.00.

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

The net proceeds from the issuance of the New Notes were used, in part, to redeem the remaining $227.2 million of our original $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”).  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the quarter and six months ended June 30, 2015.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of June 30, 2016, this ratio was 4.41:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $292.3 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2016 and paid on August 1, 2016, there was $402.1 million of the $694.4 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of June 30, 2016.  As of June 30, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2016 and 2021.  As of June 30, 2016, the present value of the minimum remaining lease commitments was approximately $13.7 million, of which $4.1 million was due and payable within the next twelve months. The leases require total remaining rental payments of $15.8 million as of June 30, 2016, of which $3.9 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $39.2 million and $39.1 million in dividend payments to shareholders during the six-month periods ended June 30, 2016 and 2015, respectively.  In May 2016, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on August 1, 2016 to stockholders of record at the close of business on July 15, 2016.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2016	2015
Cash and cash equivalents	$24,555	$15,878
Working capital (deficit)	(3,782)	(17,892)
Current ratio	0.98	0.88

Our most significant uses of funds in the remainder of 2016 are expected to be for: (i) dividend payments of approximately $39.2 million; (ii) interest payments on our indebtedness of approximately $35.5 million and principal payments on debt of $4.6 million; and (iii) capital expenditures of between $64.0 million and $67.0 million.  In addition, we used approximately $13.4 million to fund the acquisition of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC in July 2016.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2016, we had approximately $3.9 million of these bonds outstanding.

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

In 2016, we expect to make contributions totaling approximately $0.3 million to our non-qualified supplemental retirement plans and $3.6 million to our other post-retirement benefit plans, which represents a decline of $11.3 million from the total contributions made in 2015.  We do not expect to contribute to our qualified defined pension plans in 2016.  As of June 30, 2016, we have contributed $0.1 million and $1.6 million to our non-qualified supplemental retirement plans and our other post-retirement benefit plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information” for a more detailed discussion regarding our pension and other post-retirement plans.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.3 million and $0.6 million during the quarter and six months ended June 30, 2016 compared to the same period in 2015, respectively. Our anticipated decline in network access revenue through 2018 is $1.9 million, $2.0 million and $1.9 million in 2016, 2017 and 2018, respectively.

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

As of June 30, 2016, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of June 30, 2016, LIBOR was below the 1.00% floor.  Based on our variable rate debt outstanding as of June 30, 2016, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $2.9 million and $0.1 million, respectively.

As of June 30, 2016, the fair value of our interest rate swap agreements amounted to a net liability of $1.6 million.  Pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $1.6 million as of June 30, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2016.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016.

Change in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against us and many other Local Exchange Carriers (“LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers, for certain calls originating from mobile and wireline devices that are routed to us through an interexchange carrier. The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $2.4 million and cover periods dating back to 2006. CenturyLink, Inc. requested that the U.S. District Court’s Judicial Panel on Multi district Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “Court”).  On November 17, 2015, the Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November Order”).  The November Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed Amended Complaints and on June 30, 2016, LEC defendants named in such complaints filed a Joint Motion to Strike or Dismiss the complaints. On August 1, 2016, Sprint filed its Opposition to the Joint Motion and these LEC defendants have until August 26, 2016 to respond.

Relatedly, earlier this year, numerous LECs across the country, including a number of our LEC entities, filed complaints in various U.S. District Courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November Order held could be assessed by LECs. These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the Court. On May 31, 2016, Level 3 filed a Motion to Dismiss these complaints that largely repeated arguments the November Order rejected. On June 30, 2016, the LECs filed a Joint Opposition and on August 1, 2016, Level 3 filed its Reply.

On July 19, 2016, the Court adopted a Scheduling Order proposed by the parties for the remaining proceedings, including, among other things, dates for the parties to informally resolve damage claims, i.e., the amounts in dispute and late payment charges.  Once the proceedings before the Court become final following this process, Sprint, Verizon, and Level 3 are expected to appeal the November Order along with any order that may, for similar reasons, deny Level 3’s May 31, 2016 Motion to Dismiss.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates. Absent a decision by an appellate court that overturns the November Order or a decision granting Level 3’s Motion to Dismiss, it will be difficult for Sprint and Verizon to succeed on any claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries, North Pittsburgh Telephone Company and North Pittsburgh Systems Inc., in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and we filed our response on January 18, 2016. The Pennsylvania Superior Court held oral arguments on May 17, 2016 and is expected to issue its ruling during the third quarter of 2016. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

For the CCES subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 is approximately $4.1 million.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipt tax. In June 2016, we filed an appeal with the Pennsylvania Court of Common Pleas for the audits in calendar years 2008 through 2013. Our hearing is not expected to occur until June 2017.

For the CCPA subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipts tax. In June 2016, we filed an appeal with the Pennsylvania Court of Common Pleas for the audits in calendar years 2008 through 2013. Our hearing is not expected to occur until June 2017.

We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2013, for which we have filed appeals, continue to lack merit. However, in light of the Supreme Court of Pennsylvania’s decision, we have accrued $1.4 million and $1.2 million for our CCES and CCPA subsidiaries, respectively. These accruals also include the Company’s best estimate of the potential 2014 and 2015 additional tax liabilities. We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 5, 2016	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 5, 2016	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)