Form 10-Q
period 2016-09-30
Consolidated Communications Holdings, Inc.
filed 2016-11-04
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes                No   X

On October 28, 2016, the registrant had 50,654,989 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenues	$191,541	$193,958	$567,258	$587,546

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	85,646	83,209	246,129	249,477
Selling, general and administrative expenses	39,935	51,044	119,664	136,737
Loss on impairment	—	—	610	—
Depreciation and amortization	43,224	46,057	130,855	133,264
Income from operations	22,736	13,648	70,000	68,068

Other income (expense):
Interest expense, net of interest income	(19,075)	(19,174)	(56,827)	(60,277)
Loss on extinguishment of debt	—	—	—	(41,242)
Investment income	8,735	10,601	24,636	26,046
Other, net	(316)	(110)	(374)	(207)
Income (loss) before income taxes	12,080	4,965	37,435	(7,612)

Income tax expense (benefit)	4,991	2,220	22,287	(2,258)

Net income (loss)	7,089	2,745	15,148	(5,354)
Less: net income attributable to noncontrolling interest	77	150	211	209
Net income (loss) attributable to common shareholders	$7,012	$2,595	$14,937	$(5,563)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.14	$0.05	$0.29	$(0.11)

Dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$7,089	$2,745	$15,148	$(5,354)
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service credit to earnings, net of tax	679	401	2,036	1,267
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	3	(390)	(595)	(1,192)
Reclassification of realized loss to earnings, net of tax	159	185	466	676
Comprehensive income (loss)	7,930	2,941	17,055	(4,603)
Less: comprehensive income attributable to noncontrolling interest	77	150	211	209
Total comprehensive income (loss) attributable to common shareholders	$7,853	$2,791	$16,844	$(4,812)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$33,403	$15,878
Accounts receivable, net of allowance for doubtful accounts	68,447	68,848
Income tax receivable	9,132	23,867
Prepaid expenses and other current assets	18,081	17,815
Total current assets	129,063	126,408

Property, plant and equipment, net	1,065,528	1,093,261
Investments	106,916	105,543
Goodwill	760,998	764,630
Other intangible assets	34,758	43,497
Other assets	6,896	5,187
Total assets	$2,104,159	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,010	$12,576
Advance billings and customer deposits	29,255	27,616
Dividends payable	19,623	19,551
Accrued compensation	17,569	21,883
Accrued interest	17,564	9,353
Accrued expense	38,154	42,384
Current portion of long-term debt and capital lease obligations	14,429	10,937
Total current liabilities	151,604	144,300

Long-term debt and capital lease obligations	1,377,549	1,377,892
Deferred income taxes	238,359	236,529
Pension and other post-retirement obligations	109,035	112,966
Other long-term liabilities	16,091	16,140
Total liabilities	1,892,638	1,887,827

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,654,989 and 50,470,096 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	507	505
Additional paid-in capital	239,559	281,738
Retained earnings (deficit)	—	(881)
Accumulated other comprehensive loss, net	(33,792)	(35,699)
Noncontrolling interest	5,247	5,036
Total shareholders’ equity	211,521	250,699
Total liabilities and shareholders’ equity	$2,104,159	$2,138,526

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Nine Months Ended September 30,
	2016	2015

Net cash provided by operating activities	$173,591	$167,637

Cash flows from investing activities:
Business acquisition, net of cash acquired	(13,422)	—
Purchases of property, plant and equipment, net	(94,158)	(100,119)
Proceeds from sale of assets	71	118
Proceeds from business disposition	20,892	—
Proceeds from sale of investments	—	846
Net cash used in investing activities	(86,617)	(99,155)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780
Proceeds from issuance of long-term debt	31,000	61,000
Payment of capital lease obligations	(1,757)	(658)
Payment on long-term debt	(39,825)	(80,825)
Redemption of senior notes	—	(261,874)
Payment of financing costs	—	(4,805)
Share repurchases for minimum tax withholding	(71)	(282)
Dividends on common stock	(58,796)	(58,643)
Net cash used in financing activities	(69,449)	(51,307)
Increase in cash and cash equivalents	17,525	17,175
Cash and cash equivalents at beginning of period	15,878	6,679
Cash and cash equivalents at end of period	$33,403	$23,854

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

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud services, data center and managed services, directory publishing and equipment sales and services.  As of September 30, 2016, we had approximately 462 thousand voice connections, 470 thousand data connections and 109 thousand video connections.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss) and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2015 Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements.

In June 2016, FASB issued the Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

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

In August 2014, FASB issued the Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The new guidance is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted.  The adoption of ASU 2014-15 will not have a material impact on our financial position or results of operations.

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

2.  ACQUISITION AND DIVESTITURE

Acquisition

On April 18, 2016, we entered into a definitive agreement to acquire substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The acquisition was completed on July 1, 2016.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.  The preliminary fair value of the acquired assets and liabilities assumed consists primarily of property, plant and equipment of $6.9 million, intangible assets of $1.0 million and working capital of $0.9 million.  Goodwill recognized from the acquisition is expected to be approximately $4.6 million. We expect goodwill and other intangible assets to be amortizable and deductible for income tax purposes.  We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment.  We expect to finalize these valuations during the quarter ended December 31, 2016.

Divestiture

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of our non-core, rural ILEC business located in northwest Iowa, Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC provides telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual adjustments, subject to a customary working capital adjustment.

The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Current assets	$567
Property, plant and equipment	20,348
Goodwill	7,647
Total assets	$28,562

Current liabilities	$255
Deferred taxes	7,041
Other long-term liabilities	21
Total liabilities	$7,317

In May 2016, in connection with the expected sale, the carrying value of CCIC was reduced to its estimated fair value and we recognized an impairment loss of $0.6 million during the nine months ended September 30, 2016.  During the quarter and nine months ended September 30, 2016, we recognized an additional loss on the sale of $0.3 million, which is included in other, net in the condensed consolidated statement of operations, as a result of changes in estimated working capital.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the nine months ended September 30, 2016 to reflect the tax impact of the divestiture.  See Note 10 for additional income tax related information regarding this transaction.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$7,089	$2,745	$15,148	$(5,354)
Less: net income attributable to noncontrolling interest	77	150	211	209
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	7,012	2,595	14,937	(5,563)
Less: earnings allocated to participating securities	131	119	393	—
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$6,881	$2,476	$14,544	$(5,563)

Weighted-average number of common shares outstanding	50,294	50,174	50,292	50,166

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.14	$0.05	$0.29	$(0.11)

Diluted earnings (loss) per common share attributable to common shareholders for the quarter and nine months ended September 30, 2016 exclude 0.4 million and 0.3 million potential common shares that could be issued under our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect. For each of the quarter and nine months ended September 30, 2015, diluted earnings (loss) per common share attributable to common shareholders excluded 0.3 million potential common shares.

4.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Cash surrender value of life insurance policies	$2,104	$2,149
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,138	7,971
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,885	18,099
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,438	6,167
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,751	26,557
Totals	$106,916	$105,543

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  We did not evaluate any of the investments for impairment during the quarters or nine months ended September 30, 2016 or 2015 as no factors indicating impairment existed.  For the quarters ended September 30, 2016 and 2015, we received cash distributions from these partnerships totaling $3.1 million and $5.0 million, respectively. For the nine months ended September 30, 2016 and 2015, we received cash distributions from these partnerships totaling $9.6 million and $9.8 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended September 30, 2016 and 2015, we received cash distributions from these partnerships totaling $5.5 million and $15.0 million, respectively. For the nine months ended September 30, 2016 and 2015, we received cash distributions from these partnerships totaling $13.6 million and $24.3 million, respectively.  The decline in cash distribtions was due in part to a non-recurring cash distribution received for the sale of the partnership owned towers during the quarter and nine months ended Septermber 30, 2015.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Total revenues	$83,149	$86,885	$247,691	$259,901
Income from operations	24,690	27,322	77,083	81,127
Net income before taxes	24,295	26,991	75,880	80,606
Net income	24,295	26,991	75,880	80,606

	September 30,	December 31,
(In thousands)	2016	2015
Current assets	$70,063	$57,716
Non-current assets	89,310	96,197
Current liabilities	19,741	20,576
Non-current liabilities	52,062	52,414
Partnership equity	87,570	80,923

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

Our interest rate swap liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows:

As of September 30, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(1,304)	$-	$(1,304)	$-
Total	$(1,304)	$-	$(1,304)	$-

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(190)	$-	$(190)	$-
Long-term interest rate swap liabilities	(1,084)	-	(1,084)	-
Total	$(1,274)	$-	$(1,274)	$-

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$52,074	n/a	$50,823	n/a
Investments, at cost	$52,738	n/a	$52,571	n/a
Long-term debt, excluding capital leases	$1,385,650	$1,380,705	$1,393,567	$1,312,383

Cost & Equity Method Investments

Our investments as of September 30, 2016 and December 31, 2015 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Senior secured credit facility:
Term loan 4, net of discount of $2,872 and $3,340 at September 30, 2016 and December 31, 2015, respectively	$882,103	$888,460
Revolving loan	8,000	10,000
6.50% Senior notes due 2022, net of discount of $4,453 and $4,893 at September 30, 2016 and December 31, 2015, respectively	495,547	495,107
Capital leases	17,141	7,580
	1,402,791	1,401,147
Less: current portion of long-term debt and capital leases	(14,429)	(10,937)
Less: deferred debt issuance costs	(10,813)	(12,318)
Total long-term debt	$1,377,549	$1,377,892

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”).  Subsequent to September 30, 2016, the Credit Agreement was amended and restated on October 5, 2016 as described below.  Prior to the restatement, the Credit Agreement consisted of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The Credit Agreement also included an incremental term loan facility which provided the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020.  The Term 4 loan contained an original issuance discount of $4.6 million, which was being amortized over the term of the loan.  The Term 4 loan required quarterly principal payments of $2.3 million and had an interest rate of LIBOR plus 3.25% subject to a 1.00% LIBOR floor.

Prior to the restatement of the Credit Agreement, our revolving credit facility had a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our total net leverage ratio.  Based on our leverage ratio as of September 30, 2016, the borrowing margin for the three month period ending December 31, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2016 and December 31, 2015, borrowings of $8.0 million and $10.0 million, respectively, were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of September 30, 2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of September 30, 2016, $65.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% as of September 30, 2016 and December 31, 2015.  Interest is payable at least quarterly.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of September 30, 2016, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of September 30, 2016, and including the $19.6 million dividend declared in August 2016 and paid on November 1, 2016, we had $263.2 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of September 30, 2016, our total net leverage ratio under the Credit Agreement was 4.38:1.00, and our interest coverage ratio was 4.09:1.00.

Restatement of Credit Agreement

On October 5, 2016, the Company and certain of its subsidiaries entered into a Restatement Agreement to amend and restate the existing Credit Agreement through a Third Amended and Restated Credit Agreement (the “Restated Credit Agreement”).  Under the terms of the Restated Credit Agreement, the Company issued initial term loans in the aggregate amount of $900.0 million, with a maturity date of October 5, 2023 (subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are repaid in full or redeemed in full on or prior to March 31, 2022), and used the proceeds in part to pay off the outstanding Term 4 loan in the amount of $885.0 million.  The Company also obtained a revolving loan facility of $110.0 million, with a maturity date of October 5, 2021, to replace the existing $75.0 million revolving credit facility scheduled to mature in December 2018.  The terms, conditions and covenants of the initial term loan facility are materially consistent with those of the existing Credit Agreement.  The initial term loan facility has an interest rate of LIBOR plus 3.00% with a 1.00% LIBOR floor and included an original issue discount of 0.25%.  The spread on the revolving credit facility consists of a range from 2.50% to 3.25% based upon our total net leverage ratio.  The Company has the ability to borrow an additional $300.0 million of incremental term loans subject to certain terms and conditions and can borrow more than the $300.0 million provided that its senior secured leverage ratio would not exceed 3.00:1.00.  In connection with entering into the Restated Credit Agreement, we expect to incur a loss on the extinguishment of debt of approximately $6.5 million during the quarter ended December 31, 2016.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of September 30, 2016, this ratio was 4.51:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $312.0 million have been paid since May 30, 2012, including the quarterly dividend declared in August 2016 and paid on November 1, 2016, there was $425.6 million of the $737.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of September 30, 2016.  As of September 30, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2016 and 2021.  As of September 30, 2016, the present value of the minimum remaining lease commitments was approximately $17.1 million, of which $5.3 million was due and payable within the next twelve months. The leases require total remaining rental payments of $19.4 million as of September 30, 2016, of which $3.8 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of September 30, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$250,000	Other long-term liabilities	$(1,304)
Total Fair Values			$(1,304)

The following interest rate swaps were outstanding as of December 31, 2015:

	Notional
(In thousands)	Amount	2015 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other long-term liabilities	$(1,084)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Accrued expense	(80)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Accrued expense	(110)
Total Fair Values			$(1,274)

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

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  The interest rate swap agreements matured on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated was amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  For the nine months ended September 30, 2016, a gain of $0.2 million was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.  For the quarter and nine months ended September 30, 2015, a gain of $0.1 million and $0.6 million, respectively, was recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

As of September 30, 2016 and December 31, 2015, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $1.3 million and $1.1 million, respectively.  The estimated amount of losses included in AOCI as of September 30, 2016 that will be recognized in earnings in the next twelve months is approximately $1.2 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Gain (loss) recognized in AOCI, pretax	$5	$(631)	$(968)	$(1,932)
Deferred losses reclassified from AOCI to interest expense	$(259)	$(300)	$(758)	$(1,096)

8.  EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Restricted stock	$516	$401	$1,588	$1,267
Performance shares	346	341	1,078	998
Total	$862	$742	$2,666	$2,265

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2016, total unrecognized compensation costs related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $4.5 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2016:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2016	99,360	$19.40	83,224	$18.75
Shares granted	100,040	$23.95	94,066	$20.86
Shares vested	(6,974)	$21.31	(2,104)	$19.11
Shares forfeited, cancelled or retired	(2,067)	$19.74	(4,112)	$19.81
Non-vested shares outstanding - September 30, 2016	190,359	$21.72	171,074	$19.88

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2016:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2015	$(35,025)	$(674)	$(35,699)
Other comprehensive income before reclassifications	—	(595)	(595)
Amounts reclassified from accumulated other comprehensive loss	2,036	466	2,502
Net current period other comprehensive income	2,036	(129)	1,907
Balance at September 30, 2016	$(32,989)	$(803)	$(33,792)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2016	2015	2016	2015	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$245	$487	$734	$834	(a)
Actuarial loss	(1,356)	(1,145)	(4,067)	(2,913)	(a)
	(1,111)	(658)	(3,333)	(2,079)	Total before tax
	432	257	1,297	812	Tax benefit
	$(679)	$(401)	$(2,036)	$(1,267)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(259)	$(300)	$(758)	$(1,096)	Interest expense
	100	115	292	420	Tax benefit
	$(159)	$(185)	$(466)	$(676)	Net of tax

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

The following table summarizes the components of net periodic pension cost for our defined benefit plans for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$86	$50	$258	$308
Interest cost	4,072	3,978	12,218	11,841
Expected return on plan assets	(5,159)	(5,842)	(15,477)	(17,529)
Net amortization loss	1,356	1,105	4,067	3,013
Net prior service credit amortization	(114)	(115)	(343)	(343)
Net periodic pension cost (benefit)	$241	$(824)	$723	$(2,710)

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for each of the nine-month periods ended September 30, 2016 and 2015.  No payments were made during the quarters ended September 30, 2016 and 2015.  The net present value of the remaining obligations was approximately $1.9 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income during the nine-month period ended September 30, 2016.  We did not recognize any life insurance proceeds during the quarter or nine-month periods ended September 30, 2015.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.1 million as of September 30, 2016 and December 31, 2015.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of the net periodic cost for our post-retirement benefit plans for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$151	$155	$451	$450
Interest cost	505	458	1,515	1,284
Expected return on plan assets	(37)	4	(111)	(112)
Net amortization loss (gain )	—	40	—	(100)
Net prior service credit amortization	(131)	(372)	(391)	(491)
Net periodic post-retirement benefit cost	$488	$285	$1,464	$1,031

Contributions

We expect to contribute approximately $0.3 million to our Supplemental Plans and $4.0 million to our Post‑retirement Plans in 2016.  We do not expect to contribute to the Retirement Plan in 2016.  As of September 30, 2016, we have contributed $0.2 million and $2.4 million of the annual contribution to the Supplemental Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

There have been no  material changes to our unrecognized tax benefits as reported at December 31, 2015. As of September 30, 2016 and December 31, 2015, the amount of unrecognized tax benefits was $0.1 million. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is less than $0.1 million. We do not expect any material changes in our unrecognized tax benefits during the remainder of 2016.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2016, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2015. The periods subject to examination for our state returns are years 2011 through 2015. We are not currently under examination by federal or state taxing authorities.

Our effective tax rate was 41.3% and 44.7% for the quarters ended September 30, 2016 and 2015, respectively, and 59.5% and 29.7% for the nine months ended September 30, 2016 and 2015, respectively.  During the quarter ended June 30, 2016, the Company entered into a definitive agreement to sell all of the issued and outstanding stock of CCIC in a taxable transaction.  Accounting Standards Codification 740-30-25-7 (“ASC 740”) requires a company to assess whether the excess of the reported amount of an investment in a domestic subsidiary for financial reporting purposes over the underlying tax basis is a taxable temporary difference.  Prior to the quarter ended June 30, 2016, the Company had met the criteria under ASC 740 to not record the tax effects of the taxable temporary difference related to the investment in CCIC as the Company expected to recover its investment in a tax-free manner.  During the quarter ended June 30, 2016, the Company recorded a deferred tax liability and deferred tax expense of $7.5 million to reflect the taxable temporary difference related to the investment in CCIC.  The transaction was completed during the quarter ended September 30, 2016.  During the quarter ended September 30, 2016, the Company reclassified the deferred tax expense of $7.5 million recognized in the quarter ended June 30, 2016 to current tax expense and recorded an additional $0.3 million benefit to current tax expense. For the nine months ended September 30, 2016, this resulted in $7.2 million being recorded as current tax expense to reflect the tax impact of the transaction.  During the quarter ended September 30, 2016, we recorded $0.4 million of deferred tax expense and a corresponding offset to the deferred tax asset related to an additional valuation allowance on $8.1 million state NOL carryforwards.  We also recorded less than $0.1 million of tax benefit during the quarter ended September 30, 2016 to adjust our 2015 provision to match our 2015 returns compared to approximately $0.2 million of tax expense during the quarter ended September 30, 2015 to adjust our 2014 provision to match our 2014 returns.  In addition, for the quarter and nine-month periods ended September 30, 2016 and 2015, the effective tax rate differed from the federal and state statutory rates due to non-deductible expenses and differences in allocable income for the Company’s state tax filings.  Exclusive of these adjustments, our effective tax rate would have been approximately 39.2% and 41.7% for the quarters ended September 30, 2016 and 2015, respectively and 38.8% and 31.5% for the nine-month periods ended September 30, 2016 and 2015, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against us and many other Local Exchange Carriers (“LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers, for certain calls originating from mobile and wireline devices that are routed to us through an interexchange carrier. The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $2.4 million and cover periods dating back to 2006. CenturyLink, Inc. requested that the U.S. District Court’s Judicial Panel on Multi district Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “Court”).  On November 17, 2015, the Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November Order”).  The November Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed Amended Complaints and on June 30, 2016, LEC defendants named in such complaints filed a Joint Motion to Strike or Dismiss the complaints. On August 1, 2016, Sprint filed its Opposition to the Joint Motion and these LEC defendants filed their reply on August 26, 2016.

Relatedly, earlier this year, numerous LECs across the country, including a number of our LEC entities, filed complaints in various U.S. District Courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November Order held could be assessed by LECs. These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the Court. On May 31, 2016, Level 3 filed a Motion to Dismiss these complaints that largely repeated arguments the November Order rejected. Briefing on this Motion to Dismiss has concluded and the Court has yet to issue a decision on it.

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

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries, North Pittsburgh Telephone Company and North Pittsburgh Systems Inc., in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on

December 4, 2015, and we filed our response on January 18, 2016. The Pennsylvania Superior Court held oral arguments on May 17, 2016 and is expected to issue its ruling during the fourth quarter of 2016. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, excluding Consolidated Communications of Illinois Company, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, condensed consolidating statements of operations for the quarters and nine-month periods ended September 30, 2016 and 2015 and condensed consolidating cash flows for the nine months ended September 30, 2016 and 2015 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	September 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,390	$13	$—	$—	$33,403
Accounts receivable, net	—	—	62,200	6,307	(60)	68,447
Income taxes receivable	46,712	—	—	—	(37,580)	9,132
Prepaid expenses and other current assets	—	—	17,769	312	—	18,081
Total current assets	46,712	33,390	79,982	6,619	(37,640)	129,063

Property, plant and equipment, net	—	—	1,011,374	54,154	—	1,065,528

Intangibles and other assets:
Investments	—	8,338	98,578	—	—	106,916
Investments in subsidiaries	2,241,414	2,061,106	14,133	—	(4,316,653)	—
Goodwill	—	—	694,817	66,181	—	760,998
Other intangible assets	—	—	25,671	9,087	—	34,758
Other assets	74	138	6,684	—	—	6,896
Total assets	$2,288,200	$2,102,972	$1,931,239	$136,041	$(4,354,293)	$2,104,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$15,010	$—	$—	$15,010
Advance billings and customer deposits	—	—	27,750	1,505	—	29,255
Dividends payable	19,623	—	—	—	—	19,623
Accrued compensation	—	—	16,630	939	—	17,569
Accrued interest	—	17,163	401	—	—	17,564
Accrued expense	102	118	37,289	705	(60)	38,154
Income tax payable	—	9,403	20,463	7,714	(37,580)	—
Current portion of long term debt and capital lease obligations	—	9,100	5,147	182	—	14,429
Total current liabilities	19,725	35,784	122,690	11,045	(37,640)	151,604

Long-term debt and capital lease obligations	—	1,365,737	11,161	651	—	1,377,549
Advances due to/from affiliates, net	2,103,919	(1,549,258)	(465,200)	(89,461)	—	—
Deferred income taxes	(41,788)	7,991	249,119	23,037	—	238,359
Pension and postretirement benefit obligations	—	—	90,089	18,946	—	109,035
Other long-term liabilities	70	1,304	14,228	489	—	16,091
Total liabilities	2,081,926	(138,442)	22,087	(35,293)	(37,640)	1,892,638
Shareholders’ equity:
Common Stock	507	—	17,411	30,000	(47,411)	507
Other shareholders’ equity	205,767	2,241,414	1,886,494	141,334	(4,269,242)	205,767
Total Consolidated Communications Holdings, Inc. shareholders’ equity	206,274	2,241,414	1,903,905	171,334	(4,316,653)	206,274
Noncontrolling interest	—	—	5,247	—	—	5,247
Total shareholders’ equity	206,274	2,241,414	1,909,152	171,334	(4,316,653)	211,521
Total liabilities and shareholders’ equity	$2,288,200	$2,102,972	$1,931,239	$136,041	$(4,354,293)	$2,104,159

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,877	$7,629	$2,372	$—	$15,878
Accounts receivable, net	—	—	62,460	6,388	—	68,848
Income taxes receivable	23,390	—	352	125	—	23,867
Prepaid expenses and other current assets	—	—	17,456	359	—	17,815
Total current assets	23,390	5,877	87,897	9,244	—	126,408

Property, plant and equipment, net	—	—	1,043,594	49,667	—	1,093,261

Intangibles and other assets:
Investments	—	8,171	97,372	—	—	105,543
Investments in subsidiaries	2,189,142	2,018,472	13,567	—	(4,221,181)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	34,410	9,087	—	43,497
Other assets	—	—	5,187	—	—	5,187
Total assets	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$12,576	$—	$—	$12,576
Advance billings and customer deposits	—	—	26,023	1,593	—	27,616
Dividends payable	19,551	—	—	—	—	19,551
Accrued compensation	—	—	21,094	789	—	21,883
Accrued interest	136	9,084	133	—	—	9,353
Accrued expense	35	190	41,201	958	—	42,384
Current portion of long term debt and capital lease obligations	—	9,100	1,745	92	—	10,937
Total current liabilities	19,722	18,374	102,772	3,432	—	144,300

Long-term debt and capital lease obligations	—	1,372,149	5,101	642	—	1,377,892
Advances due to/from affiliates, net	1,979,788	(1,548,990)	(360,715)	(70,083)	—	—
Deferred income taxes	(32,641)	762	245,579	22,829	—	236,529
Pension and postretirement benefit obligations	—	—	93,097	19,869	—	112,966
Other long-term liabilities	—	1,084	14,540	516	—	16,140
Total liabilities	1,966,869	(156,621)	100,374	(22,795)	—	1,887,827
Shareholders’ equity:
Common Stock	505	—	17,411	30,000	(47,411)	505
Other shareholders’ equity	245,158	2,189,141	1,857,655	126,974	(4,173,770)	245,158
Total Consolidated Communications Holdings, Inc. shareholders’ equity	245,663	2,189,141	1,875,066	156,974	(4,221,181)	245,663
Noncontrolling interest	—	—	5,036	—	—	5,036
Total shareholders’ equity	245,663	2,189,141	1,880,102	156,974	(4,221,181)	250,699
Total liabilities and shareholders’ equity	$2,212,532	$2,032,520	$1,980,476	$134,179	$(4,221,181)	$2,138,526

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(9)	$180,284	$14,560	$(3,294)	$191,541
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	86,403	2,429	(3,186)	85,646
Selling, general and administrative expenses	1,013	—	35,810	3,220	(108)	39,935
Depreciation and amortization	—	—	40,837	2,387	—	43,224
Operating income (loss)	(1,013)	(9)	17,234	6,524	—	22,736
Other income (expense):
Interest expense, net of interest income	—	(19,048)	(68)	41	—	(19,075)
Intercompany interest income (expense)	—	14,727	(14,711)	(16)	—	—
Investment income	—	—	8,735	—	—	8,735
Equity in earnings of subsidiaries, net	9,678	11,858	204	—	(21,740)	—
Other, net	—	(257)	(60)	1	—	(316)
Income (loss) before income taxes	8,665	7,271	11,334	6,550	(21,740)	12,080
Income tax expense (benefit)	1,653	(2,407)	3,625	2,120	—	4,991
Net income (loss)	7,012	9,678	7,709	4,430	(21,740)	7,089
Less: net income attributable to noncontrolling interest	—	—	77	—	—	77
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,012	$9,678	$7,632	$4,430	$(21,740)	$7,012

Total comprehensive income (loss) attributable to common shareholders	$7,853	$10,519	$8,178	$4,563	$(23,260)	$7,853

	Quarter Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$50	$182,455	$14,763	$(3,310)	$193,958
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	83,315	3,088	(3,194)	83,209
Selling, general and administrative expenses	1,224	46	44,646	5,245	(117)	51,044
Depreciation and amortization	—	—	43,917	2,140	—	46,057
Operating income (loss)	(1,224)	4	10,577	4,290	1	13,648
Other income (expense):
Interest expense, net of interest income	—	(19,341)	160	7	—	(19,174)
Intercompany interest income (expense)	(38,598)	41,959	(4,064)	703	—	—
Investment income	—	—	10,601	—	—	10,601
Equity in earnings of subsidiaries, net	30,993	15,037	399	—	(46,429)	—
Other, net	—	(34)	(72)	(4)	—	(110)
Income (loss) before income taxes	(8,829)	37,625	17,601	4,996	(46,428)	4,965
Income tax expense (benefit)	(11,424)	6,632	5,971	1,041	—	2,220
Net income (loss)	2,595	30,993	11,630	3,955	(46,428)	2,745
Less: net income attributable to noncontrolling interest	—	—	150	—	—	150
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$2,595	$30,993	$11,480	$3,955	$(46,428)	$2,595

Total comprehensive income (loss) attributable to common shareholders	$2,791	$31,189	$11,797	$4,039	$(47,025)	$2,791

Condensed Consolidating Statements of Operations

(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(15)	$532,785	$44,344	$(9,856)	$567,258
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	246,856	8,806	(9,533)	246,129
Selling, general and administrative expenses	3,233	7	108,032	8,715	(323)	119,664
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	123,914	6,941	—	130,855
Operating income (loss)	(3,233)	(22)	53,373	19,882	—	70,000
Other income (expense):
Interest expense, net of interest income	46	(56,446)	(476)	49	—	(56,827)
Intercompany interest income (expense)	(63,773)	82,375	(20,116)	1,514	—	—
Investment income	—	166	24,470	—	—	24,636
Equity in earnings of subsidiaries, net	59,840	50,073	565	—	(110,478)	—
Other, net	—	(257)	(100)	(17)	—	(374)
Income (loss) before income taxes	(7,120)	75,889	57,716	21,428	(110,478)	37,435
Income tax expense (benefit)	(22,057)	16,049	20,826	7,469	—	22,287
Net income (loss)	14,937	59,840	36,890	13,959	(110,478)	15,148
Less: net income attributable to noncontrolling interest	—	—	211	—	—	211
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$14,937	$59,840	$36,679	$13,959	$(110,478)	$14,937

Total comprehensive income (loss) attributable to common shareholders	$16,844	$61,747	$38,316	$14,358	$(114,421)	$16,844

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$152	$552,691	$44,823	$(10,120)	$587,546
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	249,931	9,268	(9,722)	249,477
Selling, general and administrative expenses	3,364	135	119,167	14,469	(398)	136,737
Depreciation and amortization	—	—	127,068	6,196	—	133,264
Operating income (loss)	(3,364)	17	56,525	14,890	—	68,068
Other income (expense):
Interest expense, net of interest income	(96)	(60,537)	346	10	—	(60,277)
Intercompany interest income (expense)	(114,367)	125,218	(12,946)	2,095	—	—
Loss on extinguishment of debt	—	(41,242)	—	—	—	(41,242)
Investment income	—	326	25,720	—	—	26,046
Equity in earnings of subsidiaries, net	74,129	57,406	564	—	(132,099)	—
Other, net	—	(27)	(168)	(12)	—	(207)
Income (loss) before income taxes	(43,698)	81,161	70,041	16,983	(132,099)	(7,612)
Income tax expense (benefit)	(38,135)	7,032	23,699	5,146	—	(2,258)
Net income (loss)	(5,563)	74,129	46,342	11,837	(132,099)	(5,354)
Less: net income attributable to noncontrolling interest	—	—	209	—	—	209
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(5,563)	$74,129	$46,133	$11,837	$(132,099)	$(5,563)

Total comprehensive income (loss) attributable to common shareholders	$(4,812)	$74,880	$47,134	$12,103	$(134,117)	$(4,812)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(74,807)	$36,606	$184,604	$27,188	$173,591

Cash flows from investing activities:
Business acquisition, net of cash acquired	(13,422)	—	—	—	(13,422)
Purchases of property, plant and equipment	—	—	(83,867)	(10,291)	(94,158)
Proceeds from sale of assets	—	—	61	10	71
Proceeds from business disposition	20,892	—	—	—	20,892
Net cash provided by (used in) investing activities	7,470	—	(83,806)	(10,281)	(86,617)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	31,000	—	—	31,000
Payment of capital lease obligation	—	—	(1,659)	(98)	(1,757)
Payment on long-term debt	—	(39,825)	—	—	(39,825)
Share repurchases for minimum tax withholding	(71)	—	—	—	(71)
Dividends on common stock	(58,796)	—	—	—	(58,796)
Transactions with affiliates, net	126,204	(268)	(106,755)	(19,181)	—
Net cash provided by (used in) financing activities	67,337	(9,093)	(108,414)	(19,279)	(69,449)
Increase (decrease) in cash and cash equivalents	—	27,513	(7,616)	(2,372)	17,525
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$33,390	$13	$—	$33,403

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(139,544)	$77,987	$218,271	$10,923	$167,637

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(94,111)	(6,008)	(100,119)
Proceeds from sale of assets	—	—	113	5	118
Proceeds from sale of investments	—	—	846	—	846
Net cash used in investing activities	—	—	(93,152)	(6,003)	(99,155)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780	—	—	294,780
Proceeds from issuance of long-term debt	—	61,000	—	—	61,000
Payment of capital lease obligation	—	—	(601)	(57)	(658)
Payment on long-term debt	—	(80,825)	—	—	(80,825)
Redemption of senior notes	—	(261,874)	—	—	(261,874)
Payment of financing costs	—	(4,805)	—	—	(4,805)
Share repurchases for minimum tax withholding	(282)	—	—	—	(282)
Dividends on common stock	(58,643)	—	—	—	(58,643)
Transactions with affiliates, net	198,469	(71,148)	(123,734)	(3,587)	—
Net cash provided by (used in) financing activities	139,544	(62,872)	(124,335)	(3,644)	(51,307)
Increase (decrease) in cash and cash equivalents	—	15,115	784	1,276	17,175
Cash and cash equivalents at beginning of period	—	4,940	820	919	6,679
Cash and cash equivalents at end of period	$—	$20,055	$1,604	$2,195	$23,854

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2015 Annual Report on Form 10-K filed with the SEC. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. You should not place undue reliance on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2016 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers.  Commercial and carrier services provide the majority of our operating revenues and are expected to be the primary driver of our growth in the future.  We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses in order to capitalize on technological advances in the industry.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we recently launched a suite of cloud services and an enhanced hosted voice product, which increases efficiency and enables greater scalability and reliability for businesses. We anticipate future momentum in commercial and carrier services as these new products gain traction as well as from the growing demand from customers for additional bandwidth and data-based services.

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our data, video and voice services.  As the market demands for bandwidth continue to increase as a result of consumer trends toward increased Internet usage, our continued focus is on enhancing product and service offerings, such as our progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gbps in select markets.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability.  As of September 30, 2016, approximately 28% of the homes in the areas we serve subscribe to our data service.  Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speeds resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Total video connections decreased 9% as of September 30, 2016 compared to the same period in 2015.  We believe the trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

Operating revenues also continue to be impacted by the anticipated industry wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase.  Total voice connections decreased 5% as of September 30, 2016 compared to the same period in 2015.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisition

On April 18, 2016, we entered into a definitive agreement to acquire substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC (collectively “CTC”), a private business communications provider in the Champaign-Urbana, IL area.  The acquisition was completed on July 1, 2016.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.

Divestiture

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC operates as an incumbent local exchange carrier providing telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual adjustments, subject to a customary working capital adjustment.  In May 2016, in connection with the expected sale, the carrying value of CCIC was reduced to its estimated fair value and we recognized an impairment loss of $0.6 million during the nine months ended September 30, 2016.  During the quarter and nine months ended September 30, 2016, we recognized an additional loss on the sale of

$0.3 million.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the nine months ended September 30, 2016 to reflect the tax impact of the divestiture.

Restatement of Credit Agreement

On October 5, 2016, the Company and certain of its subsidiaries entered into a Restatement Agreement to amend and restate our existing credit agreement through a Third Amended and Restated Credit Agreement (the “Restated Credit Agreement”).  Under the terms of the Restated Credit Agreement, the Company issued initial term loans in the aggregate amount of $900.0 million, with a maturity date of October 5, 2023, and used the proceeds in part to pay off the outstanding Term 4 loan in the amount of $885.0 million.  The Company also obtained a revolving loan facility of $110.0 million, with a maturity date of October 5, 2021, to replace the existing $75.0 million revolving credit facility scheduled to mature in December 2018.  The terms, conditions and covenants of the initial term loan facility are materially consistent with those of the existing Credit Agreement.  The initial term loan facility has an interest rate of London Interbank Offered Rate (“LIBOR”) plus 3.00% with a 1.00% LIBOR floor and included an original issue discount of 0.25%.  The refinancing is expected to save approximately $2.0 million per year in annual interest expense.  In connection with entering into the Restated Credit Agreement, we expect to incur a loss on the extinguishment of debt of approximately $6.5 million during the quarter ended December 31, 2016.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2016 and 2015.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$49.7	$47.2	$2.5	5%	$147.4	$139.5	$7.9	6%
Voice services	25.1	25.5	(0.4)	(2)	75.4	77.8	(2.4)	(3)
Other	3.5	3.2	0.3	9	8.8	8.6	0.2	2
	78.3	75.9	2.4	3	231.6	225.9	5.7	3
Consumer:
Broadband (VoIP, data and video)	51.4	52.9	(1.5)	(3)	159.1	160.7	(1.6)	(1)
Voice services	13.7	15.1	(1.4)	(9)	42.2	45.8	(3.6)	(8)
	65.1	68.0	(2.9)	(4)	201.3	206.5	(5.2)	(3)
Equipment sales and service	17.7	14.7	3.0	20	37.8	44.9	(7.1)	(16)
Subsidies	11.6	13.9	(2.3)	(17)	37.7	42.8	(5.1)	(12)
Network access	15.6	17.0	(1.4)	(8)	48.7	53.2	(4.5)	(8)
Other products and services	3.3	4.4	(1.1)	(25)	10.2	14.2	(4.0)	(28)
Total operating revenues	191.6	193.9	(2.3)	(1)	567.3	587.5	(20.2)	(3)

Operating Expenses
Cost of services and products	85.6	83.2	2.4	3	246.1	249.5	(3.4)	(1)
Selling, general and administrative costs	40.0	51.0	(11.0)	(22)	119.7	136.7	(17.0)	(12)
Loss on impairment	—	—	—	—	0.6	—	0.6	100
Depreciation and amortization	43.3	46.1	(2.8)	(6)	130.9	133.3	(2.4)	(2)
Total operating expenses	168.9	180.3	(11.4)	(6)	497.3	519.5	(22.2)	(4)
Income from operations	22.7	13.6	9.1	67	70.0	68.0	2.0	3
Interest expense, net	(19.1)	(19.2)	0.1	1	(56.8)	(60.3)	3.5	6
Loss on extinguishment of debt	—	—	—	—	—	(41.2)	41.2	100
Other income	8.4	10.5	(2.1)	(20)	24.2	25.8	(1.6)	(6)
Income tax expense (benefit)	5.0	2.2	2.8	127	22.3	(2.3)	24.6	1,070
Net income (loss)	7.0	2.7	4.3	159	15.1	(5.4)	20.5	380
Net income attributable to noncontrolling interest	—	0.1	(0.1)	(100)	0.2	0.2	—	—
Net income (loss) attributable to common shareholders	$7.0	$2.6	$4.4	169	$14.9	$(5.6)	$20.5	366

Adjusted EBITDA (1)	$77.1	$89.4	$(12.3)	(14)%	$233.7	$249.4	$(15.7)	(6)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2016	2015	Change	% Change
Consumer customers	257,106	270,466	(13,360)	(5)%

Voice connections	462,232	488,037	(25,805)	(5)
Data connections	470,474	452,265	18,209	4
Video connections	108,816	119,643	(10,827)	(9)
Total connections	1,041,522	1,059,945	(18,423)	(2)%

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

Data and transport services revenues increased $2.5 million and $7.9 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to growth in data connections and a continued increase in VoIP, internet access and Metro Ethernet revenues.  Fiber transport and cellular backhaul revenues also increased as network bandwidth demand for wireless data continues to escalate.

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

Voice services revenues decreased $0.4 million and $2.4 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to a 7% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

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

Broadband services revenues decreased $1.5 million and $1.6 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 despite price increases for data and video services implemented in the first quarter of 2016. Total data and video connections decreased 4% and 11%, respectively, as of September 30, 2016 compared to the same period in 2015 as a result of increased competition as consumers are choosing to subscribe to alternative communications services particularly for video services. VoIP revenue also declined during the same periods due to a 10% decline in connections as more consumers continue to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $1.4 million and $3.6 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to a 10% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

We are an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offer network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involves multiple deliverables, revenues are allocated to each respective element based on relative selling price.  Equipment sales and service revenues increased $3.0 million and decreased $7.1 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.  Equipment sales and services are non-recurring and changes in revenues can be attributed to the timing and volume of customer sales, which can vary each quarter and result in positive or negative fluctuations in our quarterly operating revenues and expenses.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies decreased $2.3 million and $5.1 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to the transition to Connect America Fund (“CAF”) Phase II funding in 2015, the scheduled reduction in the annual CAF Phase II rate during the quarter ended September 30, 2016 and a decrease in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $1.4 million and $4.5 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenues decreased $1.1 million and $4.0 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to a decline in outside billing and support services revenue of $0.8 million and $2.9 million, respectively, as a result of the sale of our billing services company in late 2015.  The remainder of the decrease in other products and services revenue for the quarter and nine months ended September 30, 2016 compared to the same periods in 2015 was due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $2.4 million and decreased $3.4 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.  Cost of goods sold related to equipment sales increased $2.3 million in the current quarter but declined $5.3 million year-to-date related to changes in non-recurring equipment sales, which can fluctuate each quarter as discussed above.  Network access costs also increased due to growth in carrier and wireless backhaul services.  However, video programming costs decreased as a result of a 9% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  The change in cost of services and products was also impacted by an increase in pension expense in the current year, but was offset in part by a reduction in incentive compensation in 2016.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $11.0 million and $17.0 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.  During the quarter ended September 30, 2015, an early retirement program was offered to a group of select employees who were 55 years of age or older and who had provided 15 or more years of service.  The early retirement package was accepted by approximately 60 employees and, as a result, one-time severance costs of $7.2 million were incurred during the quarter ended September 30, 2015.  The remaining decrease in selling, general and administrative costs was primarily due to a decline in employee-related costs from the reduction in headcount as part of the Company’s cost saving initiatives implemented in 2015 as well as a decrease in incentive compensation.  Bad debt expense also decreased as a result of recoveries recognized in 2016 and increased reserves in the prior year periods.  However, advertising expense increased due to additional radio advertising and marketing promotions in 2016.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.8 million and $2.4 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due certain circuit equipment, outside plant and software becoming fully depreciated in 2016, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality broadband services at affordable prices and with improved data speeds in rural areas.  Revenues from the federal and certain states’ USFs decreased $2.3 million and $5.1 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to the transition to CAF Phase II funding in 2015, the scheduled reduction in the annual CAF Phase II rate in August 2016, and a decrease in state funding support for our Texas ILEC.

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

An order adopted by the FCC in 2011 (the “Order”) will significantly impact the amount of support revenue we receive from the USF, CAF and ICC.  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, we estimate that our network access revenue for 2016 will be reduced by as much as approximately $1.7 million.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding. For companies that accepted the CAF Phase II funding, there is a three year transition period in instances in which their CAF Phase I funding exceeds the CAF Phase II funding. If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations.  We accepted the CAF Phase II funding in August 2015. The annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding was greater than the CAF Phase I funding, the CAF Phase II funding was received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I.  The acceptance of funding at the lower level will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year. With the sale of CCIC in September 2016, we anticipate that the annual CAF Phase II funding will decrease to $11.5 million.

In March 2015, the FCC released its net neutrality order which applies to all wireline and wireless providers of broadband internet access services.  The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulation’s “bright line” rules disallow blocking, throttling and paid prioritization by internet service providers.  The net neutrality order also requires providers to disclose certain information to consumers on rates, fees, data allowances and packet loss.  Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.  On June 12, 2015, the net neutrality order became effective and has not resulted in any significant changes to the services we provide our customers, nor has it had a material impact on our condensed consolidated financial position or results of operations.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $0.1 million and $3.5 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to a reduction in the interest rate for our outstanding senior notes.  In June 2015, we issued an additional $300.0 million in 6.50% Senior Notes due 2022, which were used, in part, to redeem the then-remaining amount of our outstanding 10.875% Senior Notes due 2020.  Interest expense was also reduced in 2016 from a decline in outstanding debt under our revolving credit facility as well as a decrease in interest expense related to our interest rate swap agreements.

In connection with the redemption in June 2015 of the remaining $227.2 million of the original aggregate principal amount of our 10.875% Senior Notes due 2020, we paid $261.9 million and recognized a loss on the extinguishment of debt of $41.2 million during the nine months ended September 30, 2015.

Other income decreased $2.1 million and $1.6 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to a decline in investment income from our wireless partnership interests. In addition, during the nine months ended September 30, 2015 an other-than-temporary impairment loss of $0.8 million was recognized as a result of the sale of our equity interest in Central Valley Independent Network, LLC in 2015.

Income Taxes

Income taxes increased $2.8 million and $24.6 million during the quarter and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.  Our effective tax rate was 41.3% and 44.7% for the quarters ended September 30, 2016 and 2015, respectively, and 59.5% and 29.7% for the nine months ended September 30, 2016 and 2015, respectively.  During the quarter ended June 30, 2016, the Company entered into a definitive agreement to sell all of the issued and outstanding stock of CCIC in a taxable transaction.  Accounting Standards Codification 740-30-25-7 (“ASC 740”) requires a company to assess whether the excess of the reported amount of an investment in a domestic subsidiary for financial reporting purposes over the underlying tax basis is a taxable temporary difference.  Prior to the quarter ended June 30, 2016, the Company had met the criteria under ASC 740 to not record the tax effects of the taxable temporary difference related to the investment in CCIC as the Company expected to recover its investment in a tax-free manner.  During the quarter ended June 30, 2016, the Company recorded a deferred tax liability and deferred tax expense of $7.5 million to reflect the taxable temporary difference related to the investment in CCIC.  The transaction was completed during the quarter ended September 30, 2016.  During the quarter ended September 30, 2016, the Company reclassified the deferred tax expense of $7.5 million recognized in the quarter ended June 30, 2016 to current tax expense and recorded an additional $0.3 million benefit to current tax expense. For the nine months ended September 30, 2016, this resulted in $7.2 million being recorded as current tax expense to reflect the tax impact of the transaction.  During the quarter ended September 30, 2016, we recorded $0.4 million of deferred tax expense and a corresponding offset to the deferred tax asset related to an additional valuation allowance on $8.1 million state NOL carryforwards.  We also recorded less than $0.1 million of tax benefit during the quarter ended September 30, 2016 to adjust our 2015 provision to match our 2015 returns compared to approximately $0.2 million of tax expense during the quarter ended September 30, 2015 to adjust our 2014 provision to match our 2014 returns.  In addition, for the quarter and nine-month periods ended September 30, 2016 and 2015, the effective tax rate differed from the federal and state statutory rates due to non-deductible expenses and differences in allocable income for the Company’s state tax filings.  Exclusive of these adjustments, our effective tax rate would have been approximately 39.2% and 41.7% for the quarters ended September 30, 2016 and 2015, respectively and 38.8% and 31.5% for the nine-month periods ended September 30, 2016 and 2015, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and nine months ended September 30, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2016	2015	2016	2015
Net income (loss)	$7,089	$2,745	$15,148	$(5,354)
Add (subtract):
Interest expense, net of interest income	19,075	19,174	56,827	60,277
Income tax expense (benefit)	4,991	2,220	22,287	(2,258)
Depreciation and amortization	43,224	46,057	130,855	133,264
EBITDA	74,379	70,196	225,117	185,929

Adjustments to EBITDA:
Other, net (1)	(6,742)	(1,498)	(17,263)	(14,140)
Investment distributions (2)	8,638	19,996	23,218	34,162
Loss on extinguishment of debt	—	—	—	41,242
Non-cash, stock-based compensation (3)	862	742	2,666	2,265
Adjusted EBITDA	$77,137	$89,436	$233,738	$249,458

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$173,591	$167,637
Investing activities	(86,617)	(99,155)
Financing activities	(69,449)	(51,307)
Increase in cash and cash equivalents	$17,525	$17,175

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $173.6 million during the nine-month period ended September 30, 2016, an increase of $6.0 million compared to the same period in 2015.  Cash flows provided by operating activities increased primarily as a result of an increase in net income and changes in working capital primarily related to the timing in the payment of expenditures and an increase in advance billings related to equipment sales.  In addition, net cash provided by operating activities during the nine months ended September 30, 2015 included the payment of various change-in-control and severance agreements as a result of the acquisition of Enventis in 2014.  The increase was also attributed to a reduction in cash contributions to our defined benefit pension plan of $11.3 million during the first nine months of 2016 as compared to the same period in 2015.  However, cash distributions received from our wireless partnerships decreased $10.9 million in 2016 due in part to a non-recurring cash distribution received for the sale of the partnership owned towers during the quarter ended Septermber 30, 2015.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $86.6 million during the nine-month period ended September 30, 2016 and consisted primarily of cash used for capital expenditures and the acquisition of CTC and cash proceeds provided from the sale of CCIC.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $94.2 million during the nine-month period ended September 30, 2016, a decrease of $6.0 million compared to the same period in 2015.  Capital expenditures for the remainder of 2016 are expected to be $32.0 million to $35.0 million, of which approximately 61% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2016 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Acquisitions and Dispositions

On July 1, 2016, we acquired substantially all of the assets of CTC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.

On September 1, 2016, we completed the sale of all of the issued and outstanding stock of CCIC, our non-core, rural ILEC business located in northwest Iowa, for $20.9 million in cash, which is subject to a customary post closing working capital adjustment.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

In December 2013, the Company, through certain of its wholly owned subsidiaries, entered into a Second Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”).  As described below, the Credit Agreement was amended and restated on October 5, 2016.  Prior to the restatement, the Credit Agreement consisted of a $75.0 million revolving credit facility and initial term loans in the aggregate amount of $910.0 million (“Term 4”).  The Credit Agreement also included an incremental term loan facility which provided the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 4 loan was issued in an original aggregate principal amount of $910.0 million with a maturity date of December 23, 2020.  The Term 4 loan contained an original issuance discount of $4.6 million, which was being amortized over the term of the loan.  The Term 4 loan required quarterly principal payments of $2.3 million and had an interest rate of London Interbank Offered Rate (“LIBOR”) plus 3.25% subject to a 1.00% LIBOR floor.

Prior to the restatement of the Credit Agreement, our revolving credit facility had a maturity date of December 23, 2018 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio as of September 30, 2016, the borrowing margin for the three month period ending December 31, 2016 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  Interest is payable at least quarterly.  As of September 30, 2016 and December 31, 2015, borrowings of $8.0 million and $10.0 million, respectively, were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of September 30, 2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of September 30, 2016, $65.4 million was available for borrowing under the revolving credit facility.

Net proceeds from asset sales exceeding certain thresholds, to the extent not reinvested, are required to be used to repay loans outstanding under the Credit Agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of September 30, 2016, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of September 30, 2016, and including the $19.6 million dividend declared in August 2016 and paid on November 1, 2016, we had $263.2 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of September 30, 2016, our total net leverage ratio under the Credit Agreement was 4.38:1.00, and our interest coverage ratio was 4.09:1.00.

Restatement of Credit Agreement

On October 5, 2016, the Company and certain of its subsidiaries entered into a Restatement Agreement to amend and restate the existing Credit Agreement through a Third Amended and Restated Credit Agreement (the “Restated Credit Agreement”).  Under the terms of the Restated Credit Agreement, the Company issued initial term loans in the aggregate amount of $900.0 million, with a maturity date of October 5, 2023 (subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are repaid in full or redeemed in full on or prior to March 31, 2022), and used the proceeds in part to pay off the outstanding Term 4 loan in the amount of $885.0 million.  The Company also obtained a revolving loan facility of $110.0 million, with a maturity date of October 5, 2021, to replace the existing $75.0 million revolving credit facility scheduled to mature in December 2018.  The terms, conditions and covenants of the initial term loan facility are materially consistent with those of the existing Credit Agreement.  The initial term loan facility has an interest rate of LIBOR plus 3.00% with a 1.00% LIBOR floor and included an original issue discount of 0.25%.  The spread on the revolving credit facility consists of a range from 2.50% to 3.25% based upon our total net leverage ratio.  The Company has the ability to borrow an additional $300.0 million of incremental term loans subject to certain terms and conditions and can borrow more than the $300.0 million provided that its senior secured leverage ratio would not exceed 3.00:1.00.  In connection with entering into the Restated Credit Agreement, we expect to incur a loss on the extinguishment of debt of approximately $6.5 million during the quarter ended December 31, 2016.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of September 30, 2016, this ratio was 4.51:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $312.0 million have been paid since May 30, 2012, including the quarterly dividend declared in August 2016 and paid on November 1, 2016, there was $425.6 million of the $737.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of September 30, 2016.  As of September 30, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2016 and 2021.  As of September 30, 2016, the present value of the minimum remaining lease commitments was approximately $17.1 million, of which $5.3 million was due and payable within the next twelve months. The leases require total remaining rental payments of $19.4 million as of September 30, 2016, of which $3.8 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $58.8 million and $58.6 million in dividend payments to shareholders during the nine-month periods ended September 30, 2016 and 2015, respectively.  In August 2016, our board of directors declared a quarterly dividend of $0.38738 per common share, which is payable on November 1, 2016 to stockholders of record at the close of business on October 14, 2016.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2016	2015
Cash and cash equivalents	$33,403	$15,878
Working capital (deficit)	(22,541)	(17,892)
Current ratio	0.85	0.88

Our most significant uses of funds in the remainder of 2016 are expected to be for: (i) dividend payments of approximately $19.6 million; (ii) interest payments on our indebtedness of approximately $26.0 million and principal payments on debt of $2.3 million; and (iii) capital expenditures of between $32.0 million and $35.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2016, we had approximately $4.0 million of these bonds outstanding.

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

In 2016, we expect to make contributions totaling approximately $0.3 million to our non-qualified supplemental retirement plans and $4.0 million to our other post-retirement benefit plans, which represents a decline of $10.9 million from the total contributions made in 2015.  We do not expect to contribute to our qualified defined pension plans in 2016.  As of September 30, 2016, we have contributed $0.2 million and $2.4 million to our non-qualified supplemental retirement plans and our other post-retirement benefit plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information” for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services. Our annual funding under CAF Phase I of $36.6 million will be replaced by annual funding under CAF Phase II of $13.9 million through 2020. In the state of Iowa, where CAF Phase II funding was greater than the CAF Phase I funding, the CAF Phase II funding was received with a retroactive payment back to January 1, 2015. For all other states, funding under CAF Phase II is less than funding under CAF Phase I. The acceptance of funding at the lower level will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year. With the sale of CCIC, we anticipate that the annual CAF Phase II funding will decrease to $11.5 million.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.5 million and $1.1 million during the quarter and nine months ended September 30, 2016 compared to the same period in 2015, respectively.  Our anticipated decline in network access revenue through 2018 is $1.7 million, $2.0 million and $1.9 million in 2016, 2017 and 2018, respectively.

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

As of September 30, 2016, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of September 30, 2016, LIBOR was below the 1.00% floor.  Based on our variable rate debt outstanding as of September 30, 2016, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $3.5 million and $0.1 million, respectively.

As of September 30, 2016, the fair value of our interest rate swap agreements amounted to a net liability of $1.3 million.  Pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $1.3 million as of September 30, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2016.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016.

Change in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against us and many other Local Exchange Carriers (“LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers, for certain calls originating from mobile and wireline devices that are routed to us through an interexchange carrier. The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $2.4 million and cover periods dating back to 2006. CenturyLink, Inc. requested that the U.S. District Court’s Judicial Panel on Multi district Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “Court”).  On November 17, 2015, the Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November Order”).  The November Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed Amended Complaints and on June 30, 2016, LEC defendants named in such complaints filed a Joint Motion to Strike or Dismiss the complaints. On August 1, 2016, Sprint filed its Opposition to the Joint Motion and these LEC defendants filed their reply on August 26, 2016.

Relatedly, earlier this year, numerous LECs across the country, including a number of our LEC entities, filed complaints in various U.S. District Courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November Order held could be assessed by LECs. These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the Court. On May 31, 2016, Level 3 filed a Motion to Dismiss these complaints that largely repeated arguments the November Order rejected. Briefing on this Motion to Dismiss has concluded and the Court has yet to issue a decision on it.

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

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries, North Pittsburgh Telephone Company and North Pittsburgh Systems Inc., in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believe that these claims are without merit and that the alleged damages are completely unfounded.  We had recorded approximately $0.4 million in 2011 in anticipation of the settlement of this case.  During the quarter ended September 30, 2013, we recorded an additional $0.9 million, which included estimated legal fees. A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied. On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and we filed our response on January 18, 2016. The Pennsylvania Superior Court held oral arguments on May 17, 2016 and is expected to issue its ruling during the fourth quarter of 2016. We believe that, despite the appeal, the $1.3 million currently accrued represents management’s best estimate of the potential loss if the verdict is overturned in Salsgiver's favor.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 4, 2016	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

November 4, 2016	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)