Form 10-K
period 2016-12-31
Consolidated Communications Holdings, Inc.
filed 2017-03-01
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $1,313,079,194 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 23, 2017, the registrant had 50,605,844 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

PART I

Note About Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in Part I – Item 1A – “Risk Factors”.   Furthermore, forward-looking statements speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

Item 1.    Business.

Consolidated Communications Holdings, Inc. is a Delaware holding company with operating subsidiaries that provide integrated communications services in consumer, commercial and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas and Wisconsin.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of one of the members of our Board of Directors, Richard A. Lumpkin.  After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company on April 10, 1924.  We were incorporated under the laws of Delaware in 2002, and through our predecessors, we have been providing communications services in many of the communities we serve for more than a century.

In addition to our focus on organic growth in our commercial and carrier channels, we have achieved business growth and a diversification of revenue and cash flow streams that have created a strong platform for future growth through our acquisitions over the last decade.  Our strategic approach to evaluating potential transactions includes analysis of the market opportunity, the quality of the network, our ability to integrate the acquired company efficiently and the potential for creating significant operating synergies and generating positive cash flow at the inception of each acquisition.  Operating synergies are created through the use of consistent platforms, convergence of processes and functional management of the combined entities.  We measure our synergies during the first two years following an acquisition.  For example, the acquisition of our Texas properties in 2004 tripled the size of our business and gave us the requisite scale to make system and platform decisions that would facilitate future acquisitions.  The acquisition of our Pennsylvania properties in 2007 achieved synergies in excess of $12.0 million in annualized savings, which at the time, represented approximately 20% of their operating expense.  The acquisition of SureWest Communications in 2012 achieved synergies of $29.5 million during the two years subsequent to the acquisition date.  Our acquisition of Enventis Corporation (“Enventis”) in October 2014 generated annual operating synergies of approximately $17.0 million during the first two years subsequent to the acquisition date.  Through these acquisitions, we have positioned our business to provide services in rural, suburban and metropolitan markets, with service territories spanning the country.

Through our advanced fiber optic network and multiple data centers, we provide a wide range of communication services and products that include, high-speed Internet access, video services, voice services, private line services, carrier grade access services, network capacity services, a comprehensive suite of cloud services, data center and managed services,

directory publishing and equipment sales.    Consolidated is dedicated to turning technology into solutions, connecting people and enriching how its customers work and live.

Recent Business Developments

Acquisitions

FairPoint Communications, Inc.

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint Communications, Inc. (“FairPoint”) to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  This pending acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The merger is subject to standard closing conditions including the approval of our stockholders and FairPoint’s stockholders, the approval of the listing of additional shares of Consolidated common stock to be issued to FairPoint’s stockholders, required federal and state regulatory approvals and other customary closing conditions.  We expect the merger to close by mid-2017.

Enventis Corporation

On October 16, 2014, we completed our merger with Enventis, an advanced communications provider, which services consumer, commercial and wholesale carrier customer channels primarily in the upper Midwest.  The financial results for Enventis have been included in our consolidated financial statements as of the acquisition date.

See Note 3 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of these transactions.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.consolidated.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies are also available free of charge upon request to Consolidated Communications, Attn: Vice President Investor Relations and Treasurer, 121 S. 17th Street, Mattoon, Illinois 61938.  Our website also contains copies of our Corporate Governance Principles, Code of Business Conduct and Ethics and charter of each committee of our Board of Directors.  The information found on our website is not part of this report or any other report we file with or furnish to the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

We generate the majority of our consolidated operating revenue primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be the primary driver of our growth in the future.  We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  We provide services to a wide range of commercial customers from sole proprietors and other small businesses to multi-location corporations and telecommunications carriers.  Our business suite of services includes local and long-distance calling plans, hosted voice services using cloud network servers, the added capacity for multiple phone lines, scalable broadband Internet, online back-up and business directory listings.  In addition, we recently launched a suite of cloud services and an enhanced hosted voice product that increases efficiency and enables greater scalability and reliability for businesses.

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

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our voice, video and data services.  As the market demands for bandwidth continue to increase as a result of consumer trends toward increased Internet usage, our continued focus is on enhancing product and service offerings, such as our progressively increasing consumer data speeds.   We offer data speeds of up to 1 Gbps in select markets.    Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability.  As of December 31, 2016, approximately 28% of the homes in the areas we serve subscribe to our data service.  Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors”, which is incorporated herein by reference.

Key Operating Statistics

	As of December 31,
	2016	2015	2014
Consumer customers	253,203	268,934	277,753

Voice connections	457,315	482,735	503,120
Data connections	473,403	456,100	443,489
Video connections	106,343	117,882	124,229
Total connections	1,037,061	1,056,717	1,070,838

Sources of Revenue

The following table summarizes our sources of revenue for the last three fiscal years:

	2016		2015		2014
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$196.7	26.5%	$187.5	24.1%	$123.0	19.4%
Voice services	99.8	13.4	103.0	13.3	92.6	14.6
Other	12.5	1.7	12.3	1.6	11.5	1.8
	309.0	41.6	302.8	39.0	227.1	35.8
Consumer:
Broadband (VoIP, data and video)	209.9	28.2	213.6	27.5	200.8	31.6
Voice services	55.3	7.4	60.6	7.8	60.2	9.5
	265.2	35.6	274.2	35.3	261.0	41.1

Equipment sales and service	43.1	5.8	55.0	7.1	10.0	1.5
Subsidies	48.3	6.5	56.3	7.3	53.2	8.4
Network access	63.8	8.6	69.7	9.0	70.2	11.0
Other products and services	13.8	1.9	17.7	2.3	14.2	2.2
Total operating revenues	$743.2	100.0%	$775.7	100.0%	$635.7	100.0%

The comparability of our consolidated results of operations was impacted by the Enventis acquisition that closed on October 16, 2014, as described above.  Enventis’ results are included in our consolidated financial statements as of the date of the acquisition.  The acquisition provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.

All telecommunications providers continue to face increased competition as a result of technology changes and legislative and regulatory developments in the industry.  We continue to focus on commercial growth opportunities and are continually expanding our commercial product offerings for both small and large businesses to capitalize on industry technological advances.  In addition, we expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase, which will offset, in part, the anticipated decline in traditional voice services impacted by the ongoing industry-wide reduction in residential access lines.

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

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including private line, WAN and Ethernet services to provide high bandwidth connectivity across point-to-point and multiple site networks.  Networking services are available at a variety of speeds up to 10 Gbps.  Data center and disaster recovery solutions also provide a reliable and local colocation option for commercial customers.  We have also recently launched a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.

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

Consumer

Broadband Services

Broadband services include revenue from residential customers for subscriptions to our VoIP, data and video products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our data service plans also include wireless internet access, email and internet security and protection.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  We offer multiple voice service plans with customizable calling features and voicemail.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  Video subscribers also have access to our TV Everywhere service, which allows subscriber access to full episodes of available shows, movies and live streams using a computer or mobile device.

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

Equipment Sales and Service

As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  We sold telecommunications equipment, such as key, Private Branch Exchange (“PBX”), IP-based telephone systems and other sophisticated hardware solutions, and offered support services to medium and large business customers.  Through our acquisition of Enventis in 2014, we obtained a leading market relationship with Cisco Systems, Inc. and, as a result, were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.   Our strategic relationship with Cisco as the supplier allowed us to deploy a wide range of collaboration, data center and network technology solutions.  We earned Cisco’s Master Cloud Builder Specialization and received the Data Center Interconnect designation.  We maintained numerous Cisco specializations and authorizations, as well as partner relationships with EMC, NetApp, VMware and other industry-leading vendors in order to provide integrated communication solutions that best fit our customers’ needs.

In December 2016, we completed the sale of our Enterprise Services equipment and IT Services business (“EIS”) to ePlus Technology inc. (“ePlus”).  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services.  The strategic partnership will provide our business customers access to a broader suite of IT solutions, and will also provide ePlus customers access to Consolidated’s business network services.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies are funded by end user surcharges to which telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to participating carriers monthly based upon their respective costs for providing local service.  Similar to access charges, subsidies are regulated by federal and state regulatory commissions.  See Part I – Item 1 – “Regulatory Environment” below and Item 1A – “Risk Factors – Risks Related to the Regulation of Our Business” for further discussion regarding the subsidies we receive”.

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

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2016, 2015 and 2014.

Wireless Partnerships

In addition to our core business, we also derive a significant portion of our cash flow and earnings from investments in five wireless partnerships.  Wireless partnership investment income is included as a component of other income in the consolidated statements of operations.  Our wireless partnership investment consists of five cellular partnerships: GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”), GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), Pennsylvania RSA No. 6(I) Limited Partnership (“RSA 6(I)”) and Pennsylvania RSA No. 6(II) Limited Partnership (“RSA 6(II)”).

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

For the years ended December 31, 2016, 2015 and 2014, we recognized income of $32.6 million, $37.0 million and $34.4 million, respectively, and received cash distributions of $32.1 million, $45.3 million and $34.6 million, respectively, from these wireless partnerships.

Employees

As of December 31, 2016, we employed approximately 1,676 employees, including part-time employees.  We also use temporary employees in the normal course of our business.

Approximately 20% of our employees were covered by collective bargaining agreements as of December 31, 2016.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business”.

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

We operate fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2016, our fiber-optic network consisted of approximately 14,160 route-miles, which includes approximately 4,565 miles of fiber network in Minnesota and surrounding areas, approximately 4,130 miles of fiber network in Texas, approximately 1,800 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 1,815 miles of fiber network in Illinois, approximately 1,085 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and over 765 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area, including both Kansas and Missouri.  In 2014, we expanded our commercial services into the greater Dallas/Fort Worth market, utilizing our existing carrier-class fiber network in this area.  This network previously was used to serve our wholesale and carrier customers.  With the expansion of the network, we began offering fiber based services including dedicated Internet access, wide area network services and hosted private branch exchange (iPBX) to commercial customers in this market.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2016, we had 1,271 cell sites under contract with 1,119 connected and 152 scheduled for completion in 2017.

Business Strategies

Diversify revenues and increase revenues per customer

We continue to transform our business and diversify our revenue streams as we adapt to changes in the regulatory environment and advances in technology.  As a result of acquisitions, our wireless partnerships and increases in the demand for data services, we continue to reduce our reliance on subsidies and access revenue.  Utilizing our existing network and strategic network expansion initiatives, we are able to acquire and serve a more diversified business customer base and create new long-term revenue streams such as wireless carrier backhaul services.  We will continue to focus on growing our broadband and commercial services through the expansion and extension of our fiber network to communities and corridors near our primary fiber routes where we believe we can offer competitive services and increase market share.

We also continue to focus on increasing our revenue per customer, primarily by improving our data market penetration, increasing the sale of other value-added services and encouraging customers to subscribe to our service bundles.

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

Pursue selective acquisitions

We have in the past taken, and expect to continue to take in the future, a disciplined approach in pursuing company acquisitions. When we evaluate potential transactions, important factors include:

•	The market;

•	The quality of the network;

•	The ability to integrate the acquired company efficiently;

•	Existence of significant potential operating synergies; and

•	The transaction will be cash flow accretive from day one.

We believe all of the above criteria will be met in connection with our expected acquisition of FairPoint in 2017.  In the long term, we believe that this transaction will give us additional scale and will better position us financially, strategically and competitively to pursue additional acquisitions.

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

Regulatory Environment

The following summary does not describe all existing and proposed legislation and regulations affecting the telecommunications industry.  Regulation can change rapidly, and ongoing proceedings and hearings could alter the manner in which the telecommunications industry operates.  We cannot predict the outcome of any of these developments, nor their potential impact on us.  See Part I – Item 1A – “Risk Factors—Risks Related to the Regulation of Our Business”.

Overview

Our revenues, which include revenues from such telecommunications services as local telephone service, network access service and toll service, are subject to broad federal and/or state regulation and are derived from various sources, including:

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

We believe that price cap regulation gives us greater pricing flexibility for interstate services, especially in the increasingly competitive special access segment.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  As we have acquired new properties, we have converted them to federal price cap regulation.

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

Unlike the federal system, California, Illinois and Minnesota do not provide an explicit subsidy in the form of a universal service fund for companies of our size.  Therefore, while subsidies from the Federal Universal Service Fund offset the decrease in revenues resulting from the reduction in interstate network access rates, there was no corresponding offset for the decrease in revenues from the reduction in California and Illinois intrastate network access rates.  In Minnesota, Pennsylvania and Texas, the intrastate network access rate regime applicable to our rural telephone companies does not mirror the FCC regime, so the impact of the reforms was revenue neutral.

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

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent telephone company and provides service in rural areas.  As discussed above, the Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements.  However, the Telecommunications Act provides that the rural exemption will cease to apply to competing cable companies if and when the rural carrier introduces video services in a service area, in which case, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect.  Since each of our subsidiaries now provide video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas.  Additionally, in Texas, the Public Utilities Commission of Texas (“PUCT”) has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies.  Our ILEC subsidiaries in California, Illinois, Iowa, Minnesota and Pennsylvania still have the rural exemption in place. We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.

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

The FCC rules regarding the unbundling of network elements did not have an impact on our Illinois and Pennsylvania ILEC operations because these ILECs have rural exemptions.  Our CLEC operations were not significantly affected by the 2005 changes to the UNE rules because they use their own switching for business customers that are served by high capacity loops.  Our Pennsylvania CLEC has a commercial agreement with Verizon that sets the terms of the pricing and provisioning of lines previously served utilizing UNE-P, including Verizon switching service.  Less than 5% of our Pennsylvania CLEC access lines are provisioned utilizing this commercial arrangement.  Although the costs for this arrangement will increase over time pursuant to the terms of the agreement, our relatively low use of Verizon’s switching and our ability to migrate some of the lines to alternative provisioning sources will limit the overall impact on our current cost structure.  The CLEC has experienced moderate increases in the overall cost to provision high-capacity loops, interoffice transport facilities and dark fiber as a result of the FCC’s changes to unbundling requirements for those facilities.  In December 2012, our subsidiary Consolidated Communications Enterprise Services, Inc. (“CCES”), entered into a 5-year wholesale special access agreement with AT&T, which moved us off of the UNE platform, reduced costs and gave us greater flexibility.  This agreement applies to our CLEC operations in California, Illinois, Kansas, Missouri and Texas.

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

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled  $48.4 million, $56.3 million and $53.2 million in 2016, 2015 and 2014, respectively.

In order for an eligible telecommunications carrier (“ETC”) to receive high-cost support, the USF/Intercarrier Compensation (“ICC”) Transformation Order requires states to certify annually that USF support is used only for the provision, maintenance and upgrading of facilities and services for which the support is intended.  States, in turn, require that ETCs file certifications with them as the basis for the state filings with the FCC. Failure to meet the annual data and certification deadlines can result in reduced support to the ETC based on the length of the delay in certification.  Each of our rural telephone companies has been designated as an ETC. For calendar year 2013, the California state certification was due to be filed with the FCC on or before October 1, 2012. We were notified in January 2013 that SureWest Communications (“SureWest”) did not submit the required certification to the California Public Utilities Commission (“CPUC”) in time to be included in its October 1, 2012 submission to the FCC.  In January 2013, we filed a certification with the CPUC and filed a petition with the FCC for a waiver of the filing deadline for the annual state certification. In February 2013, the CPUC filed a certification with the FCC with respect to SureWest. In October 2013, the Wireline Competition Bureau of the FCC denied our petition for a waiver of the annual certification deadline.  In November 2013, we applied for a review of the decision made by the FCC staff by the full Commission.  Management is optimistic that the Company may prevail in its application to the Commission and receive USF funding for the period January 1, 2013 through June 30, 2013 based on the change in SureWest’s USF filing status caused by the change in the ownership of SureWest, the lack of formal notice by the FCC regarding this change in filing status, the fact that SureWest had a previously filed certification of compliance in effect with the FCC for the two quarters for which USF was withheld and the FCC’s past practice of granting waivers to accept late filings in similar situations. However, due to the denial of our petition by the Wireline Competition Bureau and the uncertainty of the collectability of previously recognized revenues, in December 2013 we reversed $3.0 million of previously recognized revenues until such time that the Commission has the opportunity to reach a decision on our application for review.  In October 2016, the FCC denied our request for review and, in December 2016, we filed a petition for review of this denial with the United States Court of Appeals for the District of Columbia Circuit.  The proceeding is currently pending.

FCC Access Charge and Universal Service Reform Order

In November 2011, the FCC released a comprehensive order on access charge and universal service reform (the “Order”).  The access charge portion of the Order systematically reduces minute-of-use-based interstate access, intrastate access and reciprocal compensation rates over a six to nine year period to an end state of bill-and-keep, in which each carrier recovers the costs of its network through charges to its own subscribers, rather than through intercarrier compensation.  The reductions apply to terminating access rates and usage, with originating access to be addressed by the FCC in a later proceeding.  To help with the transition to bill-and-keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (“ARM”) which is funded from the Connect America Fund (“CAF”), and the second is an Access Recovery Charge (“ARC”) which is recovered from end users.  The universal service portion of the Order redirects support from voice services to broadband services, and is now called the CAF.  The initial release of the Order mandated that, in order to receive CAF funding, carriers must agree to provide broadband capability to 100% of their customer base at a minimum speed of 4 Mbps downstream and 1Mbps upstream.

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

In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, our network access revenue decreased approximately $1.7 million, $1.3 million and $1.4 million during 2016, 2015 and 2014, respectively.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers, the acceptance criteria for CAF Phase II funding and the annual reporting requirements, and the introduction of CAF Phase III. For companies that accept the CAF Phase II funding, there is a three year transition period in instances in which their current CAF Phase I funding exceeds the CAF Phase II funding. If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations. We accepted the CAF Phase II funding in August 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020. The acceptance of funding at the lower level for CAF Phase II will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year.

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

Our Illinois rural telephone company is certified by the ILCC to provide local telephone services.  This entity operates as a distinct company from a regulatory standpoint. As described below, Consolidated Communications of Illinois Company (formerly known as Illinois Consolidated Telephone Company) (“CCIL”) has elected the option under Illinois law to have its rates, terms and conditions of service subject to market regulation, meaning it is regulated by competition in the market.  Although, as explained above, the FCC has preempted certain state regulations pursuant to the Telecommunications Act, Illinois retains the authority to impose requirements on our Illinois rural telephone company to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers.  Our Illinois rural telephone company has not had a general rate proceeding before the ILCC since 1983.

The Illinois General Assembly has made major revisions and added significant new provisions to the portions of the Illinois Public Utilities Act governing the regulation and obligations of telecommunications carriers on a number of occasions since 1985.  In 2007, the Illinois legislature addressed competition for cable and video services and authorized statewide licensing by the ILCC to replace the existing system of individual town franchises.  This legislation also imposed substantial state-mandated consumer service and consumer protection requirements on providers of cable and video services.  The requirements generally became applicable to us on January 1, 2008, and we are operating in compliance with the law.  Although we have franchise agreements for cable and video services in all the towns we serve, this statewide franchising authority will simplify the process in the future.  In July 2016, we notified the ILCC and the municipalities with which we have cable and video franchise agreements that we will be filing with the ILCC for statewide franchising authority in 2017.  In 2010, the Illinois General Assembly passed Public Act 96-0927, which updates the telecommunications statute, allowing ILECs, beginning January 1, 2011, to elect deregulation of local services.  The Governor of Illinois signed the bill into law on June 15, 2010.  CCIL elected this option effective April 1, 2014.  Under this option, CCIL’s rates for local services became “competitive” and no longer subject to rate of return regulation, and certain other service quality obligations are reduced.  CCIL is obligated to make certain basic local exchange service packages available to customers.  Public Act 96-0927 also specified that local exchange carriers may not charge intrastate access rates at levels higher than their interstate access rates.  In June 2013, the Illinois legislature approved additional amendments making minor changes to the telecommunications statute.  The current telecommunications statute is currently scheduled to sunset July 1, 2017.

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

Initially, both of our Texas rural telephone companies elected incentive regulation under Chapter 59 and fulfilled the applicable infrastructure requirements, but they changed their election status to Chapter 58 in 2003, which gives them some pricing flexibility for basic services, subject to PUCT approval.  The PUCT could impose additional infrastructure requirements or other restrictions in the future, which could limit the amount of cash that is available to be transferred from our rural telephone companies to the parent entities.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state commissioners in May 2014, which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, and then a competitive test must be met to receive funding.  The Company filed its submission for the needs test on December 28, 2016.  The PUCT issued docket 46699 on January 4, 2017 to review the filing and a decision is expected in the second quarter of 2017.

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

Pennsylvania Universal Service and Access Charges

In 2011, the PAPUC issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it would address state universal funding in 2013, but delayed conducting a proceeding pending any state legislative activity that may occur in the 2017 legislative session.  The Company will continue to monitor this matter.

Minnesota, Iowa and North Dakota

For our CLEC operations in Minnesota, Iowa and North Dakota, we must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves.  Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions for local and interexchange services.  Our CLECs provide services with less regulatory oversight than our ILEC companies.

Our subsidiaries Consolidated Communications of Minnesota Company (formerly Mankato Citizens Telephone Company) (“CCMN”) and Consolidated Communications of Mid-Communications Company (formerly Mid-Communications, Inc.) (“CCMC”) are ILECs. CCMN and CCMC are public utilities operating pursuant to indeterminate permits issued by the

Minnesota Public Utilities Commission (“MPUC”).  Due to the size of our ILEC companies, the MPUC does not regulate our rates of return or profits.  In Minnesota, regulators monitor CCMN and CCMC price and service levels.

Local Government Authorizations

In the various states we operate in, we operate under a structure in which each municipality or other regulatory agencies may impose various fees, such as for the privilege of originating and terminating messages and placing facilities within the municipality, for obtaining permits for street opening and construction, and/or for operating franchises to install and expand fiber optic facilities.

Regulation of Broadband and Internet Services

Video Services

Our cable television subsidiaries each require a state or local franchise or other authorization in order to provide cable service to customers. Each of these subsidiaries is subject to regulation under a framework that exists in Title VI of the Communications Act.

Under this framework, the responsibilities and obligations of franchising bodies and cable operators have been carefully defined.  The law addresses such issues as the use of local streets and rights of way; the carriage of public, educational and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection and similar issues.  In addition, Federal laws place limits on the common ownership of cable systems and competing multichannel video distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area.  Many provisions of the federal law have been implemented through FCC regulations.  The FCC has expanded its oversight and regulation of the cable television-related matters recently.  In some cases, it has acted to assure that new competitors in the cable television business are able to gain access to potential customers and can also obtain licenses to carry certain types of video programming.

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

A number of state and local provisions also affect the operation of our cable systems.  The California legislature adopted the Digital Infrastructure and Video Competition Act of 2006 (“DIVCA”) to encourage further entrance of telephone companies and other new cable operators to compete against the large incumbent cable operators. DIVCA changed preexisting California law to require new franchise applicants to obtain franchise authorizations on the state level. In addition, DIVCA established a general set of state-defined terms and conditions to replace numerous terms and conditions that had applied uniquely in local municipalities, and it repealed a state law that had prohibited local governments from adopting terms for new competitive franchises that differed in any material way from the incumbent’s franchise even if competitive circumstances were very different.  Some portions of this law are also available to incumbent cable operators with existing local franchises who compete against us.

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

Under federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three year cycle began on January 1, 2015.  The Company has successfully negotiated agreements with all of the local television broadcast stations that would have been eligible for “must carry” treatment in each of its markets.  As anticipated, fees under retransmission consent agreements generally underwent marked increases for the 2015 through 2017 period.

Federal law and regulations regulate access to certain programming content that is delivered by satellite. The FCC has provisions in place that ban certain discriminatory practices and unfair acts, and include a presumption that the withholding of regional sports programming by content affiliates of incumbent cable operators is presumptively unlawful. The existing FCC complaint process for program access for both satellite and terrestrially-delivered content is governed on a case-by-case basis.  The FCC currently is considering adopting rules that could make it less burdensome for competing multichannel video programming providers who are denied access to cable-affiliated satellite programming on reasonable terms and conditions to pursue and meet evidentiary standards with respect to program access complaints.  This proceeding remains pending before the FCC.

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

The Company continues to monitor the emergence of video content options for customers that have become available over the Internet, and that may be made available for free, by individual subscription or in conjunction with a separate cable service agreement.  In some cases, this involves the ability to watch episodes of desirable network television programming and to procure additional content related to programs carried on linear cable channels.  These options have increased significantly and can lead cable television customers to terminate or reduce their level of services.  At this time, OTT programming options cannot duplicate the nature or extent of desirable programming carried by cable systems, and the market is still comparatively nascent, but in light of changing technology and events such as the Comcast-NBC transaction, the OTT market will continue to grow and evolve rapidly.

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

The FCC has so far declined to require that cable operators allow unaffiliated Internet service providers to gain access to customers by using the network of the operator’s cable system. The FCC also has considered the benefits of a requirement that cable operators offer programming on their systems on an a la carte or themed basis, but to date has not adopted regulations requiring such action.  These matters may resurface in the future, particularly as the OTT market grows.  In light of the fact that programming is increasingly being made available through Internet connections, some cable operators have considered their own a la carte alternatives.  Content owners with linear channels continue to provide greater “on demand” programming and offerings that maintain the value of their linear channels for customers.

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

In 2009, the FCC proposed to enact rules related to Internet access services, relying in part on the policy principles that it had earlier adopted, but expanding their reach and adding additional provisions.  These rules prohibit discrimination with respect to applications providers, among other things, subject to reasonable network management by an Internet access service provider.

The FCC has asserted that it has jurisdictional authority under the Communications Act for the promotion of an “open Internet” or “net neutrality”.  The FCC elected to adopt these rules in December 2010.  In January 2014, the U.S. Court of Appeals for the D.C. Circuit found that the FCC does have the authority to implement regulation of the Internet if those rules reasonably advance the promotion of broadband deployment and do not violate other statutory requirements.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify among our customer channels.  The telecommunications industry is highly competitive.  We face actual and potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies and cable television companies, and, in some cases, from new forms of providers who are able to offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service.  Consumers are finding television shows of interest to them through the Internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are called over-the-top (“OTT”) services that deliver video content to televisions and computers over the Internet.  OTT services can include episodes of highly-rated television series in their current broadcast seasons.  They also can include content that is related to broadcast or sports content that we carry, but that is distinct and may be available only through the alternative source.

Finally, the transition to digital broadcast television has allowed many consumers to obtain high-definition local broadcast television signals (including many network affiliates) over-the-air using a simple antenna.  Consumers can pursue each of these options without foregoing any of the other options.  We may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

The incumbent telephone carrier in the markets we serve enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers.  The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling services that are competitive with ours among our various customer channels can lead to revenue erosion in other related areas.  We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share; customers may reduce their usage of our services or switch to a less profitable service; and we may need to lower our prices or increase our marketing efforts to remain competitive.

We must adapt to rapid technological change.  If we are unable to take advantage of technological developments, or if we adopt and implement them at a slower rate than our competitors, we may experience a decline in the demand for our service.  Our industry operates in a technologically complex environment.  New technologies are continually developed and products and services undergo constant improvement. Emerging technologies offer consumers a variety of choices for their communication and broadband needs.  To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels.  Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis or at an acceptable cost, and if we fail to employ technologies desired by our customers before our competitors do so or if we do not successfully execute on our technology initiatives.

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

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages to competitors.  Technological developments could require us to make significant new capital investment in order to remain competitive with other service providers.  If we do not replace or upgrade our network and its technology once it becomes obsolete, we will not be able to compete effectively and will likely lose customers.  We also may be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass telephone companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services.  Increasingly, this can be done over wireless facilities and other emerging mobile technologies as well as traditional wired networks.  Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint.  As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services.  Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas.  The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third parties.  If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

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

Video content costs are substantial and continue to increase.  We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit.  In addition, on-demand programming is being made available in response to customer demand.  In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content.  Programming costs are generally assessed on a per-subscriber basis, and therefore, are directly related to the number of subscribers to which the programming is provided.  Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs.  Larger providers can often qualify for discounts based on the number of their subscribers.  This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression.  In addition, escalators in existing content agreements cause cost increases that exceed general inflation.  While we expect these increases to continue, we may not be able to pass our programming cost increases on to our customers, particularly as an increasing amount of programming content becomes available via the Internet at little or no cost.  Also, some competitors or their affiliates own programming in their own right and we may not be able to secure license rights to that programming.  As our programming contracts with content providers expire, there is no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may not be able to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

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

In 2016, 2015 and 2014, we received cash distributions from these partnerships of $32.1 million, $45.3 million and $34.6 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership and the partnerships’ operating results, cash availability and financing needs, as determined by the General Partner at the date of the distribution.  We cannot control the timing, dollar amount or certainty of any future cash distributions from these partnerships.  If cash distributions from these partnerships decrease or end in the future, our results of operations could be adversely affected, and as a result, we may be unable to fulfill our long-term obligations or our ability to pay cash dividends to our shareholders may be restricted.

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

A cyber-attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations and financial condition.    Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties.  We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations.  Failure to prevent, detect and/or mitigate cyber-attacks, information or security breaches of our systems and networks may result in the disclosure or misuse of confidential or proprietary information, which could adversely affect our business, results of operations and financial condition.

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements before they expire, we could have a work stoppage or other labor actions that could materially disrupt our ability to provide services to our customers.  As of December 31, 2016, approximately 20% of our employees were covered by collective bargaining agreements.  These employees are hourly workers located in Texas, Pennsylvania, Minnesota and Illinois service territories and are represented by various unions and locals.  All of the existing collective bargaining agreements expire between 2017 through 2021, of which two contracts covering 5% of our employees will expire in 2017.

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

We may be unable to obtain necessary hardware, software and operational support from third party vendors.  We depend on third party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services and to maintain, upgrade and enhance our network facilities and operations and to support our information and billing systems.  Some of our third-party vendors are our primary source of supply for products and services for which there are few substitutes.  If any of these vendors should experience financial difficulties, have demand that exceeds their capacity or they cannot otherwise meet our specifications, our ability to provide some services may be materially adversely affected in which case our business, financial condition and results of operations may be adversely affected.

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.  We are dependent on easements, franchises and licenses from various private parties, such as established telephone companies and other utilities, railroads and long-distance companies, and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire.  If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks, which would interrupt our operations, force us to find alternative rights-of-way and incur unexpected capital expenditures.

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

Future acquisitions could be expensive and may not be successful.  From time to time, we make acquisitions and investments and enter into other strategic transactions.  In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty incorporating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions.  The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Merger with FairPoint

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the merger and/or result in the incurrence of additional costs.    The merger with FairPoint is currently expected to close by the middle of 2017, assuming that all of the conditions in the Merger Agreement are satisfied or waived.  Certain events may delay the completion of the merger or result in a termination of the Merger Agreement.  Some of these events are outside of our control.  Completion of the merger is conditioned upon our stockholder’s and FairPoint’s stockholders approval.  If the stockholders do not approve, the merger will not be consummated.  Completion of the merger is also conditioned upon, among other things, the receipt of certain governmental consents and regulatory approvals including approval by the FCC.  While Consolidated and FairPoint intend to pursue vigorously all required consents and approvals and do not know of any reason why they would not be able to obtain them in a timely manner, the requirement to obtain these consents and approvals prior to completion of the merger could jeopardize or delay the completion of the merger.  Further, these consents and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of Consolidated or FairPoint.  Such conditions or divestitures may further jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger.

No assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied.  Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the Merger Agreement.  If the merger is not completed by September 30, 2017, or such later date determined in accordance with the Merger Agreement, either FairPoint or Consolidated may terminate the Merger Agreement (provided that the party terminating the Merger Agreement has not materially contributed to the failure to fulfill any condition under the Merger Agreement).

We may incur significant additional costs and expenses in connection with any delay in completing the merger or the termination of the Merger Agreement, including costs under our committed debt financing arrangement to be used to partially fund the merger as well as significant additional transaction costs, including legal, financial advisory, accounting and other costs we have already incurred.  In addition, if the merger is not completed, we may be required to pay a termination fee of $18.9 million under certain circumstances as set forth in the Merger Agreement.

Completion of the merger, the failure to complete the merger and delays completing the merger could adversely affect the market price of our common stock.    Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger.  We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees.  Any delay in completing the merger may significantly reduce the synergies and other benefits that we expect to achieve if we successfully complete the merger within the expected timeframe and integrate the businesses.  In addition, the market price of our common stock may reflect various market assumptions as to whether and when the merger will be completed.  Consequently, the completion of, the failure to complete, or any delay in the completion of the merger could result in a significant adverse change in the market price of our common stock, particularly to the extent that the current market price reflects a market assumption that the merger will be completed.

Whether or not the merger is completed, the pendency of the transaction could cause disruptions in our business, which could have an adverse effect on our business and financial results.  The pendency of the merger could cause disruptions in our business, including, but not limited to, the following:

•

Current and prospective employees may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect FairPoint’s and our ability to retain or attract key managers and other employees;

•

Current and prospective customers of FairPoint or the Company may experience variations in levels of services as the companies prepare for integration or may anticipate change in how they are served and may, as a result, choose to discontinue their service with either company or choose another provider; and

•	The attention of management of each of FairPoint and the Company may be diverted from the operation of the business toward the completion of the merger.

We will incur transaction, integration and restructuring costs in connection with the merger.  We expect to incur significant transaction costs in connection with the merger, including fees of our attorneys, accountants and financial advisors.  In addition, we will incur integration and restructuring costs following the completion of the merger as we integrate the businesses of FairPoint with those of the Company.  Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term.

The integration of the Company and FairPoint following the merger may present significant challenges.  We may face significant challenges in combining FairPoint’s operations into our operations in a timely and efficient manner and in retaining key FairPoint personnel.  The failure to successfully integrate the Company and FairPoint and to manage successfully the challenges presented by the integration process may result in our not achieving the anticipated benefits of the merger, including operational and financial synergies.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.  As of December 31, 2016, we had $1,388.8 million of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

Our credit agreement and the indentures governing our Senior Notes contain covenants that limit management’s discretion in operating our business and could prevent us from capitalizing on opportunities and taking other corporate actions.  Among other things, our credit agreement limits or restricts our ability (and the ability of certain of our subsidiaries), and the separate indentures governing the Senior Notes limit the ability of our subsidiary, Consolidated Communications, Inc., and its restricted subsidiaries to: incur additional debt and issue preferred stock; make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock; make investments and prepay or redeem debt; enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us; create liens; sell or otherwise dispose of assets, including capital stock of, or other ownership interests in subsidiaries; engage in transactions with affiliates; engage in sale and leaseback transactions; engage in a business other than telecommunications; and consolidate or merge.

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

A breach of any of the covenants contained in our credit agreement, in any future credit agreement, or in the separate indentures governing the Senior Notes, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable.  If the amounts outstanding under our credit facilities were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed.  In such a situation, the lenders could foreclose on the assets and capital stock pledged to them.

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

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors.  Our businesses are subject to regulation by the Federal Communications Commission (“FCC”) and other federal, state and local entities.  Rapid changes in technology and market conditions have resulted in changes in how the government addresses telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations.  In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and DVD firms have almost no regulation of their video activities.  Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets.  The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal or state level, could require significant and costly adjustments that would adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our markets.  We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured.  A significant portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Order”) significantly impacts the amount of support revenue we receive from the Universal Service Fund (“USF”), Connect America Fund (“CAF”) and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF funding was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  See Part I – Item 1 – “Regulatory Environment” above for statistics of current CAF funding levels.

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

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety.  Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage and disposal of hazardous materials, asbestos and petroleum products.  We are also subject to laws and regulations governing air emissions from our fleet vehicles.  As a result, we face several risks, including:

•

Hazardous materials may have been released at properties that we currently own or formerly owned (perhaps through our predecessors).  Under certain environmental laws, we could be held liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties and for contamination associated with disposal by us, or by our predecessors, of hazardous materials at third-party disposal sites;

•

We could incur substantial costs in the future if we acquire businesses or properties subject to environmental requirements or affected by environmental contamination.  In particular, environmental laws regulating wetlands, endangered species and other land use and natural resources may increase the costs associated with future business or expansion or delay, alter or interfere with such plans;

•	The presence of contamination can adversely affect the value of our properties and make it difficult to sell any affected property or to use it as collateral; and

•	We could be held responsible for third-party property damage claims, personal injury claims or natural resource damage claims relating to contamination found at any of our current or past properties.

The cost of complying with environmental requirements could be significant.  Similarly, the adoption of new environmental laws or regulations, or changes in existing laws or regulations or their interpretations, could result in significant compliance costs or unanticipated environmental liabilities.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.   Our operations are subject to various federal, state and local tax laws and regulations.   In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees (“tax” or “taxes”) to numerous federal, state and local governmental authorities.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.  In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband Internet access and cloud related services.    We cannot predict future changes to tax laws and regulations or the impact such changes may have on our business.

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

We have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.  See Note 11 to the consolidated financial statements and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our lease obligations.

Item 3.  Legal Proceedings.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 11 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a discussion of recent developments related to these legal proceedings.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”.  As of February 23, 2017, there were approximately 4,679 stockholders of record of the Company’s common stock.  The following table indicates the high and low stock closing prices of the Company’s common stock as reported on the NASDAQ for each of the quarters ending on the dates indicated:

	2016		2015
Period	High	Low	High	Low
First quarter	$ 25.76	$ 18.48	$ 27.86	$ 20.40
Second quarter	$ 27.24	$ 23.53	$ 21.89	$ 19.72
Third quarter	$ 28.38	$ 23.41	$ 21.07	$ 18.89
Fourth quarter	$ 29.68	$ 22.28	$ 22.62	$ 18.79

Dividend Policy and Restrictions

Our Board of Directors declared dividends of approximately $0.38738 per share in each of the periods listed above.  We expect to continue to pay quarterly dividends at an annual rate of approximately $1.55 per share during 2017.  Future dividend payments are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.  Dividends on our common stock are not cumulative.

See Part II - Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion regarding restrictions on the payment of dividends.  See Part I – Item 1A – “Risk Factors” of this report, which sets forth several factors that could prevent stockholders from receiving dividends in the future.  Additional information concerning dividends may be found in “Selected Financial Data” in Part II – Item 6, which is incorporated herein by reference.

Share Repurchases

During the quarter ended December 31, 2016, we repurchased 42,627 common shares surrendered by employees in the administration of employee share-based compensation plans.  The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2016	—	n/a	n/a	n/a
November 1-November 30, 2016	—	n/a	n/a	n/a
December 1-December 31, 2016	42,627	$ 27.21	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 index, the Dow Jones US Fixed-Line Telecommunications Subsector index and a customized peer group of four companies that includes, in addition to us: Alaska Communications Systems Group, Inc., Otelco, Inc. and Shenandoah Telecommunications Company.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2011 in each index and in the peer group.  The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index, the Dow Jones US
Fixed Line Telecommunications Subsector Index,

and a Peer Group

	As of December 31,
(In dollars)	2011	2012	2013	2014	2015	2016
Consolidated Communications Holdings, Inc.	$100.00	$91.13	$122.76	$187.29	$151.72	$207.68
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Dow Jones US Fixed-Line Telecommunications Subsector	$100.00	$115.13	$128.63	$132.83	$137.10	$169.30
Peer Group	$100.00	$103.61	$148.09	$199.99	$203.50	$264.82

Sale of Unregistered Securities

During the year ended December 31, 2016, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Part II - Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes, and other financial data included elsewhere in this annual report.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
(In millions, except per share amounts)	2016	2015	2014 (1)	2013	2012 (2)

Operating revenues	$743.2	$775.7	$635.7	$601.6	$477.9

Cost of products and services (exclusive of depreciation and amortization)	322.8	328.4	242.7	222.5	175.9
Selling, general and administrative expense	157.1	178.2	140.6	135.4	108.2
Acquisition and other transaction costs (3)	1.2	1.4	11.8	0.8	20.8
Intangible asset impairment	0.6	—	—	—	1.2
Depreciation and amortization	174.0	179.9	149.4	139.3	120.3
Income from operations	87.5	87.8	91.2	103.6	51.5

Interest expense, net	(76.8)	(79.6)	(82.5)	(85.8)	(72.6)
Loss on extinguishment of debt	(6.6)	(41.2)	(13.8)	(7.7)	(4.5)
Other income, net	34.1	35.1	33.5	37.3	31.2
Income from continuing operations before income taxes	38.2	2.1	28.4	47.4	5.6
Income tax expense	23.0	2.8	13.0	17.5	0.7
Income (loss) from continuing operations	15.2	(0.7)	15.4	29.9	4.9
Discontinued operations, net of tax (4)	—	—	—	1.2	1.2
Net income (loss)	15.2	(0.7)	15.4	31.1	6.1
Net income of noncontrolling interest	0.3	0.2	0.3	0.3	0.5
Net income (loss) attributable to common shareholders	$14.9	$(0.9)	$15.1	$30.8	$5.6
Income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$0.29	$(0.02)	$0.35	$0.73	$0.12
Discontinued operations, net of tax	—	—	—	0.03	0.03
Net income (loss) per common share - basic and diluted	$0.29	$(0.02)	$0.35	$0.76	$0.15

Weighted-average number of shares - basic and diluted	50,301	50,176	41,998	39,764	34,652

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$218.2	$219.2	$187.8	$168.5	$119.7
Cash flows used for investing activities	(108.3)	(119.5)	(246.9)	(107.4)	(468.5)
Cash flows (used for) provided by financing activities	(98.7)	(90.4)	60.2	(71.6)	257.5
Capital expenditures	125.2	133.9	109.0	107.4	77.0

Consolidated Balance Sheet:
Cash and cash equivalents	$27.1	$15.9	$6.7	$5.6	$17.9
Total current assets	133.2	126.4	134.1	87.7	109.3
Net property, plant and equipment	1,055.2	1,093.3	1,137.5	885.4	907.7
Total assets	2,092.8	2,138.5	2,211.8	1,733.8	1,780.7
Total debt (including current portion)	1,391.7	1,388.8	1,351.2	1,208.3	1,205.0
Stockholders’ equity	176.3	250.7	330.8	152.3	136.1

Other financial data (unaudited):
Adjusted EBITDA (5)	$305.8	$328.9	$288.4	$286.5	$231.8

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

(5)

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

The following tables are a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2016	2015	2014	2013	2012
Net income (loss) from continuing operations	$15.2	$(0.7)	$15.4	$29.9	$4.9
Add (subtract):
Interest expense, net of interest income	76.8	79.6	82.5	85.8	72.6
Income tax expense	23.0	2.8	13.0	17.5	0.7
Depreciation and amortization	174.0	179.9	149.4	139.3	120.3
EBITDA	289.0	261.6	260.3	272.5	198.5

Adjustments to EBITDA:
Other, net (a)	(25.5)	(22.3)	(23.9)	(31.5)	(3.9)
Investment distributions (b)	32.1	45.3	34.6	34.8	29.2
Loss on extinguishment of debt (c)	6.6	41.2	13.8	7.7	4.5
Intangible asset impairment (d)	0.6	—	—	—	1.2
Non-cash, stock-based compensation (e)	3.0	3.1	3.6	3.0	2.3
Adjusted EBITDA	$305.8	$328.9	$288.4	$286.5	$231.8

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I – Item 1  – “Note About Forward-Looking Statements” and Part I –  Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated”, the “Company”, “we” or “our”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2016 included elsewhere in this Annual Report on Form 10-K.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be the primary driver of our growth in the future.  We continue to focus on commercial and broadband growth opportunities and are continually expanding our commercial product offerings for both small and large businesses in order to capitalize on technological advances in the industry.  We can leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we recently launched a suite of cloud services and an enhanced hosted voice product, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these new products gain traction as well as from the growing demand from customers for additional bandwidth and data-based services.

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our data, video and voice services.  As the market demands for bandwidth continue to increase as a result of consumer trends toward increased Internet usage, our continued focus is on enhancing product and service offerings, such as our progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gbps in select markets.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability.  As of December 31, 2016, approximately 28% of the homes in the areas we serve subscribe to our data service.  Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speeds resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Total video connections decreased 10% as of December 31, 2016 compared to the same period in 2015.  We believe the trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

Operating revenues also continue to be impacted by the anticipated industry wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase.  Total voice connections decreased 5% as of December 31, 2016 compared to the same period in 2015.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint Communications, Inc. (“FairPoint”) to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The merger is subject to standard closing conditions including the approval of our stockholders and FairPoint’s stockholders, the approval of the listing of additional shares of Consolidated common stock to be issued to FairPoint’s stockholders, required federal and state regulatory approvals and other customary closing conditions.  We expect the merger to close by mid-2017.

In connection with the merger, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in the “Liquidity and Capital Resources” section below, that in addition to cash on hand and other sources of liquidity, will be used to repay and redeem certain existing indebtedness of FairPoint and pay the fees and expenses in connection with the merger.

Champaign Telephone Company, Inc.

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

Enventis Corporation

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

Divestitures

On December 6, 2016, we completed the sale of substantially all of the assets of the Company’s Enterprise Services equipment and IT Services business (“EIS”) to ePlus Technology inc. (“ePlus”) for cash proceeds of $9.2 million net of a customary working capital adjustment.  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services.  The strategic partnership will provide our business customers access to a broader suite of IT solutions, and will also provide ePlus customers access to Consolidated’s business network services.  During the year ended December 31, 2016, we recognized a gain of $0.6 million on the sale, which is included in other, net in the consolidated statement of operations.

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC operates as an incumbent local exchange carrier providing telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  In May 2016, in connection with the expected sale, the carrying value of CCIC was reduced to its estimated fair value and we recognized an impairment loss of $0.6 million during the year ended December 31, 2016.  We recognized an additional loss on the sale of $0.3 million during the year ended December 31, 2016, which is included in other, net in the consolidated statement of operations, as a result of changes in estimated working capital.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the year ended December 31, 2016 to reflect the tax impact of the divestiture.

Restatement of Credit Agreement

On October 5, 2016, we amended and restated our existing credit agreement through a Third Amended and Restated Credit Agreement (the “Restated Credit Agreement”).  Under the terms of the Restated Credit Agreement, we obtained initial term loans in the aggregate amount of $900.0 million, with a maturity date of October 5, 2023 (subject to an earlier maturity date of March 31, 2022 under certain conditions), and used the proceeds in part to pay off the outstanding term loan in the amount of $885.0 million.  The initial term loan facility has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.  The refinancing is expected to save approximately $2.0 million per year in annual interest expense.  We also obtained a revolving loan facility of $110.0 million maturing in October 2021, to replace the existing $75.0 million revolving credit facility scheduled to mature in December 2018.  In connection with entering into the Restated Credit Agreement, we incurred a loss on the extinguishment of debt of $6.6 million during the year ended December 31, 2016.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2016, 2015 and 2014.

Financial Data

				% Change
				2016 vs.	2015 vs.
(In millions, except for percentages)	2016	2015	2014	2015	2014
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$196.7	$187.5	$123.0	5%	52%
Voice services	99.8	103.0	92.6	(3)	11
Other	12.5	12.3	11.5	2	7
	309.0	302.8	227.1	2	33
Consumer:
Broadband (VoIP, data and video)	209.9	213.6	200.8	(2)	6
Voice services	55.3	60.6	60.2	(9)	1
	265.2	274.2	261.0	(3)	5
Equipment sales and service	43.1	55.0	10.0	(22)	450
Subsidies	48.3	56.3	53.2	(14)	6
Network access	63.8	69.7	70.2	(8)	(1)
Other products and services	13.8	17.7	14.2	(22)	25
Total operating revenues	743.2	775.7	635.7	(4)	22

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	322.8	328.4	242.7	(2)	35
Selling, general and administrative costs	157.1	178.2	140.6	(12)	27
Acquisition and other transaction costs	1.2	1.4	11.8	(14)	(88)
Loss on impairment	0.6	—	—	100	—
Depreciation and amortization	174.0	179.9	149.4	(3)	20
Total operating expenses	655.7	687.9	544.5	(5)	26
Income from operations	87.5	87.8	91.2	(0)	(4)
Interest expense, net	(76.8)	(79.6)	(82.5)	(4)	(4)
Loss on extinguishment of debt	(6.6)	(41.2)	(13.8)	(84)	199
Other income	34.1	35.1	33.5	(3)	5
Income tax expense	23.0	2.8	13.0	721	(78)
Net income (loss)	15.2	(0.7)	15.4	2,271	(105)
Net income attributable to noncontrolling interest	0.3	0.2	0.3	50	(33)
Net income (loss) attributable to common shareholders	$14.9	$(0.9)	$15.1	1,756	(106)

Adjusted EBITDA (1)	$305.8	$328.9	$288.4	(7)%	14%

(1)	A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

The comparability of our consolidated results of operations was impacted by the Enventis acquisition that closed on October 16, 2014, as described above.  Enventis’ results are included in our consolidated financial statements as of the date of the acquisition.  The acquisition provides additional diversification of the Company’s revenues and cash flows both geographically and by service type.

Key Operating Statistics

				% Change
				2016 vs.	2015 vs.
	2016	2015	2014	2015	2014
Consumer customers	253,203	268,934	277,753	(6)%	(3)%

Voice connections	457,315	482,735	503,120	(5)	(4)
Data connections	473,403	456,100	443,489	4	3
Video connections	106,343	117,882	124,229	(10)	(5)
Total connections	1,037,061	1,056,717	1,070,838	(2)%	(1)%

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

Data and transport services revenue increased $9.2 million during 2016 compared to 2015 and $64.5 million during 2015 compared to 2014 primarily from growth in data connections and a continued increase in VoIP, Internet access and Metro Ethernet revenue.  Fiber transport and cellular backhaul revenue also increased as network bandwidth demand for wireless data continues to escalate.   The acquisition of Enventis in 2014 accounted for $57.5 million of the annual increase in data and transport services revenue during 2015 compared to 2014.

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

Voice services revenue decreased $3.2 million during 2016 compared to 2015 and increased  $10.4 million during 2015 compared to 2014.   Excluding the addition of Enventis revenue, voice services revenue decreased $4.0 million during 2015 compared to 2014.  The decline in voice services was primarily due to a 7% decline in access lines during 2016 compared to 2015, and a 5% decline in access lines during 2015 compared to 2014 as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

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

Broadband services revenue decreased $3.7 million during 2016 compared to 2015 despite price increases for data and video services implemented during 2016.  Total data and video connections decreased 5% and 11%, respectively, as of December 31, 2016 compared to the same period in 2015 as a result of increased competition as consumers are choosing to subscribe to alternative communications services particularly for video services.  VoIP revenue also declined during that same period due to an 11% decline in voice connections as consumers increasingly rely exclusively on wireless service.

Broadband services revenue increased $12.8 million during 2015 compared to 2014. Excluding the addition of Enventis revenue, broadband services revenue decreased $0.7 million during 2015 primarily due to an 8% decline in video connections and increased discounts on our data service offerings.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenue decreased $5.3 million during 2016 compared to 2015 and increased $0.4 million during 2015 compared to 2014.   Excluding the addition of Enventis revenue, voice services revenue decreased $5.1 million during 2015 compared to 2014.  The decline in voice services was primarily due to a 10% and 9% decline in access lines in 2016 and 2015, respectively.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

We were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involved multiple deliverables, revenue was allocated to each respective element based on the relative selling price.  Equipment sales and services were non-recurring and changes in revenue were due to the timing and volume of customer sales, which varied each quarter and resulted in fluctuations in our quarterly operating revenues and expenses.  Equipment sales and service revenue decreased $11.9 million during 2016 compared to 2015 partially due to the sale of EIS in December 2016, and increased $45.0 million during 2015 compared to 2014 due to the acquisition of Enventis in 2014.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies decreased $8.0 million during 2016 compared to 2015 and increased $3.1 million during 2015 compared to 2014.  Excluding the addition of Enventis revenue, subsidies revenue decreased $3.7 million during 2015 compared to 2014.  Subsidies decreased each period primarily as a result of the transition from CAF Phase I to CAF Phase II funding in 2015, the scheduled reduction in the annual CAF Phase II rate in 2016, a reduction in state funding support for our Texas ILEC, and the sale of CCIC in 2016.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenue, network special access services and end user access.  Switched access revenue includes access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenue decreased $5.9 million during 2016 compared to 2015 and $0.5 million during 2015 compared to 2014.  Excluding the addition of Enventis revenue, network access services revenue decreased $7.8 million during 2015 compared to 2014 primarily as a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenue decreased $3.9 million during 2016 compared to 2015 primarily due to a decline in outside billing and support services revenue of $3.0 million as a result of the sale of our billing services company in late 2015.  The remainder of the decrease in other products and services revenue was due to a decline in telephone directory advertising revenues.

Other products and services revenue increased $3.5 million during 2015 compared to 2014 primarily from the addition of Enventis revenue of $3.9 million for its billing and support services and an increase in video advertising revenues, which was offset by a decline in directory publishing revenue.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $5.6 million during 2016 compared to 2015. Cost of goods sold related to equipment sales decreased $8.5 million in 2016 related to changes in non-recurring equipment sales and the sale of EIS in December as discussed above.  Video programming costs decreased as a result of a 10% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve.  However, network access costs increased due to growth in carrier and wireless backhaul services during the year.  The change in cost of services and products was also impacted by an increase in pension expense in the current year, but was offset in part by a reduction in incentive compensation in 2016.

In 2015,  cost of services and products increased $85.7 million compared to 2014 primarily due to the addition of the operations for Enventis during 2014, which accounted for $80.3 million of the increase.  Video programming costs also increased $5.0 million due to increases in programming license fees as costs per program channel continue to rise.  Network access costs also increased as a result of growth in carrier and wireless backhaul services.  However, these increases were partially offset by a decline in employee costs due to a reduction in headcount.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $21.1 million during 2016 compared to 2015  primarily due to a decline in employee-related costs from a reduction in headcount as part of the Company’s cost saving initiatives implemented in 2015 as well as a decrease in incentive compensation.  In addition, one-time severance costs of $7.2 million were incurred in 2015 as a result of an early retirement program offered to a group of select employees as described below.  Bad debt expense also decreased as a result of recoveries recognized in 2016 and increased reserves in the prior year periods.  However, advertising expense increased due to additional radio advertising and marketing promotions in 2016.

Selling, general and administrative costs increased $37.6 million during 2015 compared to 2014. The acquisition of Enventis in 2014 contributed $29.7 million of the increase.  As part of the Company’s continued integration efforts, an early retirement program was initiated during 2015 to a group of select employees who were 55 years of age or older and who have provided 15 or more years of service.  The employees were primarily in non-customer facing positions or positions in which the Company believed the retiree’s workload could be absorbed internally as part of the Company’s continuing cost saving initiatives.  The early retirement package was accepted by approximately 60 employees and, as a result, one-time severance costs of $7.2 million were incurred in 2015.  The Company expects approximately $4.8 million in future annual savings as a result of the early retirement program.  The remaining increase in selling, general and administrative costs was primarily due to an increase in property taxes and regulatory fees and increased pension costs in 2015.  These increases were offset in part by a decline in employee-related costs and a reduction in advertising expense in 2015.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs decreased $0.2 million and  $10.4 million in 2016 and 2015, respectively, primarily as a result of the acquisition of Enventis, which closed in the fourth quarter of 2014.  In 2014, we incurred $11.8 million in transaction related fees in connection with the acquisition of Enventis.  Transaction costs consist primarily of legal, finance and other professional fees as well as expenses related to change-in-control payments to former employees of the acquired companies.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.9 million during 2016 compared to 2015,  primarily due certain circuit equipment, outside plant and software becoming fully depreciated in 2016, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services.

In 2015, depreciation and amortization expense increased $30.5 million compared to 2014, primarily as a result of the acquisition of Enventis during 2014, which accounted for $31.4 million of the increase.  Excluding the addition of the operations for Enventis, depreciation and amortization expense decreased $0.9 million in 2015 due to certain circuit, network and terminal equipment becoming fully depreciated during 2015, which was offset in part by capital expenditures for internally developed software and outside plant related to integration and success based projects.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs decreased $8.0 million in 2016 compared to 2015 primarily due to the transition to CAF Phase II funding in 2015, the scheduled reduction in the annual CAF Phase II rate in August 2016, and a decrease in state funding support for our Texas ILEC.

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, Connect America Fund (“CAF”) and intercarrier compensation (“ICC”). The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, our network access revenue decreased approximately $1.7 million, $1.3 million and $1.4 million during 2016, 2015 and 2014, respectively.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding. For companies that accept the CAF Phase II funding, there is a three year transition period in instances in which their current CAF Phase I funding exceeds the CAF Phase II funding. If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately. Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations. We accepted the CAF Phase II funding in August 2015. The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020. The acceptance of funding at the lower level CAF Phase II will transition over a three year period based on the CAF Phase I funding levels at the rates of 75% in the first year, 50% in the second year and 25% in the third year.

In March 2015, the FCC released its net neutrality order which applies to all wireline and wireless providers of broadband internet access services.  The net neutrality order addresses several areas that will be regulated and others that are subject to forbearance.  The regulations disallow blocking, throttling and paid prioritization by internet service providers.  The net neutrality order also requires providers to disclose certain information to consumers on rates, fees, data allowances and packet loss.  Finally, it gives the FCC codified enforcement authority and it forbears on certain Title II regulations.  On June 12, 2015, the net neutrality order became effective and has not resulted in any significant changes to the services we provide our customers, nor has it had a material impact on our consolidated financial position or results of operations.

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

Pennsylvania

In 2011, the Pennsylvania Public Utilities Commission (“PAPUC”) issued an intrastate access reform order reducing intrastate access rates to interstate levels in a three-step process, which began in March 2012.  With the release of the FCC order in November 2011, the PAPUC temporarily issued a stay.  A final stay was issued in 2012 to implement the FCC ordered intrastate access rate changes.  The PAPUC had indicated that it would address state universal funding in 2013, but delayed conducting a proceeding pending any state legislative activity that may occur in the 2017 legislative session.  The Company will continue to monitor this matter.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state commissioners in May 2014, which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  The Company filed its submission for the needs test on December 28, 2016.  The PUCT issued docket 46699 on January 4, 2017 to review the filing and a decision is expected in the second quarter of 2017.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, decreased $2.8 million during 2016 compared to 2015 primarily due to a reduction in the interest rate for our outstanding senior notes.  In June 2015, we issued an additional $300.0 million in 6.50% Senior Notes due 2022, which were used, in part, to redeem the then-remaining amount of our outstanding 10.875% Senior Notes due 2020.  Interest expense was also reduced in 2016 from a decline in outstanding debt under our revolving credit facility as well as a decrease in interest expense related to our interest rate swap agreements.

During 2015, interest expense, net of interest income, decreased $2.9 million compared to 2014 primarily due to a reduction in the interest rate for our outstanding senior notes as a result of the redemption of our outstanding 10.875% Senior Notes due 2020, as described above.  Interest expense was also reduced in 2015 by declines in non-cash interest expense related to our de-designated interest rate swap agreements and additional financing costs in 2014 related to the bridge loan facility obtained for the Enventis acquisition.

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  These interest rate swap agreements matured on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in accumulated other comprehensive income (loss) (“AOCI”).  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps are immediately recognized in earnings as interest expense.  During the years ended December 31, 2016, 2015 and 2014, gains of $0.2 million, $0.8 million and $1.6 million, respectively, were recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

Loss on Extinguishment of Debt

In 2016, we amended our Credit Agreement to restate and amend our term loan credit facilities.  In connection with entering into the amended and restated credit agreement, we incurred a  loss on the extinguishment of debt of $6.6 million during the year ended December 31, 2016.

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

Other Income

Other income decreased $1.0 million during 2016 compared to the same period in 2015, primarily due to a decline in investment income of $3.7 million due to lower earnings from our wireless partnership interests.  In addition, we recognized an impairment loss of $0.8 million as a result of the sale of our equity interest in Central Valley Independent Network, LLC in 2015.  However, other, net increased $2.7 million compared to 2015 due to the reversal of a legal contingency of $0.8 million in 2016 while 2015 included additional reserves related to disputed tax assessments.

In 2015, other income increased $1.6 million compared to 2014 primarily due to an increase in investment income of  $2.2 million as a result of increased earnings from our wireless partnership interests, which was reduced in part by an impairment loss of $0.8 million recognized during 2015 from the sale of our equity interest in Central Valley Independent Network, LLC.  Other, net decreased $0.6 million compared to 2014 primarily due to additional reserves related to disputed tax assessments recognized in 2015.

Income Taxes

Income taxes increased $20.2 million in 2016 compared to 2015.  Our effective rate was 60.2% for 2016 compared to 131.9% for 2015.  In 2016, we placed additional valuation allowances on state NOL and state tax credit carryforwards of $8.4 million and related deferred tax assets of $0.6 million. We also recorded a net decrease of $1.5 million to our net state deferred tax liabilities and a corresponding decrease to our state tax expense due to changes in state deferred income tax

rates.    On September 1, 2016, we completed the sale of all the issued and outstanding stock of CCIC in a taxable transaction.  As a result, we recorded an increase to our current tax expense of $7.2 million to reflect the tax impact of the transaction.  On December 5, 2016, we completed the sale of substantially all of the assets of our EIS business.  As a result, we recorded an increase to our current tax expense of $1.5 million related to the derecognition of $4.2 million of noncash goodwill allocated to the disposed business that is not deductible for tax purposes.  In 2015, we placed additional valuation allowances on state NOL and state tax credit carryforwards of $5.0 million and related deferred tax assets of $0.9 million. We also recorded a net increase of $1.9 million to our net state deferred tax liabilities and a corresponding increase to our state tax expense due to changes in state deferred income tax rates.  Exclusive of these adjustments, our effective tax rate for 2016 would have been approximately 38.8% compared to 7.9% for 2015.  The 2016 effective tax rate differed from the federal and state statutory rates primarily due to differences in allocable income for the Company’s state tax filings.

Income taxes decreased $10.2 million in 2015 compared to 2014.  Our effective rate was 131.9% for 2015 compared to 45.8% for 2014.  In 2015, we placed additional valuation allowances on state NOL and state tax credit carryforwards of $5.0 million and related deferred tax assets of $0.9 million. We also recorded a net increase of $1.9 million to our net state deferred tax liabilities and a corresponding increase to our state tax expense due to changes in state deferred income tax rates.  In 2014, we released the full $1.5 million valuation allowance and related deferred tax asset of $0.5 million maintained against the Federal NOL carryforwards subject to separate return limitation year restrictions and placed a valuation allowance on the state tax credit carryforwards of $0.5 million and related deferred tax asset of $0.3 million.  The acquisition of Enventis on October 16, 2014 resulted in changes to our unitary state filings and correspondingly our state deferred income taxes.  These changes resulted in a net increase of $2.1 million to our net state deferred tax liabilities and a corresponding increase to our state tax.  In addition, we incurred non-deductible transaction costs in relation to the acquisition that resulted in an increase to our tax provision of $0.7 million. Exclusive of these adjustments, our effective tax rate for 2015 would have been approximately 7.9% compared to 36.6% for 2014.  The 2015 effective tax rate differed from the federal and state statutory rates primarily due to state tax credits and differences in allocable income for the Company’s state tax filings.

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

The following tables are a reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands, unaudited)	2016	2015	2014
Net income (loss)	$15,196	$(671)	$15,388
Add (subtract):
Interest expense, net of interest income	76,826	79,618	82,537
Income tax expense	22,962	2,775	13,027
Depreciation and amortization	174,010	179,922	149,435
EBITDA	288,994	261,644	260,387

Adjustments to EBITDA:
Other, net (1)	(24,955)	(22,360)	(23,920)
Investment distributions (2)	32,144	45,316	34,600
Loss on extinguishment of debt	6,559	41,242	13,785
Non-cash, stock-based compensation (3)	3,017	3,060	3,636
Adjusted EBITDA	$305,759	$328,902	$288,488

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$218,233	$219,179	$187,785
Investing activities	(108,287)	(119,540)	(246,861)
Financing activities	(98,747)	(90,440)	60,204
Increase (decrease) in cash and cash equivalents	$11,199	$9,199	$1,128

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $218.2 million in 2016, a decrease of $0.9 million as compared to 2015.  Cash flows provided by operating activities decreased primarily as a result of changes in working capital related to the timing in the payment of expenditures.  In 2016, cash distributions received from our wireless partnerships also decreased $13.2 million due in part to a non-recurring cash distribution received for the sale of the partnership owned towers in 2015.  However, cash contributions to our defined benefit pension plan decreased $11.3 million in 2016 as compared to 2015.  In addition, in 2015, net cash provided by operating activities included the payment of various change-in-control and severance agreements as a result of the acquisition of Enventis in 2014.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $108.3 million during 2016  and consisted primarily of cash used for capital expenditures and the acquisition of CTC and cash proceeds provided from the sale of CCIC and EIS.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $125.2 million in 2016, a decrease of $8.7 million compared to 2015.  Capital expenditures for 2017 are expected to be $115.0 million to $120.0 million, of which approximately 56% is planned for success-based capital projects for consumer, commercial and carrier initiatives.  Capital expenditures in 2017 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Acquisitions and Dispositions

On July 1, 2016, we acquired substantially all of the assets of CTC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.

In 2016, we received cash proceeds of $30.1 million for the sale of CCIC, our rural ILEC business located in northwest Iowa and the sale of EIS, our non-core equipment and IT services business.

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities consists primarily of our proceeds and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2016:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes, net of discount	$495,698	October 1, 2022	6.50%
Term loan 5, net of discount	893,088	October 5, 2023	LIBOR plus 3.00%
Revolving loan	—	October 5, 2021	LIBOR plus 3.00%
Capital leases	16,857	May 31, 2021	6.83	% (2)
	$1,405,643

(1)	At December 31, 2016, the 1-month LIBOR applicable to our borrowings was 0.64%. The Term 5 loan is subject to a 1.00% LIBOR floor.

(2)	Weighted-average rate.

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  The refinancing of the Credit Agreement increased the borrowing capacity of the revolving loan facility, extended the maturities of the debt outstanding, reduced the interest rate of the term loan, and increased the secured leverage ratio of the incremental term loan facility.  Under the terms of the new Credit Agreement, we issued initial term loans in the aggregate amount of $900.0 million (“Term 5”) and used the proceeds in part to repay the outstanding term loans from the previous agreement in its entirety.  We also obtained a revolving loan facility of $110.0 million to replace the existing $75.0 million revolving credit facility scheduled to mature in December 2018. The Credit Agreement also includes an incremental term loan facility, which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions and can borrow more than $300.0 million provided that its senior secured leverage ratio would not exceed 3.00:1.00.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company (formerly Illinois Consolidated Telephone Company) and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

In connection with entering into the restated credit agreement in October 2016, fees of $3.9 million were capitalized as deferred debt issuance costs.  These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the consolidated statements of operations. We also incurred a loss on the extinguishment of debt of $6.6 million during the year ended December 31, 2016 related to the repayment of the outstanding term loan under the previous credit agreement, which was scheduled to mature in December 2020.

The Term 5 loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are repaid in full or redeemed in full on or prior to March 31, 2022.  The Term 5 loan contains an original issuance discount of 0.25%, which is being amortized over the term of the loan.  The Term 5 loan requires quarterly principal payments of $2.25 million, which commenced December 31, 2016, and has an interest rate of 3.00% plus LIBOR subject to a 1.00% LIBOR floor.

The revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2016, the borrowing margin for the next three month period ending March 31, 2017 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2016, there were no outstanding borrowings under the revolving credit facility.  At December 31 2015, borrowings of $10.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of December 31, 2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility. As of December 31, 2016, $108.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% and 4.24% at December 31, 2016 and 2015, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2016, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of December 31, 2016,  and including the $19.6 million dividend declared in October 2016 and paid on February 1, 2017, we had $269.3 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio, as defined in the credit agreement, as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2016, our total net leverage ratio under the credit agreement was 4.49:1.00, and our interest coverage ratio was 3.97:1.00.

Committed Financing

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement, to increase the senior secured incremental term loan credit facility under the Credit Agreement from $865.0 million to an aggregate amount of $935.0 million.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Term 5 loan and will be amortized over the term of the debt as interest expense.  On December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement in which a syndicate of lenders has agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement (the “Incremental Term Loan”), subject to the satisfaction of certain conditions.  The proceeds of the Incremental Term Loan may be used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the merger and the related financing.  The terms, conditions and covenants of the Incremental Term Loan are materially consistent with those in the existing Credit Agreement, as described above.  The Incremental Term Loan included an original issue discount of 0.50% and has an interest rate of 3.00% plus LIBOR based on the one-month adjusted rate subject to a 1.00% LIBOR floor.  Ticking fees will begin accruing on the Incremental Term Loan commitments on January 15, 2017 at the rate equal to the interest rate of the Incremental Term Loan.

Senior Notes

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million. On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on in September 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount and deferred debt issuance costs of $8.3 million incurred in connection with the issuance of the Senior Notes are being amortized using the effective interest method over the term of the notes.

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

The net proceeds from the issuance of the Senior Notes, together with cash on hand, were used, in part, to finance the acquisition of Enventis in 2014 including related fees and expenses, to repay the existing indebtedness of Enventis and to redeem our then outstanding $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”).  In December 2014, we paid $84.1 million to redeem $72.8 million of the original aggregate principal amount of the 2020 Notes and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.  In June 2015, we redeemed the remaining $227.2 million of the original aggregate principal amount of the 2020 Notes.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.

On October 16, 2015, we completed an exchange offer to register all of the Senior Notes under the Securities Act of 1933 (“Securities Act”).  The terms of the registered Senior Notes are substantially identical to those of the Senior Notes prior to the exchange, except that the Senior Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the Senior Notes no longer apply to the registered Senior Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2016, this ratio was 4.53:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $331.6 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2016 and paid on February 1, 2017, there was $451.1 million of the $782.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2016.  At December 31, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2017 and 2021.  As of December 31, 2016, the present value of the minimum remaining lease commitments was approximately $16.9 million, of which $5.9 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $18.9 million as of December 31, 2016, of which $3.6 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $78.4 million and $78.2 million in dividend payments to shareholders during 2016 and 2015, respectively.  In October 2016, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on February 1, 2017 to stockholders of record at the close of business on January 13, 2017.  In addition, on February 17, 2017, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2017 to stockholders of record at the close of business on April 15, 2017.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	December 31,
(In thousands, except for ratio)	2016	2015
Cash and cash equivalents	$27,077	$15,878
Working capital (deficit)	(16,884)	(17,892)
Current ratio	0.89	0.88

Our most significant use of funds in 2017 is expected to be for: (i) dividend payments of between $78.0 million and $80.0 million; (ii) interest payments on our indebtedness of between $106.0 million and $108.0 million and principal payments on debt of $9.0 million; and (iii) capital expenditures of between $115.0 million and $120.0 million.  In the future, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements. In addition, we expect to use significant funds in connection with the acquisition of FairPoint, which is expected to close in mid-2017.  As discussed above, we have secured committed financing for the acquisition through a $935.0 million Incremental Term Loan, which will be used with cash on hand, and other sources of liquidity to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the merger.

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

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate.  Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities.  There can be no assurance that we will be able to generate sufficient cash flows from operations in the future, that anticipated revenue growth will be realized, or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash.  Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures, which could have a material adverse effect on our financial condition, and the results of operations.

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2016, we had approximately $3.7 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2016, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$9,000	$18,000	$18,000	$1,352,750	$1,397,750
Interest on long-term debt (1)	105,585	135,290	133,850	91,563	466,288
Interest rate swaps (2)	996	51	—	—	1,047
Capital leases	5,922	9,673	1,262	—	16,857
Operating leases	11,304	18,838	11,356	12,605	54,103
Unconditional purchase obligations:
Unrecorded (3)	30,745	21,291	14,600	7,106	73,742
Recorded (4)	46,395	—	—	—	46,395
Pension funding	6,758	—	—	—	6,758

(1)

Interest on long-term debt includes amounts due on fixed and variable rate debt.  As the rates on our variable debt are subject to change, the rates in effect at December 31, 2016 were used in determining our future interest obligations.  Future interest obligations include anticipated ticking fees related to the committed financing for the expected acquisition of FairPoint in 2017.

(2)	Expected settlements to be paid estimated using yield curves in effect at December 31, 2016.

(3)

Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the contractual terms of the contracts.

(4)	Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2016 and expected to be settled in cash.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plan, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on Plan assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We used an expected long-term rate of return of 7.75% and 8.00% in 2016 and 2015, respectively.  As of January 1, 2017, we estimate the long-term rate of return of Plan assets will be 7.75%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plan, which could adversely affect our cash flows from operations.

Net pension and post-retirement costs/(benefit) were $2.9 million, $(2.2) million and $(5.5) million for the years ended December 31, 2016, 2015 and 2014, respectively.  We contributed $0.3 million, $12.2 million and $11.1 million in 2016, 2015 and 2014, respectively to our pension plans.  For our other post-retirement plans, we contributed $3.6 million, $3.0 million and $2.7 million in 2016, 2015 and 2014, respectively.  In 2017, we expect to make contributions totaling approximately $2.9 million to our pension plans and $3.9 million to our other post-retirement benefit plans. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  See Note 9 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Related Party Transactions

A portion of the 2020 Notes were sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”).  In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. In 2015, the 2020 Notes were fully redeemed and we paid an early redemption premium of $1.5 million and recognized interest expense of approximately $0.7 million and $1.3 million in 2015 and 2014, respectively, in the aggregate for the 2020 Notes purchased by related parties.  In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and we recognized approximately $0.3 million in each 2016 and 2015 in interest expense for the 2022 Notes purchased by the related party.

In December 2010, we entered into new lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  Each of the three lease agreements have a maturity date of May 31, 2021, and have been accounted for as capital leases.  Each of the three lease agreements have two five-year options to extend the terms of the lease after the expiration date.  Our Board of Directors member, Richard A. Lumpkin, and his immediate family had a beneficial ownership interest of 68.5% and 66.7%  in 2016 and 2015, respectively, of LATEL, directly or through Agracel, Inc. (“Agracel”).  Agracel is real estate investment company of which Mr. Lumpkin, together with his family, had a beneficial interest of 37.0% and 33.5% in 2016 and 2015, respectively.  Agracel is the sole managing member and 50% owner of LATEL.  In addition, Mr. Lumpkin is a director of Agracel.  The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases.  The carrying value of the capital leases at December 31, 2016 and 2015 was approximately $2.7 million and $3.0 million, respectively.  We recognized $0.4 million in interest expense in each 2016 and 2015 and $0.5 million in interest expense in 2014 and amortization expense of $0.4 million in 2016, 2015 and 2014 related to the capitalized leases.

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunications products and services to First Mid-Illinois and we received approximately $0.7 million in 2016, $0.8 million in 2015 and $0.5 million in 2014 for these services.

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020. The acceptance of funding at the lower level CAF Phase II will transition over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $1.7 million, $1.3 million and $1.4 million during 2016, 2015 and 2014, respectively.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $2.0 million and $1.9 million in 2017 and 2018, respectively.

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

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. We evaluate the carrying value of our indefinite-lived assets as of November 30 of each year.

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At December 31, 2016 and 2015, the carrying value of our goodwill was $756.9 and $764.6 million, respectively.  The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

Functional management within the organization evaluates the operations of our single reporting unit on a consolidated basis rather than at a geographic level or on any other component basis.  In general, product managers and cost managers are responsible for managing costs and services across territories rather than treating the territories as separate business units.  All of the properties are managed at a functional level.    As a result, we evaluate the operations for all our service territories as a single reporting unit.

For the 2016 assessment, we evaluated the fair value of the goodwill compared to the carrying value using the qualitative approach.  The results of the qualitative approach concluded that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for reporting units as described below.   When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, we use a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. The market-based approaches used in the valuation effort include the publicly-traded market capitalization, guideline public companies, and guideline transaction methods.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the single reporting unit.  For the November 30, 2015 assessment, using the quantitative approach, we concluded that the fair value of the single reporting unit’s total equity was estimated to be approximately $1.3 billion on a control basis, and the associated carrying value of its equity was $269.8 million.

Trade Names

As discussed more fully in Note 1 to the consolidated financial statements, trade names are generally not amortized but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and two-step process quantitative process, if deemed necessary.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2016 and 2015.

For the 2016 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade names.  Based on the various qualitative indicators reviewed, we concluded it was more likely than not, that the trade name was not impaired. When we use the quantitative approach to estimate the fair value of our trade names, we use DCFs based on a relief from royalty method.  If the fair value of our trade names was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the trade name.  In accordance with Accounting Codification Standard 350 Intangibles – Goodwill and Other (“ASC 350”) separately recorded indefinite-lived intangible assets, whether acquired or internally developed, shall be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another.  An indefinite-lived intangible asset may need to be removed from the accounting unit if it is disposed of, the accounting unit is reconsidered or one or more of the separate indefinite-lived intangible asset(s) within the accounting unit is now considered finite-lived rather than indefinite-lived.  We perform our impairment testing of our trade names as single units of accounting based on their use in our business.

Revenue Recognition

We recognize certain revenues pursuant to various cost recovery programs from federal and state USF.  Revenues are calculated based on our estimates and assumptions regarding various financial data, including operating expenses, taxes and investment in property, plant and equipment.  Non-financial data estimates are also utilized, including projected demand usage and detailed network information.  We must also make estimates of the jurisdictional separation of this data to assign current financial and operating data to the interstate or intrastate jurisdiction.  These estimates are finalized in future periods as actual data becomes available to complete the separation studies.  We have historically collected revenues recognized through these programs; however, adjustments to estimated revenues in future periods are possible.  These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in allowable rates of return and the determination of recoverable costs or decreases in the availability of funds in the programs due to increased participation by other carriers.

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

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 60% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used an expected long-term rate of return of 7.75% and 8.00% in 2016 and 2015, respectively. As of January 1, 2017, we estimate that the long-term rate of return of pension plan assets will be 7.75%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and postretirement benefit plan obligations.  For our 2016 and 2015 projected benefit obligations, we used a discount rate of 4.27% and 4.76%, respectively, for our pension plans and 4.12% and 4.61%, respectively, for our other postretirement plans.

A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic benefit cost:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease

Discount rate	$(3,004)	$3,503
Expected long-term rate of return on plan assets	$(2,663)	$2,663

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

At December 31, 2016, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  As of December 31, 2016, LIBOR was below the 1.00% floor.  Based on our variable rate debt outstanding at December 31, 2016, a 1.00%  increase in market interest rates would increase annual interest expense by approximately $4.1 million.  A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 1.00% LIBOR floor.

As of December 31, 2016, the fair value of our interest rate swap agreements amounted to a net liability of $0.3 million.  Pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $0.2 million at December 31, 2016.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-50 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2016.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2016.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 28, 2017

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2016.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2016.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2016.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a)	(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016	F-2
	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2016	F-3
	Consolidated Balance Sheets as of December 31, 2016 and 2015	F-4
	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2016	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016	F-6
	Notes to Consolidated Financial Statements	F-7

	(2) Financial Statement Schedules	Location

	Independent Auditors’ Report –Ernst & Young LLP	S-1
	Pennsylvania RSA No. 6 (II) Limited Partnership Balance Sheets - As of December 31, 2016 (unaudited) and 2015	S-2
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Income and Comprehensive Income – For the Years Ended December 31, 2016 (unaudited), 2015 and 2014	S-3
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2016 (unaudited), 2015 and 2014	S-4
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Cash Flows – For the Years Ended December 31, 2016 (unaudited), 2015 and 2014	S-5
	Pennsylvania RSA No. 6 (II) Limited Partnership - Notes to Financial Statements	S-6

	Independent Auditors’ Report –Ernst & Young LLP	S-23
	GTE Mobilnet of Texas RSA #17 Limited Partnership Balance Sheets - As of December 31, 2016 and 2015	S-24
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Income and Comprehensive Income – For the Years Ended December 31, 2016, 2015 and 2014	S-25
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2016, 2015 and 2014	S-26
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Cash Flows – For the Years Ended December 31, 2016, 2015 and 2014	S-27
	GTE Mobilnet of Texas RSA #17 Limited Partnership - Notes to Financial Statements	S-28

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

2.2*

Agreement and Plan of Merger, dated as of December 3, 2016, by and among the Company, FairPoint Communications, Inc. and Falcon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 3, 2016), as amended by the First Amendment thereto, dated as of January 20, 2017 (incorporated by reference to Annex I to our Registration Statement on Form S-4/A, as filed on February 24, 2017).

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
4.2

Indenture, dated as of September 18, 2014, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance II Co. (“CCFII Co.”) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

4.3

First Supplemental Indenture, dated as of October 16, 2014, among the Company, CCI, Consolidated Communications Enterprise Services, Inc. (“CCES”), Consolidated Communications of Fort Bend Company (“CCFBC”) Consolidated Communications of Pennsylvania Company, LLC (“CCPC”), Consolidated Communications Services Company (“CCSC”), Consolidated Communications of Texas Company (“CCTC”), SureWest Communications (“SW Communications”), SureWest Fiber Ventures, LLC (“SW Fiber Ventures”), SureWest Kansas, Inc. (“SW Kansas”), SureWest Long Distance (“SW Long Distance”), SureWest Telephone (“SW Telephone”), SureWest TeleVideo (“SW TeleVideo”), and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 16, 2014)

4.4

Second Supplemental Indenture, dated as of November 14, 2014, among Enventis Corporation, Cable Network, Inc., Crystal Communications, Inc., Enventis Telecom, Inc., Heartland Telecommunications Company of Iowa, Inc., Mankato Citizens Telephone Company, Mid-Communications, Inc., National Independent Billing, Inc., IdeaOne Telecom Inc. and Enterprise Integration Services, Inc. (collectively, the “Enventis Subsidiaries”), CCI and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2014)

4.5

Third Supplemental Indenture, dated as of June 8, 2015, among CCES, CCFBC,  CCPC,  CCSC,  CCTC,  SW Fiber Ventures,  SW Kansas,  SW Telephone,  SW TeleVideo, each of the Enventis Subsidiaries; the Company; CCI; and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 8, 2015)

4.6

Fourth Supplemental Indenture, dated as of January 1, 2016, among CCTC; Consolidated Communications of Fort Bend Company; CCSC; Consolidated Communications Enterprise Services, Inc.; Consolidated Communications of Pennsylvania Company, LLC; Consolidated Communications of California Company; Crystal Communications, Inc.; Enventis Telecom, Inc.; Consolidated Communications of Iowa Company; Consolidated Communications of Minnesota Company; Consolidated Communications of Mid-Comm. Company, IdeaOne Telecom, Inc.; SureWest TeleVideo.; the Company; Consolidated Communications, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 1, 2016)

4.7	Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)
10.1

Restatement Agreement, dated as of October 5, 2016, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent, including the Third Amended and Restated Credit Agreement attached as Annex A to the Restatement Agreement, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, attached as Annex A to such Restatement Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K for the year ended October 5, 2016), as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 14, 2016, by and among the Company, CCI, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto  (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K for the year ended December 14, 2016) and Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, CCI, certain other subsidiaries of the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto

10.2

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.3

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.4**

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
10.20

Commitment Letter, dated as of December 3, 2016, from (i) Morgan Stanley Senior Funding, Inc., (ii) The Bank of Tokyo-Mitsubishi UFJ, Ltd., MUFG Union Bank, N.A., MUFG Securities Americas Inc. (collectively, “MUFG”) and/or any other affiliates or subsidiaries as MUFG collectively deems appropriate to provide the services referred to therein, (iii) TD Securities (USA) LLC, (iv) The Toronto-Dominion Bank, New York Branch, and (v) Mizuho Bank, Ltd. and agreed to and accepted by Consolidated Communications, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 3, 2016)

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
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**Annexes to the Joinder Agreement, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any annex to the Securities and Exchange Commission upon request.

***Compensatory plan or arrangement.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on February 28, 2017.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	February 28, 2017
	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	February 28, 2017
	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Executive Chairman	February 28, 2017
Robert J. Currey

By:	/s/ RICHARD A. LUMPKIN	Director	February 28, 2017
Richard A. Lumpkin

By:	/s/ ROGER H. MOORE	Director	February 28, 2017
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	February 28, 2017
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	February 28, 2017
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	February 28, 2017
Thomas A. Gerke

By:	/s/ DALE E. PARKER	Director	February 28, 2017
Dale E. Parker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Consolidated Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Communications Holdings, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Communications Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 28, 2017

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Net revenues	$743,177	$775,737	$635,738

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	322,792	328,400	242,661
Selling, general and administrative expenses	157,111	178,227	140,636
Acquisition and other transaction costs	1,214	1,413	11,817
Loss on impairment	610	—	—
Depreciation and amortization	174,010	179,922	149,435
Income from operations	87,440	87,775	91,189

Other income (expense):
Interest expense, net of interest income	(76,826)	(79,618)	(82,537)
Loss on extinguishment of debt	(6,559)	(41,242)	(13,785)
Investment income	32,972	36,690	34,516
Other, net	1,131	(1,501)	(968)
Income before income taxes	38,158	2,104	28,415

Income tax expense	22,962	2,775	13,027

Net income (loss)	15,196	(671)	15,388
Less: net income attributable to noncontrolling interest	265	210	321
Net income (loss) attributable to common shareholders	$14,931	$(881)	$15,067

Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.29	$(0.02)	$0.35

Dividends declared per common share	$1.55	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$15,196	$(671)	$15,388
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax (benefit) of $(9,534), $(3,533) and $(20,039) in 2016, 2015 and 2014, respectively	(14,831)	(5,547)	(31,191)
Amortization of actuarial losses (gains) and prior service credit to earnings, net of tax expense (benefit) of $1,738, $1,098 and $(400) in 2016, 2015 and 2014, respectively	2,706	1,707	(637)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax (benefit) of $(180), $(672) and $(51) in 2016, 2015 and 2014, respectively	(289)	(1,072)	(81)
Reclassification of realized loss to earnings, net of tax expense of $516, $518 and $781 in 2016, 2015 and 2014, respectively	836	853	1,269
Comprehensive income (loss)	3,618	(4,730)	(15,252)
Less: comprehensive income attributable to noncontrolling interest	265	210	321
Total comprehensive income (loss) attributable to common shareholders	$3,353	$(4,940)	$(15,573)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,077	$15,878
Accounts receivable, net of allowance for doubtful accounts	56,216	68,848
Income tax receivable	21,616	23,867
Prepaid expenses and other current assets	28,292	17,815
Total current assets	133,201	126,408

Property, plant and equipment, net	1,055,186	1,093,261
Investments	106,221	105,543
Goodwill	756,877	764,630
Other intangible assets	31,612	43,497
Other assets	9,661	5,187
Total assets	$2,092,758	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,766	$12,576
Advance billings and customer deposits	26,438	27,616
Dividends payable	19,605	19,551
Accrued compensation	16,971	21,883
Accrued interest	11,260	9,353
Accrued expense	54,123	42,384
Current portion of long-term debt and capital lease obligations	14,922	10,937
Total current liabilities	150,085	144,300

Long-term debt and capital lease obligations	1,376,754	1,377,892
Deferred income taxes	244,298	236,529
Pension and other post-retirement obligations	130,793	112,966
Other long-term liabilities	14,573	16,140
Total liabilities	1,916,503	1,887,827

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,612,362 and 50,470,096 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	506	505
Additional paid-in capital	217,725	281,738
Retained earnings (deficit)	—	(881)
Accumulated other comprehensive loss, net	(47,277)	(35,699)
Noncontrolling interest	5,301	5,036
Total shareholders’ equity	176,255	250,699
Total liabilities and shareholders’ equity	$2,092,758	$2,138,526

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2013	40,066	$401	$148,433	$—	$(1,000)	$4,505	$152,339
Cash dividends on common stock	—	—	(51,264)	(15,067)	—	—	(66,331)
Shares issued upon acquisition of Enventis	10,144	101	257,558	—	—	—	257,659
Shares issued under employee plan, net of forfeitures	224	2	(2)	—	—	—	—
Non-cash, share-based compensation	—	—	3,622	—	—	—	3,622
Purchase and retirement of common stock	(69)	—	(1,856)	—	—	—	(1,856)
Tax on restricted stock vesting	—	—	879	—	—	—	879
Other comprehensive income (loss)	—	—	—	—	(30,640)	—	(30,640)
Other	—	—	(231)	—	—	—	(231)
Net income	—	—	—	15,067	—	321	15,388
Balance at December 31, 2014	50,365	$504	$357,139	$—	$(31,640)	$4,826	$330,829
Cash dividends on common stock	—	—	(78,250)	—	—	—	(78,250)
Shares issued under employee plan, net of forfeitures	161	1	770	—	—	—	771
Non-cash, share-based compensation	—	—	2,994	—	—	—	2,994
Purchase and retirement of common stock	(56)	—	(1,125)	—	—	—	(1,125)
Tax on restricted stock vesting	—	—	210	—	—	—	210
Other comprehensive income (loss)	—	—	—	—	(4,059)	—	(4,059)
Net income (loss)	—	—	—	(881)	—	210	(671)
Balance at December 31, 2015	50,470	$505	$281,738	$(881)	$(35,699)	$5,036	$250,699
Cash dividends on common stock	—	—	(64,423)	(14,050)	—	—	(78,473)
Shares issued under employee plan, net of forfeitures	188	1	94	—	—	—	95
Non-cash, share-based compensation	—	—	2,980	—	—	—	2,980
Purchase and retirement of common stock	(46)	—	(1,231)	—	—	—	(1,231)
Tax on restricted stock vesting	—	—	(1,433)	—	—	—	(1,433)
Other comprehensive income (loss)	—	—	—	—	(11,578)	—	(11,578)
Net income	—	—	—	14,931	—	265	15,196
Balance at December 31, 2016	50,612	$506	$217,725	$—	$(47,277)	$5,301	$176,255

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$15,196	$(671)	$15,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,010	179,922	149,435
Deferred income taxes	20,863	5,828	10,244
Cash distributions from wireless partnerships in excess of/(less than) current earnings	(504)	8,585	212
Stock-based compensation expense	3,017	3,060	3,636
Amortization of deferred financing costs	3,223	3,378	4,364
Loss on extinguishment of debt	6,559	41,242	13,785
Other, net	(920)	506	2,973
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	5,353	8,688	11,896
Income tax receivable	2,251	(4,927)	(3,406)
Prepaids and other assets	(14,282)	163	1,953
Accounts payable	(1,067)	(2,701)	(1,904)
Accrued expenses and other liabilities	4,534	(23,894)	(20,791)
Net cash provided by operating activities	218,233	219,179	187,785

Cash flows from investing activities:
Business acquisition, net of cash acquired	(13,422)	—	(139,558)
Purchases of property, plant and equipment, net	(125,192)	(133,934)	(108,998)
Purchase of investments	—	—	(100)
Proceeds from sale of assets	208	13,548	1,795
Proceeds from business dispositions	30,119	—	—
Proceeds from sale of investments	—	846	—
Net cash used in investing activities	(108,287)	(119,540)	(246,861)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780	200,000
Proceeds from issuance of long-term debt	936,750	69,000	80,000
Payment of capital lease obligations	(2,885)	(1,107)	(703)
Payment on long-term debt	(943,050)	(107,100)	(63,100)
Redemption of senior notes	—	(261,874)	(84,127)
Payment of financing costs	(9,912)	(4,805)	(7,438)
Share repurchases for minimum tax withholding	(1,231)	(1,125)	(1,856)
Dividends on common stock	(78,419)	(78,209)	(62,341)
Other	—	—	(231)
Net cash used in financing activities	(98,747)	(90,440)	60,204
Increase in cash and cash equivalents	11,199	9,199	1,128
Cash and cash equivalents at beginning of period	15,878	6,679	5,551
Cash and cash equivalents at end of period	$27,077	$15,878	$6,679

See accompanying notes.

S-6

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide integrated communications services in consumer, commercial, and carrier channels in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas and Wisconsin.

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud data services, data center and managed services, directory publishing and equipment sales.  As of December 31, 2016, we had approximately 457 thousand voice connections, 473 thousand data connections and 106 thousand video connections.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from those estimates.  Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) revenue recognition (Note 1), (iii) the determination of deferred tax asset and liability balances (Notes 1 and 10) and (iv) pension plan and other post-retirement costs and obligations (Notes 1 and 9).

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

Agreement and Plan of Merger with FairPoint

On December 3, 2016, we entered into a definitive agreement and plan of merger with FairPoint to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock, as set forth in the Merger Agreement.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  In conjunction with the merger, we have secured committed debt financing, as described in Note 6, that will be used to repay the outstanding debt of FairPoint and pay fees and expenses associated with the merger.  The merger is subject to standard closing conditions including the approval of our stockholders and FairPoint’s stockholders, the approval of the listing of additional shares of Consolidated common stock to be issued to FairPoint’s stockholders, required federal and state regulatory approvals and other customary closing conditions.  We expect the merger to close by mid-2017.  See Note 3 for a more detailed discussion of the merger.

Restatement of Credit Agreement

On October 5, 2016, the Company and certain of its subsidiaries entered into a Restatement Agreement to amend and restate our existing credit agreement through a Third Amended and Restated Credit Agreement (the “Restated Credit Agreement”).  Under the terms of the Restated Credit Agreement, the Company issued initial term loans in the aggregate amount of $900.0 million, with a maturity date of October 5, 2023 (subject to an earlier maturity date on March 31, 2022, under certain conditions), and used the proceeds in part to pay off the outstanding term loan in the amount of $885.0 million.  The Company also obtained a revolving loan facility of $110.0 million, with a maturity date of October 5, 2021, to replace the existing $75.0 million revolving credit facility scheduled to mature in December 2018.  In connection with entering into the Restated Credit Agreement, we incurred a loss on the extinguishment of debt of $6.6 million during the year ended December 31, 2016.  See Note 6 for additional information regarding this transaction.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds. The carrying amounts of our cash equivalents approximate their fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due to the Company from normal business activities. We maintain an allowance for doubtful accounts for estimated losses that result from the inability of our customers to make required payments. The allowance for doubtful accounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings. In addition, for larger accounts, we perform analyses of risks on a customer-specific basis. We perform ongoing credit evaluations of our customers’ financial condition and management believes that an adequate allowance for doubtful accounts has been provided. Uncollectible accounts are removed from accounts receivable and are charged against the allowance for doubtful accounts when internal collection efforts have been unsuccessful. The following table summarizes the activity in allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Balance at beginning of year	$3,235	$2,752	$1,598
Provision charged to expense	2,798	3,525	3,320
Write-offs, less recoveries	(3,220)	(3,042)	(2,166)
Balance at end of year	$2,813	$3,235	$2,752

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

Property, plant and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31,	December 31,	Estimated
(In thousands)	2016	2015	Useful Lives
Land and buildings	$105,923	$105,728	18	-	40	years
Central office switching and transmission	861,608	791,719	3	-	25	years
Outside plant cable, wire and fiber facilities	1,201,042	1,174,777	3	-	50	years
Furniture, fixtures and equipment	167,125	154,049	3	-	15	years
Assets under capital lease	28,355	15,699	3	-	11	years
Total plant in service	2,364,053	2,241,972
Less: accumulated depreciation and amortization	(1,345,551)	(1,185,054)
Plant in service	1,018,502	1,056,918
Construction in progress	21,956	21,283
Construction inventory	14,728	15,060
Totals	$1,055,186	$1,093,261

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

Depreciation and amortization expense related to property, plant and equipment was $161.1 million, $167.1 million and $139.0 million in 2016, 2015 and 2014, respectively.  Amortization of assets under capital leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

Intangible Assets

Indefinite-Lived Intangibles

Goodwill and tradenames are evaluated for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired.  We evaluate the carrying value of goodwill and tradenames as of November 30 of each year.

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired.  Goodwill is not amortized but instead evaluated annually for impairment.  The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

For the 2016 assessment, we evaluated the fair value of goodwill compared to the carrying value using the qualitative approach.  The results of the qualitative approach concluded that it is more likely than not that the fair value of goodwill was greater than the carrying value as of the assessment date.  When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  For the November 30, 2015 assessment, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at December 31, 2015 and that there was no impairment of goodwill.

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

If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value.  We did not recognize any goodwill impairment in 2016, 2015 or 2014 as a result of the impairment test.

At December 31, 2016 and 2015, the carrying value of goodwill was $756.9 million and $764.6 million, respectively.  The following table summarizes the change in goodwill during the year ended December 31, 2016:

(In thousands)
Balance at December 31, 2015	$764,630
Acquisition	4,700
Divestiture of businesses	(12,453)
Balance at December 31, 2016	$756,877

Trade Names

Our most valuable trade name is the federally registered mark CONSOLIDATED, a design of interlocking circles, which is used in association with our telephone communication services.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  Trade names with indefinite useful lives are not amortized but are tested for impairment at least annually.  If facts and circumstances change relating to a trade name’s continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2016 and 2015.

For the 2016 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade names.  Based on the various qualitative indicators reviewed, we concluded that the fair value of the trade names continued to exceed the carrying value.  When we use the quantitative approach to estimate the fair value of our trade names, we use DCFs based on a relief from royalty method.  If the fair value of our trade names was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.  We perform our impairment testing of our trade names as single units of accounting based on their use in our single reporting unit.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, trade names of acquired companies and other intangible assets.  Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2016, 2015 or 2014.

The components of finite-lived intangible assets are as follows:

					December 31, 2016		December 31, 2015
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	3	-	13	years	$216,261	$(198,353)	$215,261	$(187,146)
Trade names	1	-	2	years	2,290	(2,290)	2,290	(1,723)
Other intangible assets			5	years	5,600	(2,453)	5,600	(1,342)
Total					$224,151	$(203,096)	$223,151	$(190,211)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014 was $12.9 million, $12.8 million and $10.4 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2017	$6,197
2018	3,591
2019	3,326
2020	2,002
2021	2,002
Thereafter	3,937
Total	$21,055

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

We record unrecognized tax benefits as liabilities in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes, and adjust these liabilities in the appropriate period when our judgment changes as a result of the evaluation of new information. In certain instances, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.  See Note 10 for further discussion on income taxes.

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

Certain of our bundled service packages may include multiple deliverables.  We offer a base service bundle which consists of voice services, including a phone line, calling features and long-distance.  Customers may choose to add additional services, including high-speed Internet and digital/IP television services, to the base service bundle.  Separate units of accounting within the bundled service package include voice services, high-speed Internet and digital/IP television services.  Revenue for all services included in our bundled service package is recognized over the same period in which service is provided to the customer.  Bundled service package discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled service package based on the relative selling price of the services included in each bundle.

Usage-based services, such as per-minute long-distance service and access charges billed to other telephone carriers for originating and terminating long-distance calls in our network, are billed in arrears.  We recognize revenue from these services in the period in which service is provided to the customer.

Revenue related to nonrefundable, upfront service activation and setup fees is deferred and recognized over the estimated customer life.  Incremental direct costs of telecommunications service activation are expensed in the period incurred, except when we maintain ownership of wiring installed during the activation process.  In such cases, the cost is capitalized and depreciated over the estimated useful life of the asset.

Print advertising and publishing revenue is recognized ratably over the life of the related directory, which is generally 12 months.

Equipment

Revenue is generated from the sale of voice and data communications equipment; design, configuration and installation services related to voice and data equipment; the provision of Cisco maintenance support contracts; and the sale of professional support services for customer voice and data systems.  Equipment revenue generated from retail channels is recognized when the equipment is sold.  Equipment revenue generated from telecommunications systems and structured cabling projects is recognized when the project is completed.  Maintenance services are provided on both a contract and time and material basis and are recognized in the period in which the service is provided.

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

Multiple Deliverable Arrangements

We often enter into arrangements which include multiple deliverables primarily relating to the sale of communications equipment, associated support contracts and professional services, which include design, configuration and installation consulting.  When an equipment sale involves multiple deliverables, revenue is allocated to each respective deliverable if they are separately identifiable.  Each separately identified deliverable is considered a separate unit of account.  The arrangement consideration is allocated to the identified units of account based on their relative selling price on a stand-alone basis.  Cisco equipment, maintenance contracts and professional services each qualify as separate units of accounting. We utilize best estimate of selling price for stand-alone value for our equipment and maintenance contracts, taking into consideration market conditions and entity-specific factors.  We evaluate best estimate of selling price by reviewing historical data related to sales of our deliverables.

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

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of approximately $12.7 million and $13.2 million during the years ended December 31, 2016 and 2015, respectively. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $8.7 million, $8.3 million and $8.2 million in 2016, 2015 and 2014, respectively.

Statement of Cash Flows Information

During 2016, 2015 and 2014, we made payments for interest and income taxes as follows:

(In thousands)	2016	2015	2014
Interest, net of amounts capitalized ($1,152, $1,373 and $1,437 in 2016, 2015 and 2014, respectively)	$69,536	$76,823	$73,400
Income taxes (received) paid, net	$(183)	$1,835	$5,311

Noncash investing and financing activities:

In 2016 and 2015, we acquired equipment of $12.2 million and $4.1 million, respectively, through capital lease agreements.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and  establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. We do not expect that adoption of ASU 2017-01 will have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued the Accounting Standards Update No. 2016-16 (“ASU 2016-16”), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates the existing exception prohibiting the recognition of the income tax consequences for intra-entity asset transfers until the asset has been sold to an outside party. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We currently anticipate adoption of this update  effective January 1, 2018 and do not expect a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued the Accounting Standards Update No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively, with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued the Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies various aspects of accounting for share-based payment arrangements, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2016-09 as of   January 1, 2017 and it did not have a material impact on our consolidated financial statements and related disclosures immediately upon adoption. However, we are unable to estimate the prospective impact on our consolidated financial statements and related disclosures as it is dependent upon future stock exercises, which cannot be predicted.

In February 2016, the FASB issued the Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the population of our leases and anticipate that most of our operating lease commitments will be recognized on our consolidated balance sheets. We have not yet made a decision on the timing and method of adoption and are continuing to assess all potential impacts of this update on our consolidated financial statements and related disclosures.

Effective January 1, 2016, we adopted Accounting Standards Update No. 2015-07 (“ASU 2015-07”), Disclosures for Investment in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy those investments measured using the net asset value (“NAV”) per share practical expedient and amends certain disclosure requirements for such investments. We adopted ASU 2015-07  retrospectively and restated our prior period investments in Note 9. As a result, we removed $111.0 million and $1.3 million of pension and other post-retirement benefits investments, respectively, from the fair value hierarchy on December 31, 2015.

Effective January 1, 2016, we adopted Accounting Standards Update No. 2015-16 (“ASU 2015-16”), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that the acquiring company in a business combination recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. The adoption of this update did not have any impact on our consolidated financial statements and related disclosures.

Effective December 31, 2016, we adopted the Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The adoption of this update did not have any impact on our financial position, results of operations or in disclosures in the current period.

In May 2014, FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which will replace the current revenue recognition requirements in U.S. GAAP.  The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, ASU 2014-09 requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Two transition methods are permitted under ASU 2014-09, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  In August 2015, the FASB issued the Accounting Standards Update No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year.  Accordingly, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, at which point we plan to adopt the standard.

In 2016, we established a cross-functional implementation team consisting of representatives from across all of our functional areas.  We are using a bottoms-up approach to assess the impact of ASU 2014-09 on our revenue contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of this update.  While we are continuing to assess all potential impacts of this update, we currently believe that the most significant impact relates to the deferral of contract acquisition costs, which we currently expense as incurred but under ASU 2014-09 will generally be capitalized and amortized over the contract performance period.  Currently, we anticipate adopting this update using the full retrospective method to restate each prior reporting period presented.

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

The potentially dilutive impact of the Company’s restricted stock awards is determined using the treasury stock method.  Under the treasury stock method, awards are treated as if they had been exercised with the proceeds of exercise used to repurchase common stock at the average market price for the period.  Any incremental difference between the assumed number of shares issued and repurchased is included in the diluted share computation.

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

(In thousands, except per share amounts)	2016	2015	2014
Net income (loss)	$15,196	$(671)	$15,388
Less: net income attributable to noncontrolling interest	265	210	321
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	14,931	(881)	15,067
Less: earnings allocated to participating securities	524	—	546
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$14,407	$(881)	$14,521

Weighted-average number of common shares outstanding	50,301	50,176	41,998

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.29	$(0.02)	$0.35

Diluted earnings (loss) per common share attributable to common shareholders for each of the years ended December 31, 2016 and 2015 excludes 0.3 million potential common shares that could be issued under our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect. For the year ended December 31, 2014, diluted earnings (loss) per common share excludes 0.4 million potential common shares.

3.ACQUISITIONS AND DIVESTITURES

Acquisitions

FairPoint Communications, Inc.

On December 3, 2016, we entered into a definitive agreement and plan of merger with FairPoint to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.

At the effective time of the merger, each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the merger will be converted into and become the right to receive

0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock as of the date of the Merger Agreement, the total value of the consideration to be exchanged is approximately $585.3 million, exclusive of debt of approximately $917.6 million.  In connection with the merger, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in Note 6, that in addition to cash on hand and other sources of liquidity will be used to repay the existing indebtedness of FairPoint and pay the fees and expenses in connection with the merger.

The merger is subject to standard closing conditions including the approval of our stockholders and FairPoint’s stockholders, the approval of the listing of additional shares of Consolidated common stock to be issued to FairPoint’s stockholders, required federal and state regulatory approvals and other customary closing conditions.  We expect the merger to close by mid-2017.

Champaign Telephone Company, Inc.

On July 1, 2016, we acquired substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.  The preliminary fair value of the acquired assets and liabilities assumed consisted primarily of property, plant and equipment of $6.9 million, intangible assets of $1.0 million, working capital of $0.8 million and goodwill of $4.7 million. Goodwill and other intangible assets are expected to be amortizable and deductible for income tax purposes.  We are in the process of finalizing the preliminary purchase price and the valuation of the net assets acquired, most notably, the completion of various tax related matters for the acquisition.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment. We expect to finalize the remaining tax items during the quarter ended March 31, 2017.

Enventis Corporation

On October 16, 2014, we completed our merger with Enventis Corporation (“Enventis”) and acquired all the issued and outstanding shares of Enventis in exchange for shares of our common stock.  The results of operations of Enventis have been reported in our consolidated financial statements as of the effective date of the acquisition.  For the period of October 16, 2014 through December 31, 2014, Enventis contributed operating revenues of $37.6 million and a net loss of $1.4 million, which included $5.7 million in acquisition related costs.

The following unaudited pro forma information presents our results of operations for the year ended December 31, 2014 as if the acquisition of Enventis occurred on January 1, 2013.  The adjustments to arrive at the pro forma information below included: additional depreciation and amortization expense for the fair value increases to property, plant and equipment and intangible assets acquired; increase in interest expense to reflect the additional debt entered into to finance a portion of the acquisition; and the exclusion of certain acquisition related costs.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund a portion of the acquisition price.

(Unaudited; in thousands, except per share amounts)	2014
Operating revenues	$790,745
Income from operations	$104,674
Net income	$18,648
Less: net income attributable to noncontrolling interest	321
Net income attributable to common stockholders	$18,327

Net income per common share-basic and diluted	$0.37

Transaction costs related to the acquisition of Enventis were $11.5 million during the year ended December 31, 2014, which are included in acquisition and other transaction costs in the consolidated statements of operations.  These costs are considered to be non-recurring in nature and therefore have been excluded from the pro forma results of operations.

The pro forma information does not purport to present the actual results that would have resulted if the acquisition had in fact occurred at the beginning of the fiscal period presented, nor does the information project results for any future period. The pro forma information does not include the impact of any future cost savings or synergies that may be achieved as a result of the acquisition.

Divestitures

On December 6, 2016, we completed the sale of substantially all of the assets of the Company’s Enterprise Services equipment and IT Services business (“EIS”) to ePlus Technology inc. (“ePlus”) for cash proceeds of $9.2 million net of a customary working capital adjustment.  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services.  The strategic partnership will provide our business customers access to a broader suite of IT solutions, and will also provide ePlus customers access to Consolidated’s business network services.  During the year ended December 31, 2016, we recognized a gain of $0.6 million on the sale, net of selling costs, which is included in other, net in the consolidated statement of operations.

The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Current assets	$7,420
Property, plant and equipment	1,639
Goodwill	4,196
Other assets	90
Total assets	$13,345

Current liabilities	$6,351
Other long-term liabilities	62
Total liabilities	$6,413

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of our non-core, rural ILEC business located in northwest Iowa, Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC provides telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.

The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Current assets	$567
Property, plant and equipment	20,348
Goodwill	7,647
Total assets	$28,562

Current liabilities	$255
Deferred taxes	7,041
Other long-term liabilities	21
Total liabilities	$7,317

In May 2016, in connection with the expected sale, the carrying value of CCIC was reduced to its estimated fair value and we recognized an impairment loss of $0.6 million during the year ended December 31, 2016.  We recognized an additional loss on the sale of $0.3 million during the year ended December 31, 2016, which is included in other, net in the consolidated statement of operations, as a result of changes in estimated working capital.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the year ended December 31, 2016 to reflect the tax impact of the divestiture.

4.INVESTMENTS

Our investments are as follows:

(In thousands)	2016	2015
Cash surrender value of life insurance policies	$2,156	$2,149
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,138	7,971
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,160	18,099
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,540	6,167
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,627	26,557
Totals	$106,221	$105,543

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  In 2016, 2015 and 2014, we received cash distributions from these partnerships totaling $12.9 million, $14.6 million and $14.8 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In 2016, 2015 and 2014, we received cash distributions from these partnerships totaling $19.2 million, $30.7 million and $19.8 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million.

In 2015, we sold our 6.96% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California.  CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  As a result of the sale, we recognized an other-than-temporary impairment loss of $0.8 million during the year ended December 31, 2015 to reduce the investment to its estimated fair value.    The impairment charge is included in investment income within other income (expense) in the consolidated statements of operations.  We did not receive any distributions from this partnership in 2015 or 2014.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2016	2015	2014
Total revenues	$334,421	$348,595	$338,575
Income from operations	97,075	105,495	96,606
Net income before taxes	95,473	104,568	96,763
Net income	95,473	104,568	96,763

Current assets	$64,083	$57,716	$52,866
Non-current assets	89,651	96,197	93,771
Current liabilities	21,985	20,576	16,253
Non-current liabilities	51,836	52,414	3,225
Partnership equity	79,913	80,923	127,159

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

Our interest rate swap liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 were as follows:

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$398	$-	$398	$-
Current interest rate swap liabilities	(453)	-	(453)	-
Long-term interest rate swap liabilities	(216)	-	(216)	-
Total	$(271)	$-	$(271)	$-

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(190)	$-	$(190)	$-
Long-term interest rate swap liabilities	(1,084)	-	(1,084)	-
Total	$(1,274)	$-	$(1,274)	$-

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2016 and 2015.

	As of December 31, 2016		As of December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$51,327	n/a	$50,823	n/a
Investments, at cost	$52,738	n/a	$52,571	n/a
Long-term debt, excluding capital leases	$1,388,786	$1,390,773	$1,393,567	$1,312,383

Cost & Equity Method Investments

Our investments at December 31, 2016 and 2015 accounted for under both the equity and cost methods consists primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  These investments are recorded using either the equity or cost methods. It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit agreement was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2016 and 2015:

(In thousands)	2016	2015
Senior secured credit facility:
Term loan 5, net of discount of $4,662 at December 31, 2016	$893,088	$-
Term loan 4, net of discount of $3,340 at December 31, 2015	-	888,460
Revolving loan	-	10,000
6.50% Senior notes due 2022, net of discount of $4,302 and $4,893 at December 31, 2016 and 2015, respectively	495,698	495,107
Capital leases	16,857	7,580
	1,405,643	1,401,147
Less: current portion of long-term debt and capital leases	(14,922)	(10,937)
Less: deferred debt issuance costs	(13,967)	(12,318)
Total long-term debt	$1,376,754	$1,377,892

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previously amended credit agreement.  Under the terms of the new Credit Agreement, the Company issued initial term loans in the aggregate amount of $900.0 million (“Term 5”) and used the proceeds in part to repay the outstanding term loans from the previous agreement in its entirety.  The Company also obtained a revolving loan facility of $110.0 million to replace the existing $75.0 million revolving credit facility scheduled to mature in December 2018. The Credit Agreement also includes an incremental term loan facility which provides the ability to request to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions and borrow more than $300.0 million, provided that its senior secured leverage ratio would not exceed 3.00:1.00.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company (formerly Illinois Consolidated Telephone Company) and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 5 loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are repaid in full or redeemed in full on or prior to March 31, 2022.  The Term 5 loan contains an original issuance discount of 0.25%, which is being amortized over the term of the loan.  The Term 5 loan requires quarterly principal payments of $2.25 million, which commenced December 31, 2016, and has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

The revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2016, the borrowing margin for the next three month period ending March 31, 2017 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2016, there were no outstanding borrowings under the revolving credit facility.  At December 31 2015, borrowings of $10.0 million were outstanding under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of December 31, 2016.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of December 31, 2016, $108.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% and 4.24% at December 31, 2016 and 2015, respectively.  Interest is payable at least quarterly.

Financing Costs

In connection with entering into the restated credit agreement in October 2016, fees of $3.9 million were capitalized as deferred debt issuance costs.  These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the consolidated statements of operations. We also incurred a loss on the extinguishment of debt of $6.6 million during the year ended December 31, 2016 related to the repayment of the outstanding term loan under the previous credit agreement which was scheduled to mature in December 2020.

Credit Agreement Covenant Compliance

The credit agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the credit agreement.  As of December 31, 2016, we were in compliance with the credit agreement covenants.

In general, our credit agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our credit agreement. As of December 31, 2016, and including the $19.6 million dividend declared in October 2016 and paid on February 1, 2017, we had $269.3 million in dividend availability under the credit facility covenant.

Under our credit agreement, if our total net leverage ratio, as defined in the credit agreement, as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the credit agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2016, our total net leverage ratio under the credit agreement was 4.49:1.00, and our interest coverage ratio was 3.97:1.00.

Committed Financing

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement, to increase the senior secured incremental term loan credit facility under the Credit Agreement from $865.0 million to an aggregate amount of $935.0 million.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Term 5 loan and will be amortized over the term of the debt as interest expense.  On December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement in which a syndicate of lenders has agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement (the “Incremental Term Loan”), subject to the satisfaction of certain conditions.  The proceeds of the Incremental Term Loan may be used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The terms, conditions and covenants of the Incremental Term Loan are materially consistent with those in the existing Credit Agreement, as described above.  The Incremental Term Loan included an original issue discount of 0.50% and has an interest rate of 3.00% plus LIBOR based on the one-month adjusted rate subject to a 1.00% LIBOR floor.  Ticking fees will begin accruing on the Incremental Term Loan commitments on January 15, 2017 at the rate equal to the interest rate of the Incremental Term Loan.

Senior Notes

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million. On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on in September 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The original issuance discount of $5.2 million and deferred debt issuance costs of $8.3 million incurred in connection with the issuance of the Senior Notes are being amortized using the effective interest method over the term of the notes.

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

The net proceeds from the issuance of the Senior Notes, together with cash on hand, were used, in part, to finance the acquisition of Enventis in 2014 including related fees and expenses, to repay the existing indebtedness of Enventis and to redeem our then outstanding $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”).  In December 2014, we paid $84.1 million to redeem $72.8 million of the original aggregate principal amount of the 2020 Notes and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.  In June 2015, we redeemed the remaining $227.2 million of the original aggregate principal amount of the 2020 Notes.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.

On October 16, 2015, we completed an exchange offer to register all of the Senior Notes under the Securities Act of 1933 (“Securities Act”).  The terms of the registered Senior Notes are substantially identical to those of the Senior Notes prior to the exchange, except that the Senior Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the Senior Notes no longer apply to the registered Senior Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2016, this ratio was 4.53:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a

“basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $331.6 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2016 and paid on February 1, 2017, there was $451.1 million of the $782.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2016.  At December 31, 2016, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Future Maturities of Debt

At December 31, 2016, the aggregate maturities of our long-term debt excluding capital leases were as follows:

(In thousands)
2017	$9,000
2018	9,000
2019	9,000
2020	9,000
2021	9,000
Thereafter	1,352,750
Total maturities	1,397,750
Less: Unamortized discount	(8,964)
$1,388,786

See Note 11 regarding the future maturities of our obligations for capital leases.

7.DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt.  Derivative financial instruments are recorded at fair value in our consolidated balance sheet.

The following interest rate swaps were outstanding at December 31, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other assets	$398
Fixed to 1-month floating LIBOR (with floor)	$100,000	Accrued expense	(453)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(216)
Total Fair Values			$(271)

The following interest rate swaps were outstanding at December 31, 2015:

	Notional
(In thousands)	Amount	2015 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other long-term liabilities	$(1,084)

De-designated Hedges:
Fixed to 1-month floating LIBOR	$50,000	Accrued expense	(80)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Accrued expense	(110)
Total Fair Values			$(1,274)

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

For interest rate swaps designated as a cash flow hedge, the effective portion of the unrealized gain or loss in fair value is recorded in AOCI and reclassified into earnings when the underlying hedged item impacts earnings.  The ineffective portion of the change in fair value of the cash flow hedge is recognized immediately in earnings.  For derivative financial instruments that are not designated as a hedge, including those that have been de-designated changes in fair value are recognized in earnings as interest expense.

In conjunction with the refinancing of our credit agreement in October 2016 as discussed in Note 6, the interest rate swaps were simultaneously de-designated and re-designated as cash flow hedges of future anticipated interest payments associated with our variable rate debt.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated will be amortized to earnings over the remaining term of the agreements.  The interest rate swap agreements mature on various dates through September 2019.

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our credit agreement.  These interest rate swap agreements matured on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated was amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps were immediately recognized in earnings as interest expense.  During the years ended December 31, 2016, 2015 and 2014, gains of $0.2 million, $0.8 million and $1.6 million, respectively, were recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At December 31, 2016 and 2015, the pre-tax deferred losses related to our interest rate swap agreements included in AOCI were $0.2 million and $1.1 million, respectively.  The estimated amount of losses included in AOCI as of December 31, 2016 that will be recognized in earnings in the next twelve months is approximately $2.1 million.

The following table presents the effect of interest rate derivatives designated as cash flow hedges on AOCI and on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Unrealized loss recognized in AOCI, pretax	$(469)	$(1,744)	$(132)
Deferred losses reclassified from AOCI to interest expense	$(1,352)	$(1,371)	$(2,050)
Gain recognized in interest expense from ineffectiveness	$242	$—	$—

8.EQUITY

Share-based Compensation

Our Board of Directors may grant share-based awards from our shareholder approved Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-term Incentive Plan (the “Plan”).  The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  On May 4, 2015, the shareholders approved an amendment to the Plan to increase by 1,000,000 the number of shares of our common stock authorized for issuance under the Plan. Approximately 2,650,000 shares of our common stock are authorized for issuance under the Plan, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue to be in effect through May 5, 2019.

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

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2016	Fair Value	2015	Fair Value	2014	Fair Value
RSAs Granted	100,040	$23.95	83,571	$21.08	132,781	$19.74
PSAs Granted	94,066	$20.86	77,786	$19.74	91,127	$17.13
Total	194,106		161,357		223,908

The following table summarizes the RSA and PSA activity during the year ended December 31, 2016:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2016	99,360	$19.40	83,224	$18.75
Shares granted	100,040	$23.95	94,066	$20.86
Shares vested	(103,671)	$21.13	(64,018)	$19.44
Shares forfeited, cancelled or retired	(2,067)	$19.74	(4,112)	$19.81
Non-vested shares outstanding - December 31, 2016	93,662	$22.34	109,160	$20.12

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $3.9 million and $3.5 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Restricted stock	$2.1	$1.7	$2.1
Performance shares	0.9	1.3	1.5
Total	$3.0	$3.0	$3.6

Income tax benefits related to share-based compensation of approximately $1.2 million, $1.2 million and $1.3 million were recorded for the years ended December 31, 2016, 2015 and 2014, respectively. Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2016, total unrecognized compensation costs related to non-vested RSAs and PSAs was $2.7 million and will be recognized over a weighted-average period of approximately 1.6 years.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component during 2016 and 2015:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2014	$(31,185)	$(455)	$(31,640)
Other comprehensive income before reclassifications	(5,547)	(1,072)	(6,619)
Amounts reclassified from accumulated other comprehensive income	1,707	853	2,560
Net current period other comprehensive income	(3,840)	(219)	(4,059)
Balance at December 31, 2015	$(35,025)	$(674)	$(35,699)
Other comprehensive income before reclassifications	(14,831)	(289)	(15,120)
Amounts reclassified from accumulated other comprehensive loss	2,706	836	3,542
Net current period other comprehensive income	(12,125)	547	(11,578)
Balance at December 31, 2016	$(47,150)	$(127)	$(47,277)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2016 and 2015:

	Amount Reclassified from AOCI
	Year Ended December 31,		Affected Line Item in the
(In thousands)	2016	2015	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$979	$1,079	(a)
Actuarial loss	(5,423)	(3,884)	(a)
	(4,444)	(2,805)	Total before tax
	1,738	1,098	Tax benefit
	$(2,706)	$(1,707)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(1,352)	$(1,371)	Interest expense
	516	518	Tax benefit
	$(836)	$(853)	Net of tax

(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 9 for additional details.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Retirement Plan and Supplemental Plans (collectively the “Pension Plans”) as of December 31, 2016 and 2015.

(In thousands)	2016	2015
Change in benefit obligation
Benefit obligation at the beginning of the year	$352,206	$381,188
Service cost	343	410
Interest cost	16,291	15,788
Actuarial loss (gain)	12,935	(22,951)
Benefits paid	(31,383)	(22,229)
Benefit obligation at the end of the year	$350,392	$352,206

(In thousands)	2016	2015
Change in plan assets
Fair value of plan assets at the beginning of the year	$278,038	$297,118
Employer contributions	258	12,224
Actual return on plan assets	16,820	(9,075)
Benefits paid	(31,383)	(22,229)
Fair value of plan assets at the end of the year	$263,733	$278,038
Funded status at year end	$(86,659)	$(74,168)

Amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 consisted of:

(In thousands)	2016	2015
Current liabilities	$(245)	$(245)
Long-term liabilities	$(86,414)	$(73,923)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 consisted of:

(In thousands)	2016	2015
Unamortized prior service credit	$(3,054)	$(3,512)
Unamortized net actuarial loss	83,367	72,040
	$80,313	$68,528

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Service cost	$343	$410	$560
Interest cost	16,291	15,788	16,295
Expected return on plan assets	(20,635)	(23,372)	(23,106)
Amortization of:
Net actuarial loss	5,423	4,018	20
Prior service credit	(458)	(457)	(457)
Net periodic pension cost (benefit)	$964	$(3,613)	$(6,688)

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2016 and 2015.

(In thousands)	2016	2015
Actuarial loss, net	$16,750	$9,497
Recognized actuarial loss	(5,423)	(4,018)
Recognized prior service credit	458	457
Total amount recognized in other comprehensive loss, before tax effects	$11,785	$5,936

The estimated net actuarial loss and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic benefit cost in 2017 are $6.8 million and $(0.5) million, respectively.

The assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Discount rate - net periodic benefit cost	4.76%	4.27%	4.97%
Discount rate - benefit obligation	4.27%	4.76%	4.27%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%
Rate of compensation/salary increase	1.75%	1.75%	1.75%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.  The net present value of the remaining obligations was approximately $2.0 million and $2.1 million at December 31, 2016 and 2015, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income in 2016. We did not recognize any insurance proceeds in 2015.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.2 million and $2.1 million at December 31, 2016 and 2015, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $6.8 million and $7.0 million as of December 31, 2016 and 2015, respectively.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2016 and 2015.

(In thousands)	2016	2015
Change in benefit obligation
Benefit obligation at the beginning of the year	$40,538	$42,135
Service cost	602	601
Interest cost	2,019	1,713
Plan participant contributions	544	657
Actuarial loss (gain)	6,767	(910)
Benefits paid	(4,152)	(3,658)
Benefit obligation at the end of the year	$46,318	$40,538

(In thousands)	2016	2015
Change in plan assets
Fair value of plan assets at the beginning of the year	$2,985	$3,329
Employer contributions	3,608	3,001
Plan participant’s contributions	544	657
Actual return on plan assets	(699)	(344)
Benefits paid	(4,152)	(3,658)
Fair value of plan assets at the end of the year	$2,286	$2,985
Funded status at year end	$(44,032)	$(37,553)

Amounts recognized in the consolidated balance sheets at December 31, 2016 and 2015 consist of:

(In thousands)	2016	2015
Current liabilities	$(1,555)	$(566)
Long-term liabilities	$(42,477)	$(36,987)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 consist of:

(In thousands)	2016	2015
Unamortized prior service credit	$(4,616)	$(5,137)
Unamortized net actuarial loss (gain)	956	(6,658)
	$(3,660)	$(11,795)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Service cost	$602	$601	$479
Interest cost	2,019	1,713	1,565
Expected return on plan assets	(148)	(150)	(223)
Amortization of:
Net actuarial gain	—	(134)	(563)
Prior service credit	(521)	(622)	(37)
Net periodic postretirement benefit cost	$1,952	$1,408	$1,221

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2016 and 2015:

(In thousands)	2016	2015
Actuarial loss (gain), net	$7,614	$(417)
Recognized actuarial gain	—	134
Recognized prior service credit	521	622
Total amount recognized in other comprehensive loss, before tax effects	$8,135	$339

The estimated net prior service credit that will be amortized from accumulated other comprehensive loss to net periodic postretirement cost in 2017 is approximately $0.5 million. In 2017, there is not expected to be any amortization of the unamortized net actuarial loss in net periodic postretirement cost.

The discount rate assumptions utilized for the years ended December 31 were as follows:

	2016	2015	2014
Net periodic benefit cost	4.61%	4.11%	4.55%
Benefit obligation	4.12%	4.61%	4.11%

For purposes of determining the cost and obligation for pre-Medicare post-retirement medical benefits, a 7.50% annual rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) was assumed for the plan in 2016, declining to a rate of 5.00% in 2022.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$185	$(160)
Effect on postretirement benefit obligation	$2,429	$(2,157)

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

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2016 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2016.

In 2016, we retrospectively adopted ASU 2015-07, as discussed in Note 1, and as a result, we have removed investments that are measured using NAV per share as a practical expedient from the fair value hierarchy and restated prior period amounts accordingly.

Common and Preferred Stocks:  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded.

Mutual Funds:  Valued at the daily closing NAV based on the closing price reported on the active market on which the funds are traded.

U.S. Treasury and Government Agency Securities:    Valued at the closing price reported on the active market on which the individual securities are traded (Level 1).  Government issued mortgage-backed securities are valued based on external pricing indices ( Level 2).

Corporate and Municipal Bonds:  Valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Mortgage/Asset-backed Securities:  Valued based on market prices from external pricing indices based on recent market activity.

Common Collective Trusts and Commingled Funds:    Units in the fund are valued based on the NAV of the funds, which is based on the fair value of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The NAV per share is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value. These investments have no unfunded commitments, are redeemable daily or monthly and have redemption notice periods of up to 10 days.

The fair values of our assets for our defined benefit pension plans at December 31, 2016 and 2015, by asset category were as follows:

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$671	$671	$—	$—
Equities:
Stocks:
U.S. common stocks	23,285	23,285	—	—
International stocks	8,756	8,756	—	—
Funds:
U.S. mid cap	9,294	9,294	—	—
U.S. large cap	7,564	7,564	—	—
Emerging markets	14,382	14,382	—	—
International	47,784	47,784	—	—
Fixed Income:
U.S. treasury and government agency securities	16,821	8,794	8,027	—
Corporate and municipal bonds	6,712	—	6,712	—
Mortgage/asset-backed securities	4,171	—	4,171	—
Mutual funds	20,055	20,055	—	—
Total plan assets in the fair value hierarchy	159,495	$140,585	$18,910	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	7,330
Equities:
U.S. small cap	10,093
U.S. large cap	14,064
Emerging markets	7,865
International	15,434
Fixed Income	52,340
Total plan assets	266,621
Other liabilities (3)	(2,888)
Net plan assets	$263,733

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,692	$1,692	$—	$—
Equities:
Stocks:
U.S. common stocks	27,192	27,192	—	—
International stocks	9,173	9,173	—	—
Funds:
U.S. mid cap	7,956	7,956	—	—
U.S. large cap	8,297	8,297	—	—
Emerging markets	12,822	12,822	—	—
International	47,966	47,966	—	—
Fixed Income:
U.S. treasury and government agency securities	16,859	8,895	7,964	—
Corporate and municipal bonds	6,540	—	6,540	—
Mortgage/asset-backed securities	5,910	—	5,910	—
Mutual funds	24,871	24,871	—	—
Total plan assets in the fair value hierarchy	169,278	$148,864	$20,414	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	5,028
Equities:
U.S. small cap	11,018
U.S. large cap	13,822
Emerging markets	6,588
International	15,696
Fixed Income	58,882
Total plan assets	280,312
Other liabilities (3)	(2,274)
Net plan assets	$278,038

(1)

Certain investments that are measured at fair value using the NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

(2)

Short-term investments include an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

(3)	Net amount due for securities purchased and sold.

The fair values of our assets for our post-retirement benefit plans at December 31, 2016 and 2015 were as follows:

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6	$6	$—	$—
Equities:
U.S. common stocks	225	225	—	—
International stocks	84	84	—	—
Funds:
U.S. mid cap	90	90	—
U.S. large cap	73	73	—	—
Emerging markets	139	139	—	—
International	462	462	—	—
Fixed Income:
U.S. treasury and government agency securities	163	85	78	—
Corporate and municipal bonds	65	—	65	—
Mortgage/asset-backed securities	40	—	40	—
Mutual funds	194	194	—	—
Total plan assets in the fair value hierarchy	1,541	$1,358	$183	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	71
Equities:
U.S. small cap	98
U.S. large cap	136
Emerging markets	76
International	149
Fixed Income	506
Total plan assets	2,577
Benefit payments payable	(263)
Other liabilities (3)	(28)
Net plan assets	$2,286

		As of December 31, 2015
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$20	$20	$—	$—
Equities:
U.S. common stocks	315	315	—	—
International stocks	106	106	—	—
Funds:
U.S. mid cap	92	92	—	—
U.S. large cap	96	96	—	—
Emerging markets	148	148	—	—
International	555	555	—	—
Fixed Income:
U.S. treasury and government agency securities	195	103	92	—
Corporate and municipal bonds	75	—	75	—
Mortgage/asset-backed securities	69	—	69	—
Mutual funds	288	288	—	—
Total plan assets in the fair value hierarchy	1,959	$1,723	$236	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	58
Equities:
U.S. small cap	127
U.S. large cap	160
Emerging markets	76
International	181
Fixed Income	681
Total plan assets	3,242
Benefit payments payable	(230)
Other liabilities (3)	(27)
Net plan assets	$2,985

(1)

Certain investments that are measured at fair value using  NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

(2)

Short-term investments include investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. Treasury bills with maturities less than one year.

(3)	Net amount due for securities purchased and sold.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $2.9 million to our pension plans and $3.9 million to our other post-retirement plans in 2017.

Estimated Future Benefit Payments

As of December 31, 2016, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2017	$23,667	$3,872
2018	23,594	4,016
2019	23,590	4,077
2020	23,565	4,058
2021	23,409	3,886
2022 - 2026	113,431	16,111

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $6.5 million, $6.9 million and $5.3 million in 2016, 2015 and 2014, respectively.    The increase in 2015 is attributable to the acquisition of Enventis which accounted for $1.8 million of the total expense.

10.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2016	2015	2014

Current:
Federal	$1,390	$(3,708)	$1,769
State	709	655	1,014
Total current expense (benefit)	2,099	(3,053)	2,783

Deferred:
Federal	20,087	4,321	8,136
State	776	1,507	2,108
Total deferred expense	20,863	5,828	10,244
Total income tax expense	$22,962	$2,775	$13,027

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended
(In percentages)	2016	2015	2014

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	(37.9)	1.2
Transaction costs	-	-	2.6
Other permanent differences	0.9	10.8	0.4
Change in uncertain tax positions	-	(8.2)	-
Change in deferred tax rate	(4.0)	91.9	7.4
Valuation allowance	1.6	43.4	(0.7)
Provision to return	0.3	(1.5)	-
Sale of stock in subsidiary	19.1	-	-
Non deductible goodwill	3.8	-	-
Other	0.6	(1.6)	(0.1)
	60.2%	131.9%	45.8%

Deferred Taxes

In November 2015, the FASB issued the Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires that all deferred tax liabilities and tax assets, and any related valuation allowance, be classified as non-current in a classified balance sheet. The classification change simplifies the Company’s process as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted, and may be applied either prospectively or retrospectively. We early adopted this guidance prospectively as of December 31, 2015, and as a result, we have classified all net deferred tax liabilities as non-current in the consolidated balance sheet at December 31, 2016 and 2015.

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2016	2015

Non-current deferred tax assets:
Reserve for uncollectible accounts	$1,090	$1,268
Accrued vacation pay deducted when paid	2,286	2,112
Accrued expenses and deferred revenue	7,687	9,051
Net operating loss carryforwards	13,068	31,695
Pension and postretirement obligations	50,353	44,266
Share-based compensation	189	268
Derivative instruments	80	421
Financing costs	492	310
Tax credit carryforwards	5,383	3,973
Other	22	23
	80,650	93,387
Valuation allowance	(1,775)	(2,652)
Net non-current deferred tax assets	78,875	90,735

Non-current deferred tax liabilities:
Goodwill and other intangibles	(36,558)	(38,658)
Basis in investment	(38)	(39)
Partnership investments	(22,360)	(22,058)
Property, plant and equipment	(264,217)	(266,509)
	(323,173)	(327,264)
Net non-current deferred taxes	$(244,298)	$(236,529)

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

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2016 of $20.7 million and related deferred tax assets of

$7.2 million. The amount of federal NOL carryforwards and related deferred tax assets for which a benefit would be recorded in additional paid-in capital (“APIC”) when realized is $5.8 million and $2.0 million, respectively.  The federal NOL carryforwards expire in 2035.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2016 of $1.6 million and related deferred tax assets of $0.6 million. ETFL’s federal NOL carryforwards expire from 2021 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2016 of $154.9 million and related deferred tax assets of $7.5 million.  The amount of state NOL carryforwards and related deferred tax assets for which a benefit would be recorded in APIC when realized is $9.4 million and less than $0.2 million, respectively.  The state NOL carryforwards expire from 2017 to 2035. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $11.1 million and related deferred tax asset of $0.5 million and have placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2017 to 2035.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available federal alternative minimum tax (“AMT”) credit carryforwards as of December 31, 2016 of $2.2 million and related deferred tax assets of $2.2 million.  The AMT credits are available to offset future tax liabilities only to the extent that the Company has regular tax liabilities in excess of AMT tax liabilities. The federal AMT credit carryforward does not expire.

We estimate that we have available state tax credit carryforwards as of December 31, 2016 of $5.0 million and related deferred tax assets of $3.3 million.  The state tax credit carryforwards are limited annually and expire from 2017 to 2027.  Management believes that it is more likely than not that we will not be able to realize state tax carryforwards of $2.0 million and related deferred tax asset of $1.3 million and has placed a valuation allowance on this amount.  The related state tax credit carryforwards expires from 2017 to 2021.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

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

Our unrecognized tax benefits as of December 31, 2016 and 2015 were $0.1 million.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is less than $0.1 million.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  During 2016 and 2015, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2015.  The periods subject to examination for our state returns are years 2012 through 2015.  We are not currently under examination by federal or state taxing authorities.

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months. There were no material changes to these amounts during 2016 and there were no material effects on the Company’s effective tax rate.

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2016 and 2015:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2016	2015

Balance at January 1	$66	$238
Additions for tax positions in the current year	-	1
Reduction for tax positions of prior years	-	(158)
Reduction for lapse of state statute of limitations	(2)	(15)
Balance at December 31	$64	$66

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

As of December 31, 2016, future minimum contractual obligations, including capital and operating leases, and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease agreements	$11,304	$10,000	$8,838	$7,069	$4,287	$12,605	$54,103
Capital lease agreements	5,922	6,187	3,486	889	373	—	16,857
Capital expenditures (1)	3,151	—	—	—	—	—	3,151
Service and support agreements (2)	6,724	3,378	1,266	725	236	354	12,683
Transport and data connectivity	20,870	9,132	7,515	6,817	6,822	6,752	57,908
Total	$47,971	$28,697	$21,105	$15,500	$11,718	$19,711	$144,702

(1)	We have binding commitments with numerous suppliers for future capital expenditures.
(2)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.

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

We incurred rent expense of $12.7 million, $12.1 million and $7.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements, all of which expire between 2017 and 2021.  As of December 31, 2016, the present value of the minimum remaining lease commitments, net of imputed interest of $2.0 million, was approximately $16.9 million, of which $5.9 million was due and payable within the next twelve months.  See Note 12 for information regarding the capital leases we have entered into with related parties.

Litigation, Regulatory Proceedings and Other Contingencies

FairPoint

On February 7, 2017, an alleged class action complaint was filed by a purported stockholder of FairPoint in the United States District Court for the Western District of North Carolina (Case No. 3:17-cv-51) against us, FairPoint and its directors.  Among other things, the complaint alleges that the disclosures in our Form S-4 Registration Statement filed with the SEC on January 26, 2017, in connection with the Merger Agreement, are materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended.  The plaintiff seeks to enjoin us from consummating the merger with FairPoint on the agreed-upon terms or, alternatively, to rescind the merger in the event that we consummate the merger, in addition to damages and attorney fees and costs.  We believe the allegations made in this complaint are without merit.  We have not yet filed an answer or other responsive pleading to the complaint.

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against us and many other Local Exchange Carriers (“LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile and wireline devices that are routed to us through these IXCs.    The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $2.4 million and cover periods dating back to 2006.  CenturyLink, Inc., which is a defendant in both groups of cases, requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “Court”).  On November 17, 2015, the Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November 2015 Order”).  The November 2015 Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed amended complaints and on June 30, 2016, the LEC defendants named in such complaints filed a Joint Motion to Strike or Dismiss them.  Briefing on this Joint Motion concluded in August 2016 and the Court has yet to issue a decision on it.

Relatedly, in 2015, numerous LECs across the country, including a number of our LEC entities, filed complaints in various U.S. district courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November 2015 Order held could be assessed by LECs.  The total amount our LEC entities seek from Level 3 in this proceeding is at least approximately $0.3 million, excluding late payment charges/penalties and attorneys’ fees.  These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the Court. On May 31, 2016, Level 3 filed a Motion to Dismiss these complaints that largely repeated arguments the November 2015 Order rejected. Briefing on Level 3’s Motion has concluded and an oral argument on it is scheduled for February 15, 2017.  After that, it will likely be a few months before the Court issues a decision on this Motion.

While the Court adopted a Scheduling Order on July 19, 2016 for the remaining proceedings in the consolidated cases (including, among other things, dates for the parties to informally resolve damage claims, i.e., the amounts in dispute and late payment charges), that Order was recently stayed.  However, twenty days after the Court issues decisions on Level 3's Motion to Dismiss and the LECs’ Joint Motion to Dismiss, the parties are required to submit a joint status report proposing the appropriate procedures and deadlines for the case.  Once the proceedings before the Court become final, Sprint, Verizon, and Level 3 are expected to appeal the November 2015 Order along with any order that may, for similar reasons, deny Level 3’s May 31, 2016 Motion to Dismiss.  We have interconnection agreements in place with all wireless carriers and the applicable traffic is being billed at current access rates.  Absent a decision by an appellate court that overturns the November 2015 Order or a decision granting Level 3’s Motion to Dismiss, it will be difficult for Sprint and Verizon to succeed on any claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipts Tax, and/or have had audits performed for the tax years of 2008 through 2013.  In addition, a re-audit was performed on CCPA for the 2010 calendar year.

Pennsylvania generally imposes tax on the gross receipts received from telephone messages transmitted wholly within the state and telephone messages transmitted in interstate commerce where such messages originate or terminate in Pennsylvania, and the charges for such messages are billed to a service address in the state.  In a 2013 decision involving Verizon Pennsylvania, Inc.  (“Verizon Pennsylvania”), the Commonwealth Court of Pennsylvania held that the gross receipts tax applies to Verizon Pennsylvania’s installation of private phone lines because the sole purpose of private lines is to transmit messages.  Similarly, the court held that directory assistance is subject to the gross receipts tax because it makes the transmission of messages more effective and satisfactory.  However, the court did not find Verizon Pennsylvania’s nonrecurring charges for the installation of telephone lines, moves of and changes to telephone lines and services and repairs of telephone lines to be subject to the gross receipts tax as no telephone messages are transmitted when Verizon Pennsylvania performs these nonrecurring services.

In November 2015, on appeal, the Supreme Court of Pennsylvania held in Verizon Pennsylvania, Inc. v. Commonwealth of Pennsylvania, 127 A.3d 745 (Pa. 2015), that charges for the installation of private phone lines, charges for directory assistance and certain nonrecurring charges were all subject to the state’s gross receipt tax. The Supreme Court of Pennsylvania found that all of the services, including those related to nonrecurring charges, in some way made transmission more effective or communication more satisfactory even though such services did not involve actual transmission.  This is a partial reversal of the 2013 Commonwealth Court of Pennsylvania decision described above, which had ruled that while the charges for the installation of private phone lines and directory assistance were subject to the state’s gross receipts tax, the nonrecurring charges in question were not.  As neither reargument nor for reconsideration was sought, the case is now final.

For the CCES subsidiary, the total additional tax liability calculated by the auditors for the calendar years 2008 through 2013 is approximately $4.1 million.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipts tax.  In June 2016, we filed appeals with the Pennsylvania Commonwealth Court for the audits in calendar years 2008 through 2013.  These appeals are presently awaiting fact development, and no action is expected to occur until second quarter 2017.

For the CCPA subsidiary, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 (using the re-audited 2010 number) is approximately $5.0 million.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipts tax.  In June 2016, we filed appeals with the Pennsylvania Commonwealth Court for the audits in calendar years 2008 through 2013.  These appeals are presently awaiting fact development, and no action is expected to occur until second quarter 2017.

In October 2016, CCPA and CCES received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2014 tax year.  The total additional tax liability calculated by the DOR auditors for CCPA and CCES for 2014 is approximately $0.7 million and $0.9 million, respectively.  In January 2017, we filed Petitions for Reassessment with the DOR’s Board of Appeals, contesting the audit assessments.  The Petitions request that the matters be stayed pending final action of the Commonwealth Court in litigation involving the same issues related to CCPA’s 2008 through 2013 tax periods.

We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2014, for which we have filed appeals, continue to lack merit.  However, in light of the Supreme Court of Pennsylvania’s decision, we have accrued $1.4 million and $1.2 million for our CCES and CCPA subsidiaries, respectively.  These accruals also include the Company’s best estimate of the potential 2014 and 2015 additional tax liabilities.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

Other

On April 14, 2008, Salsgiver Inc., a Pennsylvania-based telecommunications company, and certain of its affiliates (“Salsgiver”) filed a lawsuit against us and our former subsidiaries North Pittsburgh Telephone Company and North Pittsburgh Systems Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we had prevented Salsgiver from connecting their fiber optic cables to our utility poles.  Salsgiver sought compensatory and punitive damages as the result of alleged lost projected profits, damage to its business reputation and other costs.  Salsgiver originally claimed to have sustained losses of approximately $125.0 million.  We believed that these claims were without merit and that the alleged damages were completely unfounded.  We had previously recorded $0.4 million in 2011 and $0.9 million in 2013 in anticipation of the settlement of this case, which included estimated legal fees.  A jury trial concluded on May 14, 2015 with the jury ruling in our favor.  Salsgiver subsequently filed a post-trial motion asking the judge to overturn the jury verdict.  That motion was denied.  On June 17, 2015, Salsgiver filed an appeal in the Pennsylvania Superior Court. Salsgiver’s brief was filed with the Superior Court on December 4, 2015, and the Company filed its response on January 18, 2016.  The Pennsylvania Superior Court held oral arguments on May 17, 2016.  On November 10, 2016, the Pennsylvania Superior Court entered an order affirming the judgment in our favor.  Salsgiver did not attempt to take an appeal to the Pennsylvania Superior Court.  This case is now concluded.  During the year ended December 31, 2016, we reversed the reserve of approximately $1.3 million related to the potential settlement previously recognized in 2011 and 2013.

From time to time, we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.

12.RELATED PARTY TRANSACTIONS

Capital Leases

Richard A. Lumpkin, a member of our Board of Directors, together with his family, beneficially owned 37.0% and 33.5% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2016 and 2015, respectively.  Mr. Lumpkin also is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 68.5% and 66.7% beneficial ownership of LATEL at December 31, 2016 and 2015, respectively.

As of December 31, 2016, we had three capital lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).    We have accounted for these leases as capital leases in accordance with ASC Topic 840, Leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The capital lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes.  Each of the three lease agreements have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the initial expiration date.  We are required to pay LATEL approximately $7.9 million over the terms of the lease agreements.  The carrying value of the capital leases at December 31, 2016 and 2015 was approximately $2.7 million and $3.0 million, respectively.  We recognized $0.4 million in interest expense in each 2016 and 2015 and $0.5 million in interest expense in 2014 and amortization expense of $0.4 million in 2016, 2015 and 2014 related to the capitalized leases.

Long-Term Debt

A portion of the 2020 Notes was sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”). In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. In 2015, the 2020 Notes were fully redeemed and we paid an early redemption premium of $1.5 million and recognized approximately $0.7 million and $1.3 million in 2015 and 2014, respectively, in interest expense in the aggregate for the 2020 Notes purchased by related parties.  In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and we recognized approximately $0.3 million in each 2016 and 2015 in interest expense for the 2022 Notes purchased by the related party.

Other Services

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunication products and services to First Mid-Illinois and we received approximately $0.7 million, $0.8 million and $0.5 million in 2016, 2015 and 2014, respectively, for these services.

13.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2016	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$188,846	$186,871	$191,541	$175,919
Operating income	$24,310	$22,954	$22,736	$17,440
Net income (loss) attributable to common stockholders	$7,849	$76	$7,012	$(6)
Basic and diluted earnings (loss) per share	$0.15	$—	$0.14	$—

	Quarter Ended
2015	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$192,578	$201,010	$193,958	$188,191
Operating income	$26,745	$27,675	$13,648	$19,707
Net income (loss) attributable to common stockholders	$7,810	$(15,968)	$2,595	$4,682
Basic and diluted earnings (loss) per share	$0.15	$(0.32)	$0.05	$0.09

In October 2016, we amended our Credit Agreement to restate and amend our term loan credit facilities as described in Note 6.  In connection with entering into the amended and restated credit agreement, we incurred a loss on the extinguishment of debt of $6.6 million during the quarter ended December 31, 2016.

In connection with the redemption of the 2020 Notes, as described in Note 6, we recognized a loss on extinguishment of debt of $41.2 million during the quarter ended June 30, 2015.

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

14.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes. We and substantially all of our subsidiaries, excluding Consolidated Communications of Illinois Company (formerly Illinois Consolidated Telephone Company), have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2016 and 2015, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2016, 2015 and 2014 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,064	$13	$—	$—	$27,077
Accounts receivable, net	—	—	48,911	7,347	(42)	56,216
Income taxes receivable	20,756	—	885	(25)	—	21,616
Prepaid expenses and other current assets	—	12,856	15,310	126	—	28,292
Total current assets	20,756	39,920	65,119	7,448	(42)	133,201

Property, plant and equipment, net	—	—	999,416	55,770	—	1,055,186

Intangibles and other assets:
Investments	—	8,338	97,883	—	—	106,221
Investments in subsidiaries	2,192,556	2,019,692	14,279	—	(4,226,527)	—
Goodwill	—	—	690,696	66,181	—	756,877
Other intangible assets	—	—	22,525	9,087	—	31,612
Advances due to/from affiliates, net	—	1,524,906	427,720	87,171	(2,039,797)	—
Deferred income taxes	17,150	—	—	—	(17,150)	—
Other assets	—	1,562	8,058	41	—	9,661
Total assets	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,766	$—	$—	$6,766
Advance billings and customer deposits	—	—	24,981	1,457	—	26,438
Dividends payable	19,605	—	—	—	—	19,605
Accrued compensation	—	—	16,002	969	—	16,971
Accrued interest	—	10,824	436	—	—	11,260
Accrued expense	36	15,057	38,192	880	(42)	54,123
Current portion of long term debt and capital lease obligations	—	9,000	5,735	187	—	14,922
Total current liabilities	19,641	34,881	92,112	3,493	(42)	150,085

Long-term debt and capital lease obligations	—	1,365,820	10,332	602	—	1,376,754
Advances due to/from affiliates, net	2,039,797	—	—	—	(2,039,797)	—
Deferred income taxes	—	984	232,668	27,796	(17,150)	244,298
Pension and postretirement benefit obligations	—	—	109,185	21,608	—	130,793
Other long-term liabilities	70	216	13,807	480	—	14,573
Total liabilities	2,059,508	1,401,901	458,104	53,979	(2,056,989)	1,916,503
Shareholders’ equity:
Common Stock	506	—	17,411	30,000	(47,411)	506
Other shareholders’ equity	170,448	2,192,517	1,844,880	141,719	(4,179,116)	170,448
Total Consolidated Communications Holdings, Inc. shareholders’ equity	170,954	2,192,517	1,862,291	171,719	(4,226,527)	170,954
Noncontrolling interest	—	—	5,301	—	—	5,301
Total shareholders’ equity	170,954	2,192,517	1,867,592	171,719	(4,226,527)	176,255
Total liabilities and shareholders’ equity	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

	December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,877	$7,629	$2,372	$—	$15,878
Accounts receivable, net	—	—	62,460	6,388	—	68,848
Income taxes receivable	23,390	—	352	125	—	23,867
Prepaid expenses and other current assets	—	—	17,456	359	—	17,815
Total current assets	23,390	5,877	87,897	9,244	—	126,408

Property, plant and equipment, net	—	—	1,043,594	49,667	—	1,093,261

Intangibles and other assets:
Investments	—	8,171	97,372	—	—	105,543
Investments in subsidiaries	2,189,142	2,018,472	13,567	—	(4,221,181)	—
Goodwill	—	—	698,449	66,181	—	764,630
Other intangible assets	—	—	34,410	9,087	—	43,497
Advances due to/from affiliates, net	—	1,548,990	360,715	70,083	(1,979,788)	—
Deferred income taxes	32,641	—	—	—	(32,641)	—
Other assets	—	—	5,187	—	—	5,187
Total assets	$2,245,173	$3,581,510	$2,341,191	$204,262	$(6,233,610)	$2,138,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$12,576	$—	$—	$12,576
Advance billings and customer deposits	—	—	26,023	1,593	—	27,616
Dividends payable	19,551	—	—	—	—	19,551
Accrued compensation	—	—	21,094	789	—	21,883
Accrued interest	136	9,084	133	—	—	9,353
Accrued expense	35	190	41,201	958	—	42,384
Current portion of long term debt and capital lease obligations	—	9,100	1,745	92	—	10,937
Total current liabilities	19,722	18,374	102,772	3,432	—	144,300

Long-term debt and capital lease obligations	—	1,372,149	5,101	642	—	1,377,892
Advances due to/from affiliates, net	1,979,788	—	—	—	(1,979,788)	—
Deferred income taxes	—	762	245,579	22,829	(32,641)	236,529
Pension and postretirement benefit obligations	—	—	93,097	19,869	—	112,966
Other long-term liabilities	—	1,084	14,540	516	—	16,140
Total liabilities	1,999,510	1,392,369	461,089	47,288	(2,012,429)	1,887,827
Shareholders’ equity:
Common Stock	505	—	17,411	30,000	(47,411)	505
Other shareholders’ equity	245,158	2,189,141	1,857,655	126,974	(4,173,770)	245,158
Total Consolidated Communications Holdings, Inc. shareholders’ equity	245,663	2,189,141	1,875,066	156,974	(4,221,181)	245,663
Noncontrolling interest	—	—	5,036	—	—	5,036
Total shareholders’ equity	245,663	2,189,141	1,880,102	156,974	(4,221,181)	250,699
Total liabilities and shareholders’ equity	$2,245,173	$3,581,510	$2,341,191	$204,262	$(6,233,610)	$2,138,526

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(15)	$697,557	$58,785	$(13,150)	$743,177
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	323,112	12,401	(12,721)	322,792
Selling, general and administrative expenses	3,331	7	141,533	12,669	(429)	157,111
Acquisition and other transaction costs	1,214	—	—	—	—	1,214
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	164,577	9,433	—	174,010
Operating income (loss)	(4,545)	(22)	67,725	24,282	—	87,440
Other income (expense):
Interest expense, net of interest income	46	(76,213)	(694)	35	—	(76,826)
Intercompany interest income (expense)	(63,773)	97,102	(34,846)	1,517	—	—
Loss on extinguishment of debt	—	(6,559)	—	—	—	(6,559)
Investment income	—	166	32,806	—	—	32,972
Equity in earnings of subsidiaries, net	58,208	56,600	711	—	(115,519)	—
Other, net	—	(328)	1,478	(19)	—	1,131
Income (loss) before income taxes	(10,064)	70,746	67,180	25,815	(115,519)	38,158
Income tax expense (benefit)	(24,995)	12,538	25,807	9,612	—	22,962
Net income (loss)	14,931	58,208	41,373	16,203	(115,519)	15,196
Less: net income attributable to noncontrolling interest	—	—	265	—	—	265
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$14,931	$58,208	$41,108	$16,203	$(115,519)	$14,931

Total comprehensive income (loss) attributable to common shareholders	$3,353	$46,630	$30,442	$14,744	$(91,816)	$3,353

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$121	$728,910	$60,094	$(13,388)	$775,737
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	328,714	12,567	(12,881)	328,400
Selling, general and administrative expenses	3,160	150	156,380	19,044	(507)	178,227
Acquisition and other transaction costs	1,413	—	—	—	—	1,413
Depreciation and amortization	—	—	171,232	8,690	—	179,922
Operating income (loss)	(4,573)	(29)	72,584	19,793	—	87,775
Other income (expense):
Interest expense, net of interest income	(104)	(79,680)	154	12	—	(79,618)
Intercompany interest income (expense)	(153,713)	166,838	(15,917)	2,792	—	—
Loss on extinguishment of debt	—	(41,242)	—	—	—	(41,242)
Investment income	—	326	36,364	—	—	36,690
Equity in earnings of subsidiaries, net	93,391	64,812	567	—	(158,770)	—
Other, net	—	(26)	(1,346)	(129)	—	(1,501)
Income (loss) before income taxes	(64,999)	110,999	92,406	22,468	(158,770)	2,104
Income tax expense (benefit)	(64,118)	17,608	40,346	8,939	—	2,775
Net income (loss)	(881)	93,391	52,060	13,529	(158,770)	(671)
Less: net income attributable to noncontrolling interest	—	—	210	—	—	210
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(881)	$93,391	$51,850	$13,529	$(158,770)	$(881)

Total comprehensive income (loss) attributable to common shareholders	$(4,940)	$89,332	$48,434	$13,105	$(150,871)	$(4,940)

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(7)	$585,148	$64,380	$(13,783)	$635,738
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	242,354	13,391	(13,084)	242,661
Selling, general and administrative expenses	3,975	126	119,649	17,585	(699)	140,636
Acquisition and other transaction costs	10,808	581	428	—	—	11,817
Depreciation and amortization	—	—	141,673	7,762	—	149,435
Operating income (loss)	(14,783)	(714)	81,044	25,642	—	91,189
Other income (expense):
Interest expense, net of interest income	36	(82,617)	55	(11)	—	(82,537)
Intercompany interest income (expense)	(108,366)	125,932	(19,677)	2,111	—	—
Loss on extinguishment of debt	—	(13,785)	—	—	—	(13,785)
Investment income	—	(5)	34,521	—	—	34,516
Equity in earnings of subsidiaries, net	94,458	77,156	870	—	(172,484)	—
Other, net	53	(553)	(236)	(232)	—	(968)
Income (loss) before income taxes	(28,602)	105,414	96,577	27,510	(172,484)	28,415
Income tax expense (benefit)	(43,669)	10,956	35,022	10,718	—	13,027
Net income (loss)	15,067	94,458	61,555	16,792	(172,484)	15,388
Less: net income attributable to noncontrolling interest	—	—	321	—	—	321
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$15,067	$94,458	$61,234	$16,792	$(172,484)	$15,067

Total comprehensive income (loss) attributable to common shareholders	$(15,573)	$63,818	$43,418	$2,780	$(110,016)	$(15,573)

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,634)	$13,315	$200,098	$28,454	$218,233

Cash flows from investing activities:
Business acquisition, net of cash acquired	(13,422)	—	—	—	(13,422)
Purchases of property, plant and equipment	—	—	(111,389)	(13,803)	(125,192)
Proceeds from sale of assets	—	—	198	10	208
Proceeds from business dispositions	30,119	—	—	—	30,119
Net cash provided by (used in) investing activities	16,697	—	(111,191)	(13,793)	(108,287)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	936,750	—	—	936,750
Payment of capital lease obligation	—	—	(2,743)	(142)	(2,885)
Payment on long-term debt	—	(943,050)	—	—	(943,050)
Payment of financing costs	—	(9,912)	—	—	(9,912)
Share repurchases for minimum tax withholding	(1,231)	—	—	—	(1,231)
Dividends on common stock	(78,419)	—	—	—	(78,419)
Transactions with affiliates, net	86,587	24,084	(93,780)	(16,891)	—
Net cash provided by (used in) financing activities	6,937	7,872	(96,523)	(17,033)	(98,747)
Increase (decrease) in cash and cash equivalents	—	21,187	(7,616)	(2,372)	11,199
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$27,064	$13	$—	$27,077

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(119,472)	$76,962	$240,372	$21,317	$219,179

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(126,168)	(7,766)	(133,934)
Proceeds from sale of assets	—	—	13,535	13	13,548
Proceeds from sale of investments	—	—	846	—	846
Net cash used in investing activities	—	—	(111,787)	(7,753)	(119,540)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780	—	—	294,780
Proceeds from issuance of long-term debt	—	69,000	—	—	69,000
Payment of capital lease obligation	—	—	(1,029)	(78)	(1,107)
Payment on long-term debt	—	(107,100)	—	—	(107,100)
Redemption of senior notes	—	(261,874)	—	—	(261,874)
Payment of financing costs	—	(4,805)	—	—	(4,805)
Share repurchases for minimum tax withholding	(1,125)	—	—	—	(1,125)
Dividends on common stock	(78,209)	—	—	—	(78,209)
Transactions with affiliates, net	198,806	(66,026)	(120,747)	(12,033)	—
Net cash provided by (used in) financing activities	119,472	(76,025)	(121,776)	(12,111)	(90,440)
Increase (decrease) in cash and cash equivalents	—	937	6,809	1,453	9,199
Cash and cash equivalents at beginning of period	—	4,940	820	919	6,679
Cash and cash equivalents at end of period	$—	$5,877	$7,629	$2,372	$15,878

	Year Ended December 31, 2014
		Subsidiary
	Parent	Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(71,646)	$37,972	$196,186	$25,273	$187,785

Cash flows from investing activities:
Business acquisition, net of cash acquired	(139,558)	—	—	—	(139,558)
Purchases of property, plant and equipment	—	—	(103,509)	(5,489)	(108,998)
Purchase of investments	—	—	(100)	—	(100)
Proceeds from sale of assets	—	—	1,740	55	1,795
Net cash used in investing activities	(139,558)	—	(101,869)	(5,434)	(246,861)

Cash flows from financing activities:
Proceeds from bond offering	—	200,000	—	—	200,000
Proceeds from issuance of long-term debt	—	80,000	—	—	80,000
Payment of capital lease obligation	—	—	(638)	(65)	(703)
Payment on long-term debt	—	(63,100)	—	—	(63,100)
Partial redemption of senior notes	—	(84,127)	—	—	(84,127)
Payment of financing costs	—	(7,438)	—	—	(7,438)
Share repurchases for minimum tax withholding	(1,856)	—	—	—	(1,856)
Dividends on common stock	(62,341)	—	—	—	(62,341)
Transactions with affiliates, net	275,632	(158,453)	(95,225)	(21,954)	—
Other	(231)	—	—	—	(231)
Net cash provided by (used in) financing activities	211,204	(33,118)	(95,863)	(22,019)	60,204
(Decrease) increase in cash and cash equivalents	—	4,854	(1,546)	(2,180)	1,128
Cash and cash equivalents at beginning of period	—	86	2,366	3,099	5,551
Cash and cash equivalents at end of period	$—	$4,940	$820	$919	$6,679

Report of Independent Certified Public Accountants

The Partners of Pennsylvania RSA No. 6 (II)

Limited Partnership

We have audited the accompanying financial statements of Pennsylvania RSA No. 6(II) Limited Partnership, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of income and comprehensive income, changes in partners’ capital and cash flows for the years then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania RSA No. 6(II) Limited Partnership at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, FL

February 26, 2016

Pennsylvania RSA No. 6(II) Limited Partnership

Balance Sheets - As of December 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Due from affiliate	$5,199	$2,621
Accounts receivable, net of allowances of $713 and $938	22,311	18,136
Unbilled revenue	958	1,031
Prepaid expenses	768	259
Total current assets	29,236	22,047

PROPERTY, PLANT AND EQUIPMENT - NET	17,568	18,525
OTHER ASSETS	6,927	6,718
TOTAL ASSETS	$53,731	$47,290

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,772	$4,141
Advance billings and other	4,076	4,397
Financing obligation	47	46
Deferred rent	13	13
Total current liabilities	8,908	8,597

LONG TERM LIABILITIES:
Financing obligation	421	423
Deferred rent	1,076	1,030
Total long term liabilities	1,497	1,453
Total liabilities	10,405	10,050

PARTNERS’ CAPITAL
General Partner's interest	22,153	19,040
Limited Partners' interest	21,173	18,200
Total partners' capital	43,326	37,240

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$53,731	$47,290

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Income and Comprehensive Income – For the Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

	2016	2015	2014
	(Unaudited)	Audited	Audited
OPERATING REVENUE:
Service revenue	$114,071	$121,247	$125,490
Equipment revenue	26,780	28,121	17,135
Other	8,077	8,007	9,177
Total operating revenue	148,928	157,375	151,802

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	51,138	47,596	44,109
Cost of equipment	31,532	35,448	30,428
Depreciation and amortization	3,334	3,223	2,520
Selling, general and administrative	32,599	36,075	38,682
Total operating expenses	118,603	122,342	115,739

OPERATING INCOME	30,325	35,033	36,063

INTEREST INCOME, NET	11	114	94

NET INCOME AND COMPREHENSIVE INCOME	$30,336	$35,147	$36,157

Allocation of Net Income:
General Partners	$15,512	$17,969	$18,486
Limited Partners	$14,824	$17,178	$17,671

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

	General Partner	Limited Partners
			Consolidated
			Communications	Venus Cellular
	Cellco	Cellco	Enterprise	Telephone	Total Partners’
	Partnership	Partnership	Services, Inc.	Company, Inc.	Capital

BALANCE—January 1st, 2014	$15,461	$2,579	$7,157	$5,039	$30,236

Distributions	(18,918)	(3,156)	(8,758)	(6,168)	(37,000)

Net Income	18,486	3,084	8,558	6,029	36,157

BALANCE— December 31, 2014 (Audited)	15,029	2,507	6,957	4,900	29,393

Distributions	(13,958)	(2,329)	(6,462)	(4,551)	(27,300)

Net Income	17,969	2,999	8,320	5,859	35,147

BALANCE— December 31, 2015 (Audited)	19,040	3,177	8,815	6,208	37,240

Distributions	(12,399)	(2,069)	(5,740)	(4,042)	(24,250)

Net Income	15,512	2,588	7,180	5,056	30,336

BALANCE— December 31, 2016 (Unaudited)	$22,153	$3,696	$10,255	$7,222	$43,326

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Cash Flows – For the Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

	2016	2015	2014
	(Unaudited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,336	$35,147	$36,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,334	3,223	2,520
Imputed interest on financing obligation	45	34	-
Provision for losses on accounts receivable	502	1,638	739
Changes in certain assets and liabilities:
Accounts receivable	(4,677)	(7,698)	(640)
Unbilled revenue	73	(70)	(42)
Prepaid expenses	(510)	(15)	(244)
Other assets	(208)	(4,748)	(1,783)
Accounts payable and accrued liabilities	604	303	589
Advance billings and other	(321)	(724)	1,264
Deferred rent	46	404	12
Net cash provided by operating activities	29,224	27,494	38,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,791)	(6,886)	(5,759)
Fixed asset transfers out	441	536	415
Change in due from affiliate	(2,578)	5,720	3,772
Net cash used in investing activities	(4,928)	(630)	(1,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing obligation, net	-	474	-
Repayments of financing obligation	(46)	(38)	-
Distributions	(24,250)	(27,300)	(37,000)
Net cash used in financing activities	(24,296)	(26,864)	(37,000)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$49	$22	$379

See notes to financial statements

Pennsylvania RSA No. 6(II) Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

1. ORGANIZATION AND MANAGEMENT

Pennsylvania RSA No. 6(II) Limited Partnership, (the “Partnership”) was formed in 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania Rural Service Area 6-B2. Under the terms of the partnership agreement, the partnership expires on January 1, 2091.

In accordance with the partnership agreement, Cellco Partnership (“Cellco”), doing business as Verizon Wireless, is responsible for managing the operations of the Partnership (see Note 7).

The partners and their respective ownership percentages of the Partnership as of December 31, 2016, 2015, and 2014 are as follows:

General Partner:
Cellco Partnership	51.13%

Limited Partners:
Cellco Partnership	8.53%
Consolidated Communications Enterprise Services, Inc.	23.67%
Venus Cellular Telephone Company, Inc.	16.67%

2.	SIGNIFICANT ACCOUNTING POLICIES

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

The Partnership earns revenue primarily by providing access to and usage of its network as well as the sale of equipment. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as equipment sales is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the revenue is recorded gross at the time of sale.

Under the Verizon device payment plan program, eligible wireless customers purchase wireless devices under a device payment plan agreement.  On select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining allocable consideration is allocated to the device. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device. The Partnership may offer customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill. As a result, the Partnership recognizes a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resale of devices eligible for trade-in.

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

Other revenues primarily consist of certain fees billed to customers for surcharges and elected services as well as non-customer related revenues. The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers which is passed through to the customers on a net basis. Other revenues resulting from a cell sharing agreement, which excludes sharing of site expenses, with Cellco are recognized based upon a rate per minute of use (see Note 7).

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are calculated in accordance with the Partnership agreement and are a reasonable method of allocating such costs (see Note 7).

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

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of service as these costs are incurred.

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

The Partnership files federal and state tax returns. The 2013 through 2016 tax years for the Partnership remain subject to examination by the Internal Revenue Service and state tax jurisdiction. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by taxing authorities.

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

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income on due from affiliate is based on the Applicable Federal Rate which was approximately 0.7%, 0.5%, and 0.3% for the years ended December 31, 2016, 2015, and 2014 respectively. Interest expense on due to affiliate is calculated by applying Cellco’s average cost of borrowing from Verizon Communications Inc., which was approximately 4.8%, 4.8%, and 5.0% for the years ended December 31, 2016, 2015, and 2014 respectively to the outstanding due to/from affiliate balance. Included in Interest income, net is interest income of $41 (Unaudited), $29, and $27 for the years ended December 31, 2016, 2015, and 2014 respectively, related to due to/from affiliate.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded in the financial statements at cost, net of allowance for credit losses, with the exception of device payment plan agreement receivables which are initially recorded at fair value. The Partnership maintains allowances for uncollectible accounts receivable, including device payment plan agreement receivables, for estimated losses resulting from the failure or inability of customers to make required payments. The allowance for uncollectible accounts receivable is based on Cellco’s assessment of the collectability of each Partnership’s specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. The Partnership records an allowance to reduce the receivables to the amount that is reasonably believed to be collectible.  The Partnership also records an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment, and the aging of such receivables. Similar to traditional service revenue accounting treatment, bad debt expense related to device payment plan agreement receivables is recorded based on an estimate of the percentage of device payment plan agreement receivables that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. Due to the device payment plan agreement receivables being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts receivable, including device payment plan agreement receivables, and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment – Property, plant and equipment is recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

In connection with the ongoing review of estimated useful lives of property, plant and equipment during 2016, Cellco determined that the average useful lives of certain leasehold improvements would be increased from 5 to 7 years. This change was immaterial to the Partnership in 2016. While the timing and extent of current deployment plans are subject to ongoing analysis and modification, Cellco and the Partnership believes the current estimates of useful lives are reasonable.

Other assets – Other assets primarily include long term device payment plan agreement receivables, net of allowances of $214 (Unaudited), $317 and $0 at December 31, 2016, 2015 and 2014, respectively.

Impairment – All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were to become present, the Partnership would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The Partnership re-evaluates the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses – Cellco maintains wireless licenses that provide the wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal

Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, Cellco management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life.

The Partnership owns wireless licenses in the service area which have no carrying value. The average remaining renewal period of the Partnership’s wireless license portfolio was 3.8 years as of December 31, 2016.

Cellco tests the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. In 2016, Cellco performed a qualitative assessment to determine whether it is more likely than not that the fair value of the wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco, as well as other factors.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2016 and 2015. These evaluations resulted in no impairment of wireless licenses.

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

Recent accounting standards – In August 2016, the accounting standard update related to the classification of certain cash receipts and cash payments was issued. This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the financial statements. The Partnership expects the amendment relating to beneficial interests in securitization transactions will have an impact on the presentation of collections of the deferred purchase price from sales of wireless device payment plan agreement receivables in the statements of cash flows.

In June 2016, the standard update related to the measurement of credit losses on financial instruments was issued. This standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the financial statements.

In February 2016, the accounting standard update related to leases was issued.  This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however early adoption is permitted. The Partnership’s current operating lease portfolio is primarily comprised of spectrum, network, real estate, and equipment leases. Upon adoption of the standard, the balance sheet is expected to include a right of use asset and liability related to substantially all operating lease arrangements. At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to leases. The Partnership is in the process of assessing the impact to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update along with related subsequently issued updates clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delays the effective date of this standard update until the first quarter of 2018, at which time the Partnership plans to adopt the standard.

The Partnership is in the process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of contractual arrangements and the mix of business. Upon adoption, the Partnership expects that the allocation of revenue between equipment and service for wireless fixed-term service plans will result in more revenue allocated to equipment and recognized earlier as compared with current GAAP. The timing of recognition of sales commission expenses is also expected to be impacted, as a substantial portion of these costs (which are currently expensed) will be capitalized and amortized as described above. The available transition methods will continue to be evaluated. The Partnership’s considerations include, but are not limited to, the comparability of financial statements and the comparability within the industry from application of the new standard to contractual arrangements. The Partnership plans to select a transition method by the second half of 2017.

At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to the recognition of revenue from contracts with customers. The Partnership has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

Reclassifications –  The Partnership reclassified certain prior year amounts to conform to the current year presentation.

Subsequent events – Events subsequent to December 31, 2016 have been evaluated through February 28, 2017, the date the financial statements were issued.

3.	WIRELESS DEVICE INSTALLMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included in their standard wireless monthly bill.

Wireless device payment plan agreement receivables –  The following table displays device payment plan agreement receivables, net, that continue to be recognized in the accompanying balance sheets:

	2016	2015
	(Unaudited)	(Audited)
Device payment plan agreement receivables, gross	$24,528	$18,622
Unamortized imputed interest	(1,017)	(791)
Device payment plan agreement receivables, net of	23,511	17,831
unamortized imputed interest
Allowance for credit losses	(708)	(906)
Device payment plan agreement receivables, net	$22,803	$16,925

Classified on the balance sheets:
Accounts receivable, net	$15,950	$10,303
Other assets	6,853	6,622
Device payment plan agreement receivables, net	$22,803	$16,925

The Partnership may offer customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill. As a result, the Partnership recognizes a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Device payment plan agreement receivables, net does not reflect this trade-in obligation. At December 31, 2016 and 2015, the amount of trade-in obligations was not material.

At the time of sale, the Partnership imputes risk adjusted interest on the device payment plan agreement receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Other revenues on the statements of income and comprehensive income, is recognized over the financed payment term.

When originating device payment plan agreements, the Partnership uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program.  If a customer is either new to the Partnership or has less than 210 days of customer tenure (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure (an existing customer), the credit decision process relies on internal data sources. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment. The experience has been that the payment attributes of longer tenured customers are highly predictive when considering their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Internal data and/or credit data obtained from the credit reporting agencies is used to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon’s proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment.

Based on the custom credit risk score, each customer is assigned to a credit class, each of which has a specified required down payment percentage and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, the Partnership monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models which analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. The Partnership continuously monitors collection performance results and the credit quality of device payment plan agreement receivables based on a variety of metrics, including aging. The Partnership considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

As of December 31, 2016, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2016	2015
	(Unaudited)	(Audited)
Unbilled	$23,043	$17,694

Billed:
Current	1,269	806
Past due	216	122
Device payment plan agreement receivables, gross	$24,528	$18,622

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2016	2015
	(Unaudited)	(Audited)
Balance at January 1	$906	$163
Bad debt expenses	203	945
Write-offs	(401)	(138)
Other	—	(64)
Balance at December 31	$708	$906

Customers entering into device payment plan agreements prior to May 31, 2015, have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payment plan agreement payments and trading in their device in good working condition. Generally, customers entering into device payment plan agreements on or after June 1, 2015 are required to repay all amounts due under their device payment agreement before being eligible to upgrade their device. However, on select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device or for a device that is subject to an upgrade promotion, the Partnership records a guarantee liability in accordance with the Partnership’s accounting policy. The guarantee liability related to this program, which was $115 (Unaudited) at December 31, 2016 and $408 at December 31, 2015, was included in Advance billings and other on the accompanying balance sheets.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2016 and 2015:

	2016	2015
	(Unaudited)	(Audited)
Buildings and improvements (15-45 years)	$9,883	$9,576
Wireless plant and equipment (3-50 years)	29,049	27,486
Furniture, fixtures and equipment (3-10 years)	482	479
Leasehold improvements (5-7 years)	2,466	2,262
	41,880	39,803
Less: accumulated depreciation	(24,312)	(21,278)
Property, plant and equipment, net	$17,568	$18,525

Capitalized network engineering costs of $164 (Unaudited) and $376, were recorded during the years ended December 31, 2016 and 2015, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $334 (Unaudited) and $1,067, as of December 31, 2016 and 2015, respectively. Depreciation expense of $3,329 (Unaudited), $3,220, and $2,520 was incurred during the years ended December 31, 2016, 2015 and 2014.

5.	TOWER MONETIZATION TRANSACTION

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands). Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The Partnership has subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 2 towers to ATC for an upfront payment of $849. The upfront payment was accounted for as deferred rent and as a financing obligation. The $375 accounted for as deferred rent was included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 30 years.  At December 31, 2015, a financing obligation in the amount of $474 was included in cash flows provided by financing activities, which relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC for $1.9 per month per site, with annual increases of 2 percent. During 2016 and 2015, the

Partnership made $46 and $38, respectively, of sublease payments to ATC, which is recorded as Repayments of financing obligation.

At December 31, 2016 and 2015, the balance of deferred rent was $352 (Unaudited) and $365, respectively. At December 31, 2016 and 2015, the balance of the financing obligation was $468 (Unaudited) and $469, respectively.

6.	CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2016 and 2015:

	2016	2015
	(Unaudited)	(Audited)

Accounts payable	$2,713	$1,960
Non-income based taxes and regulatory fees	590	706
Accrued commissions	1,469	1,475
Accounts payable and accrued liabilities	$4,772	$4,141

Advance billings and other consist of the following as of December 31, 2016 and 2015:

	2016	2015
	(Unaudited)	(Audited)

Advance billings	$3,524	$3,664
Customer deposits	437	325
Guarantee liability	115	408
Advance billings and other	$4,076	$4,397

7.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use; (4) certain costs of operating switches which are allocated to the Partnership; and (5) lease agreements with Cellco, whereas the Partnership has the right to use certain spectrum. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the

Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant.

Service revenues – Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2016, 2015, and 2014 roaming revenues were $25,198 (Unaudited), $25,063, and $23,732, respectively. Service revenues also include long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment revenues – Equipment revenues include equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Other revenues –  Other revenues include cell sharing revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of service – Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. For the years ended December 31, 2016, 2015, and 2014 roaming costs were $39,340 (Unaudited), $36,313, and $32,019, and switch costs were $3,484 (Unaudited), $3,408, and $3,897, respectively. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has lease agreements for the right to use additional spectrum owned by Cellco. See Note 8 for further information regarding this arrangement.

Cost of equipment – Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative – Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership recorded $2,627 (Unaudited), $2,344, and $2,525 in advertising costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Property, plant and equipment – Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

8.	COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2016, 2015, and 2014, the Partnership incurred a total of $2,249 (Unaudited), $1,800, and $1,478 respectively, as rent expense related to these operating leases, which was included in Cost of service and Selling, general and administrative expenses in the accompanying statements of income and comprehensive income. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring for the years shown are as follows:

Years	Amount

2017	$1,936
2018	1,861
2019	1,687
2020	1,579
2021	1,471
2022 and thereafter	4,524

Total minimum payments	$13,058

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Pennsylvania Rural Service Area 6-B2. Total rent expense under these spectrum leases amounted to $659 (Unaudited) in 2016, $658 in 2015, and $583 in 2014, which is included in Cost of service in the accompanying statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2016, future spectrum lease obligations are expected to be as follows:

Years	Amount

2017	$636
2018	625
2019	482
2020	340
2021	340
2022 and thereafter	3,398

Total minimum payments	$5,821

The General Partner currently expects that the renewal option in the leases will be exercised.

9.	CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material to the Partnership. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2016 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. The Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

10.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2016 (Unaudited)	$1,255	$502	$(830)	$927
2015 (Audited)	498	1,638	(881)	1,255
2014 (Audited)	225	739	(466)	498

Report of Independent Certified Public Accountants

The Partners of GTE Mobilnet of Texas RSA #17

Limited Partnership

We have audited the accompanying financial statements of GTE Mobilnet of Texas RSA #17

Limited Partnership, which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of income and comprehensive income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Mobilnet of Texas RSA #17 at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, FL

February 28, 2017

GTE Mobilnet of Texas RSA #17 Limited Partnership

Balance Sheets - As of December 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015
ASSETS

CURRENT ASSETS:
Due from affiliate	$13,086	$11,610
Accounts receivable, net of allowance of $1,122 and $691	9,028	7,957
Unbilled revenue	2,287	2,311
Prepaid expenses	425	444
Total current assets	24,826	22,322

PROPERTY, PLANT AND EQUIPMENT - NET	48,462	57,180

WIRELESS LICENSES	441	441

OTHER ASSETS	2,252	1,954
TOTAL ASSETS	$75,981	$81,897

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,389	$3,895
Advance billings and other	1,740	1,848
Financing obligation	2,412	2,364
Deferred rent	702	702
Total current liabilities	9,243	8,809

LONG TERM LIABILITIES:
Financing obligation	21,356	21,478
Deferred rent	19,857	20,165
Total long term liabilities	41,213	41,643
Total liabilities	50,456	50,452

PARTNERS’ CAPITAL
General Partner's interest	5,105	6,289
Limited Partners' interest	20,420	25,156
Total partners' capital	25,525	31,445

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$75,981	$81,897

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Income and Comprehensive Income – For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	2016	2015	2014

OPERATING REVENUE:
Service revenues	$113,816	$117,289	$113,153
Equipment revenues	7,119	7,011	5,796
Other	5,613	4,900	3,942
Total operating revenue	126,548	129,200	122,891

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	40,711	39,702	36,454
Cost of equipment	10,040	10,606	12,892
Depreciation and amortization	10,364	11,348	11,874
Selling, general and administrative	20,662	23,356	23,655
Total operating expenses	81,777	85,012	84,875

OPERATING INCOME	44,771	44,188	38,016

OTHER EXPENSE:
Interest (expense) income, net	(1,391)	(914)	36
Other	-	(392)	-
Total other interest expense	(1,391)	(1,306)	36

NET INCOME AND COMPREHENSIVE INCOME	$43,380	$42,882	$38,052

Allocation of Net Income:
General Partner	$8,676	$8,576	$7,611
Limited Partners	$34,704	$34,306	$30,441

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	General
	Partner	Limited Partners
		Eastex	Consolidated
		Telcom	Communications	Alltel		Verizon	Total
	San Antonio	Investments,	Enterprise	Communications	San Antonio	Wireless	Partners'
	MTA, L.P.	LLC	Services, Inc.	LLC	MTA, L.P.	(VAW) LLC	Capital

BALANCE—January 1, 2014	$15,402	$15,797	$15,797	$13,108	$9,176	$7,731	$77,011

Distributions	(6,700)	(6,872)	(6,872)	(5,702)	(3,991)	(3,363)	(33,500)

Net Income	7,611	7,806	7,806	6,477	4,533	3,819	38,052

BALANCE—December 31, 2014	16,313	16,731	16,731	13,883	9,718	8,187	81,563

Distributions	(18,600)	(19,077)	(19,077)	(15,830)	(11,081)	(9,335)	(93,000)

Net Income	8,576	8,796	8,796	7,299	5,110	4,305	42,882

BALANCE—December 31, 2015	6,289	6,450	6,450	5,352	3,747	3,157	31,445

Distributions	(9,860)	(10,113)	(10,113)	(8,391)	(5,874)	(4,949)	(49,300)

Net Income	8,676	8,899	8,899	7,384	5,168	4,354	43,380

BALANCE—December 31, 2016	$5,105	$5,236	$5,236	$4,345	$3,041	$2,562	$25,525

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Cash Flows – For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,380	$42,882	$38,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,364	11,348	11,874
Imputed interest on financing obligation	2,289	1,704	-
Provision for losses on accounts receivable	2,128	1,546	1,421
Changes in certain assets and liabilities:
Accounts receivable	(3,200)	(3,337)	(2,796)
Unbilled revenue	24	(180)	(204)
Prepaid expenses	19	(313)	(118)
Other assets	(298)	(1,327)	(605)
Accounts payable and accrued liabilities	324	315	515
Advance billings and other	(108)	(230)	498
Deferred rent	(308)	19,591	250
Net cash provided by operating activities	54,614	71,999	48,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,980)	(4,734)	(16,813)
Fixed asset transfers out	506	1,341	4,403
Acquisition of wireless licenses	-	(441)	-
Change in due from affiliate	(1,476)	2,696	(2,977)
Net cash used in investing activities	(2,950)	(1,138)	(15,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing obligation	-	24,077	-
Repayments of financing obligation	(2,364)	(1,938)	-
Distributions	(49,300)	(93,000)	(33,500)
Net cash used in financing activities	(51,664)	(70,861)	(33,500)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$242	$71	$133

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

1.ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas RSA #17 Limited Partnership (the “Partnership”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

Cellco Partnership (“Cellco”), doing business as Verizon Wireless, indirectly wholly-owns San Antonio MTA, L.P. and through such ownership, manages the operations of the Partnership (see Note 8).

The partners and their respective ownership percentages of the Partnership as of December 31, 2016, 2015 and 2014 are as follows:

General Partner:
San Antonio MTA, L.P.	20.000000%

Limited Partners:
Eastex Telecom Investments, LLC	20.512855%
Consolidated Communications Enterprise Services, Inc.	20.512855%
Alltel Communications, LLC *	17.021300%
San Antonio MTA, L.P.	11.914800%
Verizon Wireless (VAW) LLC *	10.038190%

*Verizon Wireless (VAW) LLC and Alltel Communications, LLC are wholly-owned and indirectly wholly owned, respectively, subsidiaries of Cellco.

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

The Partnership earns revenue primarily by providing access to and usage of its network as well as the sale of equipment. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as equipment sales is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the revenue is recorded gross at the time of sale.

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. On select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining allocable consideration is allocated to the device. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device. The Partnership may offer customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill. As a result, the Partnership recognizes a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resales of devices eligible for trade-in.

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

Other revenues primarily consist of certain fees billed to customers for surcharges and elected services as well as non-customer related revenues. The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers which is passed through to the customers on a net basis.

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are calculated in accordance with the Partnership agreement and are a reasonable method of allocating such costs (see Note 8).

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

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of service as these costs are incurred.

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

The Partnership files federal and state tax returns. The 2013 through 2016 tax years for the Partnership remain subject to examination by the Internal Revenue Service and state tax jurisdiction. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by taxing authorities.

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

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income on due from affiliate is based on the Applicable Federal Rate which was approximately 0.7%, 0.5% and 0.3% for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense on due to affiliate is calculated by applying Cellco’s average cost of borrowing from Verizon Communications Inc., which was approximately 4.8%, 4.8% and 5.0% for the years ended December 31, 2016, 2015 and 2014, respectively to the outstanding due to/from affiliate balance. Included in Interest (expense) income, net is interest income of $97, $177 and $25 for the years ended December 31, 2016, 2015 and 2014, respectively, related to due to/from affiliate.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded in the financial statements at cost, net of allowance for credit losses, with the exception of device payment plan agreement receivables which are initially recorded at fair value. The Partnership maintains allowances for uncollectible accounts receivable, including device payment plan receivables, for estimated losses resulting from the failure or inability of customers to make required payments. The allowance for uncollectible accounts receivable is based on Cellco’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. The Partnership records an allowance to reduce the receivables to the amount that is reasonably believed to be collectible. The Partnership also records an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment and the aging of such receivables. Similar to traditional service revenue accounting treatment, the device payment plan bad debt expense is recorded based on an estimate of the percentage of device payment plan agreement receivables that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. Due to the device payment plan being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts with device payment plan receivables and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment – Property, plant and equipment is recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the acquisition or construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

In connection with the ongoing review of estimated useful lives of property, plant and equipment during 2016, Cellco determined that the average useful lives of certain leasehold improvements would be increased from 5 to 7 years. This change was immaterial to the Partnership in 2016. While the timing and extent of current deployment plans are subject to ongoing analysis and modification, Cellco and the Partnership believes the current estimates of useful lives are reasonable.

Other assets – Other assets primarily include long term device payment plan agreement receivables, net of allowances of $289 and $93 at December 31, 2016 and 2015, respectively.

Impairment – All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were to become present, the Partnership would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The Partnership re-evaluates the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses –Intangible assets are wireless licenses that provide the Partnership wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. In addition, Cellco maintains wireless licenses that provide the Partnership’s operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications

Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, the Partnership determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life. The Partnership aggregates wireless licenses into one single unit of accounting, as they are utilized on an integrated basis.

Cellco and the Partnership test the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. In 2016 and 2015, the Partnership performed a qualitative assessment to determine whether it is more likely than not that the fair value of wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance, as well as other factors. In 2016, Cellco also performed a qualitative assessment similar to that described for the Partnership. In 2015, Cellco performed a quantitative assessment which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses (see Note 4). The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2016 and 2015. These evaluations resulted in no impairment of wireless licenses.

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

Recent accounting standards – In August 2016, the accounting standard update related to the classification of certain cash receipts and cash payments was issued. This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the financial statements.

In June 2016, the standard update related to the measurement of credit losses on financial instruments was issued. This standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the financial statements.

In February 2016, the accounting standard update related to leases was issued. This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however early adoption is permitted. The Partnership’s current operating lease portfolio is primarily comprised of spectrum, network, real estate, and equipment leases. Upon adoption of the standard, the balance sheet is expected to include a right of use asset and liability related to substantially all operating lease arrangements. At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to leases. The Partnership is in the process of assessing the impact to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update along with related subsequently issued updates clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delays the effective date of this standard update until the first quarter of 2018, at which time the Partnership plans to adopt the standard.

The Partnership is in the process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of contractual arrangements and the mix of business. Upon adoption, the Partnership expects that the allocation of revenue between equipment and service for wireless fixed-term service plans will result in more revenue allocated to equipment and recognized earlier as compared with current GAAP. The timing of recognition of sales commission expenses is also expected to be impacted, as a substantial portion of these costs (which are currently expensed) will be capitalized and amortized as described above. The available transition methods will continue to be evaluated. The Partnership’s considerations include, but are not limited to, the comparability of financial statements and the comparability within the industry from application of the new standard to contractual arrangements. The Partnership plans to select a transition method by the second half of 2017.

At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to the recognition of revenue from contracts with customers. The Partnership has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

Reclassifications –  The Partnership reclassified certain prior year amounts to conform to the current year presentation.

Subsequent events – Events subsequent to December 31, 2016 have been evaluated through February 28, 2017 the date the financial statements were issued.

3.WIRELESS DEVICE INSTALLMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included in their standard wireless monthly bill.

Wireless device payment plan agreement receivables –  The following table displays device payment plan agreement receivables, net, that continue to be recognized in the accompanying balance sheets:

	2016	2015
Device payment plan agreement receivables, gross	$8,516	$5,512
Unamortized imputed interest	(351)	(230)
Device payment plan agreement receivables, net of	8,165	5,282
unamortized imputed interest
Allowance for credit losses	(939)	(254)
Device payment plan agreement receivables, net	$7,226	$5,028

Classified on the balance sheets:
Accounts receivable, net	$5,011	$3,104
Other assets	2,215	1,924
Device payment plan agreement receivables, net	$7,226	$5,028

The Partnership may offer customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill. As a result, the Partnership recognizes a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Device payment plan agreement receivables, net does not reflect this trade-in obligation. At December 31, 2016 and 2015, the amount of trade-in obligations was not significant.

At the time of sale, the Partnership imputes risk adjusted interest on the device payment plan agreement receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Other revenues on the statements of income and comprehensive income, is recognized over the financed payment term.

When originating device payment plan agreements, the Partnership uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to the Partnership or has less than 210 days of customer tenure (a new customer), the credit decision process relies more heavily on external data sources. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment. If the customer has 210 days or more of customer tenure (an existing customer), the credit decision process relies on internal data sources. The experience has been that the payment attributes of longer tenured customers are highly predictive when considering their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Internal data and/or credit data obtained from the credit reporting agencies is used to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon’s proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment.

Based on the custom credit risk score, each customer is assigned to a credit class, each of which has a specified required down payment percentage and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, the Partnership monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models which analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. The Partnership continuously monitors collection performance results and the credit quality of device payment plan agreement receivables based on a variety of metrics, including aging. The Partnership considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

As of December 31, 2016, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2016	2015
Unbilled	$7,912	$5,180
Billed:
Current	418	256
Past due	186	76
Device payment plan agreement receivables, gross	$8,516	$5,512

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2016	2015
Balance at January 1	$254	$33
Bad debt expenses	1,182	374
Write-offs	(500)	(155)
Other	3	2
Balance at December 31	$939	$254

Customers entering into device payment plan agreements prior to May 31, 2015, have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payment plan agreement payments and trading in their device in good working condition. Generally, customers entering into device payment plan agreements on or after June 1, 2015 are required to repay all amounts due under their device payment agreement before being eligible to upgrade their device. However, on select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device or for a device that is subject to an upgrade promotion, the Partnership records a guarantee liability in accordance with the Partnership’s accounting policy. The gross guarantee liability related to this program, which was $54 at December 31, 2016 and $149 at December 31, 2015, was included in Advance billings and other on the accompanying balance sheets.

4.SPECTRUM LICENSE TRANSACTION

On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Cellco participated in that auction and was the high bidder on the licenses covering the Partnership service area. The licenses were deemed to be right to use assets and were allocated and recorded by the Partnership as wireless licenses. The cash payment made by the Partnership of $441 is classified within Acquisition of wireless licenses on the statement of cash flows for the year ended December 31, 2015.

The average remaining renewal period of the Partnership’s wireless license portfolio was 5.7 years as of December 31, 2016.

5.PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2016 and 2015:

	2016	2015
Buildings and improvements (15-45 years)	$27,890	$27,956
Wireless plant and equipment (3-50 years)	96,639	96,011
Furniture, fixtures and equipment (3-10 years)	295	296
Leasehold improvements (5-7 years)	7,259	7,146
	132,083	131,409
Less: accumulated depreciation	(83,621)	(74,229)
Property, plant and equipment, net	$48,462	$57,180

Capitalized network engineering costs of $72 and $233, were recorded during the years ended December 31, 2016 and 2015, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $1,004 and $806, as of December 31, 2016 and 2015, respectively. Depreciation expense of $10,363, $11,346, and $11,871 was incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

6.TOWER MONETIZATION TRANSACTIONS

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands). Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The Partnership has subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 102 towers to ATC for an upfront payment of $43,786. The upfront payment was accounted for as deferred rent and as a financing obligation. The $19,709 accounted for as deferred rent was included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 29 years. At December 31, 2015, a financing obligation in the amount of $24,077  was included in cash flows provided by financing activities, which relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC for $1.9 per month per site, with annual increases of 2 percent. During 2016 and 2015, the Partnership made $2,364 and $1,938, respectively, of sublease payments to ATC, which is recorded as Repayments of financing obligation.

At December 31, 2016 and 2015, the balance of deferred rent was $18,483 and $19,184, respectively. At December 31, 2016 and 2015, the balance of the financing obligation was $23,768 and $23,842, respectively.

7.CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2016 and 2015:

	2016	2015

Accounts payable	$2,295	$1,954
Non-income based taxes and regulatory fees	888	789
Texas margin tax payable	251	233
Accrued commissions	955	919
Accounts payable and accrued liabilities	$4,389	$3,895

Advance billings and other consist of the following as of December 31, 2016 and 2015:

	2016	2015

Advance billings	$1,650	$1,617
Customer deposits	36	82
Guarantee liability, net	54	149
Advance billings and other	$1,740	$1,848

8.TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use; (4) certain costs of operating switches which are allocated to the Partnership; and (5) lease agreements with Cellco, whereas the Partnership has the right to use certain spectrum. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant.

Service revenues – Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2016, 2015, and 2014 roaming revenues were $52,832, $53,031, and $47,483, respectively. Service revenues also include long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment revenues – Equipment revenues include equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Other revenues –  Other revenues include other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of service – Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. For the years ended December 31, 2016, 2015, and 2014 roaming costs were $28,228, $27,273, and $24,116 and switch costs were $1,857, $1,833, and $2,075, respectively. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has lease agreements for the right to use additional spectrum owned by Cellco. See Note 9 for further information regarding this arrangement.

Cost of equipment – Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative – Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership incurred $1,875, $1,715 and $1,966 in advertising costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Property, plant and equipment – Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

Wireless licenses – Wireless licenses include the right to use assets that were allocated by Cellco and recorded by the Partnership in exchange for a $441 payment (see Note 4).

9.COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2016, 2015 and 2014, the Partnership incurred a total of $3,679, $3,903, and $3,803 respectively, as rent expense related to these operating leases, which was included in Cost of service and in the accompanying statements of income and comprehensive income. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring for the years shown are as follows:

Years	Amount
2017	$3,231
2018	3,248
2019	3,231
2020	2,749
2021	2,514
2022 and thereafter	9,251

Total minimum payments	$24,224

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Texas #17 rural service area. Total rent expense under these spectrum leases amounted to $817, $817 and $817 in 2016, 2015 and 2014, respectively, which is included in Cost of service in the accompanying statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2016, future spectrum lease obligations are expected to be as follows:

Years	Amount
2017	$817
2018	817
2019	644
2020	471
2021	471
2022 and thereafter	4,998

Total minimum payments	$8,218

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material to the Partnership. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2016 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. The Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

11.RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2016	$784	$2,128	$(1,501)	$1,411
2015	666	1,546	(1,428)	784
2014	693	1,421	(1,448)	666