Form 10-Q
period 2017-03-31
Consolidated Communications Holdings, Inc.
filed 2017-05-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes   X            No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X    Accelerated filer

Non-accelerated filer___ (Do not check if a smaller reporting company)   Smaller reporting company ____

Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No   X

On April 28, 2017, the registrant had 50,733,313 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended March 31,
	2017	2016

Net revenues	$169,935	$188,846

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	71,391	79,720
Selling, general and administrative expenses	36,433	40,676
Acquisition and other transaction costs	1,329	—
Depreciation and amortization	42,195	44,140
Income from operations	18,587	24,310

Other income (expense):
Interest expense, net of interest income	(29,671)	(18,646)
Investment income	5,278	7,197
Other, net	(73)	14
Income (loss) before income taxes	(5,879)	12,875

Income tax expense (benefit)	(2,174)	4,973

Net income (loss)	(3,705)	7,902
Less: net income (loss) attributable to noncontrolling interest	(20)	53
Net income (loss) attributable to common shareholders	$(3,685)	$7,849

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.07)	$0.15

Dividends declared per common share	$0.39	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended March 31,
	2017	2016

Net income (loss)	$(3,705)	$7,902
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service credit to earnings, net of tax	862	679
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(56)	(430)
Reclassification of realized loss to earnings, net of tax	205	149
Comprehensive income (loss)	(2,694)	8,300
Less: comprehensive income (loss) attributable to noncontrolling interest	(20)	53
Total comprehensive income (loss) attributable to common shareholders	$(2,674)	$8,247

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$26,629	$27,077
Accounts receivable, net of allowance for doubtful accounts	49,770	56,216
Income tax receivable	24,058	21,616
Prepaid expenses and other current assets	29,014	28,292
Total current assets	129,471	133,201

Property, plant and equipment, net	1,047,796	1,055,186
Investments	106,035	106,221
Goodwill	756,877	756,877
Other intangible assets	28,521	31,612
Other assets	9,540	9,661
Total assets	$2,078,240	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,436	$6,766
Advance billings and customer deposits	26,544	26,438
Dividends payable	19,653	19,605
Accrued compensation	16,638	16,971
Accrued interest	24,726	11,260
Accrued expense	50,564	54,123
Current portion of long-term debt and capital lease obligations	15,830	14,922
Total current liabilities	160,391	150,085

Long-term debt and capital lease obligations	1,375,271	1,376,754
Deferred income taxes	242,725	244,298
Pension and other post-retirement obligations	128,978	130,793
Other long-term liabilities	14,121	14,573
Total liabilities	1,921,486	1,916,503

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,734,486 and 50,612,362 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	507	506
Additional paid-in capital	200,917	217,725
Retained earnings (deficit)	(3,685)	—
Accumulated other comprehensive loss, net	(46,266)	(47,277)
Noncontrolling interest	5,281	5,301
Total shareholders’ equity	156,754	176,255
Total liabilities and shareholders’ equity	$2,078,240	$2,092,758

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; amounts in thousands)

	Three Months Ended March 31,
	2017	2016

Net cash provided by operating activities	$51,718	$59,541

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(29,025)	(28,688)
Proceeds from sale of assets	43	14
Net cash used in investing activities	(28,982)	(28,674)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,000	—
Payment of capital lease obligations	(1,289)	(387)
Payment on long-term debt	(9,250)	(2,275)
Share repurchases for minimum tax withholding	(41)	(71)
Dividends on common stock	(19,604)	(19,551)
Net cash used in financing activities	(23,184)	(22,284)
Increase (decrease) in cash and cash equivalents	(448)	8,583
Cash and cash equivalents at beginning of period	27,077	15,878
Cash and cash equivalents at end of period	$26,629	$24,461

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

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud data services, data center and managed services, directory publishing and equipment sales.  As of March 31, 2017, we had approximately 453 thousand voice connections, 477 thousand data connections and 103 thousand video connections.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss) and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2016 Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

Effective January 1, 2017, we adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, calculation of compensation expense and classification on the statement of cash flows. ASU 2016-09 requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting to be recognized as income tax expense or benefit in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. The impact of this change was not material for the quarter ended March 31, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed proceeds in the calculation of diluted shares. This requirement did not impact diluted loss per share for the quarter ended March 31, 2017 as the diluted shares were excluded from the computation of loss per share. Due to our net loss for the quarter ended March 31, 2017, the inclusion of these shares would have had an anti-dilutive impact.

ASU 2016-09 removed the requirement to delay recognition of excess tax benefits until it reduces current income taxes payable. This update is required to be applied on a modified retrospective basis, which resulted in a cumulative effect adjustment of $2.2 million to increase opening retained earnings for the cumulative impact of excess tax benefits related to our net operating loss carryforwards. This amount was subsequently transferred into additional paid-in capital at March 31, 2017.

ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. We have elected to recognize forfeitures as they occur and the cumulative impact of this change was not material to our condensed consolidated financial statements and related disclosures.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires presentation of the service cost component of net periodic benefit cost within the same income statement line item as other compensation costs arising from services rendered by relevant employees during the period, and presentation of the other cost components of net periodic benefit cost separately and outside of the income from operations subtotal. In addition, only the service cost component is eligible for capitalization. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of the annual period and should be applied retrospectively for the presentation of the service cost and prospectively for the capitalization of the service cost component in assets. We will adopt this update effective January 1, 2018 and do not expect a material impact on our condensed consolidated financial statements and related disclosures.

In February 2017, the FASB issued the Accounting Standards Update No. 2017-05 (“ASU 2017-05”), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides additional guidance to (i) clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers, and (ii) clarify the accounting for partial sales of nonfinancial assets. ASU 2017-05 is effective for annual and interim periods beginning after December 15, 2017 and can be applied using the retrospective or modified retrospective approach. We plan to adopt ASU 2017-05 as of January 1, 2018 and are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In January 2017, FASB issued the Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under updated guidance, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance is effective for annual and interim goodwill tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment testing performed after January 1, 2017. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. We do not expect that adoption of ASU 2017-01 will have a material impact on our condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued the Accounting Standards Update No. 2016-16 (“ASU 2016-16”), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates the existing exception prohibiting the recognition of the income tax consequences for intra-entity asset transfers until the asset has been sold to an outside party. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We currently anticipate adopting this update effective January 1, 2018 and do not expect a material impact on our condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued the Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the population of our leases and anticipate that most of our operating lease commitments will be recognized on our consolidated balance sheets. We have not yet made a decision on the timing and method of adoption and are continuing to assess all potential impacts of this update on our condensed consolidated financial statements and related disclosures.

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

2.  ACQUISITIONS AND DIVESTITURES

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

At the effective time of the merger, each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the merger will be converted into and become the right to receive

0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock as of the date of the Merger Agreement, the total value of the consideration to be exchanged is approximately $585.3 million, exclusive of debt of approximately $917.6 million.  In connection with the merger, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in Note 6, that, in addition to cash on hand and other sources of liquidity, will be used to repay the existing indebtedness of FairPoint and pay the fees and expenses in connection with the merger.

The merger is subject to standard closing conditions including the approval of our stockholders and FairPoint’s stockholders, the approval of the listing of additional shares of Consolidated common stock to be issued to FairPoint’s stockholders, required federal and state regulatory approvals and other customary closing conditions. In March 2017, our stockholders approved the issuance of Company common stock to FairPoint’s stockholders pursuant to the Merger Agreement and FairPoint’s stockholders approved the adoption of the Merger Agreement by FairPoint.  We have completed all required filings with the Federal Communications Commission and have received approval under the Hart-Scott-Rodino Act and are in the process of securing the necessary state and federal regulatory approvals necessary to complete the merger.  We expect the merger to close by mid-2017.

Champaign Telephone Company, Inc.

On July 1, 2016, we acquired substantially all of the assets of  Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.  The preliminary fair value of the acquired assets and liabilities assumed consists primarily of property, plant and equipment of $6.9 million, intangible assets of $1.0 million, working capital of $0.8 million and goodwill of $4.7 million. Goodwill and other intangible assets are expected to be amortizable and deductible for income tax purposes.  We are in the process of finalizing the valuation of the net assets acquired, most notably, the completion of various tax related matters for the acquisition. Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment.  We expect to finalize these valuations during the quarter ended June 30, 2017.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
Net income (loss)	$(3,705)	$7,902
Less: net income (loss) attributable to noncontrolling interest	(20)	53
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(3,685)	7,849
Less: earnings allocated to participating securities	49	131
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(3,734)	$7,718

Weighted-average number of common shares outstanding	50,410	50,289

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.07)	$0.15

Diluted earnings (loss) per common share attributable to common shareholders for each of the quarters ended March 31, 2017 and 2016 excludes 0.2 million potential common shares that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.

4.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Cash surrender value of life insurance policies	$2,336	$2,156
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,295	8,138
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	16,400	17,160
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,768	6,540
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,636	27,627
Totals	$106,035	$106,221

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  No factors of impairment existed for any of the investments during the quarters ended March 31, 2017 or 2016.  For the quarters ended March 31, 2017 and 2016, we received cash distributions from these partnerships totaling $1.6 million and $2.8 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For each of the quarters ended March 31, 2017 and 2016, we received cash distributions from these partnerships totaling $4.0 million.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended
	March 31,
(In thousands)	2017	2016
Total revenues	$80,020	$82,657
Income from operations	21,288	25,470
Net income before taxes	20,897	25,063
Net income	20,897	25,063

	March 31,	December 31,
(In thousands)	2017	2016
Current assets	$64,907	$64,083
Non-current assets	90,239	89,651
Current liabilities	21,814	21,985
Non-current liabilities	51,676	51,836
Partnership equity	81,656	79,913

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were as follows:

		As of March 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$433	$-	$433	$-
Current interest rate swap liabilities	(350)	-	(350)	-
Long-term interest rate swap liabilities	(154)	-	(154)	-
Total	$(71)	$-	$(71)	$-

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$398	$-	$398	$-
Current interest rate swap liabilities	(453)	-	(453)	-
Long-term interest rate swap liabilities	(216)	-	(216)	-
Total	$(271)	$-	$(271)	$-

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017		As of December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$50,804	n/a	$51,327	n/a
Investments, at cost	$52,895	n/a	$52,738	n/a
Long-term debt, excluding capital leases	$1,386,848	$1,377,415	$1,388,786	$1,390,773

Cost & Equity Method Investments

Our investments as of March 31, 2017 and December 31, 2016 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Senior secured credit facility:
Term loan 5, net of discount of $4,505 and $4,662 at March 31, 2017 and December 31, 2016, respectively	$890,995	$893,088
Revolving loan	—	—
6.50% Senior notes due 2022, net of discount of $4,147 and $4,302 at March 31, 2017 and December 31, 2016, respectively	495,853	495,698
Capital leases	17,638	16,857
	1,404,486	1,405,643
Less: current portion of long-term debt and capital leases	(15,830)	(14,922)
Less: deferred debt issuance costs	(13,385)	(13,967)
Total long-term debt	$1,375,271	$1,376,754

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility and initial term loans in the aggregate amount of $900.0 million (“Term 5”).  The Credit Agreement also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions and to borrow more than $300.0 million provided that its senior secured leverage ratio would not exceed 3.00:1.00.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 5 loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are repaid in full or redeemed in full on or prior to March 31, 2022.  The Term 5 loan contains an original issuance discount of 0.25% or $2.3 million, which is being amortized over the term of the loan.  The Term 5 loan requires quarterly principal payments of $2.25 million and has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR“) subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2017, the borrowing margin for the three month period ending June 30, 2017 will be at a weighted-average margin of 3.25%  for a LIBOR-based loan or 2.25% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31, 2017.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of March 31, 2017, $108.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% as of March 31, 2017 and December 31, 2016.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2017, and including the $19.7 million dividend declared in February 2017 and paid on May 1, 2017, we had $269.8 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2017, our total net leverage ratio under the Credit Agreement was 4.60:1.00, and our interest coverage ratio was 3.73:1.00.

Committed Financing

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement, to increase the senior secured incremental term loan credit facility under the Credit Agreement from $865.0 million to an aggregate amount of $935.0 million.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Term 5 loan and are being amortized over the term of the debt as interest expense.  On December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement in which a syndicate of lenders has agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement (the “Incremental Term Loan”), subject to the satisfaction of certain conditions.  The proceeds of the Incremental Term Loan may be used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The terms, conditions and covenants of the Incremental Term Loan are materially consistent with those in the existing Credit Agreement, as described above.  The Incremental Term Loan included an original issue discount of 0.50% and has an interest rate of 3.00% plus LIBOR based on the three-month adjusted rate subject to a 1.00% LIBOR floor.  Ticking fees began accruing on the Incremental Term Loan commitments on January 15, 2017 at the rate equal to the interest rate of the Incremental Term Loan.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and are being amortized to interest expense over the term of the commitment period of one year.

Senior Notes

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on in September 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount is being amortized using the effective interest method over the term of the notes.

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

In October 2015, we completed an exchange offer to register all of the Senior Notes under the Securities Act of 1933 (“Securities Act”).  The terms of the registered Senior Notes are substantially identical to those of the Senior Notes prior to the exchange, except that the Senior Notes are now registered under the Securities Act and the transfer restrictions and registration rights previously applicable to the Senior Notes no longer apply to the registered Senior Notes.  The exchange offer did not impact the aggregate principal amount or the remaining terms of the Senior Notes outstanding.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2017, this ratio was 4.64:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $351.2 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2017 and paid on May 1, 2017, there was $402.6 million of the $753.8 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2017.  As of March 31, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2017 and 2021.  As of March 31, 2017, the present value of the minimum remaining lease commitments was approximately $17.6 million, of which $6.8 million was due and payable within the next twelve months. The leases require total remaining rental payments of $19.6 million as of March 31, 2017, of which $3.4 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of March 31, 2017:

	Notional
(In thousands)	Amount	2017 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other assets	$433
Fixed to 1-month floating LIBOR (with floor)	$100,000	Accrued expense	(350)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(154)
Total Fair Values			$(71)

The following interest rate swaps were outstanding as of December 31, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other assets	$398
Fixed to 1-month floating LIBOR (with floor)	$100,000	Accrued expense	(453)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(216)
Total Fair Values			$(271)

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

In conjunction with the refinancing of our Credit Agreement in October 2016 as discussed in Note 6, the interest rate swaps were simultaneously de-designated and re-designated as cash flow hedges of future anticipated interest payments associated with our variable rate debt.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining terms of the respective interest rate swap agreements.  The interest rate swap agreements mature on various dates through September 2019.

As of March 31, 2017 and December 31, 2016, the total pre-tax deferred gain (loss) related to our interest rate swap agreements included in AOCI was less than $0.1 million and $(0.2) million, respectively.  The estimated amount of losses included in AOCI as of March 31, 2017 that will be recognized in earnings in the next twelve months is approximately $0.9 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2017	2016
Unrealized loss recognized in AOCI, pretax	$(91)	$(700)
Deferred losses reclassified from AOCI to interest expense	$(333)	$(243)
Gain recognized in interest expense from ineffectiveness	$235	$—

8.  EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2017 and 2016:

	Quarter Ended
	March 31,
(In thousands)	2017	2016
Restricted stock	$376	$561
Performance shares	162	331
Total	$538	$892

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2017, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $6.9 million and will be recognized over a weighted-average period of approximately 1.9 years.

The following table summarizes the RSA and PSA activity for the three-month period ended March 31, 2017:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2017	93,662	$22.34	109,160	$20.12
Shares granted	124,100	$23.12	5,204	$24.00
Shares vested	(4,708)	$22.30	—	$—
Shares forfeited, cancelled or retired	(1,838)	$22.58	(3,507)	$20.68
Non-vested shares outstanding - March 31, 2017	211,216	$22.99	110,857	$20.94

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the quarter ended March 31, 2017:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2016	$(47,150)	$(127)	$(47,277)
Other comprehensive income before reclassifications	—	(56)	(56)
Amounts reclassified from accumulated other comprehensive loss	862	205	1,067
Net current period other comprehensive income	862	149	1,011
Balance at March 31, 2017	$(46,288)	$22	$(46,266)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2017	2016	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$244	$244	(a)
Actuarial loss	(1,661)	(1,355)	(a)
	(1,417)	(1,111)	Total before tax
	555	432	Tax benefit
	$(862)	$(679)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(333)	$(243)	Interest expense
	128	94	Tax benefit
	$(205)	$(149)	Net of tax

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

We also have two non-qualified supplemental retirement plans (the “Supplemental Plans” and, together with the Retirement Plan, the “Pension Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction of the amount that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans have previously been frozen so that no person is eligible to become a new participant.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters ended March 31, 2017 and 2016:

	Quarter Ended
	March 31,
(In thousands)	2017	2016
Service cost	$87	$86
Interest cost	3,613	4,073
Expected return on plan assets	(4,905)	(5,159)
Net amortization loss	1,704	1,355
Net prior service credit amortization	(114)	(114)
Net periodic pension cost	$385	$241

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended March 31, 2017 and 2016.  The net present value of the remaining obligations was approximately $1.9 million and $2.0 million as of March 31, 2017 and December 31, 2016, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income in the quarter ended March 31, 2016.  We did not recognize any life insurance proceeds during the quarter ended March 31, 2017.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.3 million and $2.2 million as of March 31, 2017 and December 31, 2016, respectively.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters ended March 31, 2017 and 2016:

	Quarter Ended
	March 31,
(In thousands)	2017	2016
Service cost	$123	$150
Interest cost	395	505
Expected return on plan assets	(28)	(37)
Net amortization gain	(43)	—
Net prior service credit amortization	(130)	(130)
Net periodic post-retirement benefit cost	$317	$488

Contributions

We expect to contribute approximately $6.4 million to our Pension Plans and $3.9 million to our Post-retirement Plans in 2017.  As of March 31, 2017, we have contributed $0.1 million and $1.0 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

During the three months ended March 31, 2017, we recorded a decrease of $0.1 million to our unrecognized tax benefits, which reduced our tax expense by less than $0.1 million due to reductions for tax positions in prior years. As of March 31, 2017, we did not have any unrecognized tax benefits. As of December 31, 2016, the amount of unrecognized tax benefits was $0.1 million. We do not expect any material changes in our unrecognized tax benefits during the remainder of 2017.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2017, we did not have a liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2015. The periods subject to examination for our state returns are years 2012 through 2015. We are not currently under examination by federal or state taxing authorities.

Our effective tax rate was 37.0% and 38.6% for the quarters ended March 31, 2017 and 2016, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

11.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

FairPoint

On February 7, 2017, an alleged class action complaint was filed by a purported stockholder of FairPoint in the United States District Court for the Western District of North Carolina (Case No. 3:17-cv-51) against us, FairPoint and its directors.  Among other things, the complaint alleges that the disclosures in our Form S-4 Registration Statement filed with the SEC on January 26, 2017, in connection with the Merger Agreement, are materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended.  The plaintiff sought to enjoin us from consummating the merger with FairPoint on the agreed-upon terms or, alternatively, to rescind the merger in the event that we consummate the merger, in addition to damages and attorney fees and costs.  On March 7, 2017, the plaintiff filed a motion for preliminary injunction to enjoin FairPoint’s special meeting of stockholders to approve the proposed Merger.  On March 17, 2017, the plaintiff voluntarily dismissed the action with prejudice as to his individual claims and without prejudice as to the claims of the putative class.  No payment, promise of payment, or other consideration has been offered or made to the plaintiff or his attorneys.

On March 3, 2017, an alleged class action complaint was filed by a purported stockholder of the Company in the Court of Chancery of the State of Delaware captioned Vento v. Currey, et al. (Case No. 2017-0157) against the members of the Company’s board of directors. The lawsuit related to our Merger Agreement with FairPoint.  Among other things, the lawsuit alleged that the members of the Company’s board of directors breached their fiduciary duties in connection with soliciting approval of the Company’s stockholders of the issuance of the Company’s common stock to stockholders of FairPoint in the merger (the “Merger”) contemplated by the Merger Agreement (the “Stockholder Vote”) because Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on February 24, 2017 failed to disclose allegedly material information relating to the retention, compensation and financial incentives of a financial advisor to the Company in connection with the proposed Merger.  The plaintiff sought, among other relief, to enjoin the Stockholder Vote.  On March 14, 2017, the plaintiff filed a motion for preliminary injunction to enjoin the Stockholder Vote until such time as certain information concerning the financial interests of the Company’s financial advisor in the proposed Merger were fully disclosed.  On March 22, 2017, the Court of Chancery of the State of Delaware issued a letter decision stating that it would preliminarily enjoin the Stockholder Vote (the “Injunction”) until five days after such time as the Company had supplemented its disclosures to include a clear and direct explanation of the amount of financing-related fees that the Company’s financial advisor, Morgan Stanley & Co. LLC, or any of its affiliates stands to receive in connection with the Merger if the Merger is consummated.  In response to the Injunction, in order to provide a clear and direct explanation of the amount of financing-related fees that Morgan Stanley & Co. LLC or any of its affiliates stands to receive in connection with the Merger, and to provide additional information to its stockholders, the Company supplemented the Joint Proxy Statement/Prospectus filed in connection with the Merger Agreement as described in the Company’s Current Report on Form 8-K filed on March 22, 2017 at a time and in a manner that would not cause any delay of the special meeting of the Company’s stockholders, which was scheduled to held on March 28, 2017, or the Merger.  Subsequently on March 22, 2017, the Injunction was vacated, and the lawsuit was dismissed in a timely manner that did not cause any delay of the special meeting of the Company’s stockholders, which was held on March 28, 2017, as scheduled.

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against us and many other Local Exchange Carriers (“LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from us through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $2.4 million and cover periods dating back to 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “Court”).  On November 17, 2015, the Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November 2015 Order”).  The November 2015 Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed amended complaints and on June 30, 2016, the LEC defendants named in such complaints filed, among other things, a Joint Motion to Dismiss them, which the Court granted on May 3, 2017.

Relatedly, in 2015, numerous LECs across the country, including a number of our LEC entities, filed complaints in various U.S. district courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November 2015 Order held could be assessed by LECs.  The total amount our LEC entities seek from Level 3 in this proceeding is at least approximately $0.3 million, excluding late payment charges/penalties and attorneys’ fees.  These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the Court. Level 3 filed a Motion to Dismiss these complaints that, in part, repeated arguments the November 2015 Order rejected.  On March 22, 2017, the Court denied Level 3’s Motion to Dismiss (“March 2017 Order”).

While the Court adopted a scheduling order on July 19, 2016 for the remaining proceedings in the consolidated cases (including, among other things, dates for the parties to informally resolve damage claims, i.e., the amounts in dispute and late payment charges), the scheduling order was stayed, on January 11, 2017.  However, by May 23, 2017, the parties are required to submit a joint status report proposing the appropriate procedures and deadlines for the case.  Once the proceedings before the Court become final, including resolution of any counterclaims, Sprint, Verizon, and Level 3 are expected to appeal the Court’s November 2015 and March 2017 Orders.  Absent a decision by an appellate court that overturns these Orders, it will be difficult for Sprint and Verizon to succeed on any claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

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

In November 2015, on appeal, the Supreme Court of Pennsylvania held in Verizon Pennsylvania, Inc. v. Commonwealth of Pennsylvania, 127 A.3d 745 (Pa. 2015), that charges for the installation of private phone lines, charges for directory assistance and certain nonrecurring charges were all subject to the state’s gross receipt tax. The Supreme Court of Pennsylvania found that all of the services, including those related to nonrecurring charges, in some way made transmission more effective or communication more satisfactory even though such services did not involve actual transmission.  This is a partial reversal of the 2013 Commonwealth Court of Pennsylvania decision described above, which had ruled that while the charges for the installation of private phone lines and directory assistance were subject to the state’s gross receipts tax, the nonrecurring charges in question were not.  As neither reargument nor reconsideration was sought, the case is now final.

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

In October and December 2016, CCPA and CCES received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2014 tax year.  The total additional tax liability calculated by the DOR auditors for CCPA and CCES for 2014 is approximately $0.7 million and $0.9 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals in January 2017 for CCPA and in March 2017 for CCES, contesting the audit assessments.  By Interlocutory Orders issued in April 2017, the DOR’s Board of Appeals stayed the matters pending final action of the Commonwealth Court in litigation involving the same issues related to CCPA’s and CCES’s 2008 through 2013 tax periods.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, excluding Consolidated Communications of Illinois Company, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016 and condensed consolidating statements of operations and cash flows for the quarters ended March 31, 2017 and 2016 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	March 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$26,616	$13	$—	$—	$26,629
Accounts receivable, net	—	—	43,354	6,488	(72)	49,770
Income taxes receivable	21,399	4,570	—	—	(1,911)	24,058
Prepaid expenses and other current assets	—	9,350	19,442	222	—	29,014
Total current assets	21,399	40,536	62,809	6,710	(1,983)	129,471

Property, plant and equipment, net	—	—	991,632	56,164	—	1,047,796

Intangibles and other assets:
Investments	—	8,495	97,540	—	—	106,035
Investments in subsidiaries	2,191,263	2,028,324	14,224	—	(4,233,811)	—
Goodwill	—	—	690,696	66,181	—	756,877
Other intangible assets	—	—	19,434	9,087	—	28,521
Advances due to/from affiliates, net	—	1,525,822	441,658	93,333	(2,060,813)	—
Deferred income taxes	19,175	—	—	—	(19,175)	—
Other assets	147	1,564	7,789	40	—	9,540
Total assets	$2,231,984	$3,604,741	$2,325,782	$231,515	$(6,315,782)	$2,078,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,436	$—	$—	$6,436
Advance billings and customer deposits	—	—	25,023	1,521	—	26,544
Dividends payable	19,653	—	—	—	—	19,653
Accrued compensation	—	—	15,557	1,081	—	16,638
Accrued interest	—	24,291	435	—	—	24,726
Accrued expense	45	14,492	35,057	1,042	(72)	50,564
Income tax payable	—	—	333	1,578	(1,911)	—
Current portion of long term debt and capital lease obligations	—	9,000	6,637	193	—	15,830
Total current liabilities	19,698	47,783	89,478	5,415	(1,983)	160,391

Long-term debt and capital lease obligations	—	1,364,463	10,257	551	—	1,375,271
Advances due to/from affiliates, net	2,060,813	—	—	—	(2,060,813)	—
Deferred income taxes	—	1,077	232,927	27,896	(19,175)	242,725
Pension and postretirement benefit obligations	—	—	107,750	21,228	—	128,978
Other long-term liabilities	—	154	13,495	472	—	14,121
Total liabilities	2,080,511	1,413,477	453,907	55,562	(2,081,971)	1,921,486
Shareholders’ equity:
Common Stock	507	—	17,411	30,000	(47,411)	507
Other shareholders’ equity	150,966	2,191,264	1,849,183	145,953	(4,186,400)	150,966
Total Consolidated Communications Holdings, Inc. shareholders’ equity	151,473	2,191,264	1,866,594	175,953	(4,233,811)	151,473
Noncontrolling interest	—	—	5,281	—	—	5,281
Total shareholders’ equity	151,473	2,191,264	1,871,875	175,953	(4,233,811)	156,754
Total liabilities and shareholders’ equity	$2,231,984	$3,604,741	$2,325,782	$231,515	$(6,315,782)	$2,078,240

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,064	$13	$—	$—	$27,077
Accounts receivable, net	—	—	48,911	7,347	(42)	56,216
Income taxes receivable	20,756	—	885	(25)	—	21,616
Prepaid expenses and other current assets	—	12,856	15,310	126	—	28,292
Total current assets	20,756	39,920	65,119	7,448	(42)	133,201

Property, plant and equipment, net	—	—	999,416	55,770	—	1,055,186

Intangibles and other assets:
Investments	—	8,338	97,883	—	—	106,221
Investments in subsidiaries	2,192,556	2,019,692	14,279	—	(4,226,527)	—
Goodwill	—	—	690,696	66,181	—	756,877
Other intangible assets	—	—	22,525	9,087	—	31,612
Advances due to/from affiliates, net	—	1,524,906	427,720	87,171	(2,039,797)	—
Deferred income taxes	17,150	—	—	—	(17,150)	—
Other assets	—	1,562	8,058	41	—	9,661
Total assets	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,766	$—	$—	$6,766
Advance billings and customer deposits	—	—	24,981	1,457	—	26,438
Dividends payable	19,605	—	—	—	—	19,605
Accrued compensation	—	—	16,002	969	—	16,971
Accrued interest	—	10,824	436	—	—	11,260
Accrued expense	36	15,057	38,192	880	(42)	54,123
Current portion of long term debt and capital lease obligations	—	9,000	5,735	187	—	14,922
Total current liabilities	19,641	34,881	92,112	3,493	(42)	150,085

Long-term debt and capital lease obligations	—	1,365,820	10,332	602	—	1,376,754
Advances due to/from affiliates, net	2,039,797	—	—	—	(2,039,797)	—
Deferred income taxes	—	984	232,668	27,796	(17,150)	244,298
Pension and postretirement benefit obligations	—	—	109,185	21,608	—	130,793
Other long-term liabilities	70	216	13,807	480	—	14,573
Total liabilities	2,059,508	1,401,901	458,104	53,979	(2,056,989)	1,916,503
Shareholders’ equity:
Common Stock	506	—	17,411	30,000	(47,411)	506
Other shareholders’ equity	170,448	2,192,517	1,844,880	141,719	(4,179,116)	170,448
Total Consolidated Communications Holdings, Inc. shareholders’ equity	170,954	2,192,517	1,862,291	171,719	(4,226,527)	170,954
Noncontrolling interest	—	—	5,301	—	—	5,301
Total shareholders’ equity	170,954	2,192,517	1,867,592	171,719	(4,226,527)	176,255
Total liabilities and shareholders’ equity	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended March 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$158,832	$14,289	$(3,186)	$169,935
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	71,921	2,549	(3,079)	71,391
Selling, general and administrative expenses	745	10	32,658	3,127	(107)	36,433
Acquisition and other transaction costs	1,329	—	—	—	—	1,329
Depreciation and amortization	—	—	39,520	2,675	—	42,195
Operating income (loss)	(2,074)	(10)	14,733	5,938	—	18,587
Other income (expense):
Interest expense, net of interest income	6	(29,487)	(206)	16	—	(29,671)
Intercompany interest income (expense)	—	14,727	(14,708)	(19)	—	—
Investment income	—	157	5,121	—	—	5,278
Equity in earnings of subsidiaries, net	(2,305)	7,738	(55)	—	(5,378)	—
Other, net	—	1	(66)	(8)	—	(73)
Income (loss) before income taxes	(4,373)	(6,874)	4,819	5,927	(5,378)	(5,879)
Income tax expense (benefit)	(688)	(4,569)	1,230	1,853	—	(2,174)
Net income (loss)	(3,685)	(2,305)	3,589	4,074	(5,378)	(3,705)
Less: net income (loss) attributable to noncontrolling interest	—	—	(20)	—	—	(20)
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(3,685)	$(2,305)	$3,609	$4,074	$(5,378)	$(3,685)

Total comprehensive income (loss) attributable to common shareholders	$(2,674)	$(1,294)	$4,311	$4,234	$(7,251)	$(2,674)

	Quarter Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(23)	$177,255	$14,887	$(3,273)	$188,846
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	79,714	3,173	(3,167)	79,720
Selling, general and administrative expenses	896	—	36,600	3,286	(106)	40,676
Depreciation and amortization	—	—	41,861	2,279	—	44,140
Operating income (loss)	(896)	(23)	19,080	6,149	—	24,310
Other income (expense):
Interest expense, net of interest income	39	(18,435)	(248)	(2)	—	(18,646)
Intercompany interest income (expense)	(31,887)	33,824	(2,699)	762	—	—
Investment income	—	166	7,031	—	—	7,197
Equity in earnings of subsidiaries, net	28,719	18,822	142	—	(47,683)	—
Other, net	—	—	26	(12)	—	14
Income (loss) before income taxes	(4,025)	34,354	23,332	6,897	(47,683)	12,875
Income tax expense (benefit)	(11,874)	5,635	8,711	2,501	—	4,973
Net income (loss)	7,849	28,719	14,621	4,396	(47,683)	7,902
Less: net income attributable to noncontrolling interest	—	—	53	—	—	53
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,849	$28,719	$14,568	$4,396	$(47,683)	$7,849

Total comprehensive income (loss) attributable to common shareholders	$8,247	$29,117	$15,114	$4,529	$(48,760)	$8,247

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Three Months Ended March 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(1,476)	$2,710	$41,366	$9,118	$51,718

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26,089)	(2,936)	(29,025)
Proceeds from sale of assets	—	—	18	25	43
Net cash provided by (used in) investing activities	—	—	(26,071)	(2,911)	(28,982)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	7,000	—	—	7,000
Payment of capital lease obligation	—	—	(1,244)	(45)	(1,289)
Payment on long-term debt	—	(9,250)	—	—	(9,250)
Share repurchases for minimum tax withholding	(41)	—	—	—	(41)
Dividends on common stock	(19,604)	—	—	—	(19,604)
Transactions with affiliates, net	21,121	(908)	(14,051)	(6,162)	—
Net cash provided by (used in) financing activities	1,476	(3,158)	(15,295)	(6,207)	(23,184)
Increase (decrease) in cash and cash equivalents	—	(448)	—	—	(448)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$26,616	$13	$—	$26,629

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(31,790)	$24,290	$58,162	$8,879	$59,541

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26,033)	(2,655)	(28,688)
Proceeds from sale of assets	—	—	7	7	14
Net cash used in investing activities	—	—	(26,026)	(2,648)	(28,674)

Cash flows from financing activities:
Payment of capital lease obligation	—	—	(365)	(22)	(387)
Payment on long-term debt	—	(2,275)	—	—	(2,275)
Share repurchases for minimum tax withholding	(71)	—	—	—	(71)
Dividends on common stock	(19,551)	—	—	—	(19,551)
Transactions with affiliates, net	51,412	(4,314)	(38,518)	(8,580)	—
Net cash provided by (used in) financing activities	31,790	(6,589)	(38,883)	(8,602)	(22,284)
Increase (decrease) in cash and cash equivalents	—	17,701	(6,747)	(2,371)	8,583
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$23,578	$882	$1	$24,461

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2016 Annual Report on Form 10-K filed with the SEC.  Furthermore, forward-looking statements speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Undue reliance should not be placed on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2017 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Throughout this MD&A, we refer to certain measures that are not measures of financial performance in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”).  We believe the use of these non-GAAP measures on a consolidated basis provides the reader with additional information that is useful in understanding our operating results and trends.  These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP.  See the “Non-GAAP Measures” section below for a more detailed discussion on the use and calculation of these measures.

Overview

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served.  We provide an array of services in consumer, commercial and carrier channels in 11 states, including local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales, and cloud services.

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

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our data, video and voice services.  As the market demands for bandwidth continue to increase as a result of consumer trends toward increased Internet usage, our continued focus is on enhancing product and service offerings, such as our progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gbps in select markets.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability.  As of March 31, 2017, approximately 27% of the homes in the areas we serve subscribe to our data service.  Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speeds resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Total video connections decreased 10% as of March 31, 2017 compared to the same period in 2016.  We believe the trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase.  Total voice connections decreased 5% as of March 31, 2017 compared to the same period in 2016.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint Communications, Inc. (“FairPoint”) to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.  The merger is subject to standard closing conditions including required federal and state regulatory approvals and other customary closing conditions.  We expect the merger to close by mid-2017.

In connection with the merger, in December 2016, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in the “Liquidity and Capital Resources” section below, that, in addition to cash on hand and other sources of liquidity, will be used to repay and redeem certain existing indebtedness of FairPoint and pay the fees and expenses in connection with the merger.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2017 and 2016.

Financial Data

	Quarter Ended March 31,
(In millions, except for percentages)	2017	2016	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$49.4	$49.1	$0.3	1%
Voice services	23.5	25.0	(1.5)	(6)
Other	3.9	2.6	1.3	50
	76.8	76.7	0.1	0
Consumer:
Broadband (VoIP, data and video)	51.7	54.6	(2.9)	(5)
Voice services	12.9	14.5	(1.6)	(11)
	64.6	69.1	(4.5)	(7)
Equipment sales and service	—	9.6	(9.6)	(100)
Subsidies	10.6	13.1	(2.5)	(19)
Network access	14.5	16.8	(2.3)	(14)
Other products and services	3.4	3.5	(0.1)	(3)
Total operating revenues	169.9	188.8	(18.9)	(10)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	71.4	79.7	(8.3)	(10)
Selling, general and administrative costs	36.4	40.7	(4.3)	(11)
Acquisition and other transaction costs	1.3	—	1.3	100
Depreciation and amortization	42.2	44.1	(1.9)	(4)
Total operating expenses	151.3	164.5	(13.2)	(8)
Income from operations	18.6	24.3	(5.7)	(23)
Interest expense, net	(29.7)	(18.6)	11.1	60
Other income	5.2	7.2	(2.0)	(28)
Income tax expense (benefit)	(2.2)	5.0	(7.2)	(144)
Net income (loss)	(3.7)	7.9	(11.6)	(147)
Net income attributable to noncontrolling interest	—	0.1	(0.1)	(100)
Net income (loss) attributable to common shareholders	$(3.7)	$7.8	$(11.5)	(147)

Adjusted EBITDA (1)	$71.1	$78.6	$(7.5)	(10)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2017	2016	Change	% Change
Consumer customers	248,796	265,428	(16,632)	(6)%

Voice connections	453,332	478,035	(24,703)	(5)
Data connections	477,180	459,597	17,583	4
Video connections	102,906	114,485	(11,579)	(10)
Total connections	1,033,418	1,052,117	(18,699)	(2)%

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

Data and transport services revenues increased $0.3 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in data connections and a continued increase in Internet access and Metro Ethernet revenues.  During the quarter ended March 31, 2017, growth in data and transport services was hampered by increased competition and price compression as customers are migrating from legacy products to Ethernet based products, which have a lower average revenue per user.  This decline is expected to be partially offset with the increasing need for bandwidth and other Ethernet services.

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

Voice services revenues decreased $1.5 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to a 7% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other revenues include business equipment sales and related hardware and maintenance support, rental income of customer premise equipment, video services and other miscellaneous revenues.  Other revenues increased $1.3 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in business equipment sales contributed by the acquisition of CTC and additional revenue related to the new Co-Marketing Agreement entered into with ePlus in connection with the sale of EIS in 2016.

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

Broadband services revenues decreased $2.9 million during the quarter ended March 31, 2017 compared to the same period in 2016 despite price increases for data and video services implemented during the first quarter of 2017.  Total data and video connections decreased 5% and 12%, respectively, as of March 31, 2017 compared to the same period in 2016 as a result of increased competition as consumers are choosing to subscribe to alternative communications services particularly for video services. VoIP revenue also declined during the same period due to an 11% decline in connections as more consumers continue to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $1.6 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to a 10% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

Until the sale of EIS in December 2016, we  were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involved multiple deliverables, revenue was allocated to each respective element based on relative selling price.  Equipment sales and service revenues decreased $9.6 million during the quarter ended March 31, 2017 compared to the same period in 2016 due to the sale of EIS in December 2016.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenue decreased $2.5 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to the scheduled reduction in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2016, the sale of CCIC in September 2016 and a decrease in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $2.3 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenues decreased $0.1 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $8.3 million during the quarter ended March 31, 2017 compared to the same period in 2016.   Cost of goods sold related to equipment sales decreased  $6.5 million as a result of the sale of EIS in 2016, as discussed above.  Employee costs decreased due to savings from a reduction in headcount.  Video programming costs also decreased as a result of a 10% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $4.3 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to a decline in employee costs from a reduction in headcount as part of cost saving initiatives as well as a decrease in incentive compensation.  Advertising expense also decreased due to a reduction in radio advertising and marketing promotions in 2017.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs increased $1.3 million during the quarter ended March 31, 2017 compared to the same period in 2016 as a result of the pending merger with FairPoint, which is expected to close in mid-2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the merger.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.9 million during the quarter ended March 31, 2017 compared to the same period in 2016, primarily due to the sale of EIS and CCIC in 2016 and certain intangibles and software becoming fully amortized in 2016, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs decreased $2.5 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to the scheduled reduction in the annual CAF Phase II rate in August 2016 and a decrease in state funding support for our Texas ILEC.

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, CAF and intercarrier compensation (“ICC”). The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, our network access revenue for 2017 will be reduced by as much as approximately $2.0 million.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT in August 2013.  In accordance with the provisions of the settlement agreement, the HCF draw is being reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $11.1 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to ticking fees incurred in 2017 and the amortization of commitment fees related to the committed financing of the $935.0 million incremental term loan secured for the pending acquisition of FairPoint, as described in the “Liquidity and Capital Resources” section below.  However, interest expense was reduced in part by the refinancing of our Credit Agreement in October 2016, which included a 0.25% reduction in the interest rate for our outstanding term loan resulting in annual interest savings of approximately $2.0 million.

Other income decreased $2.0 million during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to a decline in investment income from our wireless partnership interests.

Income Taxes

Income taxes decreased $7.2 million during the quarter ended March 31, 2017 compared to the same period in 2016.  Our effective tax rate was 37.0% and 38.6% for the quarters ended March 31, 2017 and 2016, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters ended March 31, 2017 and 2016:

	Quarter Ended
	March 31,
(In thousands, unaudited)	2017	2016
Net income (loss)	$(3,705)	$7,902
Add (subtract):
Interest expense, net of interest income	29,671	18,646
Income tax expense (benefit)	(2,174)	4,973
Depreciation and amortization	42,195	44,140
EBITDA	65,987	75,661

Adjustments to EBITDA:
Other, net (1)	(1,045)	(4,725)
Investment distributions (2)	5,644	6,796
Non-cash, stock-based compensation (3)	538	892
Adjusted EBITDA	$71,124	$78,624

(1)

Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs, including severance, and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$51,718	$59,541
Investing activities	(28,982)	(28,674)
Financing activities	(23,184)	(22,284)
Increase (decrease) in cash and cash equivalents	$(448)	$8,583

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $51.7 million during the quarter ended March 31, 2017, a decrease of $7.8 million compared to the same period in 2016.  Cash flows provided by operating activities decreased primarily as a result of a decline in net income from a reduction in revenue and additional transaction costs related to the pending acquisition of FairPoint.  Cash distributions received from our wireless partnerships also decreased $1.2 million during the quarter ended March 31, 2017 compared ot the same period in 2016.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $29.0 million during the quarter ended March 31, 2017 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $29.0 million during the quarter ended March 31, 2017, an increase of $0.3 million compared to the same period in 2016.  Capital expenditures for the remainder of 2017 are expected to be $85.0 million to $90.0 million, of which approximately 56% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2017 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility and initial term loans in the aggregate amount of $900.0 million (“Term 5”).  The Credit Agreement also includes an incremental term loan facility which provides the ability to borrow up to $300.0 million of incremental term loans subject to certain terms and conditions and to borrow more than $300.0 million provided that its senior secured leverage ratio would not exceed 3.00:1.00.  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 5 loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are repaid in full or redeemed in full on or prior to March 31, 2022.  The Term 5 loan contains an original issuance discount of 0.25% or $2.3 million, which is being amortized over the term of the loan.  The Term 5 loan requires quarterly principal payments of $2.25 million and has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR“) subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2017, the borrowing margin for the three month period ending June 30, 2017 will be at a weighted-average margin of 3.25%  for a LIBOR-based loan or 2.25% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2017 and December 31, 2016,  there were no outstanding borrowings under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of March 31, 2017.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of March 31, 2017,  $108.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% as of March 31, 2017 and December 31, 2016.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2017, and including the $19.7 million dividend declared in February 2017 and paid on May 1, 2017, we had $269.8 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of March 31, 2017, our total net leverage ratio under the Credit Agreement was 4.60:1.00, and our interest coverage ratio was 3.73:1.00.

Committed Financing

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement, to increase the senior secured incremental term loan credit facility under the Credit Agreement from $865.0 million to an aggregate amount of $935.0 million.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Term 5 loan and are being amortized over the term of the debt as interest expense.  On December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement in which a syndicate of lenders has agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement (the “Incremental Term Loan”), subject to the satisfaction of certain conditions.  The proceeds of the Incremental Term Loan may be used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The terms, conditions and covenants of the Incremental Term Loan are materially consistent with those in the existing Credit Agreement, as described above.  The Incremental Term Loan included an original issue discount of 0.50% and has an interest rate of 3.00% plus LIBOR based on the three-month adjusted rate subject to a 1.00% LIBOR floor.  Ticking fees began accruing on the Incremental Term Loan commitments on January 15, 2017 at the rate equal to the interest rate of the Incremental Term Loan.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and are being amortized to interest expense over the term of the commitment period of one year.

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of

$200.0 million.  On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on in September 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount is being amortized using the effective interest method over the term of the notes.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2017, this ratio was 4.64:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $351.2 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2017 and paid on May 1, 2017, there was $402.6 million of the $753.8 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2017.  As of March 31, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2017 and 2021.  As of March 31, 2017, the present value of the minimum remaining lease commitments was approximately $17.6 million, of which $6.8 million was due and payable within the next twelve months. The leases require total remaining rental payments of $19.6 million as of March 31, 2017, of which $3.4 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $19.6 million in dividend payments to stockholders during each of the quarters ended March 31, 2017 and 2016.  In February 2017, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on May 1, 2017 to stockholders of record at the close of business on April 15, 2017.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2017	2016
Cash and cash equivalents	$26,629	$27,077
Working capital (deficit)	(30,920)	(16,884)
Current ratio	0.81	0.89

Our net working capital position declined $14.0 million as of March 31, 2017 compared to December 31, 2016 primarily as a result of an increase in accrued interest related to the timing in the semi-annual interest payments for our Senior Notes and the addition in 2017 of accrued ticking fees on the committed financing secured in December 2016 for the acquisition of FairPoint. The ticking fees will accrue until the completion of the merger, which is expected in mid-2017 and will become due and payable on the closing date.

Our most significant uses of funds in the remainder of 2017 are expected to be for: (i) dividend payments of approximately $58.8 million; (ii) interest payments on our indebtedness of approximately $97.0 million and principal payments on debt of $6.8 million; and (iii) capital expenditures of between $85.0 million and $90.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.  In addition, we expect to use significant funds in connection with the acquisition of FairPoint, which is expected to close in mid-2017.  As discussed above, we have secured committed financing for the acquisition through a $935.0 million Incremental Term Loan, which will be used with cash on hand, and other sources of liquidity to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the merger.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2017, we had approximately $3.4 million of these bonds outstanding.

Defined Benefit Pension Plans

As required, we contribute to a qualified defined pension plan (the “Retirement Plan”) and non-qualified supplemental retirement plans (collectively with the Retirement Plan, the “Pension Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees. Contributions are intended to provide for benefits attributed to service to date.  Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The costs to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We estimate the long-term rate of return of Pension Plans assets will be 7.75%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plans, which could adversely affect our cash flows from operations.

In 2017, we expect to make contributions totaling approximately $6.4 million to our Pension Plans and $3.9 million to our other post-retirement benefit plans, which represents an increase of $6.4 million from the total contributions made in 2016.  As of March 31, 2017, we have contributed $0.1 million and $1.0 million to our Pension Plans and our other post-retirement benefit plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information” for a more detailed discussion regarding our pension and other post-retirement plans.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.5 million during the quarter ended March 31, 2017.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $2.0 million and $1.9 million in 2017 and 2018, respectively.

In accordance with the provisions of SB 583, as discussed in the “Regulatory Matters” section above, our annual $1.4 million Texas HCAF support was eliminated effective January 1, 2014.  In addition, in accordance with the provisions of the settlement agreement reached with the PUCT, the HCF draw is being reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2016 Annual Report on Form 10-K filed with the SEC.

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

As of March 31, 2017, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of March 31, 2017 and including our committed financing, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $15.7 million and $0.2 million, respectively.

As of March 31, 2017, the fair value of our interest rate swap agreements amounted to a net liability of $0.1 million.  Total pre-tax deferred gain related to our interest rate swap agreements included in accumulated other comprehensive loss was less than $0.1 million as of March 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2017.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.

Change in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 11 to the Condensed Consolidated Financial Statements, included in this report in Part I - Item I “Financial Information” for a discussion of recent developments related to these legal proceedings.

ITEM 6.  EXHIBITS

10.1	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate

10.2	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 5, 2017	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 5, 2017	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)