Form 10-Q
period 2017-06-30
Consolidated Communications Holdings, Inc.
filed 2017-08-04
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes                No   X

On July 31, 2017, the registrant had 70,837,502 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenues	$169,950	$186,871	$339,885	$375,717

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	70,376	80,763	141,767	160,483
Selling, general and administrative expenses	35,720	38,805	71,751	79,481
Acquisition and other transaction costs	1,793	248	3,524	248
Loss on impairment	—	610	—	610
Depreciation and amortization	40,483	43,491	82,678	87,631
Income from operations	21,578	22,954	40,165	47,264

Other income (expense):
Interest expense, net of interest income	(33,918)	(19,106)	(63,589)	(37,752)
Investment income	8,196	8,704	13,474	15,901
Other, net	119	(72)	46	(58)
Income (loss) before income taxes	(4,025)	12,480	(9,904)	25,355

Income tax expense (benefit)	(1,399)	12,323	(3,573)	17,296

Net income (loss)	(2,626)	157	(6,331)	8,059
Less: net income attributable to noncontrolling interest	102	81	82	134
Net income (loss) attributable to common shareholders	$(2,728)	$76	$(6,413)	$7,925

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.06)	$—	$(0.13)	$0.15

Dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(2,626)	$157	$(6,331)	$8,059
Pension and post-retirement obligations:
Change in prior service credit, net of tax	(814)	-	(814)	-
Amortization of actuarial losses and prior service credit to earnings, net of tax	871	678	1,733	1,357
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(2,488)	(168)	(2,544)	(598)
Reclassification of realized loss to earnings, net of tax	244	158	449	307
Comprehensive income (loss)	(4,813)	825	(7,507)	9,125
Less: comprehensive income (loss) attributable to noncontrolling interest	102	81	82	134
Total comprehensive income (loss) attributable to common shareholders	$(4,915)	$744	$(7,589)	$8,991

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,859	$27,077
Accounts receivable, net of allowance for doubtful accounts	50,338	56,216
Income tax receivable	26,056	21,616
Prepaid expenses and other current assets	25,853	28,292
Total current assets	118,106	133,201

Property, plant and equipment, net	1,042,771	1,055,186
Investments	106,504	106,221
Goodwill	756,877	756,877
Other intangible assets	27,211	31,612
Other assets	9,600	9,661
Total assets	$2,061,069	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,107	$6,766
Advance billings and customer deposits	25,040	26,438
Dividends payable	19,653	19,605
Accrued compensation	15,020	16,971
Accrued interest	26,415	11,260
Accrued expense	50,634	54,123
Current portion of long-term debt and capital lease obligations	17,830	14,922
Total current liabilities	164,699	150,085

Long-term debt and capital lease obligations	1,376,248	1,376,754
Deferred income taxes	241,363	244,298
Pension and other post-retirement obligations	126,283	130,793
Other long-term liabilities	19,297	14,573
Total liabilities	1,927,890	1,916,503

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 50,733,313 and 50,612,362 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	507	506
Additional paid-in capital	182,155	217,725
Accumulated deficit	(6,413)	—
Accumulated other comprehensive loss, net	(48,453)	(47,277)
Noncontrolling interest	5,383	5,301
Total shareholders’ equity	133,179	176,255
Total liabilities and shareholders’ equity	$2,061,069	$2,092,758

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2017	2016

Net cash provided by operating activities	$93,533	$115,505

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(58,061)	(62,271)
Proceeds from sale of assets	101	50
Net cash used in investing activities	(57,960)	(62,221)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	23,000	7,000
Payment of capital lease obligations	(2,993)	(812)
Payment on long-term debt	(27,500)	(11,550)
Share repurchases for minimum tax withholding	(41)	(71)
Dividends on common stock	(39,257)	(39,174)
Net cash used in financing activities	(46,791)	(44,607)
Increase (decrease) in cash and cash equivalents	(11,218)	8,677
Cash and cash equivalents at beginning of period	27,077	15,878
Cash and cash equivalents at end of period	$15,859	$24,555

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide integrated communications services in consumer, commercial and carrier channels, as of June 30, 2017, in California, Illinois, Iowa, Kansas, Minnesota, Missouri, North Dakota, Pennsylvania, South Dakota, Texas and Wisconsin.

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  We provide a wide range of services and products that include local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), private line services, carrier grade access services, network capacity services over our regional fiber optic networks, cloud data services, data center and managed services, directory publishing and equipment sales.  As of June 30, 2017, we had approximately 449 thousand voice connections, 480 thousand data connections and 100 thousand video connections.

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

Recent Business Developments

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint Communications, Inc. (“FairPoint”) to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  On July 3, 2017, the merger was completed and FairPoint became a wholly owned subsidiary of the Company.  For a more complete discussion of the transaction, refer to Note 2.

Recent Accounting Pronouncements

Effective January 1, 2017, we adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, calculation of compensation expense and classification on the statement of cash flows. ASU 2016-09 requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting to be recognized as income tax expense or benefit in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital. The impact of this change was not material for the quarter and six months ended June 30, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed proceeds in the calculation of diluted shares. This requirement did not impact diluted loss per share for the quarter and six months ended June 30, 2017 as the diluted shares were excluded from the computation of loss per share. Due to our net loss for the quarter and six months ended June 30, 2017, the inclusion of these shares would have had an anti-dilutive impact.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, Compensation – Stock Compensation. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We plan to adopt this update effective January 1, 2018 and will apply this guidance to applicable transactions after adoption date.

In March 2017, the FASB issued the Accounting Standards Update No. 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires presentation of the service cost component of net periodic benefit cost within the same income statement line item as other compensation costs arising from services rendered by relevant employees during the period, and presentation of the other cost components of net periodic benefit cost separately and outside of the income from operations subtotal. In addition, only the service cost component is eligible for capitalization. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of the annual period and should be applied retrospectively for the presentation of the service cost and prospectively for the capitalization of the service cost component in assets. We plan to adopt this update effective January 1, 2018 and do not expect a material impact on our condensed consolidated financial statements and related disclosures.

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

In January 2017, FASB issued the Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the updated guidance, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance is effective for annual and interim goodwill tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment testing performed after January 1, 2017. We plan to early adopt this update in the fourth quarter of 2017.

In January 2017, the FASB issued the Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. We plan to adopt this update as of January 1, 2018 and do not expect a material impact on our condensed consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued the Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued the Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the population of our leases and anticipate that most of our operating lease commitments will be recognized on our consolidated balance sheets. We have not yet made a decision on the timing and method of adoption and are continuing to assess the potential impact of this update on our condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued the Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which will replace the current revenue recognition requirements in U.S. GAAP.  The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, ASU 2014-09 requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Two transition methods are permitted under ASU 2014-09, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  In August 2015, the FASB issued the Accounting Standards Update No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year.  Accordingly, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, at which point we plan to adopt the standard.

In 2016, we established a cross-functional implementation team to assess the impact of ASU 2014-09 on our revenue contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of this update.  While we continue to assess all potential impacts of this update, we currently believe that the most significant impact relates to the deferral of contract acquisition costs, which is currently expensed as incurred, however under ASU 2014-09 will generally be capitalized and amortized over the contract performance period.  Initially, we anticipated adopting this update using the full retrospective method to restate each prior reporting period presented, however, after further assessment of the impacts to our current systems, processes and internal controls as well as the transition methods allowed, we’ve determined that adopting this update using the modified retrospective method is more appropriate.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

FairPoint Communications, Inc.

On December 3, 2016, we entered into a Merger Agreement with FairPoint to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  On July 3, 2017, the acquisition of FairPoint was completed, and as a result, FairPoint became a wholly-owned subsidiary of the Company.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the merger, each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the merger converted into and became the right to receive 0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the merger, the total value of the consideration to be exchanged is approximately $431.1 million, exclusive of debt of approximately $912.8 million.  On the date of the merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders.

In connection with the merger, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in Note 6, that, in addition to cash on hand and other sources of liquidity, was used to repay certain existing indebtedness of FairPoint and to pay the fees and expenses in connection with the merger.

The acquisition will be accounted for in accordance with the acquisition method of accounting for business combinations.  The tangible and intangible assets acquired and liabilities assumed will be recorded at their estimated fair values as of the date of the acquisition. The results of operations of FairPoint will be reported in our consolidated financial statements beginning as of the effective date of the acquisition.

The preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

(In thousands)
Working capital	$35,213
Property, plant and equipment	948,254
Intangible assets	296,500
Other long-term assets	2,920
Total assets acquired	1,282,887

Pension and other post-retirement obligations	216,011
Deferred income taxes	109,451
Other long-term liabilities	16,407
Total liabilities assumed	341,869
Net fair value of assets acquired	941,018
Goodwill	402,836
Total consideration transferred	$1,343,854

Due to the limited time between the acquisition date and this filing, the accounting for the business combination and the fair values of the assets acquired and liabilities assumed are based on a preliminary valuation, which is subject to change.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment and such changes could be material.  Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

Upon closing of the FairPoint acquisition or shortly thereafter, various triggering events occurred which will result in the payment of various change in control payments and other contingent payments to certain FairPoint employees.  The estimated cash payments under these agreements will be approximately $9.4 million of which $8.6 million is expected to be paid in 2017 with the remainder due in 2018 and 2019.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of FairPoint occurred on January 1, 2016.  The adjustments to arrive at the pro forma information below included adjustments for depreciation and amortization on the acquired tangible and intangible assets acquired, interest expense on the debt expected to be incurred to finance the acquisition and to repay certain existing indebtedness of FairPoint, and the exclusion of certain acquisition related costs.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund the acquisition price.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Unaudited; in thousands, except per share amounts)	2017	2016	2017	2016
Operating revenues	$369,089	$393,428	$740,931	$789,090
Income from operations	$37,163	$93,685	$63,065	$176,094
Net income	$8,770	$40,692	$10,376	$79,908
Less: net income attributable to noncontrolling interest	102	81	82	134
Net income attributable to common stockholders	$8,668	$40,611	$10,294	$79,774

Net income per common share-basic and diluted	$0.12	$0.58	$0.15	$1.13

Transaction costs related to the acquisition of FairPoint were $1.7 million and $3.2 million during the quarter and six months ended June 30, 2017, respectively, which are included in acquisition and other transaction costs in the condensed consolidated statements of operations.  These costs are considered to be non-recurring in nature and therefore have been excluded from the pro forma results of operations.

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

Champaign Telephone Company, Inc.

On July 1, 2016, we acquired substantially all of the assets of  Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.  The fair value of the acquired assets and liabilities assumed consisted primarily of property, plant and equipment of $6.9 million, intangible assets of $1.0 million, working capital of $0.8 million and goodwill of $4.7 million.  Goodwill and other intangible assets are expected to be amortizable and deductible for income tax purposes.

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

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of our non-core, rural ILEC business located in northwest Iowa, Consolidated Communications of Iowa Company (“CCIC”), formerly

Heartland Telecommunications Company of Iowa.  CCIC provides telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  During the quarter and six months ended June 30, 2016, we recognized an impairment loss of $0.6 million and deferred income tax expense of $7.5 million in connection with the classification of CCIC as assets held for sale.  See Note 10 for additional income tax related information regarding this transaction.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$(2,626)	$157	$(6,331)	$8,059
Less: net income attributable to noncontrolling interest	102	81	82	134
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(2,728)	76	(6,413)	7,925
Less: earnings allocated to participating securities	115	131	164	262
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(2,843)	$(55)	$(6,577)	$7,663

Weighted-average number of common shares outstanding	50,412	50,294	50,411	50,291

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.06)	$—	$(0.13)	$0.15

Diluted earnings (loss) per common share attributable to common shareholders for the quarters ended June 30, 2017 and 2016 excludes 0.3 million and 0.4 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.  For each of the six months ended June 30, 2017 and 2016, diluted earnings (loss) per common share attributable to common shareholders excludes 0.3 million potential common shares.

4.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Cash surrender value of life insurance policies	$2,346	$2,156
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,295	8,138
Other	200	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	16,199	17,160
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,035	6,540
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	28,029	27,627
Totals	$106,504	$106,221

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  No factors of impairment existed for any of the investments during the quarters or six months ended June 30, 2017 or 2016.  For the quarters ended June 30, 2017 and 2016, we received cash distributions from these partnerships totaling $3.7 million and $3.8 million, respectively. For the six months ended June 30, 2017 and 2016, we received cash distributions from these partnerships totaling $5.3 million and $6.5 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended June 30, 2017 and 2016, we received cash distributions from these partnerships totaling $4.1 million and $4.0 million, respectively. For each of the six months ended June 30, 2017 and 2016, we received cash distributions from these partnerships totaling $8.1 million.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Total revenues	$89,811	$81,885	$169,832	$164,542
Income from operations	24,518	26,797	45,806	52,393
Net income before taxes	24,145	26,396	45,042	51,585
Net income	24,145	26,396	45,042	51,585

	June 30,	December 31,
(In thousands)	2017	2016
Current assets	$68,446	$64,083
Non-current assets	95,267	89,651
Current liabilities	26,165	21,985
Non-current liabilities	51,497	51,836
Partnership equity	86,051	79,913

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

Our interest rate swap agreements measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 were as follows:

		As of June 30, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$386	$-	$386	$-
Current interest rate swap liabilities	(294)	-	(294)	-
Long-term interest rate swap liabilities	(5,601)	-	(5,601)	-
Total	$(5,509)	$-	$(5,509)	$-

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$398	$-	$398	$-
Current interest rate swap liabilities	(453)	-	(453)	-
Long-term interest rate swap liabilities	(216)	-	(216)	-
Total	$(271)	$-	$(271)	$-

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017		As of December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$51,263	n/a	$51,327	n/a
Investments, at cost	$52,895	n/a	$52,738	n/a
Long-term debt, excluding capital leases	$1,384,913	$1,387,136	$1,388,786	$1,390,773

Cost & Equity Method Investments

Our investments as of June 30, 2017 and December 31, 2016 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Senior secured credit facility:
Term 5 loan, net of discount of $4,346 and $4,662 at June 30, 2017 and December 31, 2016, respectively	$888,904	$893,088
Revolving loan	—	—
6.50% Senior notes due 2022, net of discount of $3,991 and $4,302 at June 30, 2017 and December 31, 2016, respectively	496,009	495,698
Capital leases	21,962	16,857
	1,406,875	1,405,643
Less: current portion of long-term debt and capital leases	(17,830)	(14,922)
Less: deferred debt issuance costs	(12,797)	(13,967)
Total long-term debt	$1,376,248	$1,376,754

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility and initial term loans in the aggregate amount of $900.0 million (“Term 5”).  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).  Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 5 loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are not repaid in full or redeemed in full on or prior to March 31, 2022.  The Term 5 loan contains an original issuance discount of 0.25% or $2.3 million, which is being amortized over the term of the loan.  The Term 5 loan requires quarterly principal payments of $2.25 million and has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR“) subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of October 5, 2021 and has an interest rate, at the election of the Company, of (i) a margin between 2.50% and 3.25% plus LIBOR or (ii) a margin between 1.50% and 2.25% plus the alternate base rate, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2017, the borrowing margin for the three month period ending September 30, 2017 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving credit facility.  A stand-by letter of credit of $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2017.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of June 30, 2017, $108.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.05% and 4.00% as of June 30, 2017 and December 31, 2016, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of June 30, 2017, and including the $27.4 million dividend paid on August 1, 2017, we had $262.4 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of June 30, 2017, our total net leverage ratio under the Credit Agreement was 4.74:1.00, and our interest coverage ratio was 3.85:1.00.

Committed Financing

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement and on December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement, pursuant to which a syndicate of lenders agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement (the “Incremental Term Loan”), subject to the satisfaction of certain conditions.  The Incremental Term Loan was made pursuant to the Incremental Facility set forth in the Credit Agreement.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Term 5 loan and are being amortized over the term of the debt as interest expense.  The Incremental Term Loan included an original issue discount of 0.50% and has an interest rate of 3.00% plus LIBOR subject to a 1.00% LIBOR floor.  Ticking fees began accruing on the Incremental Term Loan commitments on January 15, 2017 at the rate equal to the interest rate of the Incremental Term Loan.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and are being amortized to interest expense over the term of the commitment period of one year or fully amortized on the date of debt issuance if less than one year.

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint of $14.8 million be deemed to be letters of credit under the Credit Agreement.  As a result of the Merger, certain of the FairPoint subsidiaries acquired in the Merger (the “FairPoint Guarantors”) were required to guarantee certain obligations under the Credit Agreement and to pledge as collateral all assets and property.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.  In July 2017, as a result of the FairPoint Guarantors becoming guarantors under the Credit Agreement, substantially all of the FairPoint Guarantors were also required to guarantee the Senior Notes.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of June 30, 2017, this ratio was 4.72:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of

$50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $378.6 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2017 and paid on August 1, 2017, there was $482.2 million of the $860.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of June 30, 2017.  As of June 30, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2017 and 2021.  As of June 30, 2017, the present value of the minimum remaining lease commitments was approximately $21.9 million, of which $8.8 million was due and payable within the next twelve months. The leases require total remaining rental payments of $24.1 million as of June 30, 2017, of which $3.2 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of June 30, 2017:

	Notional
(In thousands)	Amount	2017 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$150,000	Other assets	$386
Fixed to 1-month floating LIBOR (with floor)	$100,000	Accrued expense	(294)
Series of forward starting fixed to 1-month floating LIBOR (with floor)	$2,460,000	Other long-term liabilities	(5,601)
Total Fair Values			$(5,509)

The following interest rate swaps were outstanding as of December 31, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other assets	$398
Fixed to 1-month floating LIBOR (with floor)	$100,000	Accrued expense	(453)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(216)
Total Fair Values			$(271)

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

In connection with the acquisition of FairPoint, during the quarter ended June 30, 2017, we entered into a series of four deal contingent forward-starting interest rate swap agreements each with a term of one year which begin at various dates between July 2017 and July 2020 and mature between July 2018 and July 2021.  The forward starting interest rate swap agreements have a notional value ranging from $450.0 million to $705.0 million.  These interest rate swap agreements have been designated as cash flow hedges.

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

As of June 30, 2017 and December 31, 2016, the total pre-tax deferred loss related to our interest rate swap agreements included in AOCI was $3.6 million and $0.2 million, respectively.  The estimated amount of losses included in AOCI as of June 30, 2017 that will be recognized in earnings in the next twelve months is approximately $2.8 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Unrealized loss recognized in AOCI, pretax	$(4,039)	$(273)	$(4,130)	$(973)
Deferred losses reclassified from AOCI to interest expense	$(396)	$(256)	$(729)	$(499)
Loss recognized in interest expense from ineffectiveness	$(1,535)	$—	$(1,300)	$—

8.  EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Restricted stock	$589	$511	$964	$1,072
Performance shares	303	401	466	732
Total	$892	$912	$1,430	$1,804

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2017, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $6.0 million and will be recognized over a weighted-average period of approximately 2.2 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2017:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2017	93,662	$22.34	109,160	$20.12
Shares granted	124,100	$23.12	5,204	$24.00
Shares vested	(4,708)	$22.30	—	$—
Shares forfeited, cancelled or retired	(3,011)	$22.48	(3,507)	$20.68
Non-vested shares outstanding - June 30, 2017	210,043	$22.80	110,857	$20.28

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2017:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2016	$(47,150)	$(127)	$(47,277)
Other comprehensive income before reclassifications	(814)	(2,544)	(3,358)
Amounts reclassified from accumulated other comprehensive loss	1,733	449	2,182
Net current period other comprehensive income	919	(2,095)	(1,176)
Balance at June 30, 2017	$(46,231)	$(2,222)	$(48,453)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2017	2016	2017	2016	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$209	$245	$453	$489	(a)
Actuarial loss	(1,639)	(1,356)	(3,300)	(2,711)	(a)
	(1,430)	(1,111)	(2,847)	(2,222)	Total before tax
	559	433	1,114	865	Tax benefit
	$(871)	$(678)	$(1,733)	$(1,357)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(396)	$(256)	$(729)	$(499)	Interest expense
	152	98	280	192	Tax benefit
	$(244)	$(158)	$(449)	$(307)	Net of tax

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$74	$86	$161	$172
Interest cost	3,567	4,073	7,180	8,146
Expected return on plan assets	(5,053)	(5,159)	(9,958)	(10,318)
Net amortization loss	1,683	1,356	3,387	2,711
Net prior service credit amortization	(79)	(115)	(193)	(229)
Curtailment gain	(1,337)	—	(1,337)	—
Net periodic pension cost	$(1,145)	$241	$(760)	$482

In May 2017, the Retirement Plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements effective as of June 30, 2017. As a result of this amendment, we recognized a pre-tax curtailment gain of $1.3 million as a component of net periodic pension cost during the quarter and six-month period ended June 30, 2017.

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended June 30, 2017 and 2016 and $0.2 million for each of the six-month periods ended June 30, 2017 and 2016, respectively.  The net present value of the remaining obligations was approximately $1.9 million and $2.0 million as of June 30, 2017 and December 31, 2016, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income in the six-month period ended June 30, 2016.  We did not recognize any life insurance proceeds during the quarter and six-month period ended June 30, 2017.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.3 million and $2.2 million as of June 30, 2017 and December 31, 2016.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$124	$150	$247	$300
Interest cost	396	505	791	1,010
Expected return on plan assets	(29)	(37)	(57)	(74)
Net amortization gain	(44)	—	(87)	—
Net prior service credit amortization	(130)	(130)	(260)	(260)
Net periodic post-retirement benefit cost	$317	$488	$634	$976

Contributions

We expect to contribute approximately $6.4 million to our Pension Plans and $3.9 million to our Post-retirement Plans in 2017.  As of June 30, 2017, we have contributed $1.0 million and $1.8 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

There have been no material changes to our unrecognized tax benefits as reported at December 31, 2016. As of June 30, 2017, we did not have any unrecognized tax benefits. As of December 31, 2016, the amount of unrecognized tax benefits was $0.1 million. During the six months ended June 30, 2017, we recorded a decrease of $0.1 million to our unrecognized tax benefits, which reduced our tax expense by less than $0.1 million due to reductions for tax positions in prior years. We do not expect any material changes in our unrecognized tax benefits during the remainder of 2017.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2017, we did not have a liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2013 through 2015. The periods subject to examination for our state returns are years 2012 through 2015. We are not currently under examination by federal or state taxing authorities.

Our effective tax rate was 34.8% and 98.7% for the quarters ended June 30, 2017 and 2016, respectively and 36.1% and 68.2% for the six-month periods ended June 30, 2017 and 2016, respectively.  For the quarter and six-month periods ended June 30, 2017 and 2016, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. For the quarter and six-month period ended June 30, 2016, we recognized approximately $7.5 million of deferred taxes related to the assets held for sale of CCIC, which was the primary driver of the effective tax rate differing from the federal and statutory rates. Exclusive of these adjustments, our effective tax rate for the quarters ended June 30, 2017 and 2016 would have been approximately 34.7% and 38.5%, respectively and for the six-month periods ended June 30, 2017 and 2016 would have been approximately 35.6% and 38.6%, respectively.

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

On March 3, 2017, an alleged class action complaint was filed by a purported stockholder of the Company in the Court of Chancery of the State of Delaware ( the “Court”) captioned Vento v. Currey, et al. (Case No. 2017-0157) against the members of the Company’s board of directors ( the “Delaware Action”).  The lawsuit is related to our Merger Agreement with FairPoint.  Among other things, the lawsuit alleged that the members of the Company’s board of directors breached their fiduciary duties in connection with soliciting approval of the Company’s stockholders of the issuance of the Company’s common stock to stockholders of FairPoint in the merger (the “Merger”) contemplated by the Merger Agreement (the “Stockholder Vote”) because Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on February 24, 2017 failed to disclose allegedly material information relating to the retention, compensation and financial incentives of a financial advisor to the Company in connection with the proposed Merger.  The plaintiff sought, among other relief, to enjoin the Stockholder Vote.   On March 14, 2017, the plaintiff filed a motion for preliminary injunction to enjoin the Stockholder Vote until such time as certain information concerning the financial interests of the Company’s financial advisor in the proposed Merger were fully disclosed.  On March 22, 2017, the Court issued a letter decision stating that it would preliminarily enjoin the Stockholder Vote (the “Injunction”) until five days after such time as the Company had supplemented its disclosures to include a clear and direct explanation of the amount of financing-related fees that the Company’s financial advisor, Morgan Stanley & Co. LLC, or any of its affiliates stands to receive in connection with the Merger if the Merger is consummated.  In response to the Injunction, in order to provide a clear and direct explanation of the amount of financing-related fees that Morgan Stanley & Co. LLC or any of its affiliates stands to receive in connection with the Merger, and to provide additional information to its stockholders, the Company supplemented the Joint Proxy Statement/Prospectus filed in connection with the Merger Agreement as described in the Company’s Current Report on Form 8-K filed on March 22, 2017 at a time and in a manner that would not cause any delay of the special meeting of the Company’s stockholders, which was scheduled to be held on March 28, 2017, or the Merger.  Subsequently on March 22, 2017, the Court entered an order that, among other things, vacated the Injunction, dismissed the Delaware Action as moot, and allowed the special meeting of the Company’s stockholders, which was held on March 28, 2017, to proceed as scheduled.  The Court retained jurisdiction solely for the purpose of determining the plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses.  At a special meeting of the Company’s stockholders, the issuance of the Company’s common stock to stockholders of FairPoint in the Merger received the affirmative vote of approximately 98% of the shares voted.  The Merger closed on July 3, 2017.  Following the Stockholder Vote and through the closing of the Merger, the parties, through their respective counsel, engaged in arm’s length negotiations to resolve plaintiff’s counsel’s claim for an award of attorneys’ fees and expenses for a payment of $0.345 million to plaintiff’s counsel by the Company, which payment has not been approved or ruled upon by the Court.

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against certain entities of the Company and many other Local Exchange Carriers (collectively, “LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from these LECs through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $2.4 million and cover periods dating back to 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “U.S. District Court”).  On November 17, 2015, the U.S. District Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November 2015 Order”).  The November 2015 Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed amended complaints and on June 30, 2016, the LEC defendants named in such complaints filed, among other things, a Joint Motion to Dismiss them, which the U.S. District Court granted on May 3, 2017.

Relatedly, in 2016, numerous LECs across the country, including a number of our LEC entities, filed complaints in various U.S. district courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November 2015 Order held could be assessed by LECs.  The total amount our LEC entities seek from Level 3 in this proceeding is at least approximately $0.3 million, excluding late payment charges/penalties and attorneys’ fees.  These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the U.S. District Court.  Level 3 filed a Motion to Dismiss these complaints that, in part, repeated arguments the November 2015 Order rejected.  On March 22, 2017, the U.S. District Court denied Level 3’s Motion to Dismiss (“March 2017 Order”).

On June 1, 2017, the U.S. District Court adopted a scheduling order in the consolidated cases that established deadlines on how the claims at issue (“intraMTA claims”) would be addressed in upcoming aspects of the proceeding.    Once the proceeding before the U.S. District Court on the intraMTA claims becomes final, including resolution of any related counterclaims, Sprint, Verizon, and Level 3 are expected to appeal the U.S. District Court’s November 2015 and March 2017 Orders.  Absent a decision by an appellate court that overturns these Orders, it could be difficult for Sprint or Verizon to succeed on its claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have an adverse material impact on our financial results or cash flows.

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipts Tax, and/or have had audits performed for the tax years of 2008 through 2015.  In addition, a re-audit was performed on CCPA for the 2010 calendar year.

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

In November 2015, on appeal, the Supreme Court of Pennsylvania held in Verizon Pennsylvania, Inc. v. Commonwealth of Pennsylvania, 127 A.3d 745 (Pa. 2015), that charges for the installation of private phone lines, charges for directory assistance and certain nonrecurring charges were all subject to the state’s gross receipt tax. The Supreme Court of Pennsylvania found that all of the services, including those related to nonrecurring charges, in some way made transmission more effective or communication more satisfactory even though such services did not involve actual transmission.  This is a partial reversal of the 2013 Commonwealth Court of Pennsylvania decision described above, which had ruled that while the charges for the installation of private phone lines and directory assistance were subject to the state’s gross receipts tax, the nonrecurring charges in question were not.  As neither reargument nor reconsideration was sought, the Verizon Pennsylvania case is now final.

For our CCES and CCPA subsidiaries, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013 is approximately $4.2 million and $5.0 million, respectively.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of the cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipts tax.  In June 2016, we filed appeals with the Pennsylvania Commonwealth Court for the audits in calendar years 2008 through 2013, captioned as Consolidated Communications Enterprise Services, Inc. v. Commonwealth of Pennsylvania, Nos. 400 through 411 FR 2016 and Consolidated Communications of Pennsylvania Company, LLC v. Commonwealth of Pennsylvania, Nos. 422 through 432 FR 2016.  These appeals are presently in the fact development stage, with a consolidated joint status report to be filed with the Commonwealth Court in September 2017.

In October and December 2016, CCPA and CCES received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2014 tax year.  The total additional tax liability calculated by the DOR auditors for CCPA and CCES for 2014 is approximately $0.7 million and $0.9 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals in January 2017 for CCPA and in March 2017 for CCES, contesting these audit assessments.  By Interlocutory Orders issued in April 2017, the DOR’s Board of Appeals stayed the matters pending final action of the Commonwealth Court in litigation involving the same issues related to CCPA’s and CCES’s 2008 through 2013 tax periods.

In May 2017, CCES received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2015 tax year.  The total additional tax liability calculated by the DOR auditors for CCES for 2015 is approximately $0.7 million.  We filed Petitions for Reassessment with the DOR’s Board of Appeals in May 2017 contesting these audit assessments.  We expect the Board to stay these matters pending final action of the Commonwealth Court in litigation involving the same issues related to CCES’s 2008 through 2013 tax periods.  Additionally, in July 2017, CCPA received audit schedules from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2015 tax year.  The total additional tax liability calculated by the DOR auditors for CCPA for 2015 is approximately $0.7 million.  We expect to appeal the audit findings when the Audit Assessment Notices are issued.

In May 2017, we entered into an agreement to guarantee any potential liability to the DOR up to $5.0 million.  However, we believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2015, for which we have filed appeals, continue to lack merit.  In light of the Supreme Court of Pennsylvania’s Verizon Pennsylvania decision, we have accrued $1.4 million and $1.2 million for our CCES and CCPA subsidiaries, respectively.  These accruals also include the Company’s best estimate of the potential 2016 and 2017 additional tax liabilities.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, excluding Consolidated Communications of Illinois Company, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, condensed consolidating statements of operations for the quarters and six-month periods ended June 30, 2017 and 2016 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2017 and 2016 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	June 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$15,846	$13	$—	$—	$15,859
Accounts receivable, net	—	—	43,490	7,145	(297)	50,338
Income taxes receivable	22,724	9,636	—	—	(6,304)	26,056
Prepaid expenses and other current assets	—	5,844	19,881	128	—	25,853
Total current assets	22,724	31,326	63,384	7,273	(6,601)	118,106

Property, plant and equipment, net	—	—	985,206	57,565	—	1,042,771

Intangibles and other assets:
Investments	—	8,495	98,009	—	—	106,504
Investments in subsidiaries	2,188,334	2,041,549	14,501	—	(4,244,384)	—
Goodwill	—	—	690,696	66,181	—	756,877
Other intangible assets	—	—	18,124	9,087	—	27,211
Advances due to/from affiliates, net	—	1,523,418	463,016	96,651	(2,083,085)	—
Deferred income taxes	19,175	322	—	—	(19,497)	—
Other assets	319	1,537	7,706	38	—	9,600
Total assets	$2,230,552	$3,606,647	$2,340,642	$236,795	$(6,353,567)	$2,061,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$10,107	$—	$—	$10,107
Advance billings and customer deposits	—	—	22,878	2,162	—	25,040
Dividends payable	19,653	—	—	—	—	19,653
Accrued compensation	—	—	14,050	970	—	15,020
Accrued interest	—	25,936	479	—	—	26,415
Accrued expense	18	14,660	35,389	864	(297)	50,634
Income tax payable	—	—	3,124	3,180	(6,304)	—
Current portion of long term debt and capital lease obligations	—	9,000	8,631	199	—	17,830
Total current liabilities	19,671	49,596	94,658	7,375	(6,601)	164,699

Long-term debt and capital lease obligations	—	1,363,116	12,633	499	—	1,376,248
Advances due to/from affiliates, net	2,083,085	—	—	—	(2,083,085)	—
Deferred income taxes	—	—	232,957	27,903	(19,497)	241,363
Pension and postretirement benefit obligations	—	—	106,206	20,077	—	126,283
Other long-term liabilities	—	5,601	13,236	460	—	19,297
Total liabilities	2,102,756	1,418,313	459,690	56,314	(2,109,183)	1,927,890
Shareholders’ equity:
Common Stock	507	—	17,411	30,000	(47,411)	507
Other shareholders’ equity	127,289	2,188,334	1,858,158	150,481	(4,196,973)	127,289
Total Consolidated Communications Holdings, Inc. shareholders’ equity	127,796	2,188,334	1,875,569	180,481	(4,244,384)	127,796
Noncontrolling interest	—	—	5,383	—	—	5,383
Total shareholders’ equity	127,796	2,188,334	1,880,952	180,481	(4,244,384)	133,179
Total liabilities and shareholders’ equity	$2,230,552	$3,606,647	$2,340,642	$236,795	$(6,353,567)	$2,061,069

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,064	$13	$—	$—	$27,077
Accounts receivable, net	—	—	48,911	7,347	(42)	56,216
Income taxes receivable	20,756	—	885	(25)	—	21,616
Prepaid expenses and other current assets	—	12,856	15,310	126	—	28,292
Total current assets	20,756	39,920	65,119	7,448	(42)	133,201

Property, plant and equipment, net	—	—	999,416	55,770	—	1,055,186

Intangibles and other assets:
Investments	—	8,338	97,883	—	—	106,221
Investments in subsidiaries	2,192,556	2,019,692	14,279	—	(4,226,527)	—
Goodwill	—	—	690,696	66,181	—	756,877
Other intangible assets	—	—	22,525	9,087	—	31,612
Advances due to/from affiliates, net	—	1,524,906	427,720	87,171	(2,039,797)	—
Deferred income taxes	17,150	—	—	—	(17,150)	—
Other assets	—	1,562	8,058	41	—	9,661
Total assets	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,766	$—	$—	$6,766
Advance billings and customer deposits	—	—	24,981	1,457	—	26,438
Dividends payable	19,605	—	—	—	—	19,605
Accrued compensation	—	—	16,002	969	—	16,971
Accrued interest	—	10,824	436	—	—	11,260
Accrued expense	36	15,057	38,192	880	(42)	54,123
Current portion of long term debt and capital lease obligations	—	9,000	5,735	187	—	14,922
Total current liabilities	19,641	34,881	92,112	3,493	(42)	150,085

Long-term debt and capital lease obligations	—	1,365,820	10,332	602	—	1,376,754
Advances due to/from affiliates, net	2,039,797	—	—	—	(2,039,797)	—
Deferred income taxes	—	984	232,668	27,796	(17,150)	244,298
Pension and postretirement benefit obligations	—	—	109,185	21,608	—	130,793
Other long-term liabilities	70	216	13,807	480	—	14,573
Total liabilities	2,059,508	1,401,901	458,104	53,979	(2,056,989)	1,916,503
Shareholders’ equity:
Common Stock	506	—	17,411	30,000	(47,411)	506
Other shareholders’ equity	170,448	2,192,517	1,844,880	141,719	(4,179,116)	170,448
Total Consolidated Communications Holdings, Inc. shareholders’ equity	170,954	2,192,517	1,862,291	171,719	(4,226,527)	170,954
Noncontrolling interest	—	—	5,301	—	—	5,301
Total shareholders’ equity	170,954	2,192,517	1,867,592	171,719	(4,226,527)	176,255
Total liabilities and shareholders’ equity	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$159,072	$14,066	$(3,188)	$169,950
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	70,952	2,501	(3,077)	70,376
Selling, general and administrative expenses	920	—	31,899	3,012	(111)	35,720
Acquisition and other transaction costs	1,793	—	—	—	—	1,793
Depreciation and amortization	—	—	38,039	2,444	—	40,483
Operating income (loss)	(2,713)	—	18,182	6,109	—	21,578
Other income (expense):
Interest expense, net of interest income	—	(33,704)	(244)	30	—	(33,918)
Intercompany interest income (expense)	—	14,727	(14,707)	(20)	—	—
Investment income	—	—	8,196	—	—	8,196
Equity in earnings of subsidiaries, net	(740)	13,168	277	—	(12,705)	—
Other, net	—	2	120	(3)	—	119
Income (loss) before income taxes	(3,453)	(5,807)	11,824	6,116	(12,705)	(4,025)
Income tax expense (benefit)	(725)	(5,067)	2,791	1,602	—	(1,399)
Net income (loss)	(2,728)	(740)	9,033	4,514	(12,705)	(2,626)
Less: net income attributable to noncontrolling interest	—	—	102	—	—	102
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(2,728)	$(740)	$8,931	$4,514	$(12,705)	$(2,728)

Total comprehensive income (loss) attributable to common shareholders	$(4,915)	$(2,927)	$8,974	$4,528	$(10,575)	$(4,915)

	Quarter Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$18	$175,245	$14,897	$(3,289)	$186,871
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	80,739	3,204	(3,180)	80,763
Selling, general and administrative expenses	1,076	7	35,622	2,209	(109)	38,805
Acquisition and other transaction costs	248	—	—	—	—	248
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	41,216	2,275	—	43,491
Operating income (loss)	(1,324)	11	17,058	7,209	—	22,954
Other income (expense):
Interest expense, net of interest income	7	(18,963)	(160)	10	—	(19,106)
Intercompany interest income (expense)	(31,886)	33,824	(2,706)	768	—	—
Investment income	—	—	8,704	—	—	8,704
Equity in earnings of subsidiaries, net	21,443	19,393	219	—	(41,055)	—
Other, net	—	—	(66)	(6)	—	(72)
Income (loss) before income taxes	(11,760)	34,265	23,049	7,981	(41,055)	12,480
Income tax expense (benefit)	(11,836)	12,821	8,490	2,848	—	12,323
Net income (loss)	76	21,444	14,559	5,133	(41,055)	157
Less: net income attributable to noncontrolling interest	—	—	81	—	—	81
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$76	$21,444	$14,478	$5,133	$(41,055)	$76

Total comprehensive income (loss) attributable to common shareholders	$744	$22,112	$15,023	$5,266	$(42,401)	$744

	Six Months Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$317,904	$28,355	$(6,374)	$339,885
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	142,873	5,050	(6,156)	141,767
Selling, general and administrative expenses	1,263	10	64,557	6,139	(218)	71,751
Acquisition and other transaction costs	3,524	—	—	—	—	3,524
Depreciation and amortization	—	—	77,559	5,119	—	82,678
Operating income (loss)	(4,787)	(10)	32,915	12,047	—	40,165
Other income (expense):
Interest expense, net of interest income	6	(63,191)	(450)	46	—	(63,589)
Intercompany interest income (expense)	—	29,454	(29,415)	(39)	—	—
Investment income	—	157	13,317	—	—	13,474
Equity in earnings of subsidiaries, net	(3,045)	20,906	222	—	(18,083)	—
Other, net	—	3	54	(11)	—	46
Income (loss) before income taxes	(7,826)	(12,681)	16,643	12,043	(18,083)	(9,904)
Income tax expense (benefit)	(1,413)	(9,636)	4,021	3,455	—	(3,573)
Net income (loss)	(6,413)	(3,045)	12,622	8,588	(18,083)	(6,331)
Less: net income attributable to noncontrolling interest	—	—	82	—	—	82
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(6,413)	$(3,045)	$12,540	$8,588	$(18,083)	$(6,413)

Total comprehensive income (loss) attributable to common shareholders	$(7,589)	$(4,221)	$13,285	$8,762	$(17,826)	$(7,589)

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(5)	$352,500	$29,784	$(6,562)	$375,717
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	160,453	6,377	(6,347)	160,483
Selling, general and administrative expenses	1,972	7	72,222	5,495	(215)	79,481
Acquisition and other transaction costs	248	—	—	—	—	248
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	83,077	4,554	—	87,631
Operating income (loss)	(2,220)	(12)	36,138	13,358	—	47,264
Other income (expense):
Interest expense, net of interest income	46	(37,398)	(408)	8	—	(37,752)
Intercompany interest income (expense)	(63,773)	67,648	(5,405)	1,530	—	—
Investment income	—	166	15,735	—	—	15,901
Equity in earnings of subsidiaries, net	50,162	38,215	361	—	(88,738)	—
Other, net	—	—	(40)	(18)	—	(58)
Income (loss) before income taxes	(15,785)	68,619	46,381	14,878	(88,738)	25,355
Income tax expense (benefit)	(23,710)	18,456	17,201	5,349	—	17,296
Net income (loss)	7,925	50,163	29,180	9,529	(88,738)	8,059
Less: net income attributable to noncontrolling interest	—	—	134	—	—	134
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,925	$50,163	$29,046	$9,529	$(88,738)	$7,925

Total comprehensive income (loss) attributable to common shareholders	$8,991	$51,229	$30,137	$9,795	$(91,161)	$8,991

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Six Months Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(4,096)	$(8,211)	$89,701	$16,139	$93,533

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(51,465)	(6,596)	(58,061)
Proceeds from sale of assets	—	—	74	27	101
Net cash provided by (used in) investing activities	—	—	(51,391)	(6,569)	(57,960)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	23,000	—	—	23,000
Payment of capital lease obligation	—	—	(2,902)	(91)	(2,993)
Payment on long-term debt	—	(27,500)	—	—	(27,500)
Share repurchases for minimum tax withholding	(41)	—	—	—	(41)
Dividends on common stock	(39,257)	—	—	—	(39,257)
Transactions with affiliates, net	43,394	1,493	(35,408)	(9,479)	—
Net cash provided by (used in) financing activities	4,096	(3,007)	(38,310)	(9,570)	(46,791)
Increase (decrease) in cash and cash equivalents	—	(11,218)	—	—	(11,218)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$15,846	$13	$—	$15,859

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(63,494)	$31,781	$129,467	$17,751	$115,505

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(55,172)	(7,099)	(62,271)
Proceeds from sale of assets	—	—	40	10	50
Net cash used in investing activities	—	—	(55,132)	(7,089)	(62,221)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	7,000	—	—	7,000
Payment of capital lease obligation	—	—	(756)	(56)	(812)
Payment on long-term debt	—	(11,550)	—	—	(11,550)
Share repurchases for minimum tax withholding	(71)	—	—	—	(71)
Dividends on common stock	(39,174)	—	—	—	(39,174)
Transactions with affiliates, net	102,739	(8,615)	(81,147)	(12,977)	—
Net cash provided by (used in) financing activities	63,494	(13,165)	(81,903)	(13,033)	(44,607)
Increase (decrease) in cash and cash equivalents	—	18,616	(7,568)	(2,371)	8,677
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$24,493	$61	$1	$24,555

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2016 Annual Report on Form 10-K filed with the SEC.  Furthermore, forward-looking statements speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Undue reliance should not be placed on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2017 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

We are an integrated communications services company that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served.  We provide an array of services in consumer, commercial and carrier channels, as of June 30, 2017, in 11 states, including local and long-distance service, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales, and cloud services.

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

We market services to our residential customers either individually or as a bundled package.  Our “triple play” bundle includes our data, video and voice services.  As the market demands for bandwidth continue to increase as a result of consumer trends toward increased Internet usage, our continued focus is on enhancing product and service offerings, such as our progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gbps in select markets.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Mbps, depending on the geographic market availability.  As of June 30, 2017, approximately 27% of the homes in the areas we serve subscribe to our data service.  Our exceptional consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speeds resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking (“Wi-Fi”) that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

The consumer’s growing acceptance of OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Total video connections decreased 10% as of June 30, 2017 compared to the same period in 2016.  We believe the trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase.  Total voice connections decreased 5% as of June 30, 2017 compared to the same period in 2016.  Competition from wireless providers, competitive local exchange carriers and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint Communications, Inc. (“FairPoint”) to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  On July 3, 2017, the acquisition of FairPoint was completed, and as a result, FairPoint became a wholly-owned subsidiary of the Company.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the merger, each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the merger converted into and became the right to receive 0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the merger, the total value of the consideration to be exchanged is approximately $431.1 million, exclusive of debt of approximately $912.8 million.  On the date of the merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders.

To finance the merger, in December 2016, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in the “Liquidity and Capital Resources” section below, that, in addition to cash on hand and other sources of liquidity, was used to repay and redeem certain existing indebtedness of FairPoint and pay the fees and expenses in connection with the merger.

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

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC operates as an incumbent local exchange carrier providing telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  During the quarter and six months ended June 30, 2016, we recognized an impairment loss of $0.6 million and deferred income tax expense of $7.5 million in connection with the classification of CCIC as assets held for sale.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2017 and 2016.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$50.1	$48.6	$1.5	3%	$99.5	$97.7	$1.8	2%
Voice services	23.6	25.3	(1.7)	(7)	47.1	50.3	(3.2)	(6)
Other	5.0	2.7	2.3	85	8.9	5.3	3.6	68
	78.7	76.6	2.1	3	155.5	153.3	2.2	1
Consumer:
Broadband (VoIP, data and video)	50.8	53.1	(2.3)	(4)	102.5	107.7	(5.2)	(5)
Voice services	12.6	14.0	(1.4)	(10)	25.5	28.5	(3.0)	(11)
	63.4	67.1	(3.7)	(6)	128.0	136.2	(8.2)	(6)
Equipment sales and service	—	10.5	(10.5)	(100)	—	20.1	(20.1)	(100)
Subsidies	10.4	13.0	(2.6)	(20)	21.0	26.1	(5.1)	(20)
Network access	14.2	16.3	(2.1)	(13)	28.7	33.1	(4.4)	(13)
Other products and services	3.3	3.4	(0.1)	(3)	6.7	6.9	(0.2)	(3)
Total operating revenues	170.0	186.9	(16.9)	(9)	339.9	375.7	(35.8)	(10)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	70.4	80.8	(10.4)	(13)	141.8	160.5	(18.7)	(12)
Selling, general and administrative costs	35.7	38.8	(3.1)	(8)	71.7	79.5	(7.8)	(10)
Acquisition and other transaction costs	1.8	0.2	1.6	800	3.5	0.2	3.3	1,650
Loss on impairment	—	0.6	(0.6)	(100)	—	0.6	(0.6)	(100)
Depreciation and amortization	40.5	43.5	(3.0)	(7)	82.7	87.6	(4.9)	(6)
Total operating expenses	148.4	163.9	(15.5)	(9)	299.7	328.4	(28.7)	(9)
Income from operations	21.6	23.0	(1.4)	(6)	40.2	47.3	(7.1)	(15)
Interest expense, net	(33.9)	(19.1)	14.8	77	(63.6)	(37.7)	25.9	69
Other income	8.3	8.6	(0.3)	(3)	13.5	15.8	(2.3)	(15)
Income tax expense (benefit)	(1.4)	12.3	(13.7)	(111)	(3.6)	17.3	(20.9)	(121)
Net income (loss)	(2.6)	0.2	(2.8)	(1,400)	(6.3)	8.1	(14.4)	(178)
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.1	0.2	(0.1)	(50)
Net income (loss) attributable to common shareholders	$(2.7)	$0.1	$(2.8)	(2,800)	$(6.4)	$7.9	$(14.3)	(181)

Adjusted EBITDA (1)	$72.5	$78.0	$(5.5)	(7)%	$143.6	$156.6	$(13.0)	(8)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2017	2016	Change	% Change
Consumer customers	246,065	262,177	(16,112)	(6)%

Voice connections	449,312	471,458	(22,146)	(5)
Data connections	480,426	462,559	17,867	4
Video connections	100,370	111,617	(11,247)	(10)
Total connections	1,030,108	1,045,634	(15,526)	(1)%

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

Data and transport services revenues increased $1.5 million and $1.8 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to the acquisition of CTC, an increase in data connections and a continued increase in Internet access and Metro Ethernet revenues.  During the quarter and six months ended June 30, 2017, growth in data and transport services was hampered by increased competition and price compression as customers are migrating from legacy products to Ethernet based products, which have a lower average revenue per user.  This decline is expected to be partially offset with the increasing need for bandwidth and other Ethernet services.

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

Voice services revenues decreased $1.7 million and $3.2 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to a 7% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other revenues include business equipment sales and related hardware and maintenance support, rental income of customer premise equipment, video services and other miscellaneous revenues.  Other revenues increased $2.3 million and $3.6 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to an increase in business equipment sales contributed by the acquisition of CTC and additional revenue related to the new Co-Marketing Agreement entered into with ePlus in connection with the sale of EIS in 2016.

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

Broadband services revenues decreased $2.3 million and $5.2 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 despite price increases for data and video services implemented during the first quarter of 2017.  Total data and video connections decreased 5% and 11%, respectively, as of June 30, 2017 compared to the same period in 2016 as a result of increased competition as consumers are choosing to subscribe to alternative communications services particularly for video services. VoIP revenue also declined during the same period due to a 12% decline in connections as more consumers continue to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $1.4 million and $3.0 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to a 10% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience modest erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

Until the sale of EIS in December 2016, we  were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involved multiple deliverables, revenue was allocated to each respective element based on relative selling price.  Equipment sales and service revenues decreased $10.5 million and $20.1 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due to the sale of EIS in December 2016.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenue decreased $2.6 million and $5.1 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to the scheduled reduction in the annual Connect America Fund (“CAF”) Phase II funding rate in August

2016, the sale of CCIC in September 2016 and a decrease in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $2.1 million and $4.4 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising and billing and support services.  Other products and services revenues decreased $0.1 million and $0.2 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $10.4 million and $18.7 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016.  Cost of goods sold related to equipment sales decreased  $7.3 million and $13.7 million during the quarter and six months ended June 30, 2017, respectively, as a result of the sale of EIS in 2016, as discussed above.  Employee costs decreased due to savings from a reduction in headcount.  Video programming costs also decreased as a result of a 10% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $3.1 million and $7.8 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to a decline in employee costs from a reduction in headcount as part of cost saving initiatives as well as a decrease in incentive compensation.  Professional fees also decreased from declines in legal, audit and tax services.  Advertising expense also decreased due to a reduction in radio advertising and marketing promotions in 2017.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs increased $1.6 million and $3.3 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 as a result of the merger with FairPoint, which closed in July 2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the merger.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.0 million and $4.9 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the sale of EIS and CCIC in 2016 and certain intangibles and software becoming fully amortized in 2016, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs decreased  $2.6 million and $5.1 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to the scheduled reduction in the annual CAF Phase II rate in August 2016 and a decrease in state funding support for our Texas ILEC.

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

State Matters

California

In an ongoing proceeding relating to the New Regulatory Framework, the California Public Utilities Commission (“CPUC”) adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework (“URF”), which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders, and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  In December 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state.  Subsequently, the CPUC issued a ruling temporarily deferring the proceeding.  When the CPUC may open this proceeding is unclear and on hold at this time.  The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.  The Company will continue to monitor this matter.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state commissioners in May 2014, which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  The Company filed its submission for the needs test on December 28, 2016.  The PUCT issued docket 46699 on January 4, 2017 to review the filing.  In the second quarter of 2017, a decision was made to exclude two of our exchanges that failed the needs test, which will result in reduced funding beginning January 2018.  The projected impact of this decision is approximately a $0.4 million reduction in our Texas USF revenue for 2018.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $14.8 million and $25.9 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to ticking fees incurred in 2017 and the amortization of commitment fees related to the committed financing of the $935.0 million incremental term loan secured for the acquisition of FairPoint, as described in the “Liquidity and Capital Resources” section below.  Interest expense also increased as a result of ineffectiveness recognized on our interest rate swap agreements in 2017.  However, interest expense was reduced in part by the refinancing of our Credit Agreement in October 2016, which included a 0.25% reduction in the interest rate for our outstanding term loan resulting in annual interest savings of approximately $2.0 million.

Other income decreased $0.3 million and $2.3 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to a decline in investment income from our wireless partnership interests.

Income Taxes

Income taxes decreased $13.7 million and $20.9 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016.  Our effective tax rate was 34.8% and 98.7% for the quarters ended June 30, 2017 and 2016, respectively, and 36.1% and 68.2% for the six months ended June 30, 2017 and 2016, respectively.    For the quarter and six months ended June 30, 2017 and 2016, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. For the quarter and six months  ended June 30, 2016, we recognized approximately $7.5 million of deferred taxes related to the assets held for sale of CCIC, which was the primary driver of the effective tax rate differing from the federal and statutory rates. Exclusive of these adjustments, our effective tax rate for the quarters ended June 30, 2017 and 2016 would have been approximately 34.7% and 38.5%, respectively and for the six months ended June 30, 2017 and 2016 would have been approximately 35.6% and 38.6%, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and six months ended June 30, 2017 and 2016:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income (loss)	$(2,626)	$157	$(6,331)	$8,059
Add (subtract):
Interest expense, net of interest income	33,918	19,106	63,589	37,752
Income tax expense (benefit)	(1,399)	12,323	(3,573)	17,296
Depreciation and amortization	40,483	43,491	82,678	87,631
EBITDA	70,376	75,077	136,363	150,738

Adjustments to EBITDA:
Other, net (1)	(6,536)	(5,796)	(7,581)	(10,521)
Investment distributions (2)	7,736	7,784	13,380	14,580
Non-cash, stock-based compensation (3)	892	912	1,430	1,804
Adjusted EBITDA	$72,468	$77,977	$143,592	$156,601

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$93,533	$115,505
Investing activities	(57,960)	(62,221)
Financing activities	(46,791)	(44,607)
Increase (decrease) in cash and cash equivalents	$(11,218)	$8,677

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $93.5 million during the six-month period ended June 30, 2017, a decrease of $22.0 million compared to the same period in 2016.  Cash flows provided by operating activities decreased primarily as a result of a decline in net income from a reduction in revenue and additional transaction costs related to the acquisition of FairPoint.  Cash distributions received from our wireless partnerships also decreased $1.2 million during the six-month period ended June 30, 2017 compared to the same period in 2016.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $58.0 million during the six-month period ended June 30, 2017 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $58.1 million during the six-month period ended June 30, 2017, a decrease of $4.2 million compared to the same period in 2016.  Capital expenditures for the remainder of 2017,  including the operations of FairPoint, are expected to be $126.0 million to $131.0 million, of which approximately 57% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2017 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility and initial term loans in the aggregate amount of $900.0 million (“Term 5”).  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).   Borrowings under the senior secured credit facility are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Term 5 loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are not repaid in full or redeemed in full on or prior to March 31, 2022.  The Term 5 loan contains an original issuance discount of 0.25% or $2.3 million, which is being amortized over the term of the loan.  The Term 5 loan requires quarterly principal payments of $2.25 million and has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR“) subject to a 1.00% LIBOR floor.

Our revolving credit facility has a maturity date of October 5, 2021 and has an interest rate, at the election of the Company, of (i) a margin between 2.50% and 3.25% plus LIBOR or (ii) a margin between 1.50% and 2.25% plus the alternate base rate, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2017, the borrowing margin for the three month period ending September 30, 2017 will be at a weighted-average margin of 3.25% for a LIBOR-based loan or 2.25%  for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2017 and December 31, 2016,  there were no outstanding borrowings under the revolving credit facility.  A stand-by letter of credit of  $1.6 million, issued primarily in connection with the Company’s insurance coverage, was outstanding under our revolving credit facility as of June 30, 2017.  The stand-by letter of credit is renewable annually and reduces the borrowing availability under the revolving credit facility.  As of June 30, 2017,  $108.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.05% and 4.00% as of June 30, 2017 and December 31, 2016, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of June 30, 2017, and including the $27.4 million dividend paid on August 1, 2017, we had $262.4 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of June  30, 2017, our total net leverage ratio under the Credit Agreement was 4.74:1.00, and our interest coverage ratio was 3.85:1.00.

Committed Financing

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement and on December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement, pursuant to which a syndicate of lenders agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement (the “Incremental Term Loan”), subject to the satisfaction of certain conditions. The Incremental Term Loan was made pursuant to the Incremental Facility set forth in the Credit Agreement. Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Term 5 loan and are being amortized over the term of the debt as interest expense.  The Incremental Term Loan included an original issue discount of 0.50% and has an interest rate of 3.00% plus LIBOR subject to a 1.00% LIBOR floor.  Ticking fees began accruing on the Incremental Term Loan commitments on January 15, 2017 at the rate equal to the interest rate of the Incremental Term Loan.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and are being amortized to interest expense over the term of the commitment period of one year or fully amortized on the date of debt issuance if less than one year.

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint of $14.8 million be deemed to be letters of credit under the Credit Agreement.  As a result of the Merger, certain of the FairPoint subsidiaries acquired in the Merger (the “FairPoint Guarantors”) were required to guarantee certain obligations under the Credit Agreement and to pledge as collateral all assets and property.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.  In July 2017, as a result of the FairPoint Guarantors becoming guarantors under the Credit Agreement, substantially all of the FairPoint Guarantors were also required to guarantee the Senior Notes.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of June 30, 2017, this ratio was 4.72:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $378.6 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2017 and paid on August 1, 2017, there was $482.2 million of the $860.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of June 30, 2017.  As of June 30, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2017 and 2021.  As of June 30, 2017, the present value of the minimum remaining lease commitments was approximately $21.9 million, of which $8.8 million was due and payable within the next twelve months. The leases require total remaining rental payments of $24.1 million as of June 30, 2017, of which $3.2 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $39.3 million and $39.2 million in dividend payments to stockholders during the six-month periods ended June 30, 2017 and 2016, respectively.  In May 2017, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on August 1, 2017 to stockholders of record at the close of business on July 15, 2017.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2017	2016
Cash and cash equivalents	$15,859	$27,077
Working capital (deficit)	(46,593)	(16,884)
Current ratio	0.72	0.89

Our net working capital position declined $29.7 million as of June 30, 2017 compared to December 31, 2016 primarily as a result of an increase in accrued interest related to the timing in the semi-annual interest payments for our Senior Notes and the addition in 2017 of accrued ticking fees on the committed financing secured in December 2016 for the acquisition of FairPoint.  The ticking fees accrued until the completion of the merger and became due and payable on the closing date of July 3, 2017.

Our most significant uses of funds in the remainder of 2017, including the acquisition of FairPoint, are expected to be for: (i) dividend payments of approximately $55.0 million; (ii) interest payments on our indebtedness of approximately $75.0 million and principal payments on debt of $9.2 million; and (iii) capital expenditures of between $126.0 million and $131.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.  In addition, we expect to use significant funds in connection with the acquisition of FairPoint, which closed on July 3, 2017.  As discussed above, we have secured committed financing for the acquisition through a $935.0 million Incremental Term Loan, which was used with cash on hand, and other sources of liquidity to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the merger.  Upon closing of the FairPoint acquisition or shortly thereafter, various triggering events occurred which will result in the payment of various change in control payments and other contingent payments to certain FairPoint employees.  The estimated cash payments under these agreements will be approximately $9.4 million of which $8.6 million is expected to be paid in 2017 with the remainder due in 2018 and 2019.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2017, we had approximately $3.4 million of these bonds outstanding.

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

In 2017, we expect to make contributions totaling approximately $6.4 million to our Pension Plans and $3.9 million to our other post-retirement benefit plans, which represents an increase of $6.4 million from the total contributions made in 2016.  As of June 30, 2017, we have contributed $1.0 million and $1.8 million to our Pension Plans and our other post-retirement benefit plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. See Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information” for a more detailed discussion regarding our pension and other post-retirement plans.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.5 million and $1.0 million during the quarter and six months ended June 30, 2017, respectively, compared to the same periods in 2016.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $2.0 million and $1.9 million in 2017 and 2018, respectively.

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

As of June 30, 2017, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of June 30, 2017, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $15.8 million and $3.0 million, respectively.

As of June 30, 2017, the fair value of our interest rate swap agreements amounted to a net liability of $5.5 million.  Total pre-tax deferred loss related to our interest rate swap agreements included in accumulated other comprehensive loss was $3.6 million as of June 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2017.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017.

Change in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 4, 2017	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 4, 2017	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)