Form 10-Q
period 2017-09-30
Consolidated Communications Holdings, Inc.
filed 2017-11-06
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes                No   X

On October 30, 2017, the registrant had 70,836,042 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenues	$363,329	$191,541	$703,214	$567,258

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	145,323	85,646	287,090	246,129
Selling, general and administrative expenses	94,459	39,917	166,210	119,398
Acquisition and other transaction costs	27,139	18	30,663	266
Loss on impairment	—	—	—	610
Depreciation and amortization	104,406	43,224	187,084	130,855
Income (loss) from operations	(7,998)	22,736	32,167	70,000

Other income (expense):
Interest expense, net of interest income	(36,307)	(19,075)	(99,896)	(56,827)
Investment income	9,594	8,735	23,068	24,636
Other, net	28	(316)	74	(374)
Income (loss) before income taxes	(34,683)	12,080	(44,587)	37,435

Income tax expense (benefit)	(6,289)	4,991	(9,862)	22,287

Net income (loss)	(28,394)	7,089	(34,725)	15,148
Less: net income attributable to noncontrolling interest	54	77	136	211
Net income (loss) attributable to common shareholders	$(28,448)	$7,012	$(34,861)	$14,937

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.41)	$0.14	$(0.62)	$0.29

Dividends declared per common share	$0.39	$0.39	$1.16	$1.16

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$(28,394)	$7,089	$(34,725)	$15,148
Pension and post-retirement obligations:
Change in prior service credit, net of tax	-	-	(814)	-
Amortization of actuarial losses and prior service credit to earnings, net of tax	667	679	2,400	2,036
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(285)	3	(2,829)	(595)
Reclassification of realized loss to earnings, net of tax	218	159	667	466
Comprehensive income (loss)	(27,794)	7,930	(35,301)	17,055
Less: comprehensive income attributable to noncontrolling interest	54	77	136	211
Total comprehensive income (loss) attributable to common shareholders	$(27,848)	$7,853	$(35,437)	$16,844

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,314	$27,077
Accounts receivable, net of allowance for doubtful accounts	120,844	56,216
Income tax receivable	23,494	21,616
Prepaid expenses and other current assets	33,852	28,292
Assets held for sale	21,406	—
Total current assets	222,910	133,201

Property, plant and equipment, net	2,058,418	1,055,186
Investments	108,268	106,221
Goodwill	1,042,285	756,877
Other intangible assets	318,487	31,612
Other assets	10,857	9,661
Total assets	$3,761,225	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,154	$6,766
Advance billings and customer deposits	45,086	26,438
Dividends payable	27,440	19,605
Accrued compensation	43,477	16,971
Accrued interest	17,183	11,260
Accrued expense	75,672	54,123
Current portion of long-term debt and capital lease obligations	28,824	14,922
Liabilities held for sale	1,075	—
Total current liabilities	252,911	150,085

Long-term debt and capital lease obligations	2,311,247	1,376,754
Deferred income taxes	321,355	244,298
Pension and other post-retirement obligations	340,067	130,793
Other long-term liabilities	33,996	14,573
Total liabilities	3,259,576	1,916,503

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 70,836,042 and 50,612,362 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	708	506
Additional paid-in capital	578,218	217,725
Accumulated deficit	(34,861)	—
Accumulated other comprehensive loss, net	(47,853)	(47,277)
Noncontrolling interest	5,437	5,301
Total shareholders’ equity	501,649	176,255
Total liabilities and shareholders’ equity	$3,761,225	$2,092,758

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016

Net cash provided by operating activities	$125,224	$173,591

Cash flows from investing activities:
Business acquisition, net of cash acquired	(862,385)	(13,422)
Purchases of property, plant and equipment, net	(119,289)	(94,158)
Proceeds from sale of assets	296	71
Proceeds from business dispositions	—	20,892
Net cash used in investing activities	(981,378)	(86,617)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,031,325	31,000
Payment of capital lease obligations	(5,363)	(1,757)
Payment on long-term debt	(89,750)	(39,825)
Payment of financing costs	(16,732)	—
Share repurchases for minimum tax withholding	(41)	(71)
Dividends on common stock	(66,698)	(58,796)
Other	(350)	—
Net cash provided by (used in) financing activities	852,391	(69,449)
Increase (decrease) in cash and cash equivalents	(3,763)	17,525
Cash and cash equivalents at beginning of period	27,077	15,878
Cash and cash equivalents at end of period	$23,314	$33,403

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a 24-state service area.

We operate as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”), dependent upon the territory served.  Leveraging our advanced fiber network spanning more than 36,000 fiber route miles, we offer local, long-distance and 9-1-1 services, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales and cloud services.  As of September 30, 2017, we had approximately 990 thousand voice connections, 784 thousand data connections and 105 thousand video connections.

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

Recent Business Developments

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint Communications, Inc. (“FairPoint”) to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  On July 3, 2017, the merger (the “Merger”) was completed and FairPoint became a wholly owned subsidiary of the Company.  The financial results for FairPoint have been included in our condensed consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 2.

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,	Estimated
(In thousands)	2017	2016	Useful Lives
Land and buildings	$249,912	$105,923	18	-	40	years
Central office switching and transmission	1,070,214	861,608	3	-	25	years
Outside plant cable, wire and fiber facilities	1,808,299	1,201,042	3	-	50	years
Furniture, fixtures and equipment	253,718	167,125	3	-	15	years
Assets under capital lease	41,965	28,355	3	-	11	years
Total plant in service	3,424,108	2,364,053
Less: accumulated depreciation and amortization	(1,510,094)	(1,345,551)
Plant in service	1,914,014	1,018,502
Construction in progress	104,429	21,956
Construction inventory	39,975	14,728
Totals	$2,058,418	$1,055,186

Recent Accounting Pronouncements

Effective January 1, 2017, we adopted the Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, calculation of compensation expense and classification on the statement of cash flows. ASU 2016-09 requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting to be recognized as income tax expense or benefit in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital (“APIC”). The impact of this change was not material for the quarter and nine months ended September 30, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed proceeds in the calculation of diluted shares when using the treasury stock method. This requirement did not impact diluted loss per share for the quarter and nine months ended September 30, 2017 as the diluted shares were excluded from the computation of loss per share. Due to our net loss for the quarter and nine months ended September 30, 2017, the inclusion of these shares would have had an anti-dilutive impact.

ASU 2016-09 removed the requirement to delay recognition of excess tax benefits until it reduces current income taxes payable. This update is required to be applied on a modified retrospective basis, which resulted in a cumulative effect adjustment of $2.2 million as of January 1, 2017 to increase opening retained earnings for the cumulative impact of excess tax benefits related to our net operating loss (“NOL”) carryforwards. This amount was subsequently transferred into APIC at March 31, 2017.

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued the ASU Update No. 2017-12 (“ASU 2017-12”), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued the ASU No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, Compensation – Stock Compensation. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We plan to adopt this update effective January 1, 2018 and will apply this guidance to applicable transactions after the adoption date.

In March 2017, the FASB issued the ASU No. 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires presentation of the service cost component of net periodic benefit cost within the same income statement line item as other compensation costs arising from services rendered by relevant employees during the period, and presentation of the other cost components of net periodic benefit cost separately and outside of the income from operations subtotal. In addition, only the service cost component is eligible for capitalization. The new guidance is effective for annual and interim periods beginning after December 15, 2017.   Early adoption is permitted as of the beginning of the annual period and should be applied retrospectively for the presentation of the service cost and prospectively for the capitalization of the service cost component in assets. We plan to adopt this update effective January 1, 2018 and do not expect a material impact on our condensed consolidated financial statements and related disclosures.

In February 2017, the FASB issued the ASU No. 2017-05 (“ASU 2017-05”), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides additional guidance to (i) clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers, and (ii) clarify the accounting for partial sales of nonfinancial assets. ASU 2017-05 is effective for annual and interim periods beginning after December 15, 2017 and can be applied using the retrospective or modified retrospective approach. We plan to adopt ASU 2017-05 as of January 1, 2018 and are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In January 2017, FASB issued the ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the updated guidance, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance is effective for annual and interim goodwill tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment testing performed after January 1, 2017. We plan to early adopt this update in the fourth quarter of 2017.

In January 2017, the FASB issued the ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively, with early adoption permitted. We plan to adopt this update as of January 1, 2018 and do not expect a material impact on our condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued the ASU No. 2016-16 (“ASU 2016-16”), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates the existing exception prohibiting the recognition of the income tax consequences for intra-entity asset transfers until the asset has been sold to an outside party. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We currently anticipate adopting this update effective January 1, 2018 and do not expect a material impact on our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued the ASU No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively, with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued the ASU No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We have not yet made a decision on the timing of adoption and are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued the ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the population of our leases and anticipate that most of our operating lease commitments will be recognized on our consolidated balance sheets. We have not yet made a decision on the timing of adoption and are continuing to assess the potential impact of this update on our condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued the ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which will replace the current revenue recognition requirements in US GAAP.  The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, ASU 2014-09 requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Two transition methods are permitted under ASU 2014-09, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  In August 2015, the FASB issued the ASU No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year.  Accordingly, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. We plan to adopt this update as of January 1, 2018.

In 2016, we established a cross-functional implementation team to assess the impact of ASU 2014-09 on our revenue contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of this update.  While we continue to assess all potential impacts of this update, we currently believe that the most significant impact relates to the deferral of contract acquisition costs, which is currently expensed as incurred, however under ASU 2014-09 will generally be capitalized and amortized over the contract performance period.  Initially, we anticipated adopting this update using the full retrospective method to restate each prior reporting period presented, however, after further assessment of the impacts to our current systems, processes and internal controls as well as the transition methods allowed, we have determined that adopting this update using the modified retrospective method is more appropriate.

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

At the effective time of the Merger each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the Merger converted into and became the right to receive 0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the Merger, the total value of the consideration to be exchanged was $431.0 million, exclusive of debt of approximately $919.3 million.  On the date of the Merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders and we assumed approximately 2,615,153 outstanding warrants, each eligible to purchase one share of the Company’s common stock at an exercise price of $66.86 per share, subject to adjustment in accordance with the warrant agreement, and exercisable any time on or prior to January 24, 2018.

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

The preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

(In thousands)
Cash and cash equivalents	$56,980
Accounts receivable	62,805
Other current assets	22,171
Assets held for sale	21,417
Property, plant and equipment	1,045,471
Intangible assets	303,080
Other long-term assets	2,685
Total assets acquired	1,514,609

Current liabilities	123,194
Liabilities held for sale	1,016
Pension and other post-retirement obligations	222,162
Deferred income taxes	89,137
Other long-term liabilities	14,190
Total liabilities assumed	449,699
Net fair value of assets acquired	1,064,910
Goodwill	285,408
Total consideration transferred	$1,350,318

The fair values of the assets acquired and liabilities assumed are based on a preliminary valuation, which is subject to change within the measurement period.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment and such changes could be material.  We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment, intangible assets, pension and other post-retirement obligations and deferred income taxes.  Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy and the synergies expected to be realized from the acquisition.  Amortization of goodwill is not deductible for income tax purposes.

Based on the preliminary valuation analysis, the identifiable intangible assets acquired consisted of customer relationships of $300.2 million, tradenames of $1.1 million and non-compete agreements of $1.8 million.  The identifiable intangible assets are amortized using the straight-line method over their preliminary estimated useful lives, which is seven to eleven years for customer relationships depending on the nature of the customer, six months for tradenames and one year for non-compete agreements.

As discussed in the “Divestures” section below, we have committed to a formal plan to sell certain assets of FairPoint and these assets have been classified as held for sale at the acquisition date.  In connection with the classification as assets held for sale at the acquisition date, the carrying value of these assets was recorded at their estimated fair value of approximately $20.4 million, which was determined based on the estimated selling price less costs to sell.

The results of operations of FairPoint have been reported in our condensed consolidated financial statements as of the effective date of the acquisition.  For the quarter ended September 30, 2017, FairPoint contributed operating revenues of $198.0 million and a net loss of $2.9 million, which included $10.2 million in acquisition related costs.  Upon closing of the FairPoint acquisition or shortly thereafter, various triggering events occurred which resulted in the payment of various change in control payments and other contingent payments to certain FairPoint employees.  The estimated cash payments under these agreements will be approximately $9.8 million of which $8.7 million was recognized during the quarter ended September 30, 2017 and $0.5 million is expected to be paid during the quarter ended December 31, 2017 with the remainder due in 2018 and 2019.

Unaudited Pro Forma Results

The following unaudited pro forma information presents our results of operations as if the acquisition of FairPoint occurred on January 1, 2016.  The adjustments to arrive at the pro forma information below included adjustments for depreciation and amortization on the acquired tangible and intangible assets acquired, interest expense on the debt incurred to finance the acquisition and to repay certain existing indebtedness of FairPoint, and the exclusion of certain acquisition related costs.  Shares used to calculate the basic and diluted earnings per share were adjusted to reflect the additional shares of common stock issued to fund the acquisition.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited; in thousands, except per share amounts)	2017	2016	2017	2016
Operating revenues	$363,329	$398,682	$1,104,260	$1,187,772
Income from operations	$18,975	$91,946	$48,688	$232,698
Net income (loss)	$(628)	$42,455	$(10,576)	$94,279
Less: net income attributable to noncontrolling interest	54	77	136	211
Net income (loss) attributable to common stockholders	$(682)	$42,378	$(10,712)	$94,068

Net income (loss) per common share-basic and diluted	$(0.01)	$0.60	$(0.15)	$1.34

Transaction costs related to the acquisition of FairPoint were $27.0 million and $30.2 million during the quarter and nine months ended September 30, 2017, respectively, which are included in acquisition and other transaction costs in the condensed consolidated statements of operations.  These costs are considered to be non-recurring in nature and therefore pro forma adjustments have been made to exclude these costs from the pro forma results of operations.

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

Divestitures

In August 2017, we committed to a formal plan to sell certain assets of FairPoint.  Accordingly, the net assets have been classified as held for sale in the condensed consolidated balance sheet.  The expected sale of these assets has not been reported as discontinued operations in the condensed consolidated statements of operations as the annual revenues of these operations is less than 1% of the consolidated operating revenues.  The estimated fair value of the net assets held for sale was determined based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy at September 30, 2017.

The classes of assets and liabilities to be sold and classified as held for sale consisted of the following:

(In thousands)
Current assets	$235
Property, plant and equipment	4,342
Goodwill	16,829
Total assets	$21,406

Current liabilities	$773
Deferred taxes	302
Total liabilities	$1,075

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

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of our non-core, rural ILEC business located in northwest Iowa, Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC provides telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  In connection with the sale, during the quarter and nine months ended September 30, 2016, we recognized a loss of $0.3 million and $0.9 million, respectively, which is included in other, net in the condensed consolidated statement of operations.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the nine months ended September 30, 2016 to reflect the tax impact of the divestiture.  See Note 10 for additional income tax related information regarding this transaction.

3.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for each class of common stock and participating securities considering dividends declared and participation rights in undistributed earnings.  The Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends during the vesting term.  With the acquisition of FairPoint in 2017, we assumed approximately 2,615,153 warrants outstanding, each eligible to purchase one share of the Company’s common stock at an exercise price of $66.86 per share.

The potentially dilutive impact of the Company’s restricted stock awards and warrants is determined using the treasury stock method.  Under the treasury stock method, if the average market price during the period exceeds the exercise price, these instruments are treated as if they had been exercised with the proceeds of exercise used to repurchase common stock at the average market price during the period.  Any incremental difference between the assumed number of shares issued and repurchased is included in the diluted share computation.

Potentially dilutive shares exclude warrants in accordance with the treasury stock method primarily due to the exercise price exceeding the average market price during the period.  Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period.  Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$(28,394)	$7,089	$(34,725)	$15,148
Less: net income attributable to noncontrolling interest	54	77	136	211
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(28,448)	7,012	(34,861)	14,937
Less: earnings allocated to participating securities	127	131	291	393
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(28,575)	$6,881	$(35,152)	$14,544

Weighted-average number of common shares outstanding	69,830	50,294	56,955	50,292

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.41)	$0.14	$(0.62)	$0.29

Diluted EPS attributable to common shareholders for each of the quarters ended September 30, 2017 and 2016 excludes 0.4 million potential common shares that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.  For each of the nine months ended September 30, 2017 and 2016, diluted EPS attributable to common shareholders exclude 0.3 million potential common shares that could be issued under our share-based compensation plan.

4.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Cash surrender value of life insurance policies	$2,229	$2,156
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	9,105	8,138
Other	318	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,439	17,160
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,172	6,540
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,605	27,627
Totals	$108,268	$106,221

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate the fair value of these investments.  No factors of impairment existed for any of the investments during the quarters or nine months ended September 30, 2017 or 2016.  For the quarters ended September 30, 2017 and 2016, we received cash distributions from these partnerships totaling $4.3 million and $3.1 million, respectively. For each of the nine months ended September 30, 2017 and 2016, we received cash distributions from these partnerships totaling $9.6 million.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended September 30, 2017 and 2016, we received cash distributions from these partnerships totaling $4.3 million and $5.5 million, respectively. For the nine months ended September 30, 2017 and 2016, we received cash distributions from these partnerships totaling $12.4 million and $13.6 million, respectively.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Total revenues	$78,783	$83,149	$248,615	$247,691
Income from operations	23,436	24,690	69,243	77,083
Net income before taxes	23,069	24,295	68,111	75,880
Net income	23,069	24,295	68,111	75,880

	September 30,	December 31,
(In thousands)	2017	2016
Current assets	$69,991	$64,083
Non-current assets	94,387	89,651
Current liabilities	25,186	21,985
Non-current liabilities	50,972	51,836
Partnership equity	88,220	79,913

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

Our interest rate swap agreements measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 were as follows:

		As of September 30, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$390	$-	$390	$-
Current interest rate swap liabilities	(668)	-	(668)	-
Long-term interest rate swap liabilities	(5,371)	-	(5,371)	-
Total	$(5,649)	$-	$(5,649)	$-

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$398	$-	$398	$-
Current interest rate swap liabilities	(453)	-	(453)	-
Long-term interest rate swap liabilities	(216)	-	(216)	-
Total	$(271)	$-	$(271)	$-

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017		As of December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$52,216	n/a	$51,327	n/a
Investments, at cost	$53,823	n/a	$52,738	n/a
Long-term debt, excluding capital leases	$2,331,493	$2,264,771	$1,388,786	$1,390,773

Cost & Equity Method Investments

Our investments as of September 30, 2017 and December 31, 2016 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Senior secured credit facility:
Term loans, net of discounts of $8,676 and $4,662 at September 30, 2017 and December 31, 2016, respectively	$1,817,324	$893,088
Revolving loan	18,000	—
6.50% Senior notes due 2022, net of discount of $3,831 and $4,302 at September 30, 2017 and December 31, 2016, respectively	496,169	495,698
Capital leases	23,313	16,857
	2,354,806	1,405,643
Less: current portion of long-term debt and capital leases	(28,824)	(14,922)
Less: deferred debt issuance costs	(14,735)	(13,967)
Total long-term debt	$2,311,247	$1,376,754

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (as amended, the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility, an initial term loan in the aggregate amount of $900.0 million (the “Initial Term Loan”) and an incremental term loan in the aggregate amount of $935.0 million (the “Incremental Term Loan”), collectively (the “Term Loans”). The Incremental Term Loan was issued on July 3, 2017 upon completion of the FairPoint Merger, as described below.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.  As a result of the Merger, certain of the FairPoint subsidiaries acquired in the Merger (the “FairPoint Guarantors”) were required to guarantee certain obligations under the Credit Agreement and to pledge as collateral all assets and property.

The Initial Term Loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are not repaid in full or redeemed in full on or prior to March 31, 2022.  The Initial Term Loan contains an original issuance discount of 0.25% or $2.3 million, which is being amortized over the term of the loan.  The Initial Term Loan requires quarterly principal payments of $2.25 million and has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR“) subject to a 1.00% LIBOR floor.

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement and on December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement, pursuant to which a syndicate of lenders agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement, subject to the satisfaction of certain conditions.  The Incremental Term Loan was made pursuant to the Incremental Facility set forth in the Credit Agreement.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Initial Term Loan and are being amortized over the term of the debt as interest expense. Ticking fees accrued on the incremental term loan commitments from January 15, 2017 through the July 3, 2017 Merger closing date at a rate of 3.00% plus LIBOR subject to a 1.00% LIBOR floor and became due and payable on the closing date.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and were amortized to interest expense over the term of the commitment period through July 2017.

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The Incremental Term Loan included an original issue discount of 0.50% and has the same maturity date and interest rate as the Initial Term Loan.  The Incremental Term Loan requires quarterly principal payments of $2.34 million beginning in December 2017.

In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint be deemed to be letters of credit under the Credit Agreement.

Our revolving credit facility has a maturity date of October 5, 2021 and has an interest rate, at the election of the Company, of (i) a margin between 2.50% and 3.25% plus LIBOR or (ii) a margin between 1.50% and 2.25% plus the alternate base rate, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of September 30, 2017, the borrowing margin for the three month period ending December 31, 2017 will be at a weighted-average margin of 3.00%  for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2017, borrowings of $18.0 million were outstanding under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2016.  Stand-by letters of credit of $19.1 million were outstanding under our revolving credit facility as of September 30, 2017.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2017, $72.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% and 4.00% as of September 30, 2017 and December 31, 2016, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of September 30, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of September 30, 2017, and including the $27.4 million dividend paid on November 1, 2017, we had $257.0 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of September 30, 2017, our total net leverage ratio under the Credit Agreement was 3.98:1.00, and our interest coverage ratio was 6.67:1.00.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of September 30, 2017, this ratio was 3.82:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $406.1 million have been paid since May 30, 2012, including the quarterly dividend declared in August 2017 and paid on November 1, 2017, there was $799.5 million of the $1,205.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of September 30, 2017.  As of September 30, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2017 and 2022.  As of September 30, 2017, the present value of the minimum remaining lease commitments was approximately $23.3 million, of which $10.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of $25.2 million as of September 30, 2017, of which $3.0 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of September 30, 2017:

	Notional
(In thousands)	Amount	2017 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other assets	$390
Fixed to 1-month floating LIBOR (with floor)	$600,000	Accrued expense	(668)
Series of forward starting fixed to 1-month floating LIBOR (with floor)	$2,010,000	Other long-term liabilities	(5,371)
Total Fair Values			$(5,649)

The following interest rate swaps were outstanding as of December 31, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other assets	$398
Fixed to 1-month floating LIBOR (with floor)	$100,000	Accrued expense	(453)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(216)
Total Fair Values			$(271)

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

In conjunction with the refinancing of our Credit Agreement in October 2016 as discussed in Note 6, the interest rate swaps outstanding at that time were simultaneously de-designated and re-designated as cash flow hedges of future anticipated interest payments associated with our variable rate debt.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining terms of the respective interest rate swap agreements.  The interest rate swap agreements mature on various dates through September 2019.

As of September 30, 2017 and December 31, 2016, the total pre-tax deferred loss related to our interest rate swap agreements included in AOCI was $3.8 million and $0.2 million, respectively.  The estimated amount of losses included in AOCI as of September 30, 2017 that will be recognized in earnings in the next twelve months is approximately $2.4 million.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Unrealized loss recognized in AOCI, pretax	$(528)	$5	$(4,658)	$(968)
Deferred losses reclassified from AOCI to interest expense	$(369)	$(259)	$(1,098)	$(758)
Gain (loss) recognized in interest expense from ineffectiveness	$269	$—	$(1,031)	$—

8.  EQUITY

Share-Based Compensation

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Restricted stock	$585	$516	$1,549	$1,588
Performance shares	304	346	770	1,078
Total	$889	$862	$2,319	$2,666

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2017, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $5.1 million and will be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2017:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2017	93,662	$22.34	109,160	$20.12
Shares granted	124,100	$23.12	36,982	$23.27
Shares vested	(4,708)	$22.30	—	$—
Shares forfeited, cancelled or retired	(4,384)	$22.47	(3,507)	$20.68
Non-vested shares outstanding - September 30, 2017	208,670	$22.80	142,635	$20.92

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2017:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2016	$(47,150)	$(127)	$(47,277)
Other comprehensive income before reclassifications	(814)	(2,829)	(3,643)
Amounts reclassified from accumulated other comprehensive loss	2,400	667	3,067
Net current period other comprehensive income	1,586	(2,162)	(576)
Balance at September 30, 2017	$(45,564)	$(2,289)	$(47,853)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2017	2016	2017	2016	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$192	$245	$645	$734	(a)
Actuarial loss	(1,325)	(1,356)	(4,625)	(4,067)	(a)
	(1,133)	(1,111)	(3,980)	(3,333)	Total before tax
	466	432	1,580	1,297	Tax benefit
	$(667)	$(679)	$(2,400)	$(2,036)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(369)	$(259)	$(1,098)	$(758)	Interest expense
	151	100	431	292	Tax benefit
	$(218)	$(159)	$(667)	$(466)	Net of tax

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

As part of our acquisition of FairPoint, we assumed sponsorship of its two non-contributory qualified defined benefit pension plans (together, the “Qualified Pension Plan”). The Qualified Pension Plan for certain non-management employees under collective bargaining agreements is closed to new participants and benefits have previously been frozen. For existing participants, benefit accruals are capped at 30 years of total credited service.  The Qualified Pension Plan for certain management employees has previously been frozen and all future benefit accruals for existing participants have ceased.

We also have two non-qualified supplemental retirement plans (the “Supplemental Plans” and, together with the Retirement Plan and the Qualified Pension Plan, the “Pension Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction of the amount that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans have previously been frozen so that no person is eligible to become a new participant.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$1,447	$86	$1,608	$258
Interest cost	7,332	4,072	14,512	12,218
Expected return on plan assets	(9,251)	(5,159)	(19,209)	(15,477)
Net amortization loss	1,368	1,356	4,755	4,067
Net prior service credit amortization	(61)	(114)	(254)	(343)
Curtailment gain	—	—	(1,337)	—
Net periodic pension (benefit) cost	$835	$241	$75	$723

In May 2017, the Retirement Plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements effective as of June 30, 2017. As a result of this amendment, we recognized a pre-tax curtailment gain of $1.3 million as a component of net periodic pension cost during the nine-month period ended September 30, 2017.

The weighted-average assumptions used to determine net periodic pension benefit cost for the Pension Plans were as follows:

Discount rate	4.01%
Expected long-term rate of return on plan assets	7.23%

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for each of the nine-month periods ended September 30, 2017 and 2016, respectively.  No payments were made during the quarters ended September 30, 2017 and 2016. The net present value of the remaining obligations was approximately $1.8 million and $2.0 million as of September 30, 2017 and December 31, 2016, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income in the nine-month period ended September 30, 2016.  We did not recognize any life insurance proceeds during the quarter and nine-month period ended September 30, 2017.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.2 million as of each of September 30, 2017 and December 31, 2016.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

In connection with the acquisition of FairPoint, we have acquired its post-retirement benefit plan as of the date of acquisition. The post-retirement benefit plan provides medical, dental and life insurance benefits to certain eligible employees and in some instances, to their spouses and families. The post-retirement benefit plan is unfunded and the Company funds the benefits that are paid.

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$126	$151	$373	$451
Interest cost	1,121	505	1,912	1,515
Expected return on plan assets	(28)	(37)	(85)	(111)
Net amortization gain	(43)	—	(130)	—
Net prior service credit amortization	(131)	(131)	(391)	(391)
Net periodic post-retirement benefit cost	$1,045	$488	$1,679	$1,464

A weighted-average discount rate of 3.94% was used to determine the net periodic cost for the post-retirement plans.

Contributions

We expect to contribute approximately $13.2 million to our Pension Plans and $6.6 million to our Post-retirement Plans in 2017.  As of September 30, 2017, we have contributed $7.6 million and $4.2 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

Due to the acquisition of FairPoint on July 3, 2017, we recognized an increase in unrecognized tax benefits of $4.0 million, which were recorded as a reduction of the Company’s federal and state NOL carryforwards. As of September 30, 2017 and December 31, 2016, our total unrecognized tax benefits were $4.0 million and $0.1 million, respectively. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $3.8 million as of September 30, 2017 and less than $0.1 million as of December 31, 2016. In addition, during the nine months ended September 30, 2017, we recorded a decrease of $0.1 million to our unrecognized tax benefits, which reduced our tax expense by less than $0.1 million due to reductions for tax positions in prior years. We do not expect any material change in our unrecognized tax benefits during the remainder of 2017.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2017, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2014 through 2016. The periods subject to examination for our state returns are years 2012 through 2016. In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those prior years are utilized in the future.  We are currently under examination by a state taxing authority.  We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 18.1% and 41.3% for the quarters ended September 30, 2017 and 2016, respectively and 22.1% and 59.5% for the nine-month periods ended September 30, 2017 and 2016, respectively.  The acquisition of FairPoint on

July 3, 2017 resulted in changes to our unitary state filings and correspondingly the Company’s state deferred income taxes.  These changes resulted in a net increase of $5.2 million to our net state deferred tax liabilities and a corresponding increase to our state tax provision.  The Company also incurred non-deductible expenses in relation to the acquisition that resulted in an increase to our tax provision of $2.3 million.  We recognized these in the quarter ended September 30, 2017. In addition, the Company recorded a number of purchase accounting entries related to the FairPoint deferred tax balances as of the acquisition date.  These included release of a portion of the valuation allowances, state deferred tax rate changes and nondeductible transaction expenses. On September 1, 2016, we completed the sale of all the issued and outstanding stock of CCIC in a taxable transaction.  As a result, we recorded an increase to our current tax expense of $7.2 million to reflect the tax impact of the transaction during the nine months ended September 30, 2016. In addition, for the quarter and nine-month periods ended September 30, 2017 and 2016, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. Exclusive of these adjustments, our effective tax rate would have been approximately 42.2% and 39.2% for the quarters ended September 30, 2017 and 2016, respectively and 39.4% and 38.8% for the nine-month periods ended September 30, 2017 and 2016, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

FairPoint

On March 3, 2017, an alleged class action complaint was filed by a purported stockholder of the Company in the Court of Chancery of the State of Delaware ( the “Court”) captioned Vento v. Currey, et al. (Case No. 2017-0157) against the members of the Company’s board of directors ( the “Delaware Action”).  The lawsuit is related to our Merger Agreement with FairPoint.  Among other things, the lawsuit alleged that the members of the Company’s board of directors breached their fiduciary duties in connection with soliciting approval of the Company’s stockholders of the issuance of the Company’s common stock to stockholders of FairPoint in the Merger contemplated by the Merger Agreement (the “Stockholder Vote”) because Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on February 24, 2017 failed to disclose allegedly material information relating to the retention, compensation and financial incentives of a financial advisor to the Company in connection with the proposed Merger.  The plaintiff sought, among other relief, to enjoin the Stockholder Vote.  On March 14, 2017, the plaintiff filed a motion for preliminary injunction to enjoin the Stockholder Vote until such time as certain information concerning the financial interests of the Company’s financial advisor in the proposed Merger were fully disclosed.  On March 22, 2017, the Court issued a letter decision stating that it would preliminarily enjoin the Stockholder Vote (the “Injunction”) until five days after such time as the Company had supplemented its disclosures to include a clear and direct explanation of the amount of financing-related fees that the Company’s financial advisor, Morgan Stanley & Co. LLC, or any of its affiliates stands to receive in connection with the Merger if the Merger is consummated.  In response to the Injunction, in order to provide a clear and direct explanation of the amount of financing-related fees that Morgan Stanley & Co. LLC or any of its affiliates stands to receive in connection with the Merger, and to provide additional information to its stockholders, the Company supplemented the Joint Proxy Statement/Prospectus filed in connection with the Merger Agreement as described in the Company’s Current Report on Form 8-K filed on March 22, 2017 at a time and in a manner that would not cause any delay of the special meeting of the Company’s stockholders, which was scheduled to be held on March 28, 2017, or the Merger.  Subsequently on March 22, 2017, the Court entered an order that, among other things, vacated the Injunction, dismissed the Delaware Action as moot, and allowed the special meeting of the Company’s stockholders, which was held on March 28, 2017, to proceed as scheduled.  The Court retained jurisdiction solely for the purpose of determining the plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses.  At a special meeting of the Company’s stockholders, the issuance of the Company’s common stock to stockholders of FairPoint in the Merger received the affirmative vote of approximately 98% of the shares voted.  The Merger closed on July 3, 2017.  Following the Stockholder Vote and through the closing of the Merger, the parties, through their respective counsel, engaged in arm’s length negotiations to resolve plaintiff’s counsel’s claim for an award of attorneys’ fees and expenses for a payment of $0.345 million to plaintiff’s counsel by the Company, which payment has not been approved or ruled upon by the Court.  The Delaware Action is now closed.

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against certain entities of the Company including FairPoint, and many other Local Exchange Carriers (collectively, “LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from these LECs through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $4.8 million and cover periods dating back as far as 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “U.S. District Court”).  On November 17, 2015, the U.S. District Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November 2015 Order”).  The November 2015 Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed amended complaints and on June 30, 2016, the LEC defendants named in such complaints filed, among other things, a Joint Motion to Dismiss them, which the U.S. District Court granted on May 3, 2017.

Relatedly, in 2016, numerous LECs across the country, including a number of our LEC entities and FairPoint, filed complaints in various U.S. district courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November 2015 Order held could be assessed by LECs.  The total amount of the Company’s LEC entities including FairPoint, seek from Level 3 in this proceeding is at least approximately $1.6 million, excluding late payment charges/penalties and attorneys’ fees.  These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the U.S. District Court.  Level 3 filed a Motion to Dismiss these complaints that, in part, repeated arguments the November 2015 Order rejected.  On March 22, 2017, the U.S. District Court denied Level 3’s Motion to Dismiss (“March 2017 Order”).

On June 1, 2017, the U.S. District Court adopted a scheduling order in the consolidated cases that established deadlines on how the claims at issue (“intraMTA claims”) would be addressed in upcoming aspects of the proceeding.    Once the proceeding before the U.S. District Court on the intraMTA claims becomes final, including resolution of any related counterclaims, Sprint, Verizon, and Level 3 are expected to appeal the U.S. District Court’s November 2015 and March 2017 Orders.  Absent a decision by an appellate court that overturns these Orders, it could be difficult for Sprint or Verizon to succeed on its claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have a material adverse impact on our financial results or cash flows.

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

For our CCES and CCPA subsidiaries, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013, including interest, is approximately $4.2 million and $5.0 million, respectively.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of the cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipts tax.  In June 2016, we filed appeals with the Pennsylvania Commonwealth Court for the audits in calendar years 2008 through 2013, captioned as Consolidated Communications Enterprise Services, Inc. v. Commonwealth of Pennsylvania, Nos. 400 through 411 FR 2016 and Consolidated Communications of Pennsylvania Company, LLC v. Commonwealth of Pennsylvania, Nos. 422 through 432 FR 2016.  These appeals are presently in the fact development stage, with further joint status reports to be filed with the Commonwealth Court in December 2017.

In October and December 2016, CCPA and CCES received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2014 tax year.  The total additional tax liability calculated by the DOR auditors for CCPA and CCES for 2014, including interest, is approximately $0.7 million and $0.9 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals in January 2017 for CCPA and in March 2017 for CCES, contesting these audit assessments.  By Interlocutory Orders issued in April 2017, the Board stayed the matters pending final action of the Commonwealth Court in litigation involving the same issues related to CCPA’s and CCES’s 2008 through 2013 tax periods.

In May and September 2017, CCES and CCPA received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2015 tax year.  The total additional tax liability calculated by the DOR auditors for CCES and CCPA for 2015, including interest, is approximately $0.7 million for each subsidiary.  We filed Petitions for Reassessment with the DOR’s Board of Appeals in May 2017 for CCES, contesting these audit assessments.  By Interlocutory Orders issued in August 2017, the Board stayed the CCES matters pending final action of the Commonwealth Court in litigation involving the same issues related to CCES’s 2008 through 2013 tax periods.  We expect to appeal the audit assessments for CCPA in November 2017 and to request that the appeals be stayed pending final action of the Commonwealth Court in litigation involving the same issues related to CCPA’s 2008 through 2013 tax periods.

In May 2017, we entered into an agreement to guarantee any potential liability to the DOR up to $5.0 million.  However, we believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the calendar years 2008 through 2015, for which we have filed appeals, continue to lack merit.  Nevertheless, in light of the Supreme Court of Pennsylvania’s Verizon Pennsylvania decision, we have accrued $1.6 million and $1.4 million, including interest, for our CCES and CCPA subsidiaries, respectively.  These accruals also include the Company’s best estimate of the potential 2016 and 2017 additional tax liabilities.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016 condensed consolidating statements of operations for the quarters and nine-month periods ended September 30, 2017 and 2016 and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2017 and 2016 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	September 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,797	$5,516	$1	$—	$23,314
Accounts receivable, net	—	—	113,503	7,429	(88)	120,844
Income taxes receivable	15,540	19,584	—	—	(11,630)	23,494
Prepaid expenses and other current assets	—	—	33,703	149	—	33,852
Assets held for sale	—	—	—	21,406	—	21,406
Total current assets	15,540	37,381	152,722	28,985	(11,718)	222,910

Property, plant and equipment, net	—	—	1,999,252	59,166	—	2,058,418

Intangibles and other assets:
Investments	—	8,495	99,773	—	—	108,268
Investments in subsidiaries	3,532,114	2,039,240	35,134	—	(5,606,488)	—
Goodwill	—	—	976,104	66,181	—	1,042,285
Other intangible assets	—	—	309,400	9,087	—	318,487
Advances due to/from affiliates, net	—	2,428,154	532,377	98,964	(3,059,495)	—
Deferred income taxes	35,770	392	—	—	(36,162)	—
Other assets	—	440	10,379	38	—	10,857
Total assets	$3,583,424	$4,514,102	$4,115,141	$262,421	$(8,713,863)	$3,761,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$14,154	$—	$—	$14,154
Advance billings and customer deposits	—	—	43,602	1,484	—	45,086
Dividends payable	27,440	—	—	—	—	27,440
Accrued compensation	—	—	42,296	1,181	—	43,477
Accrued interest	—	16,684	499	—	—	17,183
Accrued expense	277	756	74,017	710	(88)	75,672
Income tax payable	—	—	5,937	5,693	(11,630)	—
Current portion of long term debt and capital lease obligations	—	18,351	10,269	204	—	28,824
Liabilities held for sale	—	—	—	1,075	—	1,075
Total current liabilities	27,717	35,791	190,774	10,347	(11,718)	252,911

Long-term debt and capital lease obligations	—	2,298,409	12,392	446	—	2,311,247
Advances due to/from affiliates, net	3,059,495	—	—	—	(3,059,495)	—
Deferred income taxes	—	—	328,621	28,896	(36,162)	321,355
Pension and postretirement benefit obligations	—	—	321,133	18,934	—	340,067
Other long-term liabilities	—	5,371	27,564	1,061	—	33,996
Total liabilities	3,087,212	2,339,571	880,484	59,684	(3,107,375)	3,259,576
Shareholders’ equity:
Common Stock	708	—	17,411	30,000	(47,411)	708
Other shareholders’ equity	495,504	2,174,531	3,211,809	172,737	(5,559,077)	495,504
Total Consolidated Communications Holdings, Inc. shareholders’ equity	496,212	2,174,531	3,229,220	202,737	(5,606,488)	496,212
Noncontrolling interest	—	—	5,437	—	—	5,437
Total shareholders’ equity	496,212	2,174,531	3,234,657	202,737	(5,606,488)	501,649
Total liabilities and shareholders’ equity	$3,583,424	$4,514,102	$4,115,141	$262,421	$(8,713,863)	$3,761,225

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,064	$13	$—	$—	$27,077
Accounts receivable, net	—	—	48,911	7,347	(42)	56,216
Income taxes receivable	20,756	—	885	(25)	—	21,616
Prepaid expenses and other current assets	—	12,856	15,310	126	—	28,292
Total current assets	20,756	39,920	65,119	7,448	(42)	133,201

Property, plant and equipment, net	—	—	999,416	55,770	—	1,055,186

Intangibles and other assets:
Investments	—	8,338	97,883	—	—	106,221
Investments in subsidiaries	2,192,556	2,019,692	14,279	—	(4,226,527)	—
Goodwill	—	—	690,696	66,181	—	756,877
Other intangible assets	—	—	22,525	9,087	—	31,612
Advances due to/from affiliates, net	—	1,524,906	427,720	87,171	(2,039,797)	—
Deferred income taxes	17,150	—	—	—	(17,150)	—
Other assets	—	1,562	8,058	41	—	9,661
Total assets	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,766	$—	$—	$6,766
Advance billings and customer deposits	—	—	24,981	1,457	—	26,438
Dividends payable	19,605	—	—	—	—	19,605
Accrued compensation	—	—	16,002	969	—	16,971
Accrued interest	—	10,824	436	—	—	11,260
Accrued expense	36	15,057	38,192	880	(42)	54,123
Current portion of long term debt and capital lease obligations	—	9,000	5,735	187	—	14,922
Total current liabilities	19,641	34,881	92,112	3,493	(42)	150,085

Long-term debt and capital lease obligations	—	1,365,820	10,332	602	—	1,376,754
Advances due to/from affiliates, net	2,039,797	—	—	—	(2,039,797)	—
Deferred income taxes	—	984	232,668	27,796	(17,150)	244,298
Pension and postretirement benefit obligations	—	—	109,185	21,608	—	130,793
Other long-term liabilities	70	216	13,807	480	—	14,573
Total liabilities	2,059,508	1,401,901	458,104	53,979	(2,056,989)	1,916,503
Shareholders’ equity:
Common Stock	506	—	17,411	30,000	(47,411)	506
Other shareholders’ equity	170,448	2,192,517	1,844,880	141,719	(4,179,116)	170,448
Total Consolidated Communications Holdings, Inc. shareholders’ equity	170,954	2,192,517	1,862,291	171,719	(4,226,527)	170,954
Noncontrolling interest	—	—	5,301	—	—	5,301
Total shareholders’ equity	170,954	2,192,517	1,867,592	171,719	(4,226,527)	176,255
Total liabilities and shareholders’ equity	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended September 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$351,693	$14,806	$(3,170)	$363,329
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	145,337	3,047	(3,061)	145,323
Selling, general and administrative expenses	552	20	90,435	3,561	(109)	94,459
Acquisition and other transaction costs	27,139	—	—	—	—	27,139
Depreciation and amortization	—	—	101,779	2,627	—	104,406
Operating income (loss)	(27,691)	(20)	14,142	5,571	—	(7,998)
Other income (expense):
Interest expense, net of interest income	—	(36,041)	(317)	51	—	(36,307)
Intercompany interest income (expense)	—	14,728	(14,706)	(22)	—	—
Investment income	—	—	9,594	—	—	9,594
Equity in earnings of subsidiaries, net	(7,137)	(2,975)	727	—	9,385	—
Other, net	—	—	28	—	—	28
Income (loss) before income taxes	(34,828)	(24,308)	9,468	5,600	9,385	(34,683)
Income tax expense (benefit)	(6,380)	(9,905)	6,622	3,374	—	(6,289)
Net income (loss)	(28,448)	(14,403)	2,846	2,226	9,385	(28,394)
Less: net income attributable to noncontrolling interest	—	—	54	—	—	54
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(28,448)	$(14,403)	$2,792	$2,226	$9,385	$(28,448)

Total comprehensive income (loss) attributable to common shareholders	$(27,848)	$(13,803)	$3,335	$2,350	$8,118	$(27,848)

	Quarter Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(9)	$180,284	$14,560	$(3,294)	$191,541
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	86,403	2,429	(3,186)	85,646
Selling, general and administrative expenses	995	—	35,810	3,220	(108)	39,917
Acquisition and other transaction costs	18	—	—	—	—	18
Depreciation and amortization	—	—	40,837	2,387	—	43,224
Operating income (loss)	(1,013)	(9)	17,234	6,524	—	22,736
Other income (expense):
Interest expense, net of interest income	—	(19,048)	(68)	41	—	(19,075)
Intercompany interest income (expense)	—	14,727	(14,711)	(16)	—	—
Investment income	—	—	8,735	—	—	8,735
Equity in earnings of subsidiaries, net	9,678	11,858	204	—	(21,740)	—
Other, net	—	(257)	(60)	1	—	(316)
Income (loss) before income taxes	8,665	7,271	11,334	6,550	(21,740)	12,080
Income tax expense (benefit)	1,653	(2,407)	3,625	2,120	—	4,991
Net income (loss)	7,012	9,678	7,709	4,430	(21,740)	7,089
Less: net income attributable to noncontrolling interest	—	—	77	—	—	77
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$7,012	$9,678	$7,632	$4,430	$(21,740)	$7,012

Total comprehensive income (loss) attributable to common shareholders	$7,853	$10,519	$8,178	$4,563	$(23,260)	$7,853

	Nine Months Ended September 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$669,597	$43,161	$(9,544)	$703,214
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	288,210	8,097	(9,217)	287,090
Selling, general and administrative expenses	1,815	30	154,992	9,700	(327)	166,210
Acquisition and other transaction costs	30,663	—	—	—	—	30,663
Depreciation and amortization	—	—	179,338	7,746	—	187,084
Operating income (loss)	(32,478)	(30)	47,057	17,618	—	32,167
Other income (expense):
Interest expense, net of interest income	6	(99,232)	(767)	97	—	(99,896)
Intercompany interest income (expense)	—	44,182	(44,121)	(61)	—	—
Investment income	—	157	22,911	—	—	23,068
Equity in earnings of subsidiaries, net	(10,182)	17,931	949	—	(8,698)	—
Other, net	—	3	82	(11)	—	74
Income (loss) before income taxes	(42,654)	(36,989)	26,111	17,643	(8,698)	(44,587)
Income tax expense (benefit)	(7,793)	(19,541)	10,643	6,829	—	(9,862)
Net income (loss)	(34,861)	(17,448)	15,468	10,814	(8,698)	(34,725)
Less: net income attributable to noncontrolling interest	—	—	136	—	—	136
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(34,861)	$(17,448)	$15,332	$10,814	$(8,698)	$(34,861)

Total comprehensive income (loss) attributable to common shareholders	$(35,437)	$(18,024)	$16,620	$11,112	$(9,708)	$(35,437)

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(15)	$532,785	$44,344	$(9,856)	$567,258
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	246,856	8,806	(9,533)	246,129
Selling, general and administrative expenses	2,967	7	108,032	8,715	(323)	119,398
Acquisition and other transaction costs	266	—	—	—	—	266
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	123,914	6,941	—	130,855
Operating income (loss)	(3,233)	(22)	53,373	19,882	—	70,000
Other income (expense):
Interest expense, net of interest income	46	(56,446)	(476)	49	—	(56,827)
Intercompany interest income (expense)	(63,773)	82,375	(20,116)	1,514	—	—
Investment income	—	166	24,470	—	—	24,636
Equity in earnings of subsidiaries, net	59,840	50,073	565	—	(110,478)	—
Other, net	—	(257)	(100)	(17)	—	(374)
Income (loss) before income taxes	(7,120)	75,889	57,716	21,428	(110,478)	37,435
Income tax expense (benefit)	(22,057)	16,049	20,826	7,469	—	22,287
Net income (loss)	14,937	59,840	36,890	13,959	(110,478)	15,148
Less: net income attributable to noncontrolling interest	—	—	211	—	—	211
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$14,937	$59,840	$36,679	$13,959	$(110,478)	$14,937

Total comprehensive income (loss) attributable to common shareholders	$16,844	$61,747	$38,316	$14,358	$(114,421)	$16,844

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,187)	$(30,870)	$157,051	$22,230	$125,224

Cash flows from investing activities:
Business acquisition, net of cash acquired	(862,385)	—	—	—	(862,385)
Purchases of property, plant and equipment	—	—	(108,816)	(10,473)	(119,289)
Proceeds from sale of assets	—	—	269	27	296
Net cash provided by (used in) investing activities	(862,385)	—	(108,547)	(10,446)	(981,378)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,031,325	—	—	1,031,325
Payment of capital lease obligation	—		(5,224)	(139)	(5,363)
Payment on long-term debt	—	(89,750)	—	—	(89,750)
Payment of financing costs	—	(16,732)	—	—	(16,732)
Share repurchases for minimum tax withholding	(41)	—	—	—	(41)
Dividends on common stock	(66,698)	—	—	—	(66,698)
Transactions with affiliates, net	952,661	(903,240)	(37,777)	(11,644)	—
Other	(350)	—	—	—	(350)
Net cash provided by (used in) financing activities	885,572	21,603	(43,001)	(11,783)	852,391
Increase (decrease) in cash and cash equivalents	—	(9,267)	5,503	1	(3,763)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$17,797	$5,516	$1	$23,314

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(74,807)	$36,606	$184,604	$27,188	$173,591

Cash flows from investing activities:
Business acquisition, net of cash acquired	(13,422)	—	—	—	(13,422)
Purchases of property, plant and equipment	—	—	(83,867)	(10,291)	(94,158)
Proceeds from sale of assets	—	—	61	10	71
Proceeds from business disposition	20,892	—	—	—	20,892
Net cash provided by (used in) investing activities	7,470	—	(83,806)	(10,281)	(86,617)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	31,000	—	—	31,000
Payment of capital lease obligation	—	—	(1,659)	(98)	(1,757)
Payment on long-term debt	—	(39,825)	—	—	(39,825)
Share repurchases for minimum tax withholding	(71)	—	—	—	(71)
Dividends on common stock	(58,796)	—	—	—	(58,796)
Transactions with affiliates, net	126,204	(268)	(106,755)	(19,181)	—
Net cash provided by (used in) financing activities	67,337	(9,093)	(108,414)	(19,279)	(69,449)
Increase (decrease) in cash and cash equivalents	—	27,513	(7,616)	(2,372)	17,525
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$33,390	$13	$—	$33,403

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2016 Annual Report on Form 10-K filed with the SEC.  Furthermore, forward-looking statements speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Undue reliance should not be placed on forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2017 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and communications provider that operates as both an Incumbent Local Exchange Carrier (“ILEC”) and a Competitive Local Exchange Carrier (“CLEC”) dependent upon the territory served.  We provide a wide range of communication solutions to consumer, commercial and carrier customers across a 24-state service area.  Leveraging our advanced fiber network spanning more than 36,000 fiber route miles, we offer local, long-distance and 9-1-1 services, high-speed broadband Internet access, video services, Voice over Internet Protocol (“VoIP”), custom calling features, private line services, carrier grade access services, network capacity services over our regional fiber optic networks, data center and managed services, directory publishing, equipment sales and cloud services.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be the primary driver of our growth in the future.  We continue to focus on broadband and commercial growth opportunities and are continually expanding our commercial product offerings for both small and large businesses in order to capitalize on technological advances in the industry.  Our recent acquisition of FairPoint Communications, Inc. (“FairPoint”), as described below, provides us greater scale and an expanded fiber network which allows for additional growth opportunities and expansion.  We leverage our fiber optic networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we expanded our suite of cloud services and enhanced our hosted voice product, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services.  Our “triple play” bundle includes our data, video and voice services.  As the market demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gigabits per second (“Gbps”) in select markets.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Megabits per second (“Mbps”), depending on the geographic market availability.  As of September 30, 2017,  approximately 20% of the homes in the area we serve subscribe to our data service.  Our competitive consumer broadband speeds allow us to continue to meet the needs of our customers and the demand for higher speeds resulting from the growing trend of over-the-top (“OTT”) content viewing.  The availability of 1 Gbps data speed also complements our wireless home networking that supports our TV Everywhere service and allows our subscribers to watch their favorite programs at home or on any device.

The consumer demand for OTT video services either to augment their current viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Excluding FairPoint, total video connections decreased 9% as of September 30, 2017 compared to the same period in 2016.  We believe the trend in changing consumer viewing habits will continue to impact our business model and strategy of providing consumers the necessary broadband speed to facilitate OTT content viewing.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communications services and competition for these subscribers continues to increase.  Excluding FairPoint, total voice connections decreased 4% as of September 30, 2017 compared to the same period in 2016.  Competition from wireless providers, CLECs and, in some cases, cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 21,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  On July 3, 2017, the acquisition of FairPoint was completed, and as a result, FairPoint became a wholly-owned subsidiary of the Company.  The financial results for FairPoint have been included in our condensed consolidated financial statements as of the acquisition date.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the merger (the “Merger”), each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the Merger converted into and became the right to receive 0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the Merger, the total value of the consideration to be exchanged was approximately $431.0 million, exclusive of debt of approximately $919.3 million.  On the date of the Merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders and we assumed approximately 2,615,153 outstanding warrants, each eligible to purchase one share of the Company’s common stock at an exercise price of $66.86 per share, subject to adjustment in accordance with the warrant agreement, and exercisable any time on or prior to January 24, 2018.

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

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of our non-core, rural ILEC business located in northwest Iowa, Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC provides telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  In connection with the sale, during the quarter and nine months ended September 30, 2016, we recognized a loss of $0.3 million and $0.9 million, respectively, which is included in other, net in the condensed consolidated statement of operations.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the nine months ended September 30, 2016 to reflect the tax impact of the divestiture.  See “Non-Operating Items” section below for additional income tax related information regarding this transaction.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2017 and 2016.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$84.2	$49.7	$34.5	69%	$183.7	$147.4	$36.3	25%
Voice services	55.7	25.1	30.6	122	102.8	75.4	27.4	36
Other	13.4	3.5	9.9	283	22.3	8.8	13.5	153
	153.3	78.3	75.0	96	308.8	231.6	77.2	33
Consumer:
Broadband (VoIP, data and video)	87.6	51.4	36.2	70	190.1	159.1	31.0	19
Voice services	56.9	13.7	43.2	315	82.4	42.2	40.2	95
	144.5	65.1	79.4	122	272.5	201.3	71.2	35
Equipment sales and service	—	17.7	(17.7)	(100)	—	37.8	(37.8)	(100)
Subsidies	20.9	11.6	9.3	80	41.9	37.7	4.2	11
Network access	41.2	15.6	25.6	164	69.9	48.7	21.2	44
Other products and services	3.4	3.3	0.1	3	10.1	10.2	(0.1)	(1)
Total operating revenues	363.3	191.6	171.7	90	703.2	567.3	135.9	24

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	145.3	85.6	59.7	70	287.1	246.1	41.0	17
Selling, general and administrative costs	94.5	39.9	54.6	137	166.2	119.4	46.8	39
Acquisition and other transaction costs	27.1	0.1	27.0	27,000	30.6	0.3	30.3	10,100
Loss on impairment	—	—	—	—	—	0.6	(0.6)	(100)
Depreciation and amortization	104.4	43.3	61.1	141	187.1	130.9	56.2	43
Total operating expenses	371.3	168.9	202.4	120	671.0	497.3	173.7	35
Income from operations	(8.0)	22.7	(30.7)	(135)	32.2	70.0	(37.8)	(54)
Interest expense, net	(36.3)	(19.1)	17.2	90	(99.9)	(56.8)	43.1	76
Other income	9.6	8.4	1.2	14	23.1	24.2	(1.1)	(5)
Income tax expense (benefit)	(6.3)	5.0	(11.3)	(226)	(9.9)	22.3	(32.2)	(144)
Net income (loss)	(28.4)	7.0	(35.4)	(506)	(34.7)	15.1	(49.8)	(330)
Net income attributable to noncontrolling interest	—	—	—	—	0.1	0.2	(0.1)	(50)
Net income (loss) attributable to common shareholders	$(28.4)	$7.0	$(35.4)	(506)	$(34.8)	$14.9	$(49.7)	(334)

Adjusted EBITDA (1)	$137.3	$77.1	$60.2	78%	$280.9	$233.7	$47.2	20%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2017	2016	Change	% Change
Consumer customers	683,519	257,106	426,413	166%

Voice connections	990,162	462,232	527,930	114
Data connections	783,945	470,474	313,471	67
Video connections	105,480	108,816	(3,336)	(3)
Total connections	1,879,587	1,041,522	838,065	80%

The comparability of our consolidated results of operations and key operating statistics was impacted by the FairPoint acquisition that closed on July 3, 2017, as described above.  FairPoint’s results are included in our consolidated financial statements as of the date of the acquisition.

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer include scalable high speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer private line data services to businesses that include dedicated Internet access through our Metro Ethernet network.  Wide Area Network products include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenues increased $34.5 million and $36.3 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to the acquisition of FairPoint, which accounted for $33.8 million of the increase in each period.  Excluding the addition of FairPoint revenues, data and transport services revenues increased $0.7 million and $2.5 million during the quarter and nine months ended September 30, 2017, respectively, primarily due to the acquisition of CTC in 2016, an increase in data connections and a continued increase in Internet access and Metro Ethernet revenues.  During the quarter and nine months ended September 30, 2017, growth in data and transport services was hampered by increased competition and price compression as customers are migrating from legacy products to Ethernet based products, which have a lower average revenue per user.  This decline is expected to be partially offset with the increasing demand for bandwidth and other Ethernet services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.   Through the acquisition of FairPoint, we are now a full service 9-1-1 provider and have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed over a million calls relying on the caller's location information for routing.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Voice services revenues increased $30.6 million and $27.4 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $32.7 million from the acquisition of FairPoint.  Excluding FairPoint, voice services revenues decreased $2.1 million and $5.3 million during the quarter and nine months ended September 30, 2017, respectively, due to a 6% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services revenues include business equipment sales and related hardware and maintenance support, rental income of customer premise equipment, video services and other miscellaneous revenues.  Other services revenues increased $9.9 million and $13.5 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $8.8 million from the acquisition of FairPoint.  Excluding FairPoint, other services revenues increased by $1.1 million and $4.7 million during the quarter and nine months ended September 30, 2017, respectively, due to an increase in business equipment and structured cabling sales contributed by the acquisition of CTC in 2016 and additional revenue related to the Co-Marketing Agreement entered into with ePlus in connection with the sale of EIS in 2016.

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

Broadband services revenues increased $36.2 million and $31.0 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $37.6 million from the acquisition of FairPoint.  Excluding FairPoint, broadband services revenues decreased $1.4 million and $6.6 million during the quarter and nine months ended September 30, 2017, respectively, despite price increases for data and video services implemented during the first quarter of 2017.  Total data and video connections decreased 5% and 10%, respectively, as of September 30, 2017 compared to the same period in 2016 as a result of increased competition as consumers are choosing to subscribe to alternative communications services particularly for video services.   VoIP revenue also declined during the same period due to a 10% decline in connections as more consumers continue to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues increased $43.2 million and $40.2 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $44.8 million from the acquisition of FairPoint.  Excluding FairPoint, voice services revenues decreased $1.6 million and $4.6 million during the quarter and nine months ended September 30, 2017, respectively, primarily due to an 8% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

Until the sale of EIS in December 2016, we  were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involved multiple deliverables, revenue was allocated to each respective element based on relative selling price.  Equipment sales and service revenues decreased $17.7 million and $37.8 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to the sale of EIS in December 2016.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenue increased $9.3 million and $4.2 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $11.7 million from the acquisition of FairPoint.  Excluding FairPoint, subsidies revenues decreased $2.4 million and $7.5 million, respectively, primarily due to the scheduled reduction in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2017, the sale of CCIC in September 2016 and a decrease in state funding support for our Texas ILEC.  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues increased $25.6 million and $21.2 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $28.2 million from the acquisition of FairPoint.  Excluding FairPoint, network access services revenues decreased $2.6 million and $7.0 million during the quarter and nine months ended September 30, 2017, respectively, primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenue.  Other products and services revenues increased $0.1 million and decreased $0.1 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $0.4 million from the acquisition of FairPoint.  Excluding FairPoint, other products and services revenues decreased $0.3 million and $0.5 million during the quarter and nine months ended September 30, 2017, respectively, due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $59.7 million and $41.0 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to the acquisition of FairPoint which accounted for $72.5 million of the increase.  Excluding FairPoint, cost of services and products decreased $12.8 million and $31.5 million during the quarter and nine months ended September 30, 2017, respectively, primarily from a decline in cost of goods sold related to equipment sales as a result of the sale of EIS in 2016, as discussed above.  Employee costs also decreased due to savings from a reduction in headcount as part of cost saving initiatives.  In addition, video programming costs decreased as a result of a 9% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $54.6 million and $46.8 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  The acquisition of FairPoint contributed $55.2 million of the increase.  Excluding FairPoint, selling, general and administrative costs decreased $0.6 million and $8.4 million during the quarter and nine months ended September 30, 2017, respectively, primarily due to a decline in employee costs from a reduction in headcount as part of cost saving initiatives as well as a decrease in incentive compensation.  Professional fees also decreased from declines in legal, audit and tax services.  Advertising expense also decreased due to a reduction in radio advertising and marketing promotions in 2017.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs increased $27.0 million and $30.3 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 as a result of the acquisition of FairPoint, which closed in July 2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the Merger as well as expenses related to change-in-control payments to former employees of the acquired company.

Depreciation and Amortization

Depreciation and amortization expense increased $61.1 million and $56.2 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of the acquisition of FairPoint which accounted for $64.7 million of the increase.  Excluding FairPoint, depreciation and amortization expense decreased $3.6 million and $8.5 million during the quarter and nine months ended September 30, 2017, respectively, due to the sale of EIS and CCIC in 2016 and certain intangibles and software becoming fully amortized in 2017 and 2016, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs increased  $9.3 million and $4.2 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to additional revenue of $11.7 million from the acquisition of FairPoint.  Excluding FairPoint, revenues from the federal and certain states’ USFs decreased by $2.4 million and $7.5 million, respectively, primarily due to the scheduled reduction in the annual CAF Phase II rate in August 2017, the sale of CCIC in September 2016 and a decrease in state funding support for our Texas ILEC.

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, CAF and intercarrier compensation (“ICC”).  The Order reformed core parts of the federal USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current federal USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period, and as a result, we expect our network access revenues for 2017 to be reduced by as much as $2.2 million compared to the prior year.  Relatedly, we expect network access revenues related to our recently acquired FairPoint properties for 2017 to be reduced by as much as $1.2 million compared to prior year.

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

We accepted the CAF Phase II funding in August 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  FairPoint accepted the annual CAF Phase II funding of $37.4 million through 2020 in August 2015.  This includes support in all of FairPoint’s operating states except Colorado and Kansas where the offered CAF Phase II support was declined.    The acceptance of funding at the lower level CAF Phase II  transitioned over a three year period based on the CAF Phase I funding levels at the rates of 75% in the first year, 50% in the second year and 25% in the third year.

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 105,000 locations in approximately 16,000 census blocks by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps per second down and 1 Mbps up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.

For the two states where the CAF Phase II support was declined, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process.  The FCC has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers.  The FCC issued rules governing the competitive bidding process, however, the FCC has not finalized the specific dates and deadlines as of September 30, 2017.

FCC Rules for Business Data Services

On April 20, 2017, the FCC adopted new rules for Business Data Services.  A summary of the order has been published, but the full text of the order has not yet been released.  Business Data Services are high speed data services provided to wholesale and retail customers including traditional special access services, such as DS1 and DS3 services, and packet switched services such as Ethernet services.  The new rules will eliminate price regulation for Business Data Services offered in counties that are deemed competitive under a competitive market test adopted by the FCC. The FCC has disclosed which counties are deemed competitive under its new rules.  We are currently working on determining the impact of the new rules on our operations that currently operate under federal price cap regulation.

State Matters

California

In an ongoing proceeding relating to the New Regulatory Framework, the California Public Utilities Commission (“CPUC”) adopted Decision 06-08-030 in 2006, which grants carriers broader pricing freedom in the provision of telecommunications services, bundling of services, promotions and customer contracts.  This decision adopted a new regulatory framework, the Uniform Regulatory Framework, which among other things (i) eliminates price regulation and allows full pricing flexibility for all new and retail services, (ii) allows new forms of bundles and promotional packages of telecommunication services, (iii) allocates all gains and losses from the sale of assets to shareholders, and (iv) eliminates almost all elements of rate of return regulation, including the calculation of shareable earnings.  In December 2010, the CPUC issued a ruling to initiate a new proceeding to assess whether, or to what extent, the level of competition in the telecommunications industry is sufficient to control prices for the four largest ILECs in the state.  Subsequently, the CPUC issued a ruling temporarily deferring the proceeding.  When the CPUC may open this proceeding is unclear and on hold at this time.  The CPUC’s actions in this and future proceedings could lead to new rules and an increase in government regulation.  The Company will continue to monitor this matter.

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

Texas

The Texas Public Utilities Regulatory Act directs the Public Utilities Commission of Texas (“PUCT”) to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high-cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost by providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.

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

New York Broadband Grants

With the acquisition of FairPoint, we assumed grants from the NY Broadband Program (the "NYBB").  In 2015, New York established the $500 million NYBB to provide state grant funding to support projects that deliver high-speed Internet access to unserved and underserved areas with a goal of achieving statewide broadband access in New York by the end of 2018.

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants will support, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory. During the second quarter of 2017, a bid for Phase 3 grants was submitted by FairPoint, the final phase of the NYBB grants.  As of September 30, 2017, we have not yet received notification from the state regarding our Phase 3 bid.  We expect to treat the reimbursements as a contribution in aid of construction given the nature of the arrangement.

To be eligible for the grant, the network must be capable of delivering speeds of 100 Mbps or greater in unserved and underserved locations.  As a condition of the grant, we are required to offer the NYBB’s Required Pricing Tier as a service option to residential users for a period of five years from completion of construction of the network.  This pricing requirement will provide for broadband Internet service at minimum speeds of 25/4 Mbps (download/upload).

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $17.2 million and $43.1 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to the issuance of the $935.0 million incremental term loan during the quarter ended September 30, 2017 as well as ticking fees and the amortization of commitment fees incurred in 2017 related to the committed financing secured for the acquisition of FairPoint, as described in the “Liquidity and Capital Resources” section below.  Interest expense also increased as a result of ineffectiveness recognized on our interest rate swap agreements during the nine months ended September 30, 2017.  However, interest expense was reduced in part by the refinancing of our Credit Agreement in October 2016, which included a 0.25% reduction in the interest rate for our outstanding term loan resulting in annual interest savings of approximately $2.0 million.

Other income increased $1.2 million and decreased $1.1 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to changes in investment income from our wireless partnership interests.

Income Taxes

Income taxes decreased $11.3 million and $32.2 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  Our effective tax rate was 18.1% and 41.3% for the quarters ended September 30, 2017 and 2016, respectively and 22.1% and 59.5% for the nine months ended September 30, 2017 and 2016, respectively. The acquisition of FairPoint on July 3, 2017 resulted in changes to our unitary state filings and correspondingly the Company’s state deferred income taxes.  These changes resulted in a net increase of $5.2 million to our net state deferred tax liabilities and a corresponding increase to our state tax provision. The Company also incurred non-deductible expenses in relation to the acquisition that resulted in an increase to our tax provision of $2.3 million. In addition, the Company recorded a number of purchase accounting entries related to the FairPoint deferred tax balances as of the acquisition date. These included release of  a portion of the valuation allowances, state deferred tax rate changes and nondeductible transaction expenses. We recognized these in the quarter ended September 30, 2017.  On September 1, 2016, we completed the sale of all the issued and outstanding stock of CCIC in a taxable transaction. As a result, we recorded an increase to our current tax expense of $7.2 million to reflect the tax impact of the transaction during the nine months ended September 30, 2016.  In addition, for the quarter and nine-month periods ended September 30, 2017 and 2016, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. Exclusive of these adjustments, our effective tax rate would have been approximately 42.2% and 39.2% for the quarters ended September 30, 2017 and 2016, respectively and 39.4% and 38.8% for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and nine months ended September 30, 2017 and 2016:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2017	2016	2017	2016
Net income (loss)	$(28,394)	$7,089	$(34,725)	$15,148
Add (subtract):
Interest expense, net of interest income	36,307	19,075	99,896	56,827
Income tax expense (benefit)	(6,289)	4,991	(9,862)	22,287
Depreciation and amortization	104,406	43,224	187,084	130,855
EBITDA	106,030	74,379	242,393	225,117

Adjustments to EBITDA:
Other, net (1)	21,797	(6,742)	14,216	(17,263)
Investment distributions (2)	8,641	8,638	22,021	23,218
Non-cash, stock-based compensation (3)	889	862	2,319	2,666
Adjusted EBITDA	$137,357	$77,137	$280,949	$233,738

(1)

Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs, including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$125,224	$173,591
Investing activities	(981,378)	(86,617)
Financing activities	852,391	(69,449)
Increase (decrease) in cash and cash equivalents	$(3,763)	$17,525

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $125.2 million during the nine-month period ended September 30, 2017, a decrease of $48.4 million compared to the same period in 2016.  Cash flows provided by operating activities decreased primarily as a result of a decline in net income from a reduction in revenue and additional transaction and interests costs paid in 2017 related to the acquisition of FairPoint.  Cash distributions received from our wireless partnerships also decreased $1.2 million during the nine-month period ended September 30, 2017 compared to the same period in 2016.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $981.4 million during the nine-month period ended September 30, 2017 and consisted primarily of cash used for the acquisition of FairPoint and for capital expenditures.

Acquisition of FairPoint

In July 2017, we acquired all of the issued and outstanding shares of FairPoint in exchange for shares of our common stock and cash in lieu of fractional shares.  The purchase price consisted of the repayment of debt of $862.4 million, net of cash acquired, and the issuance of shares of our common stock valued at $431.0 million. The funds required to repay FairPoint’s outstanding debt was financed in part through a $935.0 million incremental term loan facility, as described below.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $119.3 million during the nine-month period ended September 30, 2017, an increase of $25.1 million compared to the same period in 2016 driven by the acquisition of FairPoint in the quarter ended September 30, 2017.  Capital expenditures for the remainder of 2017 are expected to be $68.0 million to $70.0 million, of which approximately 50% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2017 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Other Acquisitions and Dispositions

On July 1, 2016, we acquired substantially all of the assets of CTC, a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.

On September 1, 2016, we completed the sale of all of the issued and outstanding stock of CCIC, our non-core, rural ILEC business located in northwest Iowa, for $20.9 million in cash.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (as amended, the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility, an initial term loan in the aggregate amount of $900.0 million (the “Initial Term Loan”) and an incremental term loan in the aggregate amount of $935.0 million (the “Incremental Term Loan”), collectively (the “Term Loans”). The Incremental Term Loan was issued on July 3, 2017 upon completion of the FairPoint Merger, as described below.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.    As a result of the Merger, certain of the FairPoint subsidiaries acquired in the Merger (the “FairPoint Guarantors”) were required to guarantee certain obligations under the Credit Agreement and to pledge as collateral all assets and property.

The Initial Term Loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but is subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 are not repaid in full or redeemed in full on or prior to March 31, 2022.  The Initial Term Loan contains an original issuance discount of 0.25% or $2.3 million, which is being amortized over the term of the loan.  The Initial Term Loan requires quarterly principal payments of $2.25 million and has an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR“) subject to a 1.00% LIBOR floor.

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to its Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement and on December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement, pursuant to which a syndicate of lenders agreed to provide an incremental term loan in an aggregate principal amount of up to $935.0 million under the Credit Agreement, subject to the satisfaction of certain conditions.  The Incremental Term Loan was made pursuant to the Incremental Facility set forth in the Credit Agreement.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Initial Term Loan and are being amortized over the term of the debt as interest expense. Ticking fees accrued on the incremental term loan commitments from January 15, 2017 through the July 3, 2017 Merger closing date at a rate of 3.00% plus LIBOR subject to a 1.00% LIBOR floor and became due and payable on the closing date.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and were amortized to interest expense over the term of the commitment period through July 2017.

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The Incremental Term Loan included an original issue discount of 0.50% and has the same maturity date and interest rate as the Initial Term Loan.  The Incremental Term Loan requires quarterly principal payments of $2.34 million beginning in December 2017.

In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint be deemed to be letters of credit under the Credit Agreement.

Our revolving credit facility has a maturity date of October 5, 2021 and has an interest rate, at the election of the Company, of (i) a margin between 2.50% and 3.25% plus LIBOR or (ii) a margin between 1.50% and 2.25% plus the alternate base rate, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of September 30, 2017, the borrowing margin for the three month period ending December 31, 2017 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00%  for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2017, borrowings of $18.0 million were outstanding under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2016.  Stand-by letters of credit of $19.1 million were outstanding under our revolving credit facility as of September 30, 2017.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2017,  $72.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.24% and 4.00% as of September 30, 2017 and December 31, 2016, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of September 30, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of September 30, 2017, and including the $27.4 million dividend paid on November 1, 2017, we had $257.0 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of September  30, 2017, our total net leverage ratio under the Credit Agreement was 3.98:1.00, and our interest coverage ratio was 6.67:1.00.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of September 30, 2017, this ratio was 3.82:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $406.1 million have been paid since May 30, 2012, including the quarterly dividend declared in August 2017 and paid on November 1, 2017, there was $779.5 million of the $1,205.6 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of September 30, 2017.  As of September 30, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2017 and 2022.  As of September 30, 2017, the present value of the minimum remaining lease commitments was approximately $23.3 million, of which $10.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of  $25.2 million as of September 30, 2017, of which $3.0 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $66.7 million and $58.8 million in dividend payments to stockholders during the nine-month periods ended September 30, 2017 and 2016, respectively.  In August 2017, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on November 1, 2017 to stockholders of record at the close of business on October 15, 2017.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2017	2016
Cash and cash equivalents	$23,314	$27,077
Working capital (deficit)	(30,001)	(16,884)
Current ratio	0.88	0.89

Our net working capital position declined $13.1 million as of September 30, 2017 compared to December 31, 2016 primarily as a result of an increase in the current portion of long-term debt obligations and dividends payable as a result of the FairPoint acquisition in the quarter ended September 30, 2017.

Our most significant uses of funds in the remainder of 2017 are expected to be for: (i) dividend payments of approximately $27.4 million; (ii) interest payments on our indebtedness of approximately $36.0 million and principal payments on debt of $4.6 million; and (iii) capital expenditures of between $68.0 million and $70.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2017, we had approximately $5.3 million of these bonds outstanding.

Defined Benefit Pension Plans

As required, we contribute to a qualified defined pension plan (the “Retirement Plan”) and non-qualified supplemental retirement plans (the “Supplemental Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees. In connection with the acquisition of FairPoint, we have assumed sponsorship of its two non-contributory qualified defined benefit pension plans (collectively with the Retirement Plan and Supplemental Plans, the “Pension Plans”) and post-retirement benefit plan as of the date of acquisition as described in the Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item I “Financial Information”. Contributions are intended to provide for benefits attributed to service to date.  Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The costs to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We estimate the weighted average long-term rate of return on assets will be 7.23%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plans, which could adversely affect our cash flows from operations.

In 2017, we expect to make contributions totaling approximately $13.2 million to our Pension Plans and $6.6 million to our other post-retirement benefit plans, which represents an increase of $15.9 million from the total contributions made in 2016 of which $13.6 million is attributable to the acquisition of FairPoint.  As of September 30, 2017, we have contributed $7.6 million and $4.2 million to our Pension Plans and our other post-retirement benefit plans, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  FairPoint accepted the annual CAF Phase II funding of $37.4 million through 2020 in August 2015.  This includes support in all of FairPoint’s operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  The acceptance of funding at the lower level CAF Phase II transitioned over a three year period, beginning in August 2015, at the rates of 75% of the CAF Phase I funding level in the first year, 50% in the second year and 25% in the third year.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenues decreased approximately $0.9 million and $1.9 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  We anticipate that our network access revenues will continue to decline as a result of the Order through 2018 by as much as $2.2 million in each of 2017 and 2018, in each case compared to the prior year.  Network access revenues related to our recently acquired FairPoint properties decreased approximately $0.3 million and $0.9 million during the quarter and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 as a result of implementing the provisions of the Order.  We anticipate that network access revenues related to our recently acquired FairPoint properties will continue to decline as a result of the Order through 2018 by as much as $1.2 million and $0.8 million in 2017 and 2018, respectively, in each case compared to the prior year.

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

As of September 30, 2017, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of September 30, 2017, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $11.4 million and $2.9 million, respectively.

As of September 30, 2017, the fair value of our interest rate swap agreements amounted to a net liability of $5.6 million.  Total pre-tax deferred loss related to our interest rate swap agreements included in accumulated other comprehensive loss was $3.8 million as of September 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2017.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.

Our annual assessment of our internal control over financial reporting will exclude FairPoint Communications, Inc. (“FairPoint”), which was acquired on July 3, 2017.  FairPoint had operating revenues of $198.0 million for the quarter ended September 30, 2017 and pro forma operating revenues of $599.0 for the nine months ended September 30, 2017, or approximately 54% of our consolidated operating revenues for each period, and total assets of $1.7 billion at September 30, 2017, or approximately 45% of our consolidated total assets, which are included in the condensed consolidated financial statements of the Company as of and for the quarter and nine months ended September 30, 2017.  Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Change in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, the Company acquired FairPoint and management is in the process of integrating Fairpoint’s internal controls over financial reporting. Except for changes resulting from FairPoint, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materiality affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS

4.1

Assumption Agreement, dated as of July 3, 2017, between the Company and Computershare Trust Company N.A. (as successor to The Bank of New York Mellon), as Warrant Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 3, 2017).

4.2

Joinder Agreement, dated as of July 3, 2017, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated July 3, 2017).

4.3

Fifth Supplemental Indenture, dated as of July 3, 2017, among the Company, Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 3, 2017).

4.4

Joinder Agreement, dated as of August 4, 2017, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 4, 2017).

4.5

Sixth Supplemental Indenture, dated as of August 4, 2017, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 4, 2017).

10.1

Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of July 3, 2017, by and among the Company, Consolidated Communications, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2017).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 3, 2017	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

November 3, 2017	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)