Form 10-K
period 2017-12-31
Consolidated Communications Holdings, Inc.
filed 2018-03-01
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☒ No ☐

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

Large accelerated filer ☒ Smaller reporting company ☐	Accelerated filer ☐ Emerging growth company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $1,035,944,934 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 26, 2018, the registrant had 70,776,044 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

PART I

Note About Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in Part I – Item 1A – “Risk Factors”.  Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.

Item 1.    Business.

Consolidated Communications Holdings, Inc. is a Delaware holding company with operating subsidiaries that provide a wide range of communication solutions to consumer, commercial and carrier channels across a 24-state service area.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of one of the members of our Board of Directors, Richard A. Lumpkin.  After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company on April 10, 1924.  We were incorporated under the laws of Delaware in 2002, and through our predecessors, we have been providing communication services in many of the communities we serve for more than a century.

In addition to our focus on organic growth in our commercial and carrier channels, we have achieved business growth and a diversification of revenue and cash flow streams that have created a strong platform for future growth through our acquisitions over the last decade.  Our strategic approach to evaluating potential transactions includes analysis of the market opportunity, the quality of the network, our ability to integrate the acquired company efficiently and the potential for creating significant operating synergies and generating positive cash flow at the inception of each acquisition.  Operating synergies are created through the use of consistent platforms, convergence of processes and functional management of the combined entities.  We measure our synergies during the first two years following an acquisition.  For example, the acquisition of our Texas properties in 2004 tripled the size of our business and gave us the requisite scale to make system and platform decisions that would facilitate future acquisitions.  The acquisition of our Pennsylvania properties in 2007 achieved synergies in excess of $12.0 million in annualized savings, which at the time, represented approximately 20% of their operating expense.  The acquisition of SureWest Communications in 2012 achieved synergies of $29.5 million during the two years subsequent to the acquisition date.  The acquisition of Enventis Corporation (“Enventis”) in October 2014 generated annual operating synergies of approximately $17.0 million during the first two years subsequent to the acquisition date.  As a result of the acquisition of FairPoint Communications, Inc. (“FairPoint”) in July 2017, as described below, we expect to generate annual operating synergies of approximately $55.0 million over the first two years subsequent to the acquisition date.  Through these acquisitions, we have positioned our business to provide services in rural, suburban and metropolitan markets, with service territories spanning the country.

Recent Business Developments

On July 3, 2017, we completed the acquisition of FairPoint pursuant to the terms of a definitive agreement and plan of merger (as amended, the “Merger Agreement”) and acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date. The acquisition reflects our strategy to diversify revenue and cash flows among multiple products and to expand our network to new markets.

See Note 3 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of this transaction.

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

Description of Our Business

Consolidated is a broadband and business communications provider that provides a wide range of communication solutions to consumer, commercial and carrier customers across a 24-state service area and an advanced fiber network spanning approximately 36,000 fiber route miles.  We offer residential Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT Services, and an expanded suite of cloud services.  Consolidated is dedicated to turning technology into solutions, connecting people and enriching how our customers work and live.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We continue to focus on broadband and commercial growth opportunities and are continually enhancing our broadband services and expanding our commercial product offerings for both small and large businesses in order to capitalize on technological advances in the industry.  Our recent acquisition of FairPoint, as described above, provides us significantly greater scale and an expanded fiber network which allows for additional growth opportunities and expansion.  We leverage our advanced fiber networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we are expanding our suite of cloud services, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the customer demand for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services.  Our “triple play” bundle includes our Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gigabits per second (“Gbps”) in select markets.  Where 1 Gbps speeds are not yet offered, the maximum broadband speed is 100 Megabits per second (“Mbps”), depending on the geographic market availability.  Our competitive consumer broadband speeds allow us to continue to meet the needs of our customers and the demand for higher speeds driven by over-the-top

(“OTT”) content viewing.  The availability of higher broadband speed also complements our TV Everywhere service, which allows our video subscribers to watch their favorite shows, movies and livestreams at home or on mobile and connected devices.  In addition, we offer other on-demand OTT content, such as fubo, HBO Now and other sports and entertainment.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors”, which is incorporated herein by reference.

Sources of Revenue

The following tables summarize our sources of revenue and key operating statistics for the last three fiscal years:

	2017		2016		2015
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$268.5	25.3%	$196.7	26.5%	$187.5	24.1%
Voice services	158.4	14.9	99.8	13.4	103.0	13.3
Other	33.9	3.2	12.5	1.7	12.3	1.6
	460.8	43.4	309.0	41.6	302.8	39.0
Consumer:
Broadband (VoIP, data and video)	276.2	26.1	209.9	28.2	213.6	27.5
Voice services	136.5	12.9	55.3	7.4	60.6	7.8
	412.7	39.0	265.2	35.6	274.2	35.3

Equipment sales and service	—	—	43.1	5.8	55.0	7.1
Subsidies	62.3	5.9	48.3	6.5	56.3	7.3
Network access	110.2	10.4	63.8	8.6	69.7	9.0
Other products and services	13.6	1.3	13.8	1.9	17.7	2.3
Total operating revenues	$1,059.6	100.0%	$743.2	100.0%	$775.7	100.0%

Key Operating Statistics

	As of December 31,
	2017	2016	2015
Consumer customers	671,300	253,203	268,934

Voice connections	972,178	457,315	482,735
Data connections	783,682	473,403	456,100
Video connections	103,313	106,343	117,882
Total connections	1,859,173	1,037,061	1,056,717

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

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer include scalable high speed broadband Internet access and Voice over Internet Protocol (“VoIP”) phone services, which range from basic service plans to virtual hosted systems.  Our hosted VoIP package utilizes soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system.  The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system and allows the customer to receive and listen to voice messages through email.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including private line, Wide Area Network (“WAN”) and Ethernet services to provide high bandwidth connectivity across point-to-point and multiple site networks.  Networking services are available at a variety of speeds up to 10 Gbps.  Data center and disaster recovery solutions also provide a reliable and local colocation option for commercial customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.

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

Other

Other services revenues include business equipment sales and related hardware and maintenance support, rental income of customer premises equipment, video services and other miscellaneous revenues.

Consumer

Broadband Services

Broadband services include revenue from residential customers for subscriptions to our VoIP, data and video products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our data service plans also include wireless internet access, email and internet security and protection.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  We offer multiple voice service plans with customizable calling features and voicemail.  Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  Video subscribers also have access to our TV Everywhere service in certain markets, which allows subscriber access to full episodes of available shows, movies and live streams using a computer or mobile device.

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

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2017, 2016 and 2015.

Wireless Partnerships

In addition to our core business, we also derive a portion of our cash flow and earnings from investments in five wireless partnerships.  Wireless partnership investment income is included as a component of other income in the consolidated statements of operations.  Our wireless partnership investment consists of five cellular partnerships: GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”), GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), Pennsylvania RSA No. 6(I) Limited Partnership (“RSA 6(I)”) and Pennsylvania RSA No. 6(II) Limited Partnership (“RSA 6(II)”).

We own 2.34% of the Mobilnet South Partnership.  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We account for this investment using the cost method.  Income is recognized only upon cash distributions of our proportionate earnings in the partnership.

We own 20.51% of RSA #17, which serves areas in and around Conroe, Texas.  This investment is accounted for under the equity method.  Income is recognized on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.

San Antonio MTA, L.P., a wholly owned partnership of Cellco Partnership (doing business as Verizon Wireless), is the general partner for both the Mobilnet South Partnership and RSA #17.

We own 3.60% of Pittsburgh SMSA, 16.67% of RSA 6(I) and 23.67% of RSA 6(II), all of which are majority owned and operated by Verizon Wireless.  These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania Incumbent Local Exchange Carrier (“ILEC”) and Competitive Local Exchange Carrier operations.  Because of our limited influence over Pittsburgh SMSA, we account for the investment using the cost method.  RSA 6(I) and RSA 6(II) are accounted for under the equity method.

For the years ended December 31, 2017, 2016 and 2015, we recognized income of $31.4 million, $32.6 million and $37.0 million, respectively, and received cash distributions of $30.0 million, $32.1 million and $45.3 million, respectively, from these wireless partnerships.

Employees

As of December 31, 2017, we employed approximately 3,930 employees, including part-time employees, compared to 1,676 employees as of December 31, 2016, as a result of the acquisition of FairPoint.  We also use temporary employees in the normal course of our business.

Approximately 48% of our employees were covered by collective bargaining agreements as of December 31, 2017 compared to 20% as of December 31, 2016, as a result of the acquisition of FairPoint.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business”.

Sales and Marketing

The key components of our overall marketing strategy include:

•	Organizing our sales and marketing activities around our three customer channels: consumer, commercial and carrier customers;

•	Positioning ourselves as a single point of contact for our customers’ communications needs;

•	Providing customers with a broad array of voice, data and video services and bundling these services whenever possible;

•	Identifying and broadening our commercial customer needs by developing solutions and providing integrated service offerings;

•

Providing excellent customer service, including 24/7 centralized customer support to coordinate installation of new services, repair and maintenance functions and creating more self-service tools through our online customer portal;

•	Developing and delivering new services to meet evolving customer needs and market demands; and

•	Leveraging brand recognition across all market areas.

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

Our networks are supported by advanced 100% digital switches, with a fiber network connecting all remote exchanges.  We continue to enhance our copper network to increase bandwidth in order to provide additional products and services to our marketable homes.  In addition to our copper plant enhancements, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our service areas.  In addition, this fiber infrastructure provides the connectivity required to provide video service, Internet and long-distance services to our residential and commercial customers.  Our fiber network utilizes fiber-to-the-home (“FTTH”) and fiber-to-the-node (“FTTN”) networks to offer bundled residential and commercial services.

We operate fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2017, our fiber-optic network consisted of approximately 36,000 route-miles, which includes approximately 21,640 route miles of fiber from our acquisition of FairPoint of which 17,000 route miles of fiber are located in the northern New England area.  Our remaining network includes approximately 4,580 miles of fiber network in Minnesota and surrounding areas, approximately 4,180 miles of fiber network in Texas, approximately 1,800 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 1,840 miles of fiber network in Illinois, approximately 1,180 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and over 770 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area, including both Kansas and Missouri.    In 2014, we expanded our commercial services into the greater Dallas/Fort Worth market, utilizing our existing carrier-class fiber network in this area.  This network previously was used to serve our wholesale and carrier customers.  With the expansion of the network, we began offering fiber based services including dedicated Internet access, wide area network services and hosted private branch exchange (iPBX) to commercial customers in this market.

We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of December 31, 2017, approximately 42% of the homes we serve on our legacy network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our recently acquired FairPoint service territories have availability to broadband speeds of 20 Mbps or less.  As part of our integration initiatives of FairPoint, we plan to increase broadband speeds to more than 500,000 residents and small businesses across the Northern New England service area by the end of 2018.  The upgrades are expected to enable customers to receive broadband speeds up to three times the speeds currently available and provide nearly 100,000 additional homes with access to data speeds of 1 Gbps.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2017, we had 2,539 cell sites in service and an additional 138 scheduled for completion in 2018.

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

Pursue selective acquisitions

We have in the past taken, and expect to continue to take in the future, a disciplined approach in pursuing company acquisitions. When we evaluate potential transactions, important factors include:

•	The market;

•	The quality of the network;

•	The ability to integrate the acquired company efficiently;

•	Existence of significant potential operating synergies; and

•	Whether the transaction will be cash flow accretive from day one.

We believe all of the above criteria were met in connection with our acquisition of FairPoint in 2017.  In the long term, we believe that this transaction will give us additional scale and will better position us financially, strategically and competitively to pursue additional acquisitions.

Competition

The telecommunications industry is subject to extensive competition, which has increased significantly in recent years.  Technological advances have expanded the types and uses of services and products available.  In addition, differences in the regulatory environment applicable to comparable alternative services have lowered costs for these competitors.  As a result, we face heightened competition but also have new opportunities to grow our broadband business.  Our competitors vary by market and may include other incumbent and competitive local telephone companies; cable operators offering video, data and VoIP products; wireless carriers; long distance providers; satellite companies; Internet service providers, online video providers and in some cases new forms of providers who are able to offer a broad range of competitive services.  We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase in the future.  See Part I - Item 1A – “Risk Factors – Risks Relating to Our Business”.

Depending on the market area, we compete against AT&T and a number of other carriers, as well as Comcast, Time Warner, Mediacom, Armstrong, Suddenlink and NewWave Communications, in both the commercial and consumer markets.  Google has also launched data and video services in a limited, but growing, number of service areas including the Kansas City market.  Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.

We continue to face competition from wireless and other fiber data providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  Wireless companies are aggressively developing networks using next-generation data technologies in order to provide increasingly faster data speeds to their customers.  In addition, the expanded availability for free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices has increased competition among other providers including online digital distributors for our video and data services.  In order to meet the competition, we have responded by continuing to invest in our network and business operations in order to offer new and enhanced services including faster broadband speeds and providing additional OTT video content.

In our rural markets, services are more costly to provide than services in urban areas as a lower customer density necessitates higher capital expenditures on a per-customer basis.  As a result, it generally is not economically viable for new entrants to overlap existing networks in rural territories.  Despite the barriers to entry, rural telephone companies still face significant competition from wireless and video providers and, to a lesser extent, competitive telephone companies.

Our other lines of business are subject to substantial competition from local, regional and national competitors.  In particular, our wholesale and transport business serves other interexchange carriers and we compete with a variety of service providers including incumbent and competitive local telephone companies and other fiber data companies.  For our business systems products, we compete with other equipment providers or value added resellers, network providers, incumbent and competitive local telephone companies, and with cloud and data hosting service providers.

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

Overview

Our revenues, which include revenues from such telecommunications services as local telephone service, network access service and toll service, are subject to broad federal and/or state regulation and are derived from various sources, including:

•	Business and residential subscribers of basic exchange services;
•	Surcharges mandated by state commissions and the Federal Communications Commission (“FCC”);

•	Long-distance carriers for network access service;
•	Competitive access providers and commercial customers for network access service; and

•	Support payments from federal or state programs.

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

Federal Regulation

Our incumbent local exchange companies and competitive local exchange companies must comply with the Communications Act of 1934, which requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions.  The 1996 amendments to the Communications Act (contained in the Telecommunications Act discussed below) dramatically changed, and likely will continue to change, the landscape of the industry.

Removal of Entry Barriers

The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers.  All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers.  All local exchange carriers, including our competitive and incumbent local exchange companies, are required to:

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

Furthermore, the Telecommunications Act imposes on incumbent telephone companies (other than rural telephone companies that maintain their so-called “rural exemption” as many of our subsidiaries do) additional obligations to:

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

A significant portion of our incumbent local exchange companies’ revenues come from network access charges paid by long-distance and other carriers for using our companies’ local telephone facilities for originating or terminating calls within our service areas.  The amount of network access revenues our rural telephone companies receive is based on rates set or approved by federal and state regulatory commissions, and these rates are subject to change at any time.

Intrastate network access charges are regulated by state commissions.  The FCC order on intercarrier compensation and universal service reform required terminating state access charges to mirror terminating interstate access charges, and as of July 1, 2013, all terminating switched intrastate access charges mirror interstate access charges.

The FCC regulates the prices we may charge for the use of our local telephone facilities to originate or terminate interstate and international calls. However, for purposes of the universal service funding they are regulated under the rules for price cap carriers.  The FCC has structured these prices as a combination of flat monthly charges paid by customers and both usage-sensitive (per-minute) charges and flat monthly charges paid by long-distance or other carriers.

The FCC regulates interstate network access charges by imposing price caps on Regional Bell Operating Companies (“RBOCs”) and other large incumbent telephone companies.  Some of our recently acquired FairPoint properties operate as RBOCs under rate-of-return regulation for interstate purposes.  These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings.  Incumbent telephone companies, such as our incumbent local exchange companies, may elect to base network access charges on price caps, but are not required to do so.

We believe that price cap regulation gives us greater pricing flexibility for interstate services, especially in the increasingly competitive special access segment.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  As we have acquired new properties, we have converted them to federal price cap regulation.

In recent years, carriers have become more aggressive in disputing the FCC’s interstate access charge rates and the application of access charges to their telecommunications traffic.  We believe these disputes have increased, in part, because advances in technology have made it more difficult to determine the identity and jurisdiction of traffic, giving carriers an increased opportunity to challenge access costs for their traffic.  We cannot predict what other actions other long-distance carriers may take before the FCC or with their local exchange carriers, including our incumbent local exchange companies, to challenge the applicability of access charges.  Due to the increasing deployment of VoIP services and other technological changes, we believe these types of disputes and claims are likely to continue to increase.

Unbundled Network Element Rules

The Telecommunications Act of 1996 requires incumbent local exchange companies to provide Unbundled Network Elements (UNEs) to competitive carriers, allowing such carriers entry into the local telecommunications market.  These unbundling requirements, and the duty to offer UNEs to competitors, imposed substantial costs on the incumbent telephone companies and made it easier for customers to shift their business to other carriers.  Competitive carriers continue to use UNEs to provide competing local services to customers in our operating areas.

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent local exchange company.  The Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements.  However, the rural exemption will cease to apply to competing cable companies if and when the rural carrier introduces video services in a service area, in which case, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect.  For our subsidiaries which provide video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas.  Additionally, in Texas, the Public Utilities Commission of Texas (“PUCT”) has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies.  Our ILEC subsidiaries still have the rural exemption in place, with the exception of Northern New England Telephone Operations and Telephone Operating Company of Vermont.  We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $62.3 million, $48.3 million and $56.3 million in 2017, 2016 and 2015, respectively.

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

The Order requires rate of return study areas associated with holding companies to be treated as price cap carriers for universal service funding.  For intercarrier compensation purposes, these rate of return carriers fall under the rate of return intercarrier compensation transition plan.  Price cap study areas fall under the price cap rules for both universal service reform and intercarrier compensation reform.

In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for price cap carriers and a nine year period for rate of return carriers, and as a result, our network access revenue decreased approximately $2.8 million, $1.7 million and $1.3 million during 2017, 2016 and 2015, respectively.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding.  For companies that accept the CAF Phase II funding, there is a three year transition period in instances where their current CAF Phase I funding exceeds the CAF Phase II funding.  If CAF Phase II funding exceeds CAF Phase I funding, the transitional support is waived and CAF Phase II funding begins immediately.  Companies are required to commit to a statewide build out requirement to 10 Mbps downstream and 1 Mbps upstream in funded locations.

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  FairPoint accepted the annual CAF Phase II funding of $37.4 million through 2020 in August 2015.  This includes CAF Phase II support in all of FairPoint’s operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II Transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.

The annual reporting requirements include (i) filings of annual certifications that the carrier is both meeting its public interest obligations and is offering comparable broadband rates and (ii) the filing of a Service Quality Improvement plan. The initial plan was required to be filed by July 1, 2016, with progress reports filed every year thereafter.  The plan must include, among other things, the total amount of CAF Phase II funding used to fund capital expenditures in the previous year and certification that the carrier is meeting the required interim deployment milestones.  The CAF Phase II build-out milestone for the end of 2017 was 40%.  This is measured separately by the Company’s operations in each state.  The Company met this milestone for all states where it operates.

Local Switching Support

In 2015, FairPoint filed a Petition with the FCC asking the FCC to direct the National Exchange Carrier Association (“NECA”) to stop subtracting frozen Local Switching Support (“LSS”) from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.   This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.   Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing a Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.   This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  If the FCC Petition is successful, the combined LSS support for the period from January 1, 2015 through December 31, 2017 would be approximately $11.5 million.  Our ongoing ICC Eligible Recovery support for 2018 would increase by approximately $4.0 million, and thereafter, decline by 5% per year through 2021.   We cannot predict the outcome or timing of the FCC’s decision.

FCC Rules for Business Data Services

On April 20, 2017, the FCC adopted new rules for Business Data Services (“BDS”), which went into effect on August 1, 2017.  BDS services are high speed data services provided on a point to point basis.  The rules apply to interstate BDS services in areas served by price cap carriers.  Under the new BDS rules, all packet-switched services and all transport services, channel terminations connecting wholesale customers to our networks and end user channel terminations in counties deemed competitive are competitive.  End user channel terminations for DS0, DS1 and DS3 services are non-competitive in counties deemed by the FCC to be non-competitive, but are eligible for Phase I price flexibility.  The FCC published a list of counties deemed competitive and non-competitive.  Geographic areas previously under Phase II price flexibility will not be rate regulated for any BDS services.

In our price cap operations, we can continue to offer competitive BDS services under tariff or we can remove the services from tariff.  All competitive services must be de-tariffed within three years of the effective date of the BDS rules.  We have complete price flexibility for BDS services deemed competitive.

BDS services are subject to vigorous competition.   We cannot determine the impact of the BDS rules on our revenues or operations.

State Regulation

We are subject to regulation by state governments in various states in which we operate.  State regulatory commissions generally exercise jurisdiction over intrastate matters and other requirements.  The following narrative is a summary of pending state specific regulatory matters.  We may have pending matters in other states not listed below, however, those matters are expected to have minimal impact on our consolidated financial statements and related disclosures.

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

New Hampshire

Effective August 10, 2012, the New Hampshire legislature enacted Chapter 177 (known as Senate Bill 48) (“SB 48”) in its Session Laws of 2012.  SB 48 created a new class of telecommunications carriers known as excepted local exchange carriers (“ELECs”) and our Northern New England operations qualify as an ELEC in New Hampshire.  SB 48 essentially leveled the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire Public Utilities Commission (“NHPUC”) has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to wholesale obligations which arise from the Telecommunications Act, as well as certain obligations related to telephone poles and carrier of last resort responsibilities.  In New Hampshire, under SB 48, our exposure to annual service quality index penalties was eliminated and we have pricing discretion with respect to existing and new retail telecommunications services other than basic local exchange service and certain services provided to customers who qualify for the federal lifeline discount.

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

Texas Universal Service

The Texas Universal Service Fund is administered by the NECA.  PURA, the governing law, directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high-cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost for providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.  Our Texas ILECs receive two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the high cost assistance fund (“HCAF”).  The HCF is a line-based fund used to keep local rates low.  The rate is applied on all residential lines and up to five single business lines.  The amount we receive from the HCAF is a frozen monthly amount that was originally developed to offset high intrastate toll rates.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state commissioners in May 2014, which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, and then a competitive test must be met to receive funding.  The Company filed its submission for the needs test on December 28, 2016.  The PUCT issued docket 46699 on January 4, 2017 to review the filing and a decision was granted in the second quarter of 2017.

New York

With the acquisition of FairPoint, we assumed grants from the NY Broadband Program (the “NYBB”).  In 2015, New York established the $500.0 million NYBB to provide state grant funding to support projects that deliver high-speed Internet access to unserved areas with a goal of achieving statewide broadband access in New York by the end of 2018.

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants will support, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory.  During the second quarter of 2017, a bid for Phase 3 grants, the final phase of the NYBB grants, was submitted by FairPoint.  On January 31, 2018, the state notified us that we were awarded a portion of our Phase 3 bid, and we are currently reviewing the grant.  We expect to treat the reimbursements as a contribution in aid of construction given the nature of the arrangement.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our Northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020. In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we are required to invest an additional $1.0 million by December 31, 2018 to expand the availability and speeds of broadband services in areas served by the FairPoint Illinois ILECs.  As of December 31, 2017, we have met all of the regulatory commitments for 2017.

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

Under federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three year cycle began on January 1, 2018.  The Company has successfully negotiated agreements with all of the local television broadcast stations that would have been eligible for “must carry” treatment in each of its markets.

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

The contractual relationships between cable operators and most providers of content who are not television broadcast stations generally are not subject to FCC oversight or other regulation.  The majority of providers of content to our subsidiaries, including content providers affiliated with incumbent cable operators such as Comcast, but who are not subject to any FCC or Department of Justice (“DOJ”) conditions, do so through arm’s length contracts where the parties have mutually agreed upon the terms of carriage and the applicable fees.

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

The Company continues to monitor the emergence of video content options for customers that have become available over the Internet, and that may be made available for free, by individual subscription or in conjunction with a separate cable service agreement.  In some cases, this involves the ability to watch episodes of desirable network television programming and to procure additional content related to programs carried on linear cable channels.  These options have increased significantly and could lead cable television customers to terminate or reduce their level of services.  At this time, OTT programming options cannot duplicate the nature or extent of desirable programming carried by cable systems, and the market is still comparatively nascent, but in light of changing technology and events such as the Comcast-NBC transaction, the OTT market will continue to grow and evolve rapidly.

Cable operators depend, to some degree, upon their ability to utilize the poles (and conduit) of electric and telephone utilities.  The terms and conditions under which such attachments can be made were established in the federal Pole Attachment Act of 1978, as amended.  The Pole Attachment Act outlined the formula for calculating the fee to be charged for the use of utility poles, a formula that assesses fees based on the proportionate amount of space assigned for use and an allocation of certain qualified costs of the pole owner.  The FCC has put a structure in place for pole attachment regulation that has covered cable operators and other types of providers.  The FCC has adopted new rules that apply a single rate to all providers who use poles, whether they are cable operators, telecommunications providers, or Internet providers, even if they use the attachment to offer more than one service. These rules only affect attachments in states where the federal rules apply.  States have the option to opt out of the federal formula and to regulate pole attachments independently.  Of the states we operate in, California, Maine, Massachusetts New Hampshire, New York, Ohio, Vermont and Washington have elected to separately regulate pole attachments and pole attachment rates.  All of the other states in which we operate in follow the FCC regulations and federal formula.  The FCC decision has been appealed, and the ultimate outcome of the appeal cannot be predicted.

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

The outcome of pending matters cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of cable services and could affect our ability to compete in the markets we serve.

Internet Services

The provision of Internet access services is not significantly regulated by either the FCC or the state commissions.  The Federal Trade Commission (“FTC”) has authority to regulate Internet Service Providers with respect to privacy and competitive practices.  During 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the Telecommunications Act of 1996.  This effectively limits the FCC’s authority over Internet Service Providers.  The FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic.  The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

The outcome of pending matters before the FCC and the FTC and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

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

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service.  In addition, consumers’ options for viewing television shows have expanded as content becomes increasingly available through alternative devices.  Some providers, including television and cable television content owners, have initiated over-the-top (“OTT”) services that deliver video content to televisions and computers over the Internet.  OTT services can include episodes of highly-rated television series in their current broadcast seasons.  They also can include content that is related to broadcast or sports content that we carry, but that is distinct and may be available only through the alternative source. Consumers can pursue each of these options without foregoing any of the other options.  We may not be able to successfully anticipate and respond to many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

The incumbent telephone carrier in the markets we serve enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers.  The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in other related areas.  We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share; customers may reduce their usage of our services or switch to a less profitable service; and we may need to lower our prices or increase our marketing efforts to remain competitive.

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

We receive cash distributions from our wireless partnership interests and the amounts of such future distributions and our continued receipt of such future distributions are not guaranteed.  We own five wireless partnership interests consisting of 2.34% of GTE Mobilnet of South Texas Limited Partnership, which provides cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas; 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area; 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”); 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.

In 2017, 2016 and 2015, we received cash distributions from these partnerships of $30.0 million, $32.1 million and $45.3 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership and the partnerships’ operating results, cash availability and financing needs, as determined by the General Partner at the date of the distribution.  We cannot control the timing, dollar amount or certainty of any future cash distributions from these partnerships.  If cash distributions from these partnerships decrease or end in the future, our results of operations could be adversely affected, and as a result, we may be unable to fulfill our long-term obligations or our ability to pay cash dividends to our shareholders may be restricted.

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

A cyber-attack that bypasses our IT and/or network security systems causing an IT and/or network security breach may lead to unauthorized use or disabling of our network, theft of customer data, unauthorized use or publication of our intellectual property and/or confidential business information and could harm our competitive position or otherwise adversely affect our business.    Attempts by others to gain unauthorized access to organizations' IT systems or network elements are becoming more sophisticated and are sometimes successful. These attempts may include covertly introducing malware to companies' computers and networks, impersonating authorized users or "hacking" into systems.  We seek to prevent such security incidents and to detect and investigate all security incidents that do occur and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effect.  Significant IT or network security failures could result in the theft, loss, damage, unauthorized use or publication of our intellectual property and/or confidential business information, which could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result.

Our operations require substantial capital expenditures and our business, financial condition, results of operations and liquidity may be impacted if funds for capital expenditures are not available when needed.    We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations.  While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under our revolving credit facility, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network.  This could adversely affect our business, financial condition, results of operations and liquidity.

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.  We are dependent on easements, franchises and licenses from various private parties, such as established telephone companies and other utilities, railroads and long-distance companies and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire.  If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks, which would interrupt our operations, force us to find alternative rights-of-way and incur unexpected capital expenditures.

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

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements before they expire, we could have a work stoppage or other labor actions that could materially disrupt our ability to provide services to our customers.  As of December 31, 2017, approximately 48% of our employees were covered by collective bargaining agreements as compared to 20% as of December 31, 2016 as a result of the acquisition of FairPoint.  These employees are hourly workers throughout our service territories and are represented by various unions and locals.  All of the existing collective bargaining agreements expire between 2018 through 2020, of which contracts covering 38% of our employees will expire in 2018.

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

Acquisitions present many risks and we may be unable to realize the anticipated benefits of recent acquisitions.  From time to time, we make acquisitions and investments or enter into other strategic transactions.  In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty incorporating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions.  The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face significant challenges in combining the operations of an acquired business, such as FairPoint, into our operations in a timely and efficient manner.  The failure to successfully integrate an acquired business and to manage successfully the challenges presented by the integration process may result in our not achieving the anticipated benefits of the acquisition, including operational and financial synergies.  Even if we are successful in integrating acquired businesses, we cannot be assured that the integration will result in the realization of the full benefit of anticipated financial synergies or that these benefits will be realized within the expected time frames.

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

Weak economic conditions may have a negative impact on our business, results of operations and financial condition.  Downturns in the economic conditions in the markets and industries we serve could adversely affect demand for our products and services and have a negative impact on our results of operations.  Economic weakness or uncertainty may make it difficult for us to obtain new customers and may cause our existing customers to reduce or discontinue their services to which they subscribe.  This risk may be worsened by the expanded availability of free or lower cost services, such as video over the Internet or substitute services, such as wireless phones and data devices.  Weak economic conditions may also impact the ability of third parties to satisfy their obligations to us.

Risks Relating to Our Common Stock and Payment of Dividends

Our Board of Directors could, at its discretion, depart from or change our dividend policy at any time.  Our Board of Directors maintains a current dividend practice for the payment of quarterly dividends at an annual rate of approximately $1.55 per share of common stock.  We are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them.  Our Board of Directors may decide at any time, in its discretion, to decrease the amount of dividends, change or revoke the dividend policy or discontinue paying dividends entirely.  Our ability to pay dividends is dependent on our earnings, capital requirements, financial condition, expected cash needs, debt covenant compliance and other factors considered relevant by our Board of Directors.  If we do not pay dividends, for any reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

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

The price of our common stock may be volatile and may fluctuate substantially, which could negatively affect holders of our common stock.  The market price of our common stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the volume of sales of our common stock, the limited number of holders of our common stock and the resulting limited liquidity in our common stock, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock, changes in financial estimates by securities analysts, short interests in our common stock, competitive factors, regulatory developments, labor disruptions, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in general. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our common stock.

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

We also are subject to laws that may have a similar effect.  For example, federal and certain state telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval.  Similarly, Section 203 of the Delaware General Corporation Law restricts our ability to engage in a business combination with an “interested stockholder”.  These laws and regulations make it difficult for another company to acquire us, and therefore, could limit the price that investors might be willing to pay in the future for shares of our common stock.  In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that we may issue in the future.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.  As of December 31, 2017, we had $2.3 billion of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

Increased regulation of the Internet could increase our cost of doing business.  Current laws and regulations governing access to, or commerce on, the Internet are limited.  As the Internet continues to become more significant, federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet.  During 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the Telecommunications Act of 1996.  This effectively limits the FCC’s authority over Internet Service Providers.  The FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic.  The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

The outcome of pending matters before the FCC and the FTC and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

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

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.  Our operations are subject to various federal, state and local tax laws and regulations.   In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees (“tax” or “taxes”) to numerous federal, state and local governmental authorities.  In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband Internet access and cloud related services.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.  Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows. For example, the U.S. recently enacted a major federal tax reform that had a significant impact on our tax obligations and effective income tax rate in 2017.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 121 S. 17th Street, Mattoon, Illinois, a leased facility.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings and operations in each of the 24 states in which we operate.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”.  As of February 26, 2018, there were approximately 4,603 stockholders of record of the Company’s common stock.  The following table indicates the high and low stock closing prices of the Company’s common stock as reported on the NASDAQ for each of the quarters ending on the dates indicated:

	2017		2016
Period	High	Low	High	Low
First quarter	$ 27.48	$ 22.06	$ 25.76	$ 18.48
Second quarter	$ 24.42	$ 19.47	$ 27.24	$ 23.53
Third quarter	$ 22.04	$ 17.46	$ 28.38	$ 23.41
Fourth quarter	$ 20.42	$ 12.19	$ 29.68	$ 22.28

Dividend Policy and Restrictions

Our Board of Directors declared dividends of approximately $0.38738 per share in each of the periods listed above.  We expect to continue to pay quarterly dividends at an annual rate of approximately $1.55 per share during 2018.  Future dividend payments are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.  Dividends on our common stock are not cumulative.

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

Share Repurchases

During the quarter ended December 31, 2017, we repurchased 41,920 common shares surrendered by employees in the administration of employee share-based compensation plans.  The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2017	—	n/a	n/a	n/a
November 1-November 30, 2017	—	n/a	n/a	n/a
December 1-December 31, 2017	41,920	$ 12.63	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 index, the Dow Jones US Fixed Line Telecommunications Subsector index and a customized peer group of four companies that includes, in addition to us: Alaska Communications Systems Group, Inc., Otelco, Inc. and Shenandoah Telecommunications Company.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2012 in each index and in the peer group.  The stock performance shown on the graphs below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index, the Dow Jones US
Fixed Line Telecommunications Subsector Index,

and a Peer Group

	As of December 31,
(In dollars)	2012	2013	2014	2015	2016	2017
Consolidated Communications Holdings, Inc.	$100.00	$134.71	$205.52	$166.49	$227.89	$110.97
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Dow Jones US Fixed Line Telecommunications Subsector	$100.00	$111.73	$115.37	$119.09	$147.06	$146.18
Peer Group	$100.00	$142.93	$193.03	$196.41	$255.60	$223.15

Sale of Unregistered Securities

During the year ended December 31, 2017, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,
(In millions, except per share amounts)	2017 (1)	2016	2015	2014 (2)	2013

Operating revenues	$1,059.6	$743.2	$775.7	$635.7	$601.6

Cost of products and services (exclusive of depreciation and amortization)	446.1	322.8	328.4	242.7	222.5
Selling, general and administrative expense	249.3	157.1	178.2	140.6	135.4
Acquisition and other transaction costs (3)	33.7	1.2	1.4	11.8	0.8
Intangible asset impairment	—	0.6	—	—	—
Depreciation and amortization	291.8	174.0	179.9	149.4	139.3
Income from operations	38.7	87.5	87.8	91.2	103.6

Interest expense, net	(129.8)	(76.8)	(79.6)	(82.5)	(85.8)
Loss on extinguishment of debt	—	(6.6)	(41.2)	(13.8)	(7.7)
Other income, net	31.5	34.1	35.1	33.5	37.3
Income (loss) from continuing operations before income taxes	(59.6)	38.2	2.1	28.4	47.4
Income tax expense (benefit)	(124.9)	23.0	2.8	13.0	17.5
Income (loss) from continuing operations	65.3	15.2	(0.7)	15.4	29.9
Discontinued operations, net of tax (4)	—	—	—	—	1.2
Net income (loss)	65.3	15.2	(0.7)	15.4	31.1
Net income of noncontrolling interest	0.4	0.3	0.2	0.3	0.3
Net income (loss) attributable to common shareholders	$64.9	$14.9	$(0.9)	$15.1	$30.8
Income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$1.07	$0.29	$(0.02)	$0.35	$0.73
Discontinued operations, net of tax	—	—	—	—	0.03
Net income (loss) per common share - basic and diluted	$1.07	$0.29	$(0.02)	$0.35	$0.76

Weighted-average number of shares - basic and diluted	60,373	50,301	50,176	41,998	39,764

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$210.0	$218.2	$219.2	$187.8	$168.5
Cash flows used for investing activities	(1,042.7)	(108.3)	(119.5)	(246.9)	(107.4)
Cash flows (used for) provided by financing activities	821.3	(98.7)	(90.4)	60.2	(71.6)
Capital expenditures	181.2	125.2	133.9	109.0	107.4

Consolidated Balance Sheet:
Cash and cash equivalents	$15.7	$27.1	$15.9	$6.7	$5.6
Total current assets	213.7	133.2	126.4	134.1	87.7
Net property, plant and equipment	2,037.6	1,055.2	1,093.3	1,137.5	885.4
Total assets	3,719.1	2,092.8	2,138.5	2,211.8	1,733.8
Total debt (including current portion)	2,341.2	1,391.7	1,388.8	1,351.2	1,208.3
Stockholders’ equity	573.9	176.3	250.7	330.8	152.3

Other financial data (unaudited):
Adjusted EBITDA (5)	$414.1	$305.8	$328.9	$288.4	$286.5

(1)

On July 3, 2017, we acquired 100% of the issued and outstanding shares of FairPoint in exchange for shares of our common stock. The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.

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

The following tables are a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2017	2016	2015	2014	2013
Net income (loss) from continuing operations	$65.3	$15.2	$(0.7)	$15.4	$29.9
Add (subtract):
Interest expense, net of interest income	129.8	76.8	79.6	82.5	85.8
Income tax expense (benefit)	(124.9)	23.0	2.8	13.0	17.5
Depreciation and amortization	291.8	174.0	179.9	149.4	139.3
EBITDA	362.0	289.0	261.6	260.3	272.5

Adjustments to EBITDA:
Other, net (a)	19.3	(25.5)	(22.3)	(23.9)	(31.5)
Investment distributions (b)	30.0	32.1	45.3	34.6	34.8
Loss on extinguishment of debt (c)	—	6.6	41.2	13.8	7.7
Intangible asset impairment (d)	—	0.6	—	—	—
Non-cash, stock-based compensation (e)	2.8	3.0	3.1	3.6	3.0
Adjusted EBITDA	$414.1	$305.8	$328.9	$288.4	$286.5

(a)

Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I – Item 1 – “Note About Forward-Looking Statements” and Part I –  Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated”, the “Company”, “we” or “our”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K.

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

Overview

Consolidated is a broadband and business communications provider that provides a wide range of communication solutions to consumer, commercial and carrier customers across a 24-state service area and an advanced fiber network spanning more than 36,000 fiber route miles.  We offer residential Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT Services, and an expanded suite of cloud services.  We provide wholesale solutions to carriers and other service providers including data, voice and network connections.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We continue to focus on broadband and commercial growth opportunities and are continually enhancing our broadband services and expanding our commercial product offerings for both small and large businesses in order to capitalize on technological advances in the industry.  Our recent acquisition of FairPoint Communications, Inc. (“FairPoint”), as described below, provides us significantly greater scale and an expanded fiber network which allows for additional growth opportunities and expansion.  We leverage our advanced fiber networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we are expanding our suite of cloud services, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services.  Our “triple play” bundle includes our Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of December 31, 2017, approximately 42% of the homes we serve on our legacy network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our recently acquired FairPoint service territories have availability to broadband speeds of 20 mbps or less.  As part of our integration initiatives of FairPoint, we plan to increase broadband speeds to more than 500,000 residents and small businesses across the Northern New England service area by the end of 2018.  The upgrades are expected to enable customers to receive broadband speeds up to three times the speeds currently available and provide nearly 100,000 additional homes with access to data speeds of 1 Gbps.

Our competitive consumer broadband speeds allow us to continue to meet the needs of our customers and the demand for higher speeds driven by over-the-top (“OTT”) content viewing.  The availability of higher broadband speed also complements our TV Everywhere service, which allows our video subscribers to watch their favorite shows, movies and livestreams at home or on any device.  In addition, we offer other in-demand OTT content, such as fubo, HBO Now and other sports and entertainment.

The consumer demand for OTT video services either to augment their current video subscription viewing options or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Excluding FairPoint, total video connections decreased 9% as of December 31, 2017 compared to 2016.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers higher broadband speed to facilitate OTT video and content viewing.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Excluding FairPoint, total voice connections decreased 4% as of December 31, 2017 compared to 2016.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

As discussed in the “Regulatory Matters” section below, our operating revenues are impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies revenue we receive.  A number of proceedings and recent orders relate to universal service reform, intercarrier compensation and network access charges.  There are various ongoing legal challenges to the orders that have been issued.  As a result, it is not yet possible to fully determine the impact of the regulatory changes on our operations.

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On July 3, 2017, we completed our merger with FairPoint (the “Merger”) and pursuant to the terms of a definitive agreement and plan of merger (as amended, the “Merger Agreement”), acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.  The acquisition reflects our strategy to diversify revenue and cash flows among multiple products and to expand our network to new markets.

At the effective time of the Merger, each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the Merger converted into and became the right to receive 0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the Merger, the total value of the consideration exchanged was approximately $431.0 million, exclusive of debt of approximately $919.3 million.  On the date of the Merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders and we assumed approximately 2,615,153 outstanding warrants, each eligible to purchase one share of the Company’s common stock at an exercise price of $66.86 per share, subject to adjustment in accordance with the warrant agreement, and exercisable any time on or prior to January 24, 2018.  On January 24, 2018, all of the warrants expired in accordance with their terms without being exercised.

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

Divestitures

In connection with our acquisition of FairPoint, we committed to a formal plan to sell our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  In November 2017, the Company entered into an agreement to sell all of the issued and outstanding stock of Peoples in exchange for cash of approximately $21.0 million, subject to certain contractual adjustments.  The closing of the transaction is subject to certain regulatory approvals, which are expected to be completed in the first quarter of 2018.

On December 6, 2016, we completed the sale of substantially all of the assets of the Company’s Enterprise Services equipment and IT Services business (“EIS”) to ePlus Technology inc. (“ePlus”) for cash proceeds of $9.2 million net of a customary working capital adjustment.  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services.  The strategic partnership provides our business customers access to a broader suite of IT solutions, and also provides ePlus customers access to Consolidated’s business network services.  During the year ended December 31, 2016, we recognized a gain of $0.6 million on the sale, which is included in other, net in the consolidated statement of operations.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2017, 2016 and 2015.

Financial Data

				% Change
				2017 vs.	2016 vs.
(In millions, except for percentages)	2017	2016	2015	2016	2015
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$268.5	$196.7	$187.5	37%	5%
Voice services	158.4	99.8	103.0	59	(3)
Other	33.9	12.5	12.3	171	2
	460.8	309.0	302.8	49	2
Consumer:
Broadband (VoIP, data and video)	276.2	209.9	213.6	32	(2)
Voice services	136.5	55.3	60.6	147	(9)
	412.7	265.2	274.2	56	(3)
Equipment sales and service	—	43.1	55.0	(100)	(22)
Subsidies	62.3	48.3	56.3	29	(14)
Network access	110.2	63.8	69.7	73	(8)
Other products and services	13.6	13.8	17.7	(1)	(22)
Total operating revenues	1,059.6	743.2	775.7	43	(4)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	446.1	322.8	328.4	38	(2)
Selling, general and administrative costs	249.3	157.1	178.2	59	(12)
Acquisition and other transaction costs	33.7	1.2	1.4	2,708	(14)
Loss on impairment	—	0.6	—	(100)	100
Depreciation and amortization	291.8	174.0	179.9	68	(3)
Total operating expenses	1,020.9	655.7	687.9	56	(5)
Income from operations	38.7	87.5	87.8	(56)	(0)
Interest expense, net	(129.8)	(76.8)	(79.6)	69	(4)
Loss on extinguishment of debt	—	(6.6)	(41.2)	(100)	(84)
Other income	31.5	34.1	35.1	(8)	(3)
Income tax expense (benefit)	(124.9)	23.0	2.8	(643)	721
Net income (loss)	65.3	15.2	(0.7)	330	2,271
Net income attributable to noncontrolling interest	0.4	0.3	0.2	33	50
Net income (loss) attributable to common shareholders	$64.9	$14.9	$(0.9)	336	1,756

Adjusted EBITDA (1)	$414.1	$305.8	$328.9	35%	(7)%

(1)	A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2017 vs.	2016 vs.
	2017	2016	2015	2016	2015
Consumer customers	671,300	253,203	268,934	165%	(6)%

Voice connections	972,178	457,315	482,735	113	(5)
Data connections	783,682	473,403	456,100	66	4
Video connections	103,313	106,343	117,882	(3)	(10)
Total connections	1,859,173	1,037,061	1,056,717	79%	(2)%

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

Data and transport services revenue increased $71.8 million during 2017 compared to 2016 and $9.2 million during 2016 compared to 2015 primarily due to the acquisition of CTC in 2016, an increase in data connections and a continued increase in Internet access and Metro Ethernet revenues and the acquisition of FairPoint in July 2017, which accounted for $67.2 million of the annual increase in data and transport services revenue during 2017 compared to 2016.  During the year ended December 31, 2017, growth in data and transport services was hampered by increased competition and price compression as customers are migrating from legacy products to Ethernet based products, which have a lower average revenue per user.  Future declines are expected to be partially offset with the increasing demand for bandwidth and other Ethernet services.

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

Voice services revenue increased $58.6 million during 2017 compared to 2016 and decreased $3.2 million during 2016 compared to 2015.  Excluding the additional revenue from FairPoint of $65.6 million in 2017, voice services revenue decreased $7.0 million during 2017 compared to 2016.  The decline in voice services revenue was primarily due to a 6% decline in access lines during 2017 compared to 2016, and a 7% decline in access lines during 2016 compared to 2015 as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet-based voice services can offer.

Other

Other services revenue includes business equipment sales and related hardware and maintenance support, rental income of customer premises equipment, video services and other miscellaneous revenue.  Other services revenue increased $21.4 million during 2017 compared to 2016 and increased $0.2 million during 2016 compared to 2015.  Excluding the additional revenue from FairPoint of $15.9 million in 2017, other services revenue increased by $5.5 million during 2017 compared to 2016, due to an increase in business equipment and structured cabling sales contributed by the acquisition of CTC in 2016 and additional revenue related to the Co-Marketing Agreement entered into with ePlus in connection with the sale of EIS in 2016.

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

Broadband services revenue increased $66.3 million during 2017 compared to 2016 and decreased $3.7 million during 2016 compared to 2015.  Excluding the additional revenue from FairPoint of $74.2 million in 2017, broadband services revenue decreased by $7.9 million during 2017 compared to 2016.  The decline in broadband services revenue during 2017 compared to 2016 was primarily due to a decline in data and video connections of 5% and 10%, respectively.  The decline in broadband services revenue during 2016 compared to 2015 was also primarily due to a decline in data and video connections of 5% and 11%, respectively.  The decline in connections was primarily a result of increased competition as consumers are choosing to subscribe to alternative communication services particularly for video services.  VoIP revenue also declined during the same period due to a 9% and 11% decline in connections, respectively, as more consumers continue to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenue increased $81.2 million during 2017 compared to 2016 and decreased $5.3 million during 2016 compared to 2015.  Excluding the additional revenue from FairPoint of $87.1 million in 2017, voice services revenue decreased $5.9 million during 2017 compared to 2016.  The decline in voice services revenue was primarily due to an 8% decline in access lines during 2017 compared to 2016, and a 10% decline in access lines during 2016 compared to 2015.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

Until the sale of EIS in December 2016, we were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involved multiple deliverables, revenue was allocated to each respective element based on relative selling price.  Equipment sales and service revenues decreased

$43.1 million during 2017 compared to 2016 and decreased $11.9 million during 2016 compared to 2015 due to the sale of EIS in December 2016.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  Subsidies increased $14.0 million during 2017 compared to 2016 and decreased $8.0 million during 2016 compared to 2015.  Excluding the additional revenue from FairPoint of $23.4 million in 2017, subsidies revenue decreased $9.4 million during 2017 compared to 2016 primarily due to the scheduled reduction in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2017, the sale of CCIC in September 2016 and a decrease in state funding support for our Texas Incumbent Local Exchange Company (“ILEC”).  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenue, network special access services and end user access.  Switched access revenue includes access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenue increased $46.4 million during 2017 compared to 2016 and decreased $5.9 million during 2016 compared to 2015.  Excluding the additional revenue from FairPoint of $55.5 million in 2017, network access services revenue decreased $9.1 million during 2017 compared to 2016.  The decline in network access services revenue during 2017 compared to 2016 and during 2016 compared to 2015 was primarily a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and miscellaneous revenue.  Other products and services revenue decreased $0.2 million during 2017 compared to 2016 and $3.9 million during 2016 compared to 2015.  Excluding the additional revenue from FairPoint of $0.7 million in 2017, other products and services revenue decreased $0.9 million during 2017 compared to 2016.  The declines in other products and services revenue was primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $123.3 million during 2017 compared 2016 due to the acquisition of FairPoint which accounted for $160.2 million of the increase.  Excluding FairPoint, cost of services and products decreased $36.9 during 2017 primarily from a decline in cost of goods sold related to equipment sales of $29.8 million as a result of the sale of EIS in 2016, as discussed above.  Employee costs also decreased due to savings from a reduction in headcount as part of cost saving initiatives.  In addition, video programming costs decreased as a result of a 9% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve.

In 2016, cost of services and products decreased $5.6 million compared to 2015. Cost of goods sold related to equipment sales decreased $8.5 million in 2016 compared to 2015 as a result of changes in non-recurring equipment sales and the sale of EIS in December.  Video programming costs decreased as a result of a 10% decline in video connections, which was largely offset by an increase in programming costs per channel.  However, network access costs increased due to growth in carrier and wireless backhaul services during 2016.  The change in cost of services and products during 2016 was also impacted by an increase in pension expense, but was offset in part by a reduction in incentive compensation.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $92.2 million during 2017 compared to 2016.  The acquisition of FairPoint contributed $98.6 million of the increase.  Excluding FairPoint, selling, general and administrative costs decreased $6.4 million during 2017 primarily due to a decline in employee costs of $8.2 million from a reduction in headcount as well as a decrease in incentive compensation and pension expense in the current year.  Professional fees decreased due to declines in expenses related to legal, audit and tax services.  Advertising expense also decreased due to a reduction in radio advertising and marketing promotions in 2017.  However, bad debt expense increased primarily as a result of favorable adjustments in the prior year. The change in selling, general and administrative expense was also impacted by integration costs incurred in 2017 related to the acquisition of FairPoint.

Selling, general and administrative costs decreased $21.1 million during 2016 compared to 2015 primarily due to a decline in employee-related costs from a reduction in headcount as part of the Company’s cost saving initiatives implemented in 2015 as well as a decrease in incentive compensation.  In addition, one-time severance costs of $7.2 million were incurred in 2015 as a result of an early retirement program offered to a group of select employees.  Bad debt expense also decreased as a result of recoveries recognized in 2016 and increased reserves in the prior year periods.  However, advertising expense increased due to additional radio advertising and marketing promotions in 2016.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs increased $32.5 million in 2017 compared to 2016 as a result of the acquisition of FairPoint, which closed in July 2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the Merger as well as expenses related to change-in-control payments to former employees of the acquired company.

Depreciation and Amortization

Depreciation and amortization expense increased $117.8 million during 2017 compared to 2016 primarily as a result of the acquisition of FairPoint which accounted for $131.1 million of the increase.  Excluding FairPoint, depreciation and amortization expense decreased $13.3 million during 2017 due to the sale of EIS and CCIC in 2016 and certain intangibles and software becoming fully amortized in 2017 and 2016, which was offset in part by ongoing capital expenditures related to outside plant and success-based capital projects for consumer and commercial services as well as CAF Phase II funding requirements.

Depreciation and amortization expense decreased $5.9 million during 2016 compared to 2015, primarily due certain circuit equipment, outside plant and software becoming fully depreciated in 2016. This decline was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects.

Regulatory Matters

Our revenues are subject to broad federal and/or state regulation, which include such telecommunications services as local telephone service, network access service and toll service and are derived from various sources, including:

•	Business and residential subscribers of basic exchange services;

•	Surcharges mandated by state commissions and the Federal Communications Commission (“FCC”);

•	Long distance carriers for network access service;

•	Competitive access providers and commercial customers for network access service; and

•	Support payments from federal or state programs.

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

State regulatory commissions generally exercise jurisdiction over carriers’ facilities and services to the extent they are used to provide, originate or terminate intrastate communications.  In particular, state regulatory agencies have substantial oversight over interconnection and network access by competitors of our incumbent local exchange companies.  In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks.  State regulators can sanction our rural telephone companies or revoke our certifications if we violate relevant laws or regulations.

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs increased $14.0 million in 2017 compared to 2016 primarily due to additional revenue of $23.4 million from the acquisition of FairPoint.  Excluding FairPoint, revenues from the federal and certain states’ USFs decreased by $9.4 million primarily due to the scheduled reduction in the annual CAF Phase II transition funding in August 2017, the sale of CCIC in September 2016 and a decrease in state funding support for our Texas ILEC.

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, CAF and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for our price cap study areas and nine years for our rate of return study areas, and as a result, our network access revenue decreased approximately $2.8 million, $1.7 million and $1.3 million during 2017, 2016 and 2015, respectively.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  FairPoint accepted the annual CAF Phase II funding of $37.4 million through 2020 in August 2015.  This includes CAF Phase II support in all of FairPoint’s operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II Transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 126,900 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps per second down and 1 Mbps up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  As of December 31, 2017, we met the milestone for 2017 in all states in which we operate.

Local Switching Support

In 2015, FairPoint filed a Petition with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen Local Switching Support (“LSS”) from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.   This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.   Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing a Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.   This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  If the FCC Petition is successful, the combined LSS support for the period from January 1, 2015 through December 31, 2017 would be approximately $11.5 million.  Our ongoing ICC Eligible Recovery support for 2018 would increase by approximately $4.0 million, and thereafter, decline by 5% per year through 2021.   We cannot predict the outcome or timing of the FCC’s decision.

FCC Rules for Business Data Services

On April 20, 2017, the FCC adopted new rules for Business Data Services (“BDS”) which went into effect August 1, 2017.  BDS services are high speed data services provided on a point to point basis.  The rules apply to interstate BDS services in areas served by price cap carriers.  Under the new BDS rules, all packet-switched services and all transport services, channel terminations connecting wholesale customers to our networks and end user channel terminations in counties deemed competitive are competitive.  End user channel terminations for DS0, DS1 and DS3 services are non-competitive in counties deemed by the FCC to be non-competitive, but are eligible for Phase I price flexibility.  The FCC published a list of counties deemed competitive and non-competitive.   Geographic areas previously under Phase II price flexibility will not be rate regulated for any BDS services.

In our price cap operations we can continue to offer competitive BDS services under tariff or we can remove the services from tariff.  All competitive services must be detariffed within three years of the effective date of the BDS rules.  We have complete price flexibility for BDS services deemed competitive.

BDS services are subject to vigorous competition.   We cannot determine the impact of the BDS rules on our revenues or operations.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state commissioners in May 2014, which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  The Company filed its submission for the needs test on December 28, 2016.  The PUCT issued docket 46699 on January 4, 2017 to review the filing and a decision was granted in the second quarter of 2017.

New York

With the acquisition of FairPoint, we assumed grants from the NY Broadband Program (the "NYBB").  In 2015, New York established the $500 million NYBB to provide state grant funding to support projects that deliver high-speed Internet access to unserved and underserved areas with a goal of achieving statewide broadband access in New York by the end of 2018.

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants will support, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory.  During the second quarter of 2017, a bid for Phase 3 grants was submitted by FairPoint, the final phase of the NYBB grants.  On January 31, 2018, the state notified us that we were awarded a portion of our Phase 3 bid, and are currently reviewing the grant.  We expect to treat the reimbursements as a contribution in aid of construction given the nature of the arrangement.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our Northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we are required to invest an additional $1.0 million by December 31, 2018 to increase broadband availability and speeds in areas we serve by the FairPoint Illinois ILECs.  As of December 31, 2017, we have met all of the merger requirements for 2017.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $53.0 million during 2017 compared to 2016 primarily due to the issuance of the $935.0 million incremental term loan in 2017.  In addition, we incurred ticking fees of $18.0 million and amortized commitment fees of $11.7 million in 2017 related to the committed financing secured for the acquisition of FairPoint, as described in the “Liquidity and Capital Resources” section below.  Interest expense also increased as a result of ineffectiveness recognized on our interest rate swap agreements during 2017.

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

Other Income

Other income decreased $2.6 million during 2017 compared to 2016 primarily due to a decline in investment income from our wireless partnership interests of $1.2 million.  The remaining decrease was largely due to the reversal of a legal contingency of $0.8 million in 2016.

Other income decreased $1.0 million during 2016 compared to 2015 primarily due to a decline in investment income of $3.7 million due to lower earnings from our wireless partnership interests.  In addition, we recognized an impairment loss of $0.8 million as a result of the sale of our equity interest in Central Valley Independent Network, LLC in 2015.  However, this was offset in part by the reversal of a legal contingency of $0.8 million in 2016 while 2015 included additional reserves related to disputed tax assessments.

Income Taxes

Income taxes decreased $147.9 million in 2017 compared to 2016. Our effective rate was 209.5% for 2017 compared to 60.2% for 2016. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017, making significant changes to the U.S. tax law. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and, as a result, has recorded a non-cash tax benefit estimate of $112.9 million as a reduction in income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.  This provisional income tax benefit reflects the impact of re-measurement of the Company’s deferred tax assets and liabilities to the lower tax rate at which they are expected to reverse.  The corresponding federal and state impact is $(123.0) million and $10.1 million, respectively. The acquisition of FairPoint on July 3, 2017 resulted in changes to our unitary state filings and correspondingly the Company’s state deferred income taxes.  These changes resulted in a net increase of $5.2 million to our net state deferred tax liabilities and a corresponding increase to our state tax provision. The Company also incurred non-deductible expenses in relation to the acquisition that resulted in an increase to our tax provision of $3.4 million. In 2017, we placed additional valuation allowances on state NOL and state tax credit carryforwards of $47.5 million and related deferred tax assets of $2.6 million compared to $8.4 million and related deferred tax assets of $0.6 million in 2016.  In 2016, we recorded a net decrease of $1.5 million to our net state deferred tax liabilities and a corresponding decrease to our state tax expense due to changes in state deferred income tax rates. On September 1, 2016, we completed the sale of all the issued and outstanding stock of CCIC in a taxable transaction.  As a result, we recorded an increase to our current tax expense of $7.2 million to reflect the tax impact of the transaction. On December 5, 2016, we completed the sale of substantially all of the assets of our EIS business.  As a result, we recorded an increase to our current tax expense of $1.5 million related to the derecognition of $4.2 million of noncash goodwill allocated to the disposed business that is not deductible for tax purposes. Exclusive of discrete adjustments, our effective tax rate for 2017 would have been approximately 39.3% compared to 38.8% for 2016. The 2017 effective tax rate differed from the federal and state statutory rates primarily due to differences in allocable income for the Company’s state tax filings.

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

The following tables are a reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands, unaudited)	2017	2016	2015
Net income (loss)	$65,299	$15,196	$(671)
Add (subtract):
Interest expense, net of interest income	129,786	76,826	79,618
Income tax expense (benefit)	(124,927)	22,962	2,775
Depreciation and amortization	291,873	174,010	179,922
EBITDA	362,031	288,994	261,644

Adjustments to EBITDA:
Other, net (1)	19,314	(24,955)	(22,360)
Investment distributions (2)	29,993	32,144	45,316
Loss on extinguishment of debt	—	6,559	41,242
Non-cash, stock-based compensation (3)	2,766	3,017	3,060
Adjusted EBITDA	$414,104	$305,759	$328,902

(1)

Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$210,027	$218,233	$219,179
Investing activities	(1,042,711)	(108,287)	(119,540)
Financing activities	821,264	(98,747)	(90,440)
Increase (decrease) in cash and cash equivalents	$(11,420)	$11,199	$9,199

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $210.0 million in 2017, a decrease of $8.2 million compared to the same period in 2016.  Cash flows provided by operating activities decreased despite the additional cash flows provided by the addition of the FairPoint operations of $83.2 million primarily as a result of a reduction in revenue and additional transaction and interests costs paid in 2017 related to the acquisition of FairPoint. In addition, cash contributions to our defined benefit pension plan increased $12.2 million in 2017 compared to 2016. Cash distributions received from our wireless partnerships also decreased $2.1 million in 2017 compared to 2016.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $1,042.7 million during 2017 and consisted primarily of cash used for the acquisition of FairPoint and for capital expenditures.

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

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $181.2 million in 2017, an increase of $56.0 million compared to 2016 driven by the acquisition of FairPoint in July 2017.  Capital expenditures for 2018 are expected to be $235.0 million to $245.0 million, of which approximately 50% is planned for success-based capital projects for consumer, commercial and carrier initiatives.  Capital expenditures in 2018 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2017:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes, net of discount	$496,331	October 1, 2022	6.50%
Term loans, net of discount	1,813,069	October 5, 2023	LIBOR plus 3.00%
Revolving loan	22,000	October 5, 2021	LIBOR plus 3.00%
Capital leases	23,890		6.46	% (2)
	$2,355,290

(1)	At December 31, 2017, the 1-month LIBOR applicable to our borrowings was 1.57%. The term loans are subject to a 1.00% LIBOR floor.

(2)	Weighted-average rate.

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (as amended, the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility, an initial term loan in the aggregate amount of $900.0 million (the “Initial Term Loan”) and an incremental term loan in the aggregate amount of $935.0 million (the “Incremental Term Loan”), collectively (the “Term Loans”). The Incremental Term Loan was issued on July 3, 2017 upon completion of the FairPoint Merger, as described below.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, including certain of the FairPoint subsidiaries acquired in the Merger, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

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

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to the Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement and on December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement, pursuant to which a syndicate of lenders agreed to provide the Incremental Term Loan, subject to the satisfaction of certain conditions.  The Incremental Term Loan was made pursuant to the Incremental Facility set forth in the Credit Agreement.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Initial Term Loan and are being amortized over the term of the debt as interest expense. Ticking fees accrued on the incremental term loan commitments from January 15, 2017 through the July 3, 2017 Merger closing date at a rate of 3.00% plus LIBOR subject to a 1.00% LIBOR floor and became due and payable on the closing date.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and were amortized to interest expense over the term of the commitment period through July 2017.

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The Incremental Term Loan included an original issue discount of 0.50% and has the same maturity date and interest rate as the Initial Term Loan.  The Incremental Term Loan requires quarterly principal payments of $2.34 million, which began in December 2017.

In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement, among other things, to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint be deemed to be letters of credit under the Credit Agreement.

The revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2017, the borrowing margin for the next three month period ending March 31, 2018 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2017, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  At December 31 2016, there were no outstanding borrowings under the revolving credit facility.  Stand-by letters of credit of $18.3 million were outstanding under our revolving credit facility as of December 31, 2017.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2017, $69.7 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.58% and 4.00% at December 31, 2017 and 2016, respectively.  Interest is payable at least quarterly.

2016 Amendment to the Credit Agreement

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

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of December 31, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement. As of December 31, 2017, and including the $27.4 million dividend declared in October 2017 and paid on February 1, 2018, we had $257.7 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2017, our total net leverage ratio under the Credit Agreement was 4.09:1.00, and our interest coverage ratio was 5.73:1.00.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries, including certain of the FairPoint subsidiaries, have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

The net proceeds from the issuance of the Senior Notes, together with cash on hand, were used, in part, to finance the acquisition of Enventis Corporation (“Enventis”) in 2014 including related fees and expenses, to repay the existing indebtedness of Enventis and to redeem our then outstanding $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”).  In December 2014, we paid $84.1 million to redeem $72.8 million of the original aggregate principal amount of the 2020 Notes and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.  In June 2015, we redeemed the remaining $227.2 million of the original aggregate principal amount of the 2020 Notes.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2017, this ratio was 4.22:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $433.6 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2017 and paid on February 1, 2018, there was $888.3 million of the $1,321.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2017.  At December 31, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2018 and 2022.  As of December 31, 2017, the present value of the minimum remaining lease commitments was approximately $23.9 million, of which $11.3 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $26.0 million as of December 31, 2017, of which $2.8 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $94.1 million and $78.4 million in dividend payments to shareholders during 2017 and 2016, respectively.  In October 2017, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on February 1, 2018 to stockholders of record at the close of business on January 15, 2018.  In addition, on February 23, 2018, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2018 to stockholders of record at the close of business on April 15, 2018.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition:

	December 31,
(In thousands, except for ratio)	2017	2016
Cash and cash equivalents	$15,657	$27,077
Working capital (deficit)	(42,281)	(16,884)
Current ratio	0.83	0.89

Our net working capital position declined $25.4 million as of December 31, 2017 compared to December 31, 2016 primarily as a result of an increase in the current portion of long-term debt obligations and dividends payable as a result of the FairPoint acquisition in 2017.

Our most significant use of funds in 2018 is expected to be for: (i) dividend payments of between $110.0 million and $112.0 million; (ii) interest payments on our indebtedness of between $115.0 million and $120.0 million and principal payments on debt of $18.3 million; and (iii) capital expenditures of between $235.0 million and $245.0 million.  In the future, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2017, we had approximately $5.0 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2017, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$18,350	$36,700	$558,700	$1,729,663	$2,343,413
Interest on long-term debt obligations (1)	115,747	230,851	226,855	59,127	632,580
Capital leases	11,346	12,052	492	—	23,890
Operating leases	15,151	21,169	8,465	8,641	53,426
Unconditional purchase obligations:
Unrecorded (2)	58,913	62,132	16,898	6,273	144,216
Recorded (3)	64,853	—	—	—	64,853
Pension funding (4)	36,880	73,288	66,481	—	176,649

(1)

Interest on long-term debt includes amounts due on fixed and variable rate debt.  As the rates on our variable debt are subject to change, the rates in effect at December 31, 2017 were used in determining our future interest obligations.  Expected settlements of interest rate swap agreements were estimated using yield curves in effect at December 31, 2017.

(2)

Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the contractual terms of the contracts.

(3)	Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2017 and expected to be settled in cash.

(4)	Expected contributions to our pension and post-retirement benefit plans for the next 5 years. Actual contributions could differ from these estimates and extend beyond 5 years.

Defined Benefit Pension Plans

As required, we contribute to a qualified defined pension plan (the “Retirement Plan”) and non-qualified supplemental retirement plans (the “Supplemental Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees. In connection with the acquisition of FairPoint, we have assumed sponsorship of its two non-contributory qualified defined benefit pension plans (collectively with the Retirement Plan and Supplemental Plans, the “Pension Plans”) and a post-retirement benefit plan as of the date of acquisition. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We used a weighted average expected long-term rate of return of 7.23% and 7.75% in 2017 and 2016, respectively.  As of January 1, 2018, we estimate the weighted average long-term rate of return of Plan assets will be 7.03%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Net pension and post-retirement costs/(benefit) were $3.8 million, $2.9 million and $(2.2) million for the years ended December 31, 2017, 2016 and 2015, respectively.  We contributed $12.5 million, $0.3 million and $12.2 million in 2017, 2016 and 2015, respectively to our Pension Plans.  For our other post-retirement plans, we contributed $6.5 million, $3.6 million and $3.0 million in 2017, 2016 and 2015, respectively.  In 2018, we expect to make contributions totaling approximately $26.9 million to our Pension Plans and $10.0 million to our other post-retirement benefit plans. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  See Note 9 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Related Party Transactions

A portion of the 2020 Notes were sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”).  In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights.  In 2015, the 2020 Notes were fully redeemed and we paid an early redemption premium of $1.5 million and recognized interest expense of approximately $0.7 million in the aggregate for the 2020 Notes purchased by related parties.  In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and we recognized approximately $0.3 million in each of 2017 and 2016 in interest expense for the 2022 Notes purchased by the related party.

In December 2010, we entered into new lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  Each of the three lease agreements has a maturity date of May 31, 2021, and has been accounted for as capital leases.  Each of the three lease agreements has two five-year options to extend the terms of the lease after the expiration date.  Our Board of Directors member, Richard A. Lumpkin, and his immediate family had a beneficial ownership interest of 68.5% in 2017 and 2016, of LATEL, directly or through Agracel, Inc. (“Agracel”).  Agracel is real estate investment company of which Mr. Lumpkin, together with his family, had a beneficial interest of 37.0% in 2017 and 2016.  Agracel is the sole managing member and 50% owner of LATEL.  In addition, Mr. Lumpkin is a director of Agracel.  The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases.  The carrying value of the capital leases at December 31, 2017 and 2016 was approximately $2.2 million and $2.7 million, respectively.  We recognized $0.3 million in interest expense in 2017 and $0.4 million in interest expense in each of 2016 and 2015 and amortization expense of $0.4 million in 2017, 2016 and 2015 related to the capitalized leases.

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunication products and services to First Mid-Illinois and we received approximately $0.7 million in each of 2017 and 2016 and $0.8 million in 2015 for these services.

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to

$48.9 million through 2020.  FairPoint accepted the annual CAF Phase II funding of $37.4 million through 2020 in August 2015.  This includes CAF Phase II support in all of FairPoint’s operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II Transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $2.8 million, $1.7 million and $1.3 million during 2017, 2016 and 2015, respectively.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $3.0 million.

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

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At December 31, 2017 and 2016, the carrying value of our goodwill was $1,038.0 million and $756.9 million, respectively.  Goodwill increased $281.2 million during 2017 as a result of the acquisition of FairPoint, as described in Note 3 to the consolidated financial statements.  The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.  Following the acquisition of FairPoint, we performed a quantitative assessment of the carrying value of goodwill as of November 30, 2017.

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

The estimated fair value of our single reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions. The market-based approaches used in the valuation effort includes the publicly-traded market capitalization, guideline public companies and guideline transaction methods.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the single reporting unit.  Key assumptions used in the DCF model include the following:

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

At November 30, 2017, the fair value of the single reporting unit’s total equity on a control basis was estimated at approximately $1,275.0 million, and the associated carrying value of its equity was $496.2 million. For all valuation methods used, the fair value of equity exceeds its carrying value.  The use of different estimates or assumptions in the DCF model could result in a different fair value conclusion.  As a sensitivity calculation, if the discount rate in our DCF model was increased 100 basis points from 6.0% to 7.0%, the fair value would decrease from approximately $1,275.0 million to approximately $1,122.0 million, which would not result in an impairment of goodwill, assuming there are no changes to the market-based approaches used in the valuation. Assuming our market capitalization control based value decreased by 25%, the discount rate in our DCF model was increased 200 basis points, the DCF terminal growth rate decreased by 0.05 percentage point, and each of the market-based valuation approaches decreased in value by 5%, the fair value of approximately $1,275.0 million would decrease by approximately $497.0 million to approximately $778.2 million, which would not result in an impairment of goodwill.  As discussed above, the other market-based approaches are subject to change as a result of changing economic and competitive conditions.  Negative changes relating to the Company’s operations could result in a potential impairment of goodwill.  Changes in the overall weighting of the DCF model and the market-based approach valuation models may also impact the resulting fair value and could result in potential impairment of goodwill.

Trade Names

As discussed more fully in Note 1 to the consolidated financial statements, trade names are generally not amortized but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and two-step process quantitative process, if deemed necessary.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2017 and 2016.

For the 2017 assessment, we used the quantitative approach to evaluate the fair value compared to the carrying value of the trade names.  Based on our assessment, we concluded that the trade names were not impaired. When we use the quantitative approach to estimate the fair value of our trade names, we use DCFs based on a relief from royalty method.  If the fair value of our trade names was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the trade name.  In accordance with Accounting Codification Standard 350 Intangibles – Goodwill and Other (“ASC 350”) separately recorded indefinite-lived intangible assets, whether acquired or internally developed, shall be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another.  An indefinite-lived intangible asset may need to be removed from the accounting unit if it is disposed of, the accounting unit is reconsidered or one or more of the separate indefinite-lived intangible asset(s) within the accounting unit is now considered finite-lived rather than indefinite-lived.  We perform our impairment testing of our trade names as single units of accounting based on their use in our business.

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

The Tax Act was signed into law on December 22, 2017, making significant changes to the U.S. tax law. The new tax legislation contains several key tax provisions including, but not limited to, a reduction of the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, as well as a variety of other changes including acceleration of expensing of certain business assets acquired and placed in service after September 27, 2017, limitation of the tax deductibility of interest expense, and reductions in the amount of executive pay that could qualify as a tax deduction. The Company has calculated the provisional amount of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing.  Accounting Standard Codification 740,  Income Taxes requires us to recognize the effect of the tax law changes in the period of enactment. However, on December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  SAB 118 will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. SAB 118 would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

Pension and Post-retirement Benefits

The amounts recognized in our financial statements for pension and post-retirement benefits are determined on an actuarial basis utilizing several critical assumptions.  We make significant assumptions in regards to our pension and post-retirement plans, including the expected long-term rate of return on plan assets, the discount rate used to value the periodic pension expense and liabilities, future salary increases and actuarial assumptions relating to mortality rates and healthcare trend rates.  Changes in these estimates and other factors could significantly impact our benefit cost and obligations to maintain pension and post-retirement plans.

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 66% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted average expected long-term rate of return of 7.23% and 7.75% in 2017 and 2016, respectively. As of January 1, 2018, we estimate that the weighted average expected long-term rate of return of pension plan assets will be 7.03%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and post-retirement benefit plan obligations.  For our 2017 and 2016 projected benefit obligations, we used a discount rate of 3.75% and 4.27%, respectively, for our pension plans and 3.67% and 4.12%, respectively, for our other post-retirement plans.

Our Pension Plans are sensitive to changes in the discount rate and the expected long-term rate of return on plan assets. A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic pension cost of the Pension Plans:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease

Discount rate	$(2,661)	$2,897
Expected long-term rate of return on plan assets	$(3,758)	$3,758

Our post-retirement benefit plans are sensitive to the healthcare cost trend rate assumption. For purposes of determining the cost and obligation for post-retirement medical benefits, a 7.50% healthcare cost trend rate was assumed for 2017, declining to the ultimate trend rate of 5.00% in 2022. A 1.00% increase in the assumed healthcare cost trend rate would result in increases of approximately $4.0 million and $0.2 million in the post-retirement benefit obligation and total service and interest cost, respectively. A 1.00% decrease in the assumed healthcare cost trend would result in decreases of approximately $3.9 million and $0.2 million in the post-retirement benefit obligation and in the total service and interest cost, respectively.

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

At December 31, 2017, the fair values of the assets acquired and liabilities assumed in the FairPoint acquisition are based on a preliminary valuation, which is subject to change within the measurement period as additional information is obtained.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment.  We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment, intangible assets, pension and other post-retirement obligations and deferred income taxes.  Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.  We expect to complete the valuation of the net assets acquired during the second quarter of 2018.

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

At December 31, 2017, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of December 31, 2017, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $10.9 million and $6.3 million, respectively.

As of December 31, 2017, the fair value of our interest rate swap agreements amounted to a net liability of $0.5 million.  Pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss (“AOCI”) was $0.6 million at December 31, 2017.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-54 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2017.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

Our annual assessment of our internal control over financial reporting excludes FairPoint Communications, Inc. (“FairPoint”), which was acquired on July 3, 2017.  FairPoint’s operating revenues, net income and total assets constitute approximately 37%, 35% and 45%, respectively, of the amounts reflected in the accompanying consolidated financial statements of the Company as of and for the year ended December 31, 2017.  Under guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, except for changes resulting from the acquisition of FairPoint, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As of December 31, 2017, management is in the process of integrating FairPoint’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FairPoint Communications, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 45% of total assets as of December 31, 2017 and 37% and 35% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of FairPoint Communications, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 1, 2018

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2017.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2017.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a)	(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017	F-2
	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2017	F-3
	Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4
	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2017	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017	F-6
	Notes to Consolidated Financial Statements	F-7

	(2) Financial Statement Schedules	Location

	Independent Auditors’ Report –Ernst & Young LLP	S-1
	Pennsylvania RSA No. 6 (II) Limited Partnership Balance Sheets - As of December 31, 2017 (unaudited) and 2016 (unaudited)	S-2
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Income and Comprehensive Income – For the Years Ended December 31, 2017 (unaudited), 2016 (unaudited) and 2015	S-3
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2017 (unaudited), 2016 (unaudited) and 2015	S-4
	Pennsylvania RSA No. 6 (II) Limited Partnership Statements of Cash Flows – For the Years Ended December 31, 2017 (unaudited), 2016 (unaudited) and 2015	S-5
	Pennsylvania RSA No. 6 (II) Limited Partnership - Notes to Financial Statements	S-6

	Independent Auditors’ Report –Ernst & Young LLP	S-23
	GTE Mobilnet of Texas RSA #17 Limited Partnership Balance Sheets - As of December 31, 2017 (unaudited) and 2016	S-24
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Income and Comprehensive Income – For the Years Ended December 31, 2017 (unaudited), 2016 and 2015	S-25
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2017 (unaudited), 2016 and 2015	S-26
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Cash Flows – For the Years Ended December 31, 2017 (unaudited), 2016 and 2015	S-27
	GTE Mobilnet of Texas RSA #17 Limited Partnership - Notes to Financial Statements	S-28

All other financial statement schedules have been omitted because they are not required, not applicable, or the information is otherwise included in the notes to the financial statements.

(3) Exhibits

The exhibits listed below on the accompanying Index to Exhibits are filed or furnished as part of this report.

Exhibit No.	Description
2.1*

Agreement and Plan of Merger, dated as of December 3, 2016, by and among the Company, FairPoint Communications, Inc. and Falcon Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 3, 2016), as amended by the First Amendment thereto, dated as of January 20, 2017 (incorporated by reference to Annex I to our Registration Statement on Form S-4/A, as filed on February 24, 2017)

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)
3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 3, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 4, 2011)

3.3

Amended and Restated Bylaws of Consolidated Communications Holdings Inc., as amended as of June 29, 2014 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated June 29, 2014)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)
4.2

Indenture, dated as of September 18, 2014, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance II Co. (“CCFII Co.”) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

4.3

First Supplemental Indenture, dated as of October 16, 2014, among the Company, CCI, Consolidated Communications Enterprise Services, Inc. (“CCES”), Consolidated Communications of Fort Bend Company (“CCFBC”) Consolidated Communications of Pennsylvania Company, LLC (“CCPC”), Consolidated Communications Services Company (“CCSC”), Consolidated Communications of Texas Company (“CCTC”), SureWest Communications (“SW Communications”), SureWest Fiber Ventures, LLC (“SW Fiber Ventures”), SureWest Kansas, Inc. (“SW Kansas”), SureWest Long Distance (“SW Long Distance”), SureWest Telephone (“SW Telephone”), SureWest TeleVideo (“SW TeleVideo”), and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 16, 2014)

4.4

Second Supplemental Indenture, dated as of November 14, 2014, among Enventis Corporation, Cable Network, Inc., Crystal Communications, Inc., Enventis Telecom, Inc., Heartland Telecommunications Company of Iowa, Inc., Mankato Citizens Telephone Company, Mid-Communications, Inc., National Independent Billing, Inc., IdeaOne Telecom Inc. and Enterprise Integration Services, Inc. (collectively, the “Enventis Subsidiaries”), CCI and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2014)

4.5

Third Supplemental Indenture, dated as of June 8, 2015, among CCES, CCFBC,  CCPC,  CCSC,  CCTC,  SW Fiber Ventures,  SW Kansas,  SW Telephone,  SW TeleVideo, each of the Enventis Subsidiaries; the Company; CCI; and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 8, 2015)

4.6

Fourth Supplemental Indenture, dated as of January 1, 2016, among CCTC; Consolidated Communications of Fort Bend Company; CCSC; Consolidated Communications Enterprise Services, Inc.; Consolidated Communications of Pennsylvania Company, LLC; Consolidated Communications of California Company; Crystal Communications, Inc.; Enventis Telecom, Inc.; Consolidated Communications of Iowa Company; Consolidated Communications of Minnesota Company; Consolidated Communications of Mid-Comm. Company, IdeaOne Telecom, Inc.; SureWest TeleVideo.; the Company; Consolidated Communications, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 1, 2016)

4.7**

Joinder Agreement (to Guaranty Agreement and Collateral Agreement), dated as of November 14, 2014, among each of the Enventis Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Second Amended and Restated Credit Agreement dated December 23, 2013 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2014)

4.8**

Joinder Agreement, dated as of July 3, 2017, among CCI, the subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K dated July 3, 2017)

4.9

Fifth Supplemental Indenture, dated as of July 3, 2017, among the Company, CCI, the subsidiaries of the Company party thereto and Well Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.3 to our Current Report on Form 8-K dated July 3, 2017)

4.10**

Joinder Agreement, dated as of August 4, 2017, among CCI, the subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K dated August 4, 2017)

4.11

Sixth Supplemental Indenture, dated as of August 4, 2017, among the Company, CCI, the subsidiaries of the Company party thereto and Well Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K dated August 4, 2017)

4.12	Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)
10.1

Restatement Agreement, dated as of October 5, 2016, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent, including the Third Amended and Restated Credit Agreement attached as Annex A to the Restatement Agreement, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, attached as Annex A to such Restatement Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 5, 2016), as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 14, 2016, by and among the Company, CCI, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto  (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2016) Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, CCI, certain other subsidiaries of the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016) and Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of July 3, 2017, by and among the Company, CCI, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2017)

10.2

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.3

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.4

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2010)

10.5

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 22, 2010)

10.6

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 22, 2010)

10.7***

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

10.8***

Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (as amended and restated effective May 4, 2015) (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed with the SEC on March 27, 2015)

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

10.13***	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.14***	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.15***	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2017)
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
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

***Compensatory plan or arrangement.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on March 1, 2018.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	March 1, 2018
	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	March 1, 2018
	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Chairman of the Board	March 1, 2018
Robert J. Currey

By:	/s/ RICHARD A. LUMPKIN	Director	March 1, 2018
Richard A. Lumpkin

By:	/s/ ROGER H. MOORE	Director	March 1, 2018
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	March 1, 2018
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	March 1, 2018
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	March 1, 2018
Thomas A. Gerke

By:	/s/ DALE E. PARKER	Director	March 1, 2018
Dale E. Parker

By:	/s/ WAYNE L. WILSON	Director	March 1, 2018
Wayne L. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
St. Louis, Missouri
March 1, 2018

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Net revenues	$1,059,574	$743,177	$775,737

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	446,065	322,792	328,400
Selling, general and administrative expenses	249,332	157,111	178,227
Acquisition and other transaction costs	33,650	1,214	1,413
Loss on impairment	—	610	—
Depreciation and amortization	291,873	174,010	179,922
Income from operations	38,654	87,440	87,775

Other income (expense):
Interest expense, net of interest income	(129,786)	(76,826)	(79,618)
Loss on extinguishment of debt	—	(6,559)	(41,242)
Investment income	31,749	32,972	36,690
Other, net	(245)	1,131	(1,501)
Income (loss) before income taxes	(59,628)	38,158	2,104

Income tax expense (benefit)	(124,927)	22,962	2,775

Net income (loss)	65,299	15,196	(671)
Less: net income attributable to noncontrolling interest	354	265	210
Net income (loss) attributable to common shareholders	$64,945	$14,931	$(881)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$1.07	$0.29	$(0.02)

Dividends declared per common share	$1.55	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$65,299	$15,196	$(671)
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax (benefit) of $(2,833), $(9,534) and $(3,533) in 2017, 2016 and 2015, respectively	(4,467)	(14,831)	(5,547)
Amortization of actuarial losses and prior service credit to earnings, net of tax expense of $2,081, $1,738 and $1,098 in 2017, 2016 and 2015, respectively	3,153	2,706	1,707
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax (benefit) of $(161), $(180) and $(672) in 2017, 2016 and 2015, respectively	(250)	(289)	(1,072)
Reclassification of realized loss to earnings, net of tax expense of $488, $516 and $518 in 2017, 2016 and 2015, respectively	758	836	853
Comprehensive income (loss)	64,493	3,618	(4,730)
Less: comprehensive income attributable to noncontrolling interest	354	265	210
Total comprehensive income (loss) attributable to common shareholders	$64,139	$3,353	$(4,940)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,657	$27,077
Accounts receivable, net of allowance for doubtful accounts	121,528	56,216
Income tax receivable	21,846	21,616
Prepaid expenses and other current assets	33,318	28,292
Assets held for sale	21,310	—
Total current assets	213,659	133,201

Property, plant and equipment, net	2,037,606	1,055,186
Investments	108,858	106,221
Goodwill	1,038,032	756,877
Other intangible assets	306,783	31,612
Other assets	14,188	9,661
Total assets	$3,719,126	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,143	$6,766
Advance billings and customer deposits	42,526	26,438
Dividends payable	27,418	19,605
Accrued compensation	49,770	16,971
Accrued interest	9,343	11,260
Accrued expense	72,041	54,123
Current portion of long-term debt and capital lease obligations	29,696	14,922
Liabilities held for sale	1,003	—
Total current liabilities	255,940	150,085

Long-term debt and capital lease obligations	2,311,514	1,376,754
Deferred income taxes	209,720	244,298
Pension and other post-retirement obligations	334,193	130,793
Other long-term liabilities	33,817	14,573
Total liabilities	3,145,184	1,916,503

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 70,777,354 and 50,612,362 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	708	506
Additional paid-in capital	615,662	217,725
Accumulated other comprehensive loss, net	(48,083)	(47,277)
Noncontrolling interest	5,655	5,301
Total shareholders’ equity	573,942	176,255
Total liabilities and shareholders’ equity	$3,719,126	$2,092,758

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2014	50,365	$504	$357,139	$—	$(31,640)	$4,826	$330,829
Cash dividends on common stock	—	—	(78,250)	—	—	—	(78,250)
Shares issued under employee plan, net of forfeitures	161	1	770	—	—	—	771
Non-cash, share-based compensation	—	—	2,994	—	—	—	2,994
Purchase and retirement of common stock	(56)	—	(1,125)	—	—	—	(1,125)
Tax on restricted stock vesting	—	—	210	—	—	—	210
Other comprehensive income (loss)	—	—	—	—	(4,059)	—	(4,059)
Net income (loss)	—	—	—	(881)	—	210	(671)
Balance at December 31, 2015	50,470	$505	$281,738	$(881)	$(35,699)	$5,036	$250,699
Cash dividends on common stock	—	—	(64,423)	(14,050)	—	—	(78,473)
Shares issued under employee plan, net of forfeitures	188	1	94	—	—	—	95
Non-cash, share-based compensation	—	—	2,980	—	—	—	2,980
Purchase and retirement of common stock	(46)	—	(1,231)	—	—	—	(1,231)
Tax on restricted stock vesting	—	—	(1,433)	—	—	—	(1,433)
Other comprehensive income (loss)	—	—	—	—	(11,578)	—	(11,578)
Net income	—	—	—	14,931	—	265	15,196
Balance at December 31, 2016	50,612	$506	$217,725	$—	$(47,277)	$5,301	$176,255
Cash dividends on common stock	—	—	(34,764)	(67,187)	—	—	(101,951)
Shares issued upon acquisition of FairPoint	20,104	201	430,752	—	—	—	430,953
Shares issued under employee plan, net of forfeitures	121	1	104	—	—	—	105
Non-cash, share-based compensation	—	—	2,766	—	—	—	2,766
Purchase and retirement of common stock	(60)	—	(571)	—	—	—	(571)
Other comprehensive income (loss)	—	—	—	—	(806)	—	(806)
Cumulative adjustment: unrecognized excess tax benefits	—	—	—	2,242	—	—	2,242
Other	—	—	(350)	—	—	—	(350)
Net income	—	—	—	64,945	—	354	65,299
Balance at December 31, 2017	70,777	$708	$615,662	$—	$(48,083)	$5,655	$573,942

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$65,299	$15,196	$(671)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,873	174,010	179,922
Deferred income taxes	(126,127)	20,863	5,828
Cash distributions from wireless partnerships in excess of/(less than) current earnings	(1,411)	(504)	8,585
Stock-based compensation expense	2,766	3,017	3,060
Amortization of deferred financing costs	17,076	3,223	3,378
Loss on extinguishment of debt	—	6,559	41,242
Other, net	3,208	(920)	506
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	(2,607)	5,353	8,688
Income tax receivable	180	2,251	(4,927)
Prepaids and other assets	1,059	(14,282)	163
Accounts payable	4,968	(1,067)	(2,701)
Accrued expenses and other liabilities	(46,257)	4,534	(23,894)
Net cash provided by operating activities	210,027	218,233	219,179

Cash flows from investing activities:
Business acquisition, net of cash acquired	(862,385)	(13,422)	—
Purchases of property, plant and equipment, net	(181,185)	(125,192)	(133,934)
Proceeds from sale of assets	859	208	13,548
Proceeds from business dispositions	—	30,119	—
Proceeds from sale of investments	—	—	846
Net cash used in investing activities	(1,042,711)	(108,287)	(119,540)

Cash flows from financing activities:
Proceeds from bond offering	—	—	294,780
Proceeds from issuance of long-term debt	1,052,325	936,750	69,000
Payment of capital lease obligations	(7,933)	(2,885)	(1,107)
Payment on long-term debt	(111,337)	(943,050)	(107,100)
Redemption of senior notes	—	—	(261,874)
Payment of financing costs	(16,732)	(9,912)	(4,805)
Share repurchases for minimum tax withholding	(571)	(1,231)	(1,125)
Dividends on common stock	(94,138)	(78,419)	(78,209)
Other	(350)	—	—
Net cash provided by (used in) financing activities	821,264	(98,747)	(90,440)
Increase (decrease) in cash and cash equivalents	(11,420)	11,199	9,199
Cash and cash equivalents at beginning of period	27,077	15,878	6,679
Cash and cash equivalents at end of period	$15,657	$27,077	$15,878

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company”, “we” or “our”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a 24-state service area.

Leveraging our advanced fiber network spanning more than 36,000 fiber route miles, we offer residential Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT Services, and an expanded suite of cloud services.  As of December 31, 2017, we had approximately 972 thousand voice connections, 784 thousand data connections and 103 thousand video connections.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from those estimates.  Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) revenue recognition (Note 1), (iii) the determination of deferred tax asset and liability balances (Notes 1 and 10), (iv) pension plan and other post-retirement costs and obligations (Notes 1 and 9) and (v) business combinations (Note 3).

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

On December 3, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with FairPoint Communications, Inc. (“FairPoint”) to acquire all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  On July 3, 2017, the merger (the “Merger”) was completed and FairPoint became a wholly owned subsidiary of the Company.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 3.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds. The carrying amounts of our cash equivalents approximate their fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due to the Company from normal business activities.  We maintain an allowance for doubtful accounts for estimated losses that result from the inability of our customers to make required payments.  The allowance for doubtful accounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings.  In addition, for larger accounts, we perform analyses of risks on a customer-specific basis.  We perform ongoing credit evaluations of our customers’ financial condition and management believes that an adequate allowance for doubtful accounts has been provided.  Uncollectible accounts are removed from accounts receivable and are charged against the allowance for doubtful accounts when internal collection efforts have been unsuccessful.  The following table summarizes the activity in allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of year	$2,813	$3,235	$2,752
Provision charged to expense	7,072	2,798	3,525
Write-offs, less recoveries	(6,516)	(3,220)	(3,042)
Acquired allowance for doubtful accounts	3,298	—	—
Balance at end of year	$6,667	$2,813	$3,235

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

Property, plant and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,	December 31,	Estimated
(In thousands)	2017	2016	Useful Lives
Land and buildings	$252,369	$105,923	18	-	40	years
Central office switching and transmission	1,099,948	861,608	3	-	25	years
Outside plant cable, wire and fiber facilities	1,843,896	1,201,042	3	-	50	years
Furniture, fixtures and equipment	265,045	167,125	3	-	15	years
Assets under capital lease	45,135	28,355	3	-	11	years
Total plant in service	3,506,393	2,364,053
Less: accumulated depreciation and amortization	(1,598,093)	(1,345,551)
Plant in service	1,908,300	1,018,502
Construction in progress	89,144	21,956
Construction inventory	40,162	14,728
Totals	$2,037,606	$1,055,186

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

Depreciation and amortization expense related to property, plant and equipment was $263.8 million, $161.1 million and $167.1 million in 2017, 2016 and 2015, respectively.  Amortization of assets under capital leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

For the 2017 assessment, we evaluated the fair value of goodwill compared to the carrying value using the quantitative approach.  When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  For the November 30, 2017 assessment, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2017 and that there was no impairment of goodwill.

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

If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill in a manner similar to a purchase price allocation.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of goodwill is greater than the implied fair value of that goodwill, then an impairment charge would be recorded equal to the difference between the implied fair value and the carrying value.  We did not recognize any goodwill impairment in 2017, 2016 or 2015 as a result of the impairment test.

At December 31, 2017 and 2016, the carrying value of goodwill was $1,038.0 million and $756.9 million, respectively.  Goodwill increased $281.2 million during 2017 as a result of the acquisition of FairPoint, as described in Note 3.

Trade Names

Our most valuable trade name is the federally registered mark CONSOLIDATED, a design of interlocking circles, which is used in association with our telephone communication services.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  Trade names with indefinite useful lives are not amortized but are tested for impairment at least annually.  If facts and circumstances change relating to a trade name’s continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2017 and 2016.

For the 2017 assessment, we used the quantitative approach to evaluate the fair value compared to the carrying value of the trade names.  Based on our assessment, we concluded that the fair value of the trade names continued to exceed the carrying value.  When we use the quantitative approach to estimate the fair value of our trade names, we use DCFs based on a relief from royalty method.  If the fair value of our trade names was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.  We perform our impairment testing of our trade names as single units of accounting based on their use in our single reporting unit.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, trade names of acquired companies and other intangible assets.  Finite-lived intangible assets are amortized using an accelerated amortization method or on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2017, 2016 or 2015.

The components of finite-lived intangible assets are as follows:

					December 31, 2017		December 31, 2016
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	3	-	13	years	$516,561	$(223,261)	$216,261	$(198,353)
Trade names	<1	-	2	years	3,390	(3,390)	2,290	(2,290)
Other intangible assets	1	-	5	years	7,380	(4,454)	5,600	(2,453)
Total					$527,331	$(231,105)	$224,151	$(203,096)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2017, 2016 and 2015 was $28.0 million, $12.9 million and $12.8 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2018	$66,341
2019	66,131
2020	50,441
2021	39,373
2022	30,850
Thereafter	43,090
Total	$296,226

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

Derivative financial instruments are recorded at fair value in our consolidated balance sheet.  Fair value is determined based on projected interest rate yield curves and an estimate of our nonperformance risk or our counterparty’s nonperformance credit risk, as applicable.  We do not anticipate any nonperformance by any counterparty.

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

Pension Plan and Other Post-Retirement Benefits

We maintain noncontributory defined benefit pension plans and provide certain post-retirement health care and life insurance benefits to certain eligible employees.  We also maintain two unfunded supplemental retirement plans to provide incremental pension payments to certain former employees. See Note 9 for a more detailed discussion regarding our pension and other post-retirement benefits.

We recognize pension and post-retirement benefits expense during the current period in the consolidated statement of operations using certain assumptions, including the expected long-term rate of return on plan assets, interest cost implied by the discount rate, expected health care cost trend rate and the amortization of unrecognized gains and losses.  We determine expected long-term rate of return on plan assets by considering historical investment performance, plan asset allocation strategies and return forecasts for each asset class and input from its advisors. Projected returns by such advisors were based on broad equity and fixed income indices. The expected long-term rate of return is reviewed annually in conjunction with other plan assumptions, if considered necessary, revised to reflect changes in the financial markets and the investment strategy.  Our plan assets are valued at fair value as of the measurement date.

Our discount rate assumption is determined annually to reflect the rate at which the benefits could be effectively settled and approximate the timing of expected future payments based on current market determined interest rates for similar obligations. We use bond matching model BOND:Link comprising of high quality corporate bonds to match cash flows to the expected benefit payments.

We recognize the overfunded or underfunded status of our defined benefit pension and post-retirement plans as either an asset or liability in the consolidated balance sheet.  Actuarial gains and losses that arise during the year are recognized as a component of comprehensive income (loss), net of applicable income taxes, and included in accumulated other comprehensive income (loss). These gains and losses are amortized over future years as a component of the net periodic benefit cost.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 10 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate.  We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions and tax planning opportunities available in the jurisdictions in which we operate.  We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards.  We establish valuation allowances when necessary to reduce the carrying amount of deferred income tax assets to the amounts that we believe are more likely than not to be realized.  We evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets.  When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse.  As we operate in more than one state, changes in our state apportionment factors, based on operating results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities.  We record a change in tax rates in our consolidated financial statements in the period of enactment.

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

Subsidies and Surcharges

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality telephone service at affordable prices in rural areas.  These revenues are calculated by the administering government agency based on information we provide.  There is a reasonable possibility that out-of-period subsidy adjustments may be recorded in the future, but they are expected to be immaterial to our results of operations, financial position and cash flows.

We collect and remit Federal Universal Service contributions on a gross basis, which resulted in recorded revenue of approximately $11.7 million, $12.7 million and $13.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $10.9 million, $8.7 million and $8.3 million in 2017, 2016 and 2015, respectively.

Statement of Cash Flows Information

During 2017, 2016 and 2015, we made payments for interest and income taxes as follows:

(In thousands)	2017	2016	2015
Interest, net of amounts capitalized ($1,246, $1,152 and $1,373 in 2017, 2016 and 2015, respectively)	$106,499	$69,536	$76,823
Income taxes (received) paid, net	$953	$(183)	$1,835

Noncash investing and financing activities:

In 2017, 2016 and 2015, we acquired equipment of $12.8 million, $12.2 million and $4.1 million, respectively, through capital lease agreements.

In 2017, we issued 20.1 million shares of the Company’s common stock with a market value of $431.0 million in connection with the acquisition of FairPoint as described in Note 3.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”) which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

Effective January 1, 2017, we adopted the Accounting Standards Update (“ASU”) No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, calculation of compensation expense and classification on the statement of cash flows. ASU 2016-09 requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting to be recognized as income tax expense or benefit in the income statement on a prospective basis. Previously, these amounts were recognized in additional paid-in capital (“APIC”). The impact of this change was not material for the year ended December 31, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be excluded from the assumed proceeds in the calculation of diluted shares when using the treasury stock method. This requirement did not have a material impact on diluted earnings per share for the year ended December 31, 2017.

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

ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. We have elected to recognize forfeitures as they occur and the cumulative impact of this change was not material to our consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued the ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which replaces the current revenue recognition requirements in US GAAP.  The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, ASU 2014-09 requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Two transition methods are permitted under ASU 2014-09, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  In August 2015, the FASB issued the ASU No. 2015-14 (“ASU 2015-14”), Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year.  Accordingly, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017.

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for open contracts.  Under this transition method, the accounting change is applied to the current period with a cumulative effect adjustment recorded to opening retained earnings.  Previously reported results will not be restated under this transition method.  The adoption of this new standard will result in the deferral of contract acquisition costs over the contract performance period instead of expensed as incurred.  The adoption will also result in additional disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by the Company in applying the new five-step revenue model. The Company has implemented new processes and internal controls to enable the preparation of financial information upon adoption.

During the first quarter of 2018, we will record a cumulative effect adjustment to opening retained earnings related to the adoption.  Based on information currently available to us, we estimate the adoption will result in an increase to opening retained earnings of approximately $2.0 million to $4.0 million.

In May 2017, the FASB issued the ASU No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, Compensation – Stock Compensation. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017. We adopted this update as of January 1, 2018 and will apply this guidance to applicable transactions after the adoption date.

In March 2017, the FASB issued the ASU No. 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires presentation of the service cost component of net periodic benefit cost within the same income statement line item as other compensation costs arising from services rendered by relevant employees during the period, and presentation of the other cost components of net periodic benefit cost separately and outside of the income from operations subtotal. In addition, only the service cost component is eligible for capitalization. The new guidance is effective for annual and interim periods beginning after

December 15, 2017 and should be applied retrospectively for the presentation of the service cost and prospectively for the capitalization of the service cost component in assets. We adopted ASU 2017-07 as of January 1, 2018 and will present other cost components of net periodic benefit cost separately within non-operating income (expense) on the statement of operations beginning in the first quarter of 2018. We do not expect a change in the capitalization requirement to have a material impact on our consolidated financial statements. See Note 9 for the amount of each component of net periodic pension and post-retirement benefit costs.

In February 2017, the FASB issued the ASU No. 2017-05 (“ASU 2017-05”), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides additional guidance to (i) clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers, and (ii) clarify the accounting for partial sales of nonfinancial assets. ASU 2017-05 is effective for annual and interim periods beginning after December 15, 2017 and can be applied using the retrospective or modified retrospective method. We adopted ASU 2017-05 as of January 1, 2018 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

In January 2017, FASB issued the ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the updated guidance, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance is effective for annual and interim goodwill tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment testing performed after January 1, 2017. We adopted ASU 2017-04 as of January 1, 2018 and do not expect it to have a material impact on our testing of goodwill.

In January 2017, the FASB issued the ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. We adopted this update as of January 1, 2018 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued the ASU No. 2016-16 (“ASU 2016-16”), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates the existing exception prohibiting the recognition of the income tax consequences for intra-entity asset transfers until the asset has been sold to an outside party. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted this update as of January 1, 2018 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued the ASU No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and should be applied retrospectively. We adopted this update as of January 1, 2018 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued the ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.   The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued the ASU Update No. 2017-12 (“ASU 2017-12”), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued the ASU No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We have not yet made a decision on the timing of adoption and are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued the ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the population of our leases and anticipate that most of our operating lease commitments will be recognized on our consolidated balance sheets. We plan to adopt this update effective January 1, 2019 and are continuing to assess the potential impact of this update on our consolidated financial statements and related disclosures.

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

The computation of basic and diluted earnings per share attributable to common shareholders computed using the two-class method is as follows:

(In thousands, except per share amounts)	2017	2016	2015
Net income (loss)	$65,299	$15,196	$(671)
Less: net income attributable to noncontrolling interest	354	265	210
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	64,945	14,931	(881)
Less: earnings allocated to participating securities	362	524	—
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$64,583	$14,407	$(881)

Weighted-average number of common shares outstanding	60,373	50,301	50,176

Net income (loss) per common share attributable to common shareholders - basic and diluted	$1.07	$0.29	$(0.02)

Diluted earnings (loss) per common share attributable to common shareholders for each of the years ended December 31, 2017, 2016 and 2015 excludes 0.3 million shares that could be issued under our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect.

3.ACQUISITIONS AND DIVESTITURES

Acquisitions

FairPoint Communications, Inc.

On July 3, 2017, we completed our merger with FairPoint and pursuant to the terms of a definitive agreement and the Merger Agreement acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the Merger, each share of common stock, par value of $0.01 per share, of FairPoint issued and outstanding immediately prior to the effective time of the Merger converted into and became the right to receive 0.7300 shares of common stock, par value $0.01 per share, of Consolidated and cash in lieu of fractional shares, as set forth in the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the Merger Agreement, the total value of the consideration to be exchanged was $431.0 million, exclusive of debt of approximately $919.3 million.  On the date of the Merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders and we assumed approximately 2,615,153 outstanding warrants, each eligible to purchase one share of the Company’s common stock at an exercise price of $66.86 per share, subject to adjustment in accordance with the warrant agreement, and exercisable any time on or prior to January 24, 2018.  On January 24, 2018, all of the warrants expired in accordance with their terms without being exercised.

In connection with the Merger, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in Note 6, that, in addition to cash on hand and other sources of liquidity, was used to repay the existing indebtedness of FairPoint and pay the fees and expenses in connection with the Merger.

The acquisition was accounted for in accordance with the acquisition method of accounting for business combinations.  The tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition.

The preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

(In thousands)
Cash and cash equivalents	$56,980
Accounts receivable	62,805
Other current assets	22,012
Assets held for sale	21,417
Property, plant and equipment	1,053,562
Intangible assets	303,180
Other long-term assets	2,685
Total assets acquired	1,522,641

Current liabilities	123,034
Liabilities held for sale	1,016
Pension and other post-retirement obligations	219,298
Deferred income taxes	94,214
Other long-term liabilities	15,916
Total liabilities assumed	453,478
Net fair value of assets acquired	1,069,163
Goodwill	281,155
Total consideration transferred	$1,350,318

The fair values of the assets acquired and liabilities assumed are based on a preliminary valuation, which is subject to change within the measurement period.  Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ materially from the preliminary assessment.  We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property, plant and equipment, intangible assets, pension and other post-retirement obligations and deferred income taxes.  The preliminary assessment does not include the fair value of potential contingent assets arising from a pre-acquisition gain contingency as we are in the process of assessing the outcome and value of the contingency as of the date of the acquisition.  Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy and the synergies expected to be realized from the acquisition.  Amortization of goodwill is not deductible for income tax purposes.

Based on the preliminary valuation analysis, the identifiable intangible assets acquired consisted of customer relationships of $300.3 million, tradenames of $1.1 million and non-compete agreements of $1.8 million.  The customer relationships are being amortized using an accelerated amortization method over their preliminary estimated useful lives of seven to eleven years depending on the nature of the customer.  The tradenames and non-compete agreements are amortized using the straight-line method over their preliminary estimated useful lives of six months and one year, respectively.

During the quarter ended December 31, 2017, we made certain adjustments to the fair value of the identifiable assets acquired and liabilities assumed which resulted in an increase in property, plant and equipment of $8.1 million, intangible assets of $0.1 million, other long-term liabilities of $1.7 million and deferred income taxes of $5.1 million and a decrease in pension and other post-retirement obligations of $2.9 million.  The net impact of the adjustments increased net assets acquired and reduced goodwill by $4.3 million.

As discussed in the “Divestitures” section below, we have committed to a formal plan to sell certain assets of FairPoint and these assets have been classified as held for sale at the acquisition date.  In connection with the classification as assets held for sale at the acquisition date, the carrying value of these assets was recorded at their estimated fair value of approximately $20.4 million, which was determined based on the estimated selling price less costs to sell.

The results of operations of FairPoint have been reported in our consolidated financial statements as of the effective date of the acquisition.  For the year ended December 31, 2017, FairPoint contributed operating revenues of $389.5 million and net income of $22.7 million, which included $12.3 million in acquisition related costs.  Upon closing of the FairPoint acquisition or shortly thereafter, various triggering events occurred which resulted in payment of  obligations arising with respect to various change in control agreements and other contingent payments to certain FairPoint employees.  The estimated aggregate cash payments due in connection with these agreements is approximately $10.0 million of which $9.6 million was recognized in operating expenses during the year ended December 31, 2017 and $0.2 million is expected to be paid during 2018 with the remainder due in 2019.

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

(Unaudited; in thousands, except per share amounts)	2017	2016
Operating revenues	$1,460,620	$1,567,620
Income from operations	$57,980	$288,482
Net income	$91,131	$111,723
Less: net income attributable to noncontrolling interest	354	265
Net income attributable to common stockholders	$90,777	$111,458

Net income per common share-basic and diluted	$1.29	$1.58

Transaction costs related to the acquisition of FairPoint were $33.0 million during the year ended December 31, 2017, which are included in acquisition and other transaction costs in the consolidated statements of operations.  These costs are considered to be non-recurring in nature and therefore pro forma adjustments have been made to exclude these costs from the pro forma results of operations.

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

Divestitures

In August 2017, we committed to a formal plan to sell our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company, collectively (“Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  In November 2017, the Company entered into an agreement to sell all of the issued and outstanding stock of Peoples in exchange for cash of approximately $21.0 million, subject to certain contractual adjustments.  The closing of the transaction is subject to certain regulatory approvals, which are expected to be completed in the first quarter of 2018.

As of the acquisition date, the net assets to be sold have been classified as held for sale in the consolidated balance sheet.  The expected sale of these assets has not been reported as discontinued operations in the consolidated statements of operations as the annual revenues of these operations is less than 1% of the consolidated operating revenues.  The estimated fair value of the net assets held for sale was determined based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy at December 31, 2017.

At December 31, 2017, the major classes of assets and liabilities to be sold consisted of the following:

(In thousands)
Current assets	$227
Property, plant and equipment	4,254
Goodwill	16,829
Total assets	$21,310

Current liabilities	$701
Deferred taxes	302
Total liabilities	$1,003

On December 6, 2016, we completed the sale of substantially all of the assets of the Company’s Enterprise Services equipment and IT Services business (“EIS”) to ePlus Technology inc. (“ePlus”) for cash proceeds of $9.2 million net of a customary working capital adjustment.  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services.  The strategic partnership provides our business customers access to a broader suite of IT solutions, and also provides ePlus customers access to Consolidated’s business network services.  During the year ended December 31, 2016, we recognized a gain of $0.6 million on the sale, net of selling costs, which is included in other, net in the consolidated statement of operations.

On May 3, 2016, we entered into a definitive agreement to sell all of the issued and outstanding stock of our non-core, rural local exchange carrier business located in northwest Iowa, Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC provides telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed on September 1, 2016 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  In May 2016, in connection with the expected sale, the carrying value of CCIC was reduced to its estimated fair value and we recognized an impairment loss of $0.6 million during the year ended December 31, 2016.  We recognized an additional loss on the sale of $0.3 million during the year ended December 31, 2016, which is included in other, net in the consolidated statement of operations, as a result of changes in estimated working capital.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the year ended December 31, 2016 to reflect the tax impact of the divestiture.  See Note 10 for additional income tax related information regarding this transaction.

4.INVESTMENTS

Our investments are as follows:

(In thousands)	2017	2016
Cash surrender value of life insurance policies	$2,272	$2,156
Cost method investments:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	9,105	8,138
Other	343	200
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,375	17,160
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,300	6,540
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	28,063	27,627
Totals	$108,858	$106,221

Cost Method

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we use the cost method to account for both of these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year.  In 2017, 2016 and 2015, we received cash distributions from these partnerships totaling $12.8 million, $12.9 million and $14.6 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In 2017, 2016 and 2015, we received cash distributions from these partnerships totaling $17.2 million, $19.2 million and $30.7 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million as of December 31, 2017 and 2016.

In 2015, we sold our 6.96% interest in Central Valley Independent Network, LLC (“CVIN”), a joint enterprise comprised of affiliates of several independent telephone companies located in central and northern California.  CVIN provides network services and oversees a broadband infrastructure project designed to expand and improve the availability of network services to counties in central California.  As a result of the sale, we recognized an other-than-temporary impairment loss of $0.8 million during the year ended December 31, 2015 to reduce the investment to its estimated fair value.  The impairment charge is included in investment income within other income (expense) in the consolidated statements of operations.  We did not receive any distributions from this partnership in 2015.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2017	2016	2015
Total revenues	$350,611	$334,421	$348,595
Income from operations	104,973	97,075	105,495
Net income before taxes	103,497	95,473	104,568
Net income	103,497	95,473	104,568

Current assets	$78,782	$64,083	$57,716
Non-current assets	95,959	89,651	96,197
Current liabilities	22,472	21,985	20,576
Non-current liabilities	51,463	51,836	52,414
Partnership equity	100,806	79,913	80,923

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

Our interest rate swap liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 were as follows:

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$1,256	$—	$1,256	$—
Current interest rate swap liabilities	(27)	—	(27)	—
Long-term interest rate swap liabilities	(1,761)	—	(1,761)	—
Total	$(532)	$—	$(532)	$—

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$398	$—	$398	$—
Current interest rate swap liabilities	(453)	—	(453)	—
Long-term interest rate swap liabilities	(216)	—	(216)	—
Total	$(271)	$—	$(271)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2017 and 2016.

	As of December 31, 2017		As of December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$52,738	n/a	$51,327	n/a
Investments, at cost	$53,848	n/a	$52,738	n/a
Long-term debt, excluding capital leases	$2,331,400	$2,253,545	$1,388,786	$1,390,773

Cost & Equity Method Investments

Our investments at December 31, 2017 and 2016 accounted for under both the equity and cost methods consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit agreement was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2017 and 2016:

(In thousands)	2017	2016
Senior secured credit facility:
Term loans, net of discounts of $8,344 and $4,662 at December 31, 2017 and 2016, respectively	$1,813,069	$893,088
Revolving loan	22,000	—
6.50% Senior notes due 2022, net of discount of $3,669 and $4,302 at December 31, 2017 and 2016, respectively	496,331	495,698
Capital leases	23,890	16,857
	2,355,290	1,405,643
Less: current portion of long-term debt and capital leases	(29,696)	(14,922)
Less: deferred debt issuance costs	(14,080)	(13,967)
Total long-term debt	$2,311,514	$1,376,754

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (as amended, the “Credit Agreement”).  The Credit Agreement consists of a $110.0 million revolving credit facility, an initial term loan in the aggregate amount of $900.0 million (the “Initial Term Loan”) and an incremental term loan in the aggregate amount of $935.0 million (the “Incremental

Term Loan”), collectively (the “Term Loans”). The Incremental Term Loan was issued on July 3, 2017 upon completion of the FairPoint Merger, as described below.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, including certain of the FairPoint subsidiaries acquired in the Merger, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

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

In connection with the execution of the Merger Agreement, in December 2016, the Company entered into two amendments to the Credit Agreement to secure committed financing related to the acquisition of FairPoint.  On December 14, 2016, we entered into Amendment No. 1 to the Credit Agreement and on December 21, 2016, the Company entered into Amendment No. 2 to the Credit Agreement, pursuant to which a syndicate of lenders agreed to provide the Incremental Term Loan, subject to the satisfaction of certain conditions.  The Incremental Term Loan was made pursuant to the Incremental Facility set forth in the Credit Agreement.  Fees of $2.5 million paid to the lenders in connection with Amendment No. 1 are reflected as an additional discount on the Initial Term Loan and are being amortized over the term of the debt as interest expense. Ticking fees accrued on the incremental term loan commitments from January 15, 2017 through the July 3, 2017 Merger closing date at a rate of 3.00% plus LIBOR subject to a 1.00% LIBOR floor and became due and payable on the closing date.  In connection with entering into the committed financing, commitment fees of $14.0 million were capitalized in December 2016 and were amortized to interest expense over the term of the commitment period through July 2017.

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The Incremental Term Loan included an original issue discount of 0.50% and has the same maturity date and interest rate as the Initial Term Loan.  The Incremental Term Loan requires quarterly principal payments of $2.34 million, which began in December 2017.

In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement, among other things, to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint be deemed to be letters of credit under the Credit Agreement.

The revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2017, the borrowing margin for the next three month period ending March 31, 2018 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2017, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  At December 31 2016, there were no outstanding borrowings under the revolving credit facility.  Stand-by letters of credit of $18.3 million were outstanding under our revolving credit facility as of December 31, 2017.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2017, $69.7 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.58% and 4.00% at December 31, 2017 and 2016, respectively.  Interest is payable at least quarterly.

2016 Amendment to the Credit Agreement

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

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of December 31, 2017, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our Available Cash as defined in our Credit Agreement. As of December 31, 2017, and including the $27.4 million dividend declared in October 2017 and paid on February 1, 2018, we had $257.7 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in Available Cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2017, our total net leverage ratio under the Credit Agreement was 4.09:1.00, and our interest coverage ratio was 5.73:1.00.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries, including certain of the FairPoint subsidiaries, have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

The net proceeds from the issuance of the Senior Notes, together with cash on hand, were used, in part, to finance the acquisition of Enventis Corporation (“Enventis”) in 2014 including related fees and expenses, to repay the existing indebtedness of Enventis and to redeem our then outstanding $300.0 million aggregate principal amount of 10.875% Senior Notes due 2020 (the “2020 Notes”).  In December 2014, we paid $84.1 million to redeem $72.8 million of the original aggregate principal amount of the 2020 Notes and recognized a loss of $13.8 million on the partial extinguishment of debt during the year ended December 31, 2014.  In June 2015, we redeemed the remaining $227.2 million of the original aggregate principal amount of the 2020 Notes.  In connection with the redemption of the 2020 Notes, we paid $261.9 million and recognized a loss on extinguishment of debt of $41.2 million during the year ended December 31, 2015.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2017, this ratio was 4.22:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $433.6 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2017 and paid on February 1, 2018, there was $888.3 million of the $1,321.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2017.  At December 31, 2017, the Company was in compliance with all terms, conditions and covenants under the indenture governing the 2022 Notes.

Future Maturities of Debt

At December 31, 2017, the aggregate maturities of our long-term debt excluding capital leases were as follows:

(In thousands)
2018	$18,350
2019	18,350
2020	18,350
2021	40,350
2022	518,350
Thereafter	1,729,663
Total maturities	2,343,413
Less: Unamortized discount	(12,013)
$2,331,400

See Note 11 regarding the future maturities of our obligations for capital leases.

7.DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt.  Derivative financial instruments are recorded at fair value in our consolidated balance sheet.

The following interest rate swaps were outstanding at December 31, 2017:

	Notional
(In thousands)	Amount	2017 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$600,000	Other assets	$873
Fixed to 1-month floating LIBOR (with floor)	$150,000	Accrued expense	(27)
Forward starting fixed to 1-month floating LIBOR (with floor)	$600,000	Other assets	383
Series of forward starting fixed to 1-month floating LIBOR (with floor)	$1,410,000	Other long-term liabilities	(1,761)
Total Fair Values			$(532)

The following interest rate swaps were outstanding at December 31, 2016:

	Notional
(In thousands)	Amount	2016 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$100,000	Other assets	$398
Fixed to 1-month floating LIBOR (with floor)	$100,000	Accrued expense	(453)
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other long-term liabilities	(216)
Total Fair Values			$(271)

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

In conjunction with the refinancing of our Credit Agreement in October 2016 as discussed in Note 6, the interest rate swaps were simultaneously de-designated and re-designated as cash flow hedges of future anticipated interest payments associated with our variable rate debt.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the agreements.  The interest rate swap agreements mature on various dates through September 2019.

In 2013, interest rate swaps previously designated as cash flow hedges were de-designated as a result of amendments to our Credit Agreement.  These interest rate swap agreements matured on various dates through September 2016.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swaps were recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated was amortized to earnings over the remaining term of the swap agreements.  Changes in fair value of the de-designated swaps were immediately recognized in earnings as interest expense.  During the years ended December 31, 2016 and 2015, gains of $0.2 million and $0.8 million, respectively, were recognized as a reduction to interest expense for the change in fair value of the de-designated swaps.

At December 31, 2017 and 2016, the pre-tax unrealized gains and (losses) related to our interest rate swap agreements included in AOCI were $0.6 million and $(0.2) million, respectively.  The estimated amount of gains included in AOCI as of December 31, 2017 that will be recognized in earnings in the next twelve months is approximately $0.6 million.

The following table presents the effect of interest rate derivatives designated as cash flow hedges on AOCI and on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Unrealized loss recognized in AOCI, pretax	$(411)	$(469)	$(1,744)
Deferred losses reclassified from AOCI to interest expense	$(1,246)	$(1,352)	$(1,371)
Gain (loss) recognized in interest expense from ineffectiveness	$(121)	$242	$—

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

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2017	Fair Value	2016	Fair Value	2015	Fair Value
RSAs Granted	124,100	$23.12	100,040	$23.95	83,571	$21.08
PSAs Granted	36,982	$23.27	94,066	$20.86	77,786	$19.74
Total	161,082		194,106		161,357

The following table summarizes the RSA and PSA activity during the year ended December 31, 2017:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2017	93,662	$22.34	109,160	$20.12
Shares granted	124,100	$23.12	36,982	$23.27
Shares vested	(100,230)	$22.23	(59,306)	$20.13
Shares forfeited, cancelled or retired	(15,351)	$22.86	(9,308)	$21.40
Non-vested shares outstanding - December 31, 2017	102,181	$23.32	77,528	$21.46

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2017, 2016 and 2015 was $3.4 million, $3.4 million and $3.9 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Restricted stock	$2.0	$2.1	$1.7
Performance shares	0.8	0.9	1.3
Total	$2.8	$3.0	$3.0

Income tax benefits related to share-based compensation of approximately $1.1 million, $1.2 million and $1.2 million were recorded for the years ended December 31, 2017, 2016 and 2015, respectively.  Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2017, total unrecognized compensation cost related to non-vested RSAs and PSAs was $3.0 million and will be recognized over a weighted-average period of approximately 1.7 years.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component during 2017 and 2016:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2015	$(35,025)	$(674)	$(35,699)
Other comprehensive income before reclassifications	(14,831)	(289)	(15,120)
Amounts reclassified from accumulated other comprehensive income	2,706	836	3,542
Net current period other comprehensive income	(12,125)	547	(11,578)
Balance at December 31, 2016	$(47,150)	$(127)	$(47,277)
Other comprehensive income before reclassifications	(4,467)	(250)	(4,717)
Amounts reclassified from accumulated other comprehensive loss	3,153	758	3,911
Net current period other comprehensive income	(1,314)	508	(806)
Balance at December 31, 2017	$(48,464)	$381	$(48,083)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2017 and 2016:

	Amount Reclassified from AOCI
	Year Ended December 31,		Affected Line Item in the
(In thousands)	2017	2016	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$837	$979	(a)
Actuarial loss	(6,071)	(5,423)	(a)
	(5,234)	(4,444)	Total before tax
	2,081	1,738	Tax benefit
	$(3,153)	$(2,706)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(1,246)	$(1,352)	Interest expense
	488	516	Tax benefit
	$(758)	$(836)	Net of tax

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

As part of our acquisition of FairPoint, we assumed sponsorship of its two non-contributory qualified defined benefit pension plans (together, the “Qualified Pension Plan”). The Qualified Pension Plan for certain non-management employees under collective bargaining agreements is closed to new participants and benefits have previously been frozen. For existing participants, benefit accruals are capped at 30 years of total credited service.  The Qualified Pension Plan for certain management employees is frozen and all future benefit accruals for existing participants have ceased.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Pension Plans as of December 31, 2017 and 2016:

(In thousands)	2017	2016
Change in benefit obligation
Benefit obligation at the beginning of the year	$350,392	$352,206
Service cost	3,055	343
Interest cost	21,882	16,291
Actuarial loss (gain)	41,232	12,935
Benefits paid	(26,099)	(31,383)
Acquisition	390,269	—
Plan curtailment	(27)	—
Plan settlement	(2,717)	—
Benefit obligation at the end of the year	$777,987	$350,392

(In thousands)	2017	2016
Change in plan assets
Fair value of plan assets at the beginning of the year	$263,733	$278,038
Employer contributions	12,533	258
Actual return on plan assets	60,785	16,820
Benefits paid	(26,099)	(31,383)
Acquisition	244,005	—
Plan settlement	(2,717)	—
Fair value of plan assets at the end of the year	$552,240	$263,733
Funded status at year end	$(225,747)	$(86,659)

Amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 consisted of:

(In thousands)	2017	2016
Current liabilities	$(243)	$(245)
Long-term liabilities	$(225,504)	$(86,414)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 consisted of:

(In thousands)	2017	2016
Unamortized prior service credit	$(1,401)	$(3,054)
Unamortized net actuarial loss	85,984	83,367
	$84,583	$80,313

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Service cost	$3,055	$343	$410
Interest cost	21,882	16,291	15,788
Expected return on plan assets	(28,459)	(20,635)	(23,372)
Amortization of:
Net actuarial loss	6,244	5,423	4,018
Prior service credit	(316)	(458)	(457)
Plan curtailment	(1,337)	—	—
Plan settlement	17	—	—
Net periodic pension cost (benefit)	$1,086	$964	$(3,613)

In May 2017, the Retirement Plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements effective as of June 30, 2017. As a result of this amendment, we recognized a pre-tax curtailment gain of $1.3 million as a component of net periodic pension cost during the year ended December 31, 2017.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2017 and 2016:

(In thousands)	2017	2016
Actuarial loss, net	$8,906	$16,750
Recognized actuarial loss	(6,272)	(5,423)
Recognized prior service credit	316	458
Plan curtailment	1,337	—
Plan settlement	(17)	—
Total amount recognized in other comprehensive loss, before tax effects	$4,270	$11,785

The estimated net actuarial loss and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic pension cost in 2018 is $5.8 million and $(0.2) million, respectively.

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Discount rate - net periodic benefit cost	4.02%	4.76%	4.27%
Discount rate - benefit obligation	3.75%	4.27%	4.76%
Expected long-term rate of return on plan assets	7.23%	7.75%	8.00%
Rate of compensation/salary increase	2.39%	1.75%	1.75%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for each of the years ended December 31, 2017 and 2016.  The net present value of the remaining obligations was approximately $1.9 million and $2.0 million at December 31, 2017 and 2016, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We recognized $0.2 million in life insurance proceeds as other non-operating income in 2016. We did not recognize any insurance proceeds in 2017.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.3 million and $2.2 million at December 31, 2017 and 2016, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $7.0 million and $6.8 million as of December 31, 2017 and 2016, respectively.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2017 and 2016:

(In thousands)	2017	2016
Change in benefit obligation
Benefit obligation at the beginning of the year	$46,318	$40,538
Service cost	498	602
Interest cost	3,034	2,019
Plan participant contributions	456	544
Actuarial loss (gain)	(2,815)	6,767
Benefits paid	(6,934)	(4,152)
Acquisition	76,413	—
Benefit obligation at the end of the year	$116,970	$46,318

(In thousands)	2017	2016
Change in plan assets
Fair value of plan assets at the beginning of the year	$2,286	$2,985
Employer contributions	6,478	3,608
Plan participant’s contributions	456	544
Actual return on plan assets	198	(699)
Benefits paid	(6,934)	(4,152)
Fair value of plan assets at the end of the year	$2,484	$2,286
Funded status at year end	$(114,486)	$(44,032)

Amounts recognized in the consolidated balance sheets at December 31, 2017 and 2016 consist of:

(In thousands)	2017	2016
Current liabilities	$(7,515)	$(1,555)
Long-term liabilities	$(106,971)	$(42,477)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 consist of:

(In thousands)	2017	2016
Unamortized prior service credit	$(4,095)	$(4,616)
Unamortized net actuarial loss (gain)	(1,770)	956
	$(5,865)	$(3,660)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Service cost	$498	$602	$601
Interest cost	3,034	2,019	1,713
Expected return on plan assets	(113)	(148)	(150)
Amortization of:
Net actuarial gain	(173)	—	(134)
Prior service credit	(521)	(521)	(622)
Net periodic postretirement benefit cost	$2,725	$1,952	$1,408

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2017 and 2016:

(In thousands)	2017	2016
Actuarial loss (gain), net	$(2,899)	$7,614
Recognized actuarial gain	173	—
Recognized prior service credit	521	521
Total amount recognized in other comprehensive loss, before tax effects	$(2,205)	$8,135

The estimated net actuarial gain and net prior service credit that will be amortized from accumulated other comprehensive loss in net periodic postretirement cost in 2018 is approximately $(0.1) million and $(0.5) million,  respectively.

The weighted-average discount rate assumptions utilized for the years ended December 31 were as follows:

	2017	2016	2015
Net periodic benefit cost	3.96%	4.61%	4.11%
Benefit obligation	3.67%	4.12%	4.61%

For purposes of determining the cost and obligation for post-retirement medical benefits, a 7.50% healthcare cost trend rate was assumed for the plan in 2017, declining to the ultimate trend rate of 5.00% in 2022.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$179	$(162)
Effect on postretirement benefit obligation	$3,993	$(3,843)

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

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  The weighted average target allocation of the Pension Plan assets is approximately 66% in equities with the remainder in fixed income funds and cash equivalents.  Currently, we believe that there are no significant concentrations of risk associated with the Pension Plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2017 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2017.

Common and Preferred Stocks:  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded.

Mutual Funds:  Valued at the daily closing net asset value (“NAV”) based on the closing price reported on the active market on which the funds are traded.

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

The fair values of our assets for our defined benefit pension plans at December 31, 2017 and 2016, by asset category were as follows:

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$10,383	$10,383	$—	$—
Equities:
Stocks:
U.S. common stocks	62,088	62,088	—	—
International stocks	12,310	12,310	—	—
Funds:
U.S. small cap	5,874	5,874	—	—
U.S. mid cap	36,306	36,306	—	—
U.S. large cap	45,427	45,427	—	—
Emerging markets	18,736	18,736	—	—
International	104,403	104,403	—	—
Fixed Income:
U.S. treasury and government agency securities	27,192	27,190	2	—
Corporate and municipal bonds	37,069	—	37,069	—
Mortgage/asset-backed securities	9,024	—	9,024	—
Mutual funds	12,140	12,140	—	—
Total plan assets in the fair value hierarchy	380,952	$334,857	$46,095	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	11,037
Equities:
U.S. small cap	11,862
U.S. large cap	14,126
Emerging markets	10,669
International	19,480
Fixed Income	104,282
Total plan assets	552,408
Other liabilities (3)	(168)
Net plan assets	$552,240

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$671	$671	$—	$—
Equities:
Stocks:
U.S. common stocks	23,285	23,285	—	—
International stocks	8,756	8,756	—	—
Funds:
U.S. mid cap	9,294	9,294	—	—
U.S. large cap	7,564	7,564	—	—
Emerging markets	14,382	14,382	—	—
International	47,784	47,784	—	—
Fixed Income:
U.S. treasury and government agency securities	16,821	8,794	8,027	—
Corporate and municipal bonds	6,712	—	6,712	—
Mortgage/asset-backed securities	4,171	—	4,171	—
Mutual funds	20,055	20,055	—	—
Total plan assets in the fair value hierarchy	159,495	$140,585	$18,910	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	7,330
Equities:
U.S. small cap	10,093
U.S. large cap	14,064
Emerging markets	7,865
International	15,434
Fixed Income	52,340
Total plan assets	266,621
Other liabilities (3)	(2,888)
Net plan assets	$263,733

(1)

Certain investments that are measured at fair value using the NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

(2)

Short-term investments include an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper,  U.S. government obligations and variable rate securities with maturities less than one year.

(3)	Net amount due for securities purchased and sold.

The fair values of our assets for our post-retirement benefit plans at December 31, 2017 and 2016 were as follows:

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4	$4	$—	$—
Equities:
U.S. common stocks	242	242	—	—
International stocks	76	76	—	—
Funds:
U.S. mid cap	92	92	—
U.S. large cap	73	73	—	—
Emerging markets	176	176	—	—
International	487	487	—	—
Total plan assets in the fair value hierarchy	1,150	$1,150	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	56
Equities:
U.S. small cap	111
U.S. large cap	132
Emerging markets	100
International	183
Fixed Income	978
Total plan assets	2,710
Benefit payments payable	(225)
Other liabilities (3)	(1)
Net plan assets	$2,484

		As of December 31, 2016
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6	$6	$—	$—
Equities:
U.S. common stocks	225	225	—	—
International stocks	84	84	—	—
Funds:
U.S. mid cap	90	90	—	—
U.S. large cap	73	73	—	—
Emerging markets	139	139	—	—
International	462	462	—	—
Fixed Income:
U.S. treasury and government agency securities	163	85	78	—
Corporate and municipal bonds	65	—	65	—
Mortgage/asset-backed securities	40	—	40	—
Mutual funds	194	194	—	—
Total plan assets in the fair value hierarchy	1,541	$1,358	$183	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	71
Equities:
U.S. small cap	98
U.S. large cap	136
Emerging markets	76
International	149
Fixed Income	506
Total plan assets	2,577
Benefit payments payable	(263)
Other liabilities (3)	(28)
Net plan assets	$2,286

(1)

Certain investments that are measured at fair value using  NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

(2)

Short-term investments include investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. government obligations with maturities less than one year.

(3)	Net amount due for securities purchased and sold.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $26.9 million to our Pension Plans and $10.0 million to our other post-retirement plans in 2018.

Estimated Future Benefit Payments

As of December 31, 2017, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2018	$33,006	$10,013
2019	34,746	9,418
2020	35,598	9,238
2021	36,839	8,822
2022	37,727	8,295
2023 - 2027	203,525	35,131

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $9.6 million, $6.5 million and $6.9 million in 2017, 2016 and 2015, respectively.  The increase in 2017 is attributable to the acquisition of FairPoint which accounted for $3.8 million of the total expense.

10.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2017	2016	2015

Current:
Federal	$1,055	$1,390	$(3,708)
State	145	709	655
Total current expense (benefit)	1,200	2,099	(3,053)

Deferred:
Federal	(141,726)	20,087	4,321
State	15,599	776	1,507
Total deferred expense (benefit)	(126,127)	20,863	5,828
Total income tax expense (benefit)	$(124,927)	$22,962	$2,775

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
(In percentages)	2017	2016	2015

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	2.9	(37.9)
Transaction costs	(5.8)	—	—
Other permanent differences	0.2	0.9	10.8
Change in uncertain tax positions	—	—	(8.2)
Change in deferred tax rate	(9.1)	(4.0)	91.9
Change in deferred tax rate - Federal Tax Reform	189.4	—	—
Valuation allowance	(4.3)	1.6	43.4
Provision to return	—	0.3	(1.5)
Sale of stock in subsidiary	—	19.1	—
Non deductible goodwill	—	3.8	—
Other	—	0.6	(1.6)
	209.5%	60.2%	131.9%

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2017	2016

Non-current deferred tax assets:
Reserve for uncollectible accounts	$1,757	$1,090
Accrued vacation pay deducted when paid	4,594	2,286
Accrued expenses and deferred revenue	12,256	7,687
Net operating loss carryforwards	83,278	13,068
Pension and postretirement obligations	91,311	50,353
Share-based compensation	—	189
Derivative instruments	(164)	80
Financing costs	199	492
Tax credit carryforwards	10,112	5,383
Other	—	22
	203,343	80,650
Valuation allowance	(8,103)	(1,775)
Net non-current deferred tax assets	195,240	78,875

Non-current deferred tax liabilities:
Goodwill and other intangibles	(99,460)	(36,558)
Basis in investment	140	(38)
Partnership investments	(14,645)	(22,360)
Property, plant and equipment	(285,996)	(264,217)
Other	(4,999)	—
	(404,960)	(323,173)
Net non-current deferred taxes	$(209,720)	$(244,298)

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law on December 22, 2017, making significant changes to the U.S. tax law. The new tax legislation contains several key tax provisions including, but not limited to, a reduction of the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, as well as a variety of other changes including acceleration of expensing of certain business assets acquired and placed in service after September 27, 2017, limitation of the tax deductibility of interest expense, and reductions in the amount of executive pay that could qualify as a tax deduction. The Company has calculated the provisional amount of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and as a result has recorded a non-cash tax benefit estimate of $112.9 million (corresponding federal and state impact is $(123.0) million and $10.1 million, respectively) as a reduction in income tax expense in the fourth quarter of 2017.  This provisional income tax benefit reflects the impact of re-measurement of the Company’s deferred tax assets and liabilities to the enacted tax rate at which the balances are expected to reverse. In addition, we recorded valuation allowances of $0.9 million against state NOL and state tax credit carryforwards that we no longer expect to be able to realize based upon the Tax Act and new information evaluated in the fourth quarter of 2017. The provisional tax impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis of the Tax Act. The Company’s re-measurement of deferred tax assets and liabilities is provisional along with the reversal of certain deferred tax balances including but not limited to fixed assets and stock compensation.  We will continue to analyze information and evaluate aspects of the Tax Act and the impact to our deferred tax assets and liabilities. Additionally, there is currently uncertainty as to what portions, if any, of the Tax Act will be adopted by the U.S. state and local taxing authorities.  The state tax implications of the Tax Act are provisional and are subject to further analysis as guidance is published by the states in response to the Tax Act. Additional time is needed to gather the information necessary to finalize the computations of the impact of the Tax Act. The changes included in the Tax Act are broad and complex. The impact of the Tax Act may differ from the above estimate due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, regulatory guidance that may be issued, or any updates or changes to estimates the Company has utilized to calculate the impacts.

ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  SAB 118 will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. SAB 118 would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.

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

Based upon historical taxable income, taxable temporary differences, available and prudent tax planning strategies and projections for future pre-tax book income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these temporary differences.  However, management may reduce the amount of deferred tax assets it considers realizable in the near term if estimates of future taxable income during the carryforward period are reduced.  Estimates of future taxable income are based on the estimated recognition of taxable temporary differences, available and prudent tax planning strategies and projections of future pre-tax book income.  The amount of estimated future taxable income is expected to allow for the full utilization of the NOL carryforward, partial utilization of the state NOL carryforwards and partial utilization of the state credit carryforwards, as described below.

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2017 of $296.5 million and related deferred tax assets of $62.3 million.  The federal NOL carryforwards expire from 2018 to 2036.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2017 of $1.4 million and related deferred tax assets of $0.3 million. ETFL’s federal NOL carryforwards expire from 2021 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2017 of $305.5 million and related deferred tax assets of $20.6 million.  The state NOL carryforwards expire from 2018 to 2038. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $89.7 million and related deferred tax asset of $6.2 million and have placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2018 to 2036.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available federal alternative minimum tax (“AMT”) credit carryforwards as of December 31, 2017 of $2.9 million and related deferred tax assets of $2.9 million.  The newly enacted Tax Act repeals the AMT regime for tax years beginning after December 31, 2017.  The remaining AMT credit carryforward will be fully refundable to the Company in future tax years based on the provisions of the Tax Act.

We estimate that we have available state tax credit carryforwards as of December 31, 2017 of $9.9 million and related deferred tax assets of $7.2 million.  The state tax credit carryforwards are limited annually and expire from 2018 to 2027.  Management believes that it is more likely than not that we will not be able to realize state tax carryforwards of $2.7 million and related deferred tax asset of $1.9 million and has placed a valuation allowance on this amount.  The related state tax credit carryforwards expire from 2018 to 2022.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

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

Our unrecognized tax benefits as of December 31, 2017 and 2016 were $4.3 million and $0.1 million, respectively.  The net increase of $4.3 million to unrecognized tax benefits in 2017 was primarily due to the acquisition of FairPoint and was recorded in purchase accounting.  There were no material effects on the Company’s effective tax rate.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $4.1 million compared to less than $0.1 million in 2016.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  During 2017 and 2016, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2014 through 2016.  The periods subject to examination for our state returns are years 2013 through 2016.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those prior years are utilized in the future.  We are currently under examination by a state taxing authority.  We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months. The net increase of $4.3 million to unrecognized tax benefits in 2017 was primarily due to the acquisition of FairPoint. There were no material effects on the Company’s effective tax rate.

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2017 and 2016:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2017	2016

Balance at January 1	$64	$66
Additions for tax positions related to FairPoint acquisition	4,296	—
Reduction for tax positions of prior years	(64)	—
Reduction for lapse of state statute of limitations	—	(2)
Balance at December 31	$4,296	$64

11.COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements to secure future rights to goods and services to be used in the normal course of our operations. These include purchase commitments for planned capital expenditures, agreements securing dedicated access and transport services, and service and support agreements.

As of December 31, 2017, future minimum contractual obligations, including capital and operating leases, and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease agreements	$15,151	$12,025	$9,144	$5,377	$3,088	$8,641	$53,426
Capital lease agreements	11,346	8,636	3,416	468	24	—	23,890
Capital expenditures (1)	13,081	1,371	2,225	1,226	—	—	17,903
Service and support agreements (2)	32,229	22,604	14,404	2,570	188	540	72,535
Transport and data connectivity	13,603	12,660	8,868	6,817	6,097	5,733	53,778
Total	$85,410	$57,296	$38,057	$16,458	$9,397	$14,914	$221,532

(1)	We have binding commitments with numerous suppliers for future capital expenditures.
(2)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.

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

We incurred rent expense of $18.0 million, $12.7 million and $12.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements, all of which expire between 2018 and 2022.  As of December 31, 2017, the present value of the minimum remaining lease commitments, net of imputed interest of $2.2 million, was approximately $23.9 million, of which $11.3 million was due and payable within the next twelve months.  See Note 12 for information regarding the capital leases we have entered into with related parties.

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

The U.S. District Court has adopted scheduling orders in the consolidated cases on how the claims at issue (“intraMTA claims”) would be addressed in upcoming aspects of the proceeding.  While the parties are seeking the Court’s assistance to address certain open issues during this phase of the proceeding, once the proceeding before the U.S. District Court on the intraMTA claims becomes final, including resolution of any related counterclaims, Sprint, Verizon, and Level 3 are expected to appeal the U.S. District Court’s November 2015 and March 2017 Orders.  Absent a decision by an appellate court that overturns these orders, it could be difficult for Sprint or Verizon to succeed on its claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have a material adverse impact on our financial results or cash flows.

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipts Tax, and/or have had audits performed for the tax years of 2008 through 2016.  In addition, a re-audit was performed on CCPA for the 2010 calendar year.

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

For our CCES and CCPA subsidiaries, the total additional tax liability calculated by the DOR auditors for the calendar years 2008 through 2013, including interest, is approximately $4.3 million and $5.1 million, respectively.  In May 2016, the Commonwealth of Pennsylvania Board of Finance and Revenue reviewed our appeals of the cases for the audits in calendar years 2008 through 2013 and held that the charges in question were subject to the state’s gross receipts tax.  In June 2016, we filed appeals with the Pennsylvania Commonwealth Court for the audits in calendar years 2008 through 2013, captioned as Consolidated Communications Enterprise Services, Inc. v. Commonwealth of Pennsylvania, Nos. 400 through 411 FR 2016 and Consolidated Communications of Pennsylvania Company, LLC v. Commonwealth of Pennsylvania, Nos. 422 through 432 FR 2016.  These appeals are presently in the fact development stage, with further joint status reports to be filed with the Commonwealth Court in March 2018.

In October and December 2016, CCPA and CCES received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2014 tax year.  The total additional tax liability calculated by the DOR auditors for CCPA and CCES for 2014, including interest, is approximately $0.8 million and $0.9 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals in January 2017 for CCPA and in March 2017 for CCES, contesting these audit assessments.  By Interlocutory Orders issued in April 2017, the Board stayed the matters pending final action of the Commonwealth Court in litigation involving the same issues related to CCPA’s and CCES’s 2008 through 2013 tax periods.

In May and September 2017, CCES and CCPA received Audit Assessment Notices from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2015 tax year.  The total additional tax liability calculated by the DOR auditors for CCES and CCPA for 2015, including interest, is approximately $0.7 million for each subsidiary.  We filed Petitions for Reassessment with the DOR’s Board of Appeals in May 2017 for CCES and in November 2017 for CCPA, contesting these audit assessments.  By Interlocutory Orders issued in August 2017 and November 2017, the Board stayed the CCES and CCPA matters pending final action of the Commonwealth Court in litigation involving the same issues related to CCES’s and CCPA’s 2008 through 2013 tax periods.

In December 2017, CCES and CCPA received audit schedules from the DOR increasing the amounts owed for Pennsylvania Gross Receipts Tax for the 2016 tax year.  The total additional tax liability calculated by the DOR auditors for CCES and CCPA for 2016, including interest, is approximately $0.5 million and $0.7 million, respectively.  We expect to appeal the audit findings for each subsidiary when the respective Audit Assessment Notices are issued.

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

In January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at a reduced tax liability of the total assessed tax liability under dispute for the calendar years 2008 through 2013.  The settlement offers are currently under review and consideration by the Commonwealth Court.  We expect to receive responses to our offers during the second quarter of 2018.  While we continue to believe a settlement of all disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

From time to time, we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.

12.RELATED PARTY TRANSACTIONS

Capital Leases

Richard A. Lumpkin, a member of our Board of Directors, together with his family, beneficially owned 37.0% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2017 and 2016.  Mr. Lumpkin also is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 68.5% beneficial ownership of LATEL at December 31, 2017 and 2016.

As of December 31, 2017, we had three capital lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).  We have accounted for these leases as capital leases in accordance with ASC Topic 840, Leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The capital lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes.  Each of the three lease agreements have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the initial expiration date.  We are required to pay LATEL approximately $7.9 million over the terms of the lease agreements.  The carrying value of the capital leases at December 31, 2017 and 2016 was approximately $2.2 million and $2.7 million, respectively.  We recognized $0.3 million in interest expense in 2017 and $0.4 million in interest expense in each of 2016 and 2015 and amortization expense of $0.4 million in 2017, 2016 and 2015 related to the capitalized leases.

Long-Term Debt

A portion of the 2020 Notes was sold to accredited investors consisting of certain members of the Company’s Board of Directors or a trust of which a director is the beneficiary (“related parties”). In May 2012, the related parties purchased $10.8 million of the 2020 Notes on the same terms available to other investors, except that the related parties were not entitled to registration rights. In 2015, the 2020 Notes were fully redeemed and we paid an early redemption premium of $1.5 million and recognized approximately $0.7 million in interest expense in the aggregate for the 2020 Notes purchased by related parties.  In September 2014, $5.0 million of the 2022 Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and we recognized approximately $0.3 million in each of 2017 and 2016 in interest expense for the 2022 Notes purchased by the related party.

Other Services

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunication products and services to First Mid-Illinois and we received approximately $0.7 million in each of 2017 and 2016 and $0.8 million in 2015 for these services.

13.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2017	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$169,935	$169,950	$363,329	$356,360
Operating income (loss)	$18,587	$21,578	$(7,998)	$6,487
Net income (loss) attributable to common stockholders	$(3,685)	$(2,728)	$(28,448)	$99,806
Basic and diluted earnings (loss) per share	$(0.07)	$(0.06)	$(0.41)	$1.41

	Quarter Ended
2016	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$188,846	$186,871	$191,541	$175,919
Operating income	$24,310	$22,954	$22,736	$17,440
Net income (loss) attributable to common stockholders	$7,849	$76	$7,012	$(6)
Basic and diluted earnings (loss) per share	$0.15	$—	$0.14	$—

On December 22, 2017, the Tax Act was enacted as discussed in Note 10 and, as a result, we recorded a non-cash tax benefit estimate of $112.9 million as a reduction in income tax expense in the fourth quarter of 2017.

During the third quarter of 2017, we acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock. FairPoint’s results of operations have been included in our consolidated financial statements as of the acquisition date of July 3, 2017. As result of the FairPoint acquisition, we incurred transaction costs of $1.5 million, $1.7 million, $27.0 million and $2.8 million during the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

In December 2016, in connection with the acquisition of FairPoint, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in Note 6.  In connection with entering into the committed financing, we incurred ticking fees and the amortization of commitment fees of $1.2 million, $11.4 million, $13.3 million and $6.2 million during quarters ended December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, respectively.

In October 2016, we amended our Credit Agreement to restate and amend our term loan credit facilities as described in Note 6.  In connection with entering into the Third Amended and Restated Credit Agreement, we incurred a loss on the extinguishment of debt of $6.6 million during the quarter ended December 31, 2016.

14.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes. We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2017 and 2016, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,919	$6,738	$—	$—	$15,657
Accounts receivable, net	—	—	114,303	7,701	(476)	121,528
Income taxes receivable	20,275	—	1,571	—	—	21,846
Prepaid expenses and other current assets	—	—	33,188	130	—	33,318
Assets held for sale	—	—	—	21,310	—	21,310
Total current assets	20,275	8,919	155,800	29,141	(476)	213,659

Property, plant and equipment, net	—	—	1,972,190	65,416	—	2,037,606

Intangibles and other assets:
Investments	—	8,495	100,363	—	—	108,858
Investments in subsidiaries	3,643,930	2,133,049	35,374	—	(5,812,353)	—
Goodwill	—		971,851	66,181	—	1,038,032
Other intangible assets	—		297,696	9,087	—	306,783
Advances due to/from affiliates, net	—	2,441,690	555,332	92,615	(3,089,637)	—
Deferred income taxes	21,244	—	—	—	(21,244)	—
Other assets	—	1,307	12,844	37	—	14,188
Total assets	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$24,143	$—	$—	$24,143
Advance billings and customer deposits	—	—	41,026	1,500	—	42,526
Dividends payable	27,418	—	—	—	—	27,418
Accrued compensation	—	—	48,795	975	—	49,770
Accrued interest	—	8,824	519	—	—	9,343
Accrued expense	107	504	70,976	930	(476)	72,041
Current portion of long term debt and capital lease obligations	—	18,350	11,150	196	—	29,696
Liabilities held for sale	—	—	—	1,003	—	1,003
Total current liabilities	27,525	27,678	196,609	4,604	(476)	255,940

Long-term debt and capital lease obligations	—	2,298,970	12,139	405	—	2,311,514
Advances due to/from affiliates, net	3,089,637	—	—	—	(3,089,637)	—
Deferred income taxes	—	750	209,116	21,098	(21,244)	209,720
Pension and postretirement benefit obligations	—	—	315,129	19,064	—	334,193
Other long-term liabilities	—	1,761	31,030	1,026	—	33,817
Total liabilities	3,117,162	2,329,159	764,023	46,197	(3,111,357)	3,145,184
Shareholders’ equity:
Common Stock	708	—	17,411	30,000	(47,411)	708
Other shareholders’ equity	567,579	2,264,301	3,314,361	186,280	(5,764,942)	567,579
Total Consolidated Communications Holdings, Inc. shareholders’ equity	568,287	2,264,301	3,331,772	216,280	(5,812,353)	568,287
Noncontrolling interest	—	—	5,655	—	—	5,655
Total shareholders’ equity	568,287	2,264,301	3,337,427	216,280	(5,812,353)	573,942
Total liabilities and shareholders’ equity	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

	December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,064	$13	$—	$—	$27,077
Accounts receivable, net	—	—	48,911	7,347	(42)	56,216
Income taxes receivable	20,756	—	885	(25)	—	21,616
Prepaid expenses and other current assets	—	12,856	15,310	126	—	28,292
Total current assets	20,756	39,920	65,119	7,448	(42)	133,201

Property, plant and equipment, net	—	—	999,416	55,770	—	1,055,186

Intangibles and other assets:
Investments	—	8,338	97,883	—	—	106,221
Investments in subsidiaries	2,192,556	2,019,692	14,279	—	(4,226,527)	—
Goodwill	—	—	690,696	66,181	—	756,877
Other intangible assets	—	—	22,525	9,087	—	31,612
Advances due to/from affiliates, net	—	1,524,906	427,720	87,171	(2,039,797)	—
Deferred income taxes	17,150	—	—	—	(17,150)	—
Other assets	—	1,562	8,058	41	—	9,661
Total assets	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$6,766	$—	$—	$6,766
Advance billings and customer deposits	—	—	24,981	1,457	—	26,438
Dividends payable	19,605	—	—	—	—	19,605
Accrued compensation	—	—	16,002	969	—	16,971
Accrued interest	—	10,824	436	—	—	11,260
Accrued expense	36	15,057	38,192	880	(42)	54,123
Current portion of long term debt and capital lease obligations	—	9,000	5,735	187	—	14,922
Total current liabilities	19,641	34,881	92,112	3,493	(42)	150,085

Long-term debt and capital lease obligations	—	1,365,820	10,332	602	—	1,376,754
Advances due to/from affiliates, net	2,039,797	—	—	—	(2,039,797)	—
Deferred income taxes	—	984	232,668	27,796	(17,150)	244,298
Pension and postretirement benefit obligations	—	—	109,185	21,608	—	130,793
Other long-term liabilities	70	216	13,807	480	—	14,573
Total liabilities	2,059,508	1,401,901	458,104	53,979	(2,056,989)	1,916,503
Shareholders’ equity:
Common Stock	506	—	17,411	30,000	(47,411)	506
Other shareholders’ equity	170,448	2,192,517	1,844,880	141,719	(4,179,116)	170,448
Total Consolidated Communications Holdings, Inc. shareholders’ equity	170,954	2,192,517	1,862,291	171,719	(4,226,527)	170,954
Noncontrolling interest	—	—	5,301	—	—	5,301
Total shareholders’ equity	170,954	2,192,517	1,867,592	171,719	(4,226,527)	176,255
Total liabilities and shareholders’ equity	$2,230,462	$3,594,418	$2,325,696	$225,698	$(6,283,516)	$2,092,758

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$1,013,505	$58,776	$(12,707)	$1,059,574
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	447,247	11,094	(12,276)	446,065
Selling, general and administrative expenses	1,924	30	234,438	13,371	(431)	249,332
Acquisition and other transaction costs	33,650	—	—	—	—	33,650
Depreciation and amortization	—	—	280,843	11,030	—	291,873
Operating income (loss)	(35,574)	(30)	50,977	23,281	—	38,654
Other income (expense):
Interest expense, net of interest income	(12)	(128,737)	(1,183)	146	—	(129,786)
Intercompany interest income (expense)	—	58,909	(58,827)	(82)	—	—
Investment income	—	157	31,592	—	—	31,749
Equity in earnings of subsidiaries, net	101,863	109,015	1,918	—	(212,796)	—
Other, net	—	3	(236)	(12)	—	(245)
Income (loss) before income taxes	66,277	39,317	24,241	23,333	(212,796)	(59,628)
Income tax expense (benefit)	1,332	(27,610)	(97,667)	(982)	—	(124,927)
Net income (loss)	64,945	66,927	121,908	24,315	(212,796)	65,299
Less: net income attributable to noncontrolling interest	—	—	354	—	—	354
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$64,945	$66,927	$121,554	$24,315	$(212,796)	$64,945

Total comprehensive income (loss) attributable to common shareholders	$64,139	$71,746	$119,174	$25,381	$(216,301)	$64,139

	Year Ended December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(15)	$697,557	$58,785	$(13,150)	$743,177
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	323,112	12,401	(12,721)	322,792
Selling, general and administrative expenses	3,331	7	141,533	12,669	(429)	157,111
Acquisition and other transaction costs	1,214	—	—	—	—	1,214
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	164,577	9,433	—	174,010
Operating income (loss)	(4,545)	(22)	67,725	24,282	—	87,440
Other income (expense):
Interest expense, net of interest income	46	(76,213)	(694)	35	—	(76,826)
Intercompany interest income (expense)	(63,773)	97,102	(34,846)	1,517	—	—
Loss on extinguishment of debt	—	(6,559)	—	—	—	(6,559)
Investment income	—	166	32,806	—	—	32,972
Equity in earnings of subsidiaries, net	58,208	56,600	711	—	(115,519)	—
Other, net	—	(328)	1,478	(19)	—	1,131
Income (loss) before income taxes	(10,064)	70,746	67,180	25,815	(115,519)	38,158
Income tax expense (benefit)	(24,995)	12,538	25,807	9,612	—	22,962
Net income (loss)	14,931	58,208	41,373	16,203	(115,519)	15,196
Less: net income attributable to noncontrolling interest	—	—	265	—	—	265
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$14,931	$58,208	$41,108	$16,203	$(115,519)	$14,931

Total comprehensive income (loss) attributable to common shareholders	$3,353	$46,630	$30,442	$14,744	$(91,816)	$3,353

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$121	$728,910	$60,094	$(13,388)	$775,737
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	328,714	12,567	(12,881)	328,400
Selling, general and administrative expenses	3,160	150	156,380	19,044	(507)	178,227
Acquisition and other transaction costs	1,413	—	—	—	—	1,413
Depreciation and amortization	—	—	171,232	8,690	—	179,922
Operating income (loss)	(4,573)	(29)	72,584	19,793	—	87,775
Other income (expense):
Interest expense, net of interest income	(104)	(79,680)	154	12	—	(79,618)
Intercompany interest income (expense)	(153,713)	166,838	(15,917)	2,792	—	—
Loss on extinguishment of debt	—	(41,242)	—	—	—	(41,242)
Investment income	—	326	36,364	—	—	36,690
Equity in earnings of subsidiaries, net	93,391	64,812	567	—	(158,770)	—
Other, net	—	(26)	(1,346)	(129)	—	(1,501)
Income (loss) before income taxes	(64,999)	110,999	92,406	22,468	(158,770)	2,104
Income tax expense (benefit)	(64,118)	17,608	40,346	8,939	—	2,775
Net income (loss)	(881)	93,391	52,060	13,529	(158,770)	(671)
Less: net income attributable to noncontrolling interest	—	—	210	—	—	210
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(881)	$93,391	$51,850	$13,529	$(158,770)	$(881)

Total comprehensive income (loss) attributable to common shareholders	$(4,940)	$89,332	$48,434	$13,105	$(150,871)	$(4,940)

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,237)	$(25,625)	$235,810	$23,079	$210,027

Cash flows from investing activities:
Business acquisition, net of cash acquired	(862,385)	—	—	—	(862,385)
Purchases of property, plant and equipment	—	—	(167,187)	(13,998)	(181,185)
Proceeds from sale of assets	—	—	829	30	859
Net cash used in investing activities	(862,385)	—	(166,358)	(13,968)	(1,042,711)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,052,325	—	—	1,052,325
Payment of capital lease obligation	—	—	(7,746)	(187)	(7,933)
Payment on long-term debt	—	(111,337)	—	—	(111,337)
Payment of financing costs	—	(16,732)	—	—	(16,732)
Share repurchases for minimum tax withholding	(571)	—	—	—	(571)
Dividends on common stock	(94,138)	—	—	—	(94,138)
Transactions with affiliates, net	980,681	(916,776)	(54,981)	(8,924)	—
Other	(350)	—	—	—	(350)
Net cash provided by (used in) financing activities	885,622	7,480	(62,727)	(9,111)	821,264
Increase (decrease) in cash and cash equivalents	—	(18,145)	6,725	—	(11,420)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$8,919	$6,738	$—	$15,657

	Year Ended December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,634)	$13,315	$200,098	$28,454	$218,233

Cash flows from investing activities:
Business acquisition, net of cash acquired	(13,422)	—	—	—	(13,422)
Purchases of property, plant and equipment	—	—	(111,389)	(13,803)	(125,192)
Proceeds from sale of assets	—	—	198	10	208
Proceeds from business disposition	30,119	—	—	—	30,119
Net cash provided by (used in) investing activities	16,697	—	(111,191)	(13,793)	(108,287)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	936,750	—	—	936,750
Payment of capital lease obligation	—	—	(2,743)	(142)	(2,885)
Payment on long-term debt	—	(943,050)	—	—	(943,050)
Payment of financing costs	—	(9,912)	—	—	(9,912)
Share repurchases for minimum tax withholding	(1,231)	—	—	—	(1,231)
Dividends on common stock	(78,419)	—	—	—	(78,419)
Transactions with affiliates, net	86,587	24,084	(93,780)	(16,891)	—
Net cash provided by (used in) financing activities	6,937	7,872	(96,523)	(17,033)	(98,747)
Increase (decrease) in cash and cash equivalents	—	21,187	(7,616)	(2,372)	11,199
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$27,064	$13	$—	$27,077

	Year Ended December 31, 2015
		Subsidiary
	Parent	Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(119,472)	$76,962	$240,372	$21,317	$219,179

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(126,168)	(7,766)	(133,934)
Proceeds from sale of assets	—	—	13,535	13	13,548
Proceeds from sale of investments	—	—	846	—	846
Net cash used in investing activities	—	—	(111,787)	(7,753)	(119,540)

Cash flows from financing activities:
Proceeds from bond offering	—	294,780	—	—	294,780
Proceeds from issuance of long-term debt	—	69,000	—	—	69,000
Payment of capital lease obligation	—	—	(1,029)	(78)	(1,107)
Payment on long-term debt	—	(107,100)	—	—	(107,100)
Redemption of senior notes	—	(261,874)	—	—	(261,874)
Payment of financing costs	—	(4,805)	—	—	(4,805)
Share repurchases for minimum tax withholding	(1,125)	—	—	—	(1,125)
Dividends on common stock	(78,209)	—	—	—	(78,209)
Transactions with affiliates, net	198,806	(66,026)	(120,747)	(12,033)	—
Net cash provided by (used in) financing activities	119,472	(76,025)	(121,776)	(12,111)	(90,440)
Increase in cash and cash equivalents	—	937	6,809	1,453	9,199
Cash and cash equivalents at beginning of period	—	4,940	820	919	6,679
Cash and cash equivalents at end of period	$—	$5,877	$7,629	$2,372	$15,878

Report of Independent Certified Public Accountants

The Partners of Pennsylvania RSA No. 6 (II)

Limited Partnership

We have audited the accompanying financial statements of Pennsylvania RSA No. 6(II) Limited Partnership, which comprise the statements of income and comprehensive income, changes in partners’ capital and cash flows for the year ended December 31, 2015, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pennsylvania RSA No. 6(II) Limited Partnership for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, FL

February 26, 2016

Pennsylvania RSA No. 6(II) Limited Partnership

Balance Sheets - As of December 31, 2017 and 2016

(Dollars in Thousands)

	2017	2016
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Due from affiliate	$4,468	$5,199
Accounts receivable, net of allowances of $594 and $713	22,162	22,311
Unbilled revenue	1,201	958
Prepaid expenses	653	768
Total current assets	28,484	29,236

PROPERTY, PLANT AND EQUIPMENT - NET	20,255	17,568
OTHER ASSETS - NET	6,709	6,927
TOTAL ASSETS	$55,448	$53,731

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,668	$4,772
Advance billings and other	4,130	4,076
Financing obligation	48	47
Deferred rent	13	13
Total current liabilities	8,859	8,908

LONG TERM LIABILITIES:
Financing obligation	419	421
Deferred rent	1,106	1,076
Other liabilities	189	—
Total long term liabilities	1,714	1,497
Total liabilities	10,573	10,405

PARTNERS’ CAPITAL
General Partner's interest	22,944	22,153
Limited Partners' interest	21,931	21,173
Total partners' capital	44,875	43,326

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$55,448	$53,731

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Income and Comprehensive Income – For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

	2017	2016	2015
	(Unaudited)	(Unaudited)	(Audited)
OPERATING REVENUES:
Service revenues	$107,517	$114,071	$121,247
Equipment revenues	27,092	26,780	28,121
Other	8,378	8,077	8,007
Total operating revenues	142,987	148,928	157,375

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	52,463	51,138	47,596
Cost of equipment	30,823	31,532	35,448
Depreciation and amortization	3,480	3,334	3,223
Selling, general and administrative	30,270	32,599	36,075
Total operating expenses	117,036	118,603	122,342

OPERATING INCOME	25,951	30,325	35,033

INTEREST INCOME, NET	48	11	114

NET INCOME AND COMPREHENSIVE INCOME	$25,999	$30,336	$35,147

Allocation of Net Income:
General Partners	$13,292	$15,512	$17,969
Limited Partners	$12,707	$14,824	$17,178

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

	General Partner	Limited Partners
			Consolidated
			Communications	Venus Cellular
	Cellco	Cellco	Enterprise	Telephone	Total Partners’
	Partnership	Partnership	Services, Inc.	Company, Inc.	Capital

BALANCE—January 1, 2015	$15,029	$2,507	$6,957	$4,900	$29,393

Distributions	(13,958)	(2,329)	(6,462)	(4,551)	(27,300)

Net Income	17,969	2,999	8,320	5,859	35,147

BALANCE— December 31, 2015 (Audited)	19,040	3,177	8,815	6,208	37,240

Distributions	(12,399)	(2,069)	(5,740)	(4,042)	(24,250)

Net Income	15,512	2,588	7,180	5,056	30,336

BALANCE— December 31, 2016 (Unaudited)	22,153	3,696	10,255	7,222	43,326

Distributions	(12,501)	(2,086)	(5,787)	(4,076)	(24,450)

Net Income	13,292	2,218	6,154	4,335	25,999

BALANCE— December 31, 2017 (Unaudited)	$22,944	$3,828	$10,622	$7,481	$44,875

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Cash Flows – For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

	2017	2016	2015
	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,999	$30,336	$35,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,480	3,334	3,223
Imputed interest on financing obligation	46	45	34
Provision for losses on accounts receivable	681	502	1,638
Changes in certain assets and liabilities:
Accounts receivable	(532)	(4,677)	(7,698)
Unbilled revenue	(243)	73	(70)
Prepaid expenses	115	(510)	(15)
Other assets	217	(208)	(4,748)
Accounts payable and accrued liabilities	(204)	604	303
Advance billings and other	54	(321)	(724)
Deferred rent	30	46	404
Other liabilities	189	—	—
Net cash provided by operating activities	29,832	29,224	27,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,996)	(2,791)	(6,886)
Fixed asset transfers out	930	441	536
Change in due from affiliate	731	(2,578)	5,720
Net cash used in investing activities	(5,335)	(4,928)	(630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing obligation	-	-	474
Repayments of financing obligation	(47)	(46)	(38)
Distributions	(24,450)	(24,250)	(27,300)
Net cash used in financing activities	(24,497)	(24,296)	(26,864)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$150	$49	$22

See notes to financial statements

Pennsylvania RSA No. 6(II) Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

1. ORGANIZATION AND MANAGEMENT

Pennsylvania RSA No. 6(II) Limited Partnership (the “Partnership”) was formed in 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania Rural Service Area 6-B2. Under the terms of the partnership agreement, the partnership expires on January 1, 2091.

In accordance with the partnership agreement, Cellco Partnership (“Cellco”), doing business as Verizon Wireless, a general partner of the Partnership, is responsible for managing the operations of the Partnership (see Note 7).

The partners and their respective ownership percentages of the Partnership as of December 31, 2017, 2016, and 2015 are as follows:

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

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of property, plant and equipment, unbilled revenues, fair values of financial instruments, accrued expenses and contingencies.

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

Under the Verizon device payment plan program, eligible wireless customers purchase wireless devices under a device payment plan agreement. The Partnership may offer certain promotions that allow a customer to trade in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the Partnership may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. The Partnership recognizes a liability for the trade-in device measured at fair value, which is approximated by considering several factors, including the weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Future credits are recognized when earned by the customer.

From time to time, the Partnership offers certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of their required device payment plan agreement amount and trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining allocable consideration is allocated to the device. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device.

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

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third party carriers associated with those customers are based on agreements with such carriers. The roaming rates and methodology to determine roaming volumes charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 7).

Other revenues primarily consist of certain fees billed to customers for surcharges and elected services. The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers which is passed through to the customers on a net basis. Other revenues resulting from a cell sharing agreement, which excludes sharing of site expenses, with Cellco are recognized based upon a rate per minute of use (see Note 7).

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s total subscribers, are calculated in accordance with the Partnership agreement and are a reasonable method of allocating such costs (see Note 7). In 2016 and 2015, allocations were principally based on the Partnership’s percentage of certain revenue streams, total subscribers and customer gross additions or minutes-of-use; in 2017, allocations were principally based on total subscribers. The impact of the change in allocation factors was insignificant.

Cost of roaming, included in the cost of service, reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership. The roaming rates with third party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming volumes charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 7).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis. Inventory is wholly owned by Cellco until the moment of sale and is not recorded in the financial statements of the Partnership.

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of service as these costs are incurred.

Advertising costs – Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred (See Note 7).

Comprehensive income – Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income taxes – On December 22, 2017 the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing limitations on the deduction of interest expense. The Partnership is treated as a pass through entity for income tax purposes and, therefore, is not subject to federal, state, or local taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files partnership income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Partnership remains subject to examination by tax authorities for tax years as early as 2014. It is reasonably possible that various current tax examinations will conclude or required reevaluations of the Partnership’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

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

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income on due from affiliate is based on the Applicable Federal Rate which was approximately 1.2%, 0.7%, and 0.5% for the years ended December 31, 2017, 2016, and 2015, respectively. Interest expense on due to affiliate is calculated by applying Cellco’s average cost of borrowing from Verizon Communications Inc., which was approximately 4.7%, 4.8%, and 4.8% for the years ended December 31, 2017, 2016, and 2015 respectively, to the outstanding due to/from affiliate balance. Included in Interest income, net is interest income of $77 (Unaudited), $41 (Unaudited), and $29 for the years ended December 31, 2017, 2016, and 2015, respectively, related to due to/from affiliate.

Allowance for doubtful accounts – Accounts receivable are recorded in the financial statements at cost, net of allowance for credit losses, with the exception of device payment plan agreement receivables which are initially recorded at fair value based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. The Partnership maintains allowances for uncollectible accounts receivable, including device payment plan agreement receivables, for estimated losses resulting from the failure or inability of customers to make required payments. The allowance for uncollectible accounts receivable is based on Cellco’s assessment of the collectability of each Partnership’s specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. The Partnership records an allowance to reduce the receivables to the amount that is reasonably believed to be collectible. The Partnership also records an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment and the aging of such receivables. Similar to traditional service revenue accounting treatment, bad debt expense related to device payment plan agreement receivables is recorded based on an estimate of the percentage of device payment plan agreement receivables that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. Due to the device payment plan agreement being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts with device payment plan agreement receivables and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment and Depreciation – Property, plant and equipment are recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

In connection with the ongoing review of estimated useful lives of property, plant and equipment during 2016, Cellco determined that the average useful lives of certain leasehold improvements would be increased from 5 to 7 years. This change was immaterial to the Partnerships in 2016. Cellco determined that changes were also necessary to the remaining estimated useful lives of certain assets as a result of technology upgrades, enhancements, and planned retirements. While the timing and extent of current deployment plans are subject to ongoing analysis and modification, Cellco and the Partnership believe the current estimates of useful lives are reasonable.

Other assets – Other assets - net primarily include long term device payment plan agreement receivables, net of allowances of $233 (Unaudited), $214 (Unaudited), and $317 at December 31, 2017, 2016, and 2015, respectively (see Note 3).

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

Wireless licenses – Cellco maintains wireless licenses that provide the Partnership with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, Cellco management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life. When evaluating for impairment, Cellco aggregates wireless licenses into one single unit of accounting, as they are utilized on an integrated basis.

The Partnership owns a wireless license in the rural service area which has no carrying value. The average remaining renewal period of the Partnership’s wireless license portfolio was 2.8 years as of December 31, 2017.

Cellco on behalf of the Partnership tests the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. In 2017 and 2016, Cellco performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of the wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco, as well as other factors. In 2015, Cellco performed a quantitative impairment assessment for its aggregate wireless licenses which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2017 and 2016. These evaluations resulted in no impairment of wireless licenses.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy. As of December 31, 2017 and 2016, the Partnership does not have any assets or liabilities measured at fair value on a recurring basis.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution, which are typically made a quarter in arrears.

Recent accounting standards – In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however early adoption is permitted. The Partnership’s current operating lease portfolio is primarily comprised of spectrum, network, real estate, and equipment leases. Upon adoption of this standard, the Partnership expects the balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to leases. The Partnership is in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard, update along with related subsequently issued updates clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provides more useful information to users of financial statements through improved disclosure requirements. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delayed the effective date of this standard until the first quarter of 2018, at which time the Partnership will adopt the standard using the modified retrospective approach to open contracts. At Cellco, a cross-functional coordinated team has been established to implement this standard. Summarized below are the key impacts and areas requiring significant judgement arising from the initial adoption of Topic 606.

The ultimate impact on revenue resulting from the application of the new standard is subject to assessments that are dependent on many variables, including, but not limited to, the terms of the contractual arrangements and mix of business. The Partnership expects the allocation of revenue between equipment and service for wireless subsidy contracts will result in more revenue allocated to equipment and recognized upon delivery, and less service revenue recognized over the contract term than under current GAAP. Total revenue over the full contract term will be unchanged and there will be no change to customer billing, the timing of cash flows or the presentation of cash flows.

Additionally, the new standard requires the deferral of incremental costs to obtain a customer contract, which are then amortized to expense, as part of Selling, general and administrative expense, over the respective periods of expected benefit. As a result, a significant amount of our sales commission costs, which would have historically been expensed as incurred will be deferred and amortized.

In addition, for certain contractual arrangements, the device may be sold by one Cellco entity but the service contract is the performance obligation of another Cellco entity. In contractual arrangements where another Cellco entity sells the device on behalf of the Partnership, the Partnership with compensate the other Cellco entity for obtaining the service contract. This represents an incremental cost to obtain the service contract and will be deferred by the Partnership and recognized over the expected benefit period. The Partnership will recognize service revenue for the wireless service that it provides to the customer. In contractual arrangements where the Partnership sells the device on behalf of another Cellco entity, the equipment revenue associated with the transaction will be recognized by the Partnership, and the Partnership will also recognize commission revenue as compensation for obtaining the service contract on behalf of the other Cellco entity.

Subsequent events – Events subsequent to December 31, 2017 have been evaluated through February 28, 2018, the date the financial statements were issued.

3.	WIRELESS DEVICE PAYMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included on their standard wireless monthly bill. As of January 2017, the Partnership no longer offers consumers new fixed-term service plans for phones, however the Partnership continues to service existing plans as consumers move to unsubsidized pricing driven by the activation of devices purchased under the Verizon device payment program.

Wireless device payment plan agreement receivables –  The following table displays device payment plan agreement receivables, net, that continue to be recognized in the accompanying consolidated balance sheets:

	2017	2016
	(Unaudited)	(Unaudited)
Device payment plan agreement receivables, gross	$24,620	$24,528
Unamortized imputed interest	(1,137)	(1,017)
Device payment plan agreement receivables, net of	23,483	23,511
unamortized imputed interest
Allowance for credit losses	(729)	(708)
Device payment plan agreement receivables, net	$22,754	$22,803

Classified on the balance sheets:
Accounts receivable, net	$16,108	$15,950
Other assets, net	6,646	6,853
Device payment plan agreement receivables, net	$22,754	$22,803

The Partnership may offer customers certain promotions that allow a customer to trade in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the Partnership may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. The Partnership recognizes a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2017 and 2016, the amount of trade-in liability was insignificant.

From time to time, the Partnership offers certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. At December 31, 2017 and 2016, the amount of the guarantee obligation was insignificant. The amount of the guarantee obligation was included in Advance billings and other on the accompanying balance sheets.

At the time of sale, the Partnership imputes risk adjusted interest on the device payment plan agreement receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Other revenues on the statements of income and comprehensive income, is recognized over the financed device payment term.

When originating device payment plan agreements, the Partnership uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to the Partnership or has less than 210 days of customer tenure (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure (an existing customer), the credit decision process relies on internal data sources. The Partnership’s experience has been that the payment attributes of longer tenured customers are highly predictive in estimating their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Internal data and/or credit data obtained from the credit reporting agencies is used to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

Based on the custom credit risk score, each customer is assigned to a credit class, each of which has a specified required down payment percentage, which ranges from zero to 100%, and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, the Partnership monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. The Partnership continuously monitors collection performance results and the credit quality of device payment plan agreement receivables based on a variety of metrics, including aging. The Partnership considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

As of December 31, 2017 and 2016, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2017	2016
	(Unaudited)	(Unaudited)
Unbilled	$23,023	$23,043
Billed:
Current	1,373	1,269
Past due	224	216
Device payment plan agreement receivables, gross	$24,620	$24,528

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2017	2016
	(Unaudited)	(Unaudited)
Balance at January 1	$708	$906
Bad debt expenses	537	203
Write-offs	(485)	(401)
Other	(31)	—
Balance at December 31	$729	$708

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2017 and 2016:

	2017	2016
	(Unaudited)	(Unaudited)
Buildings and improvements (15-45 years)	$10,287	$9,883
Wireless plant and equipment (3-50 years)	34,003	29,049
Furniture, fixtures and equipment (3-10 years)	486	482
Leasehold improvements (5-7 years)	2,754	2,466
	47,530	41,880
Less: accumulated depreciation	(27,275)	(24,312)
Property, plant and equipment, net	$20,255	$17,568

Capitalized network engineering costs of $242 (Unaudited), $164 (Unaudited), and $376, were recorded during the years ended December 31, 2017, 2016, and 2015, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $762 (Unaudited), $334 (Unaudited), and $1,067, as of December 31, 2017, 2016, and 2015, respectively. Depreciation expense of $3,480 (Unaudited), $3,329 (Unaudited), and $3,220 was incurred during the years ended December 31, 2017, 2016 and 2015.

5.	TOWER MONETIZATION TRANSACTION

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands). Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The Partnership has subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 2 towers to ATC for an upfront payment of $849.  The upfront payment was accounted for as deferred rent and as a financing obligation. The $375 accounted for as deferred rent was included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 30 years. As of December 31, 2015, a financing obligation in the amount of $474 was included in cash flows provided by financing activities, which relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC for $1.9 per month per site, with annual increases of 2 percent. During 2017 and 2016, the Partnership made $47 and $46, respectively, of sublease payments to ATC, which are recorded as Repayments of financing obligation.

At December 31, 2017 and 2016, the balance of deferred rent was $339 (Unaudited) and $352 (Unaudited), respectively. At December 31, 2017 and 2016, the balance of the financing obligation was $467 (Unaudited) and $468 (Unaudited), respectively.

6.	CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
	(Unaudited)	(Unaudited)

Accounts payable	$2,667	$2,713
Non-income based taxes and regulatory fees	604	590
Accrued commissions	1,397	1,469
Accounts payable and accrued liabilities	$4,668	$4,772

Advance billings and other consist of the following at December 31, 2017 and 2016:

	2017	2016
	(Unaudited)	(Unaudited)

Advance billings	$3,311	$3,524
Customer deposits	743	437
Guarantee liability	76	115
Advance billings and other	$4,130	$4,076

7.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use in 2015 and 2016 and on total subscribers in 2017; (4) certain costs of operating switches which are allocated to the Partnership; and (5) lease agreements with Cellco, whereas the Partnership has the right to use certain spectrum. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant.

Service revenues – Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2017, 2016, and 2015 roaming revenues were $24,618 (Unaudited), $25,198 (Unaudited), and $25,063, respectively. During 2017, Cellco updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller revenue, resulting in a net decrease of $5,346 (Unaudited) to roaming revenue as compared to prior periods. Service revenues also include long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

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

Cost of service – Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. For the years ended December 31, 2017, 2016, and 2015 roaming costs were $40,725 (Unaudited), $39,340 (Unaudited), and $36,313 and switch costs were $3,003 (Unaudited), $3,484 (Unaudited), and $3,408, respectively. During 2017, Cellco updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller cost, resulting in a net decrease of $9,497 (Unaudited) to roaming cost as compared to prior periods. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has lease agreements for the right to use additional spectrum owned by Cellco. See Notes 2 and 8 for further information regarding these arrangements.

Cost of equipment – Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative – Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership was allocated $2,381 (Unaudited), $2,627 (Unaudited), and $2,344 in advertising costs for the years ended December 31, 2017, 2016, and 2015, respectively.

Property, plant and equipment – Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

8.	COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2017, 2016, and 2015, the Partnership incurred a total of $2,150 (Unaudited), 2,279 (Unaudited), and $1,823 respectively, as rent expense related to these operating leases, which is included in Cost of service and Selling, general and administrative expenses in the accompanying statements of income and comprehensive income depending on the nature of the facility. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring for the years shown are as follows:

Amount
Years	(Unaudited)
2018	$1,923
2019	1,749
2020	1,642
2021	1,534
2022	1,413
2023 and thereafter	3,181

Total minimum payments	$11,442

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Pennsylvania Rural Service Area 6-B2. Total rent expense under these spectrum leases amounted to $659 (Unaudited) in 2017, $659 (Unaudited) in 2016, and $658 in 2015, which is included in Cost of service in the accompanying statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2017, future spectrum lease obligations are as follows:

Amount
Years	(Unaudited)

2018	$660
2019	518
2020	376
2021	377
2022	377
2023 and thereafter	3,230

Total minimum payments	$5,538

The General Partner currently expects that any renewal option in the leases will be exercised.

9.	CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. The Partnership has no accrual for any pending matters. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2017 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. Cellco and the Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

10.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Expenses	Recoveries	of the Year (a)

Accounts Receivable Allowances:
2017 (Unaudited)	$927	$681	$(781)	$827
2016 (Unaudited)	1,255	502	(830)	927
2015 (Audited)	498	1,638	(881)	1,255

a)  Allowance for Uncollectible Accounts Receivable includes approximately $233 (Unaudited), $214 (Unaudited), and $317, at December 31, 2017, 2016, and 2015, respectively, related to long-term device payment plan receivables.

Report of Independent Certified Public Accountants

The Partners of GTE Mobilnet of Texas RSA #17

Limited Partnership

We have audited the accompanying financial statements of GTE Mobilnet of Texas RSA #17

Limited Partnership, which comprise the balance sheets as of December 31, 2016, and the related statements of income and comprehensive income, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Mobilnet of Texas RSA #17 at December 31, 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, FL

February 28, 2017

GTE Mobilnet of Texas RSA #17 Limited Partnership

Balance Sheets - As of December 31, 2017 and 2016

(Dollars in Thousands)

	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Due from affiliate	$23,640	$13,086
Accounts receivable, net of allowance of $1,015 and $1,122	10,084	9,028
Unbilled revenue	3,371	2,287
Prepaid expenses	344	425
Total current assets	37,439	24,826

PROPERTY, PLANT AND EQUIPMENT - NET	49,621	48,462

WIRELESS LICENSES	441	441

OTHER ASSETS - NET	2,670	2,252
TOTAL ASSETS	$90,171	$75,981

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,495	$4,389
Advance billings and other	1,159	1,740
Financing obligation	2,460	2,412
Deferred rent	702	702
Total current liabilities	9,816	9,243

LONG TERM LIABILITIES:
Financing obligation	21,202	21,356
Deferred rent	19,532	19,857
Other liabilities	51	—
Total long term liabilities	40,785	41,213
Total liabilities	50,601	50,456

PARTNERS’ CAPITAL
General Partner's interest	7,914	5,105
Limited Partners' interest	31,656	20,420
Total partners' capital	39,570	25,525

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$90,171	$75,981

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Income and Comprehensive Income – For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	2017	2016	2015
	(Unaudited)	(Audited)	(Audited)
OPERATING REVENUES:
Service revenues	$134,403	$113,816	$117,289
Equipment revenues	8,686	7,119	7,011
Other	5,684	5,613	4,900
Total operating revenues	148,773	126,548	129,200

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	53,794	40,711	39,702
Cost of equipment	10,248	10,040	10,606
Depreciation and amortization	9,549	10,364	11,348
Selling, general and administrative	17,815	20,662	23,356
Total operating expenses	91,406	81,777	85,012

OPERATING INCOME	57,367	44,771	44,188

OTHER EXPENSE:
Interest expense, net	(1,322)	(1,391)	(914)
Other	-	-	(392)
Total other interest expense	(1,322)	(1,391)	(1,306)

NET INCOME AND COMPREHENSIVE INCOME	$56,045	$43,380	$42,882

Allocation of Net Income:
General Partner	$11,209	$8,676	$8,576
Limited Partners	$44,836	$34,704	$34,306

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	General
	Partner	Limited Partners
		Eastex	Consolidated
		Telecom	Communications	ALLTEL		Verizon	Total
	San Antonio	Investments,	Enterprise	Communications	San Antonio	Wireless	Partners'
	MTA, L.P.	LLC	Services, Inc.	LLC	MTA, L.P.	(VAW) LLC	Capital

BALANCE—January 1, 2015	$16,313	$16,731	$16,731	$13,883	$9,718	$8,187	$81,563

Distributions	(18,600)	(19,077)	(19,077)	(15,830)	(11,081)	(9,335)	(93,000)

Net Income	8,576	8,796	8,796	7,299	5,110	4,305	42,882

BALANCE—December 31, 2015 (Audited)	6,289	6,450	6,450	5,352	3,747	3,157	31,445

Distributions	(9,860)	(10,113)	(10,113)	(8,391)	(5,874)	(4,949)	(49,300)

Net Income	8,676	8,899	8,899	7,384	5,168	4,354	43,380

BALANCE—December 31, 2016 (Audited)	5,105	5,236	5,236	4,345	3,041	2,562	25,525

Distributions	(8,400)	(8,615)	(8,615)	(7,150)	(5,004)	(4,216)	(42,000)

Net Income	11,209	11,496	11,496	9,540	6,678	5,626	56,045

BALANCE—December 31, 2017 (Unaudited)	$7,914	$8,117	$8,117	$6,735	$4,715	$3,972	$39,570

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Cash Flows – For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	2017	2016	2015
	(Unaudited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$56,045	$43,380	$42,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,549	10,364	11,348
Imputed interest on financing obligation	2,306	2,289	1,704
Provision for losses on accounts receivable	956	2,128	1,546
Changes in certain assets and liabilities:
Accounts receivable	(2,012)	(3,200)	(3,337)
Unbilled revenue	(1,084)	24	(180)
Prepaid expenses	81	19	(313)
Other assets	(418)	(298)	(1,327)
Accounts payable and accrued liabilities	1,020	324	315
Advance billings and other	(581)	(108)	(230)
Deferred rent	(325)	(308)	19,591
Other liabilities	51	—	—
Net cash provided by operating activities	65,588	54,614	71,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,334)	(1,980)	(4,734)
Fixed asset transfers out	1,712	506	1,341
Acquisition of wireless licenses	-	-	(441)
Change in due from affiliate	(10,554)	(1,476)	2,696
Net cash used in investing activities	(21,176)	(2,950)	(1,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing obligation	-	-	24,077
Repayments of financing obligation	(2,412)	(2,364)	(1,938)
Distributions	(42,000)	(49,300)	(93,000)
Net cash used in financing activities	(44,412)	(51,664)	(70,861)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$328	$242	$71

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

1.	ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas RSA #17 Limited Partnership (the “Partnership”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area.

Cellco Partnership (“Cellco”), doing business as Verizon Wireless, indirectly wholly-owns San Antonio MTA, L.P. and through such ownership, manages the operations of the Partnership (see Note 8).

The partners and their respective ownership percentages of the Partnership as of December 31, 2017, 2016 and 2015 are as follows:

General Partner:
San Antonio MTA, L.P.	20.000000%

Limited Partners:
Eastex Telecom Investments, LLC	20.512855%
Consolidated Communications Enterprise Services, Inc.	20.512855%
ALLTEL Communications, LLC *	17.021300%
San Antonio MTA, L.P.	11.914800%
Verizon Wireless (VAW) LLC *	10.038190%

*Verizon Wireless (VAW) LLC and Alltel Communications, LLC are wholly-owned and indirectly owned, respectively, subsidiaries of Cellco.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of property, plant and equipment, the recoverability of wireless licenses and other long-lived assets, unbilled revenues, fair values of financial instruments, accrued expenses and contingencies.

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

Under the Verizon device payment plan program, eligible wireless customers purchase wireless devices under a device payment plan agreement. The Partnership may offer certain promotions that allow a customer to trade in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the Partnership may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. The Partnership recognizes a liability for the trade-in device measured at fair value, which is approximated by considering several factors, including the weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Future credits are recognized when earned by the customer.

From time to time, the Partnership offers certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of their required device payment plan agreement amount and trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining allocable consideration is allocated to the device. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device.

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

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third party carriers associated with those customers are based on agreements with such carriers. The roaming rates and methodology to determine roaming volumes charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Other revenues primarily consist of certain fees billed to customers for surcharges and elected services. The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers which is passed through to the customers on a net basis.

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s total subscribers, are calculated in accordance with the Partnership agreement and are a reasonable method of allocating such costs (see Note 8). In 2016 and 2015, allocations were principally based on the Partnership’s percentage of certain revenue streams, total subscribers and customer gross additions or minutes-of-use; in 2017, allocations were principally based on total subscribers. The impact of the change in allocation factors was insignificant.

Cost of roaming, included in cost of service, reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership. The roaming rates with third party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming volumes charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis. Inventory is wholly owned by Cellco until the moment of sale and is not recorded in the financial statements of the Partnership.

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of service as these costs are incurred.

Advertising costs – Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred (See Note 8).

Comprehensive income – Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income taxes – On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing limitations on the deduction of interest expense. The Partnership is treated as a pass through entity for income tax purposes and, therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files partnership income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Partnership remains subject to examination by tax authorities for tax years as early as 2014. It is reasonably possible that various current tax examinations will conclude or require reevaluations of the Partnership’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

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

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income on due from affiliate is based on the Applicable Federal Rate which was approximately 1.2%, 0.7% and 0.5% for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense on due to affiliate is calculated by applying Cellco’s average cost of borrowing from Verizon Communications Inc., which was approximately 4.7%, 4.8% and 4.8% for the years ended December 31, 2017, 2016 and 2015, respectively, to the outstanding due to/from affiliate balance. Included in Interest expense, net is interest income of $162 (Unaudited), $97 and $177 for the years ended December 31, 2017, 2016 and 2015, respectively, related to due to/from affiliate.

Allowance for doubtful accounts – Accounts receivable are recorded in the financial statements at cost, net of allowance for credit losses, with the exception of device payment plan agreement receivables which are initially recorded at fair value based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. The Partnership maintains allowances for uncollectible accounts receivable, including device payment plan agreement receivables, for estimated losses resulting from the failure or inability of customers to make required payments. The allowance for uncollectible accounts receivable is based on Cellco’s assessment of the collectability of each Partnership’s specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. The Partnership records an allowance to reduce the receivables to the amount that is reasonably believed to be collectible. The Partnership also records an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment and the aging of such receivables. Similar to traditional service revenue accounting treatment, bad debt expense related to device payment plan agreement receivables is recorded based on an estimate of the percentage of device payment plan agreement receivables that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. Due to the device payment plan agreement being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts with device payment plan agreement receivables and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment, and Depreciation – Property, plant and equipment are recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant, and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

In connection with the ongoing review of estimated useful lives of property, plant and equipment during 2016, Cellco determined that the average useful lives of certain leasehold improvements would be increased from 5 to 7 years. This change was immaterial to the Partnership in 2016. Cellco determined that changes were also necessary to the remaining estimated useful lives of certain assets as a result of technology upgrades, enhancements, and planned retirements. While the timing and extent of current deployment plans are subject to ongoing analysis and modification, Cellco and the Partnership believe the current estimates of useful lives are reasonable.

Other assets – Other assets - net primarily include long term device payment plan agreement receivables, net of allowances of $393 (Unaudited) and $289 at December 31, 2017 and 2016, respectively (See Note 3).

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

Wireless licenses – Wireless licenses provide the Partnership with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. In addition, Cellco maintains wireless licenses that provide the Partnership with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services (see Note 4). While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, Cellco determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life. When evaluating for impairment, Cellco aggregates wireless licenses into one single unit of accounting, as they are utilized on an integrated basis.

Cellco on behalf of the Partnership tests the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. In 2017, 2016 and 2015, Cellco performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of the Partnership’s wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value of the Partnership, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance, as well as other factors. In 2017 and 2016, Cellco also performed a qualitative impairment assessment similar to that described for the Partnership for its aggregate wireless licenses. In 2015, Cellco performed a quantitative impairment assessment for its aggregate wireless licenses which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses. The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2017 and 2016. These evaluations resulted in no impairment of wireless licenses.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy. As of December 31, 2017 and 2016, the Partnership does not have any assets or liabilities measured at fair value on a recurring basis.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution, which are typically made a quarter in arrears.

Recent accounting standards - In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however early adoption is permitted. The Partnership’s current operating lease portfolio is primarily comprised of spectrum, network, real estate, and equipment leases. Upon adoption of this standard, the Partnership expects the balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to leases. The Partnership is in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard, update along with related subsequently issued updates clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provides more useful information to users of financial statements through improved disclosure requirements. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delayed the effective date of this standard until the first quarter of 2018, at which time the Partnership will adopt the standard using the modified retrospective approach to open contracts. At Cellco, a cross-functional coordinated team has been established to implement this standard. Summarized below are the key impacts and areas requiring significant judgement arising from the initial adoption of Topic 606.

The ultimate impact on revenue resulting from the application of the new standard is subject to assessments that are dependent on many variables, including, but not limited to, the terms of the contractual arrangements and mix of business. The

Partnership expects the allocation of revenue between equipment and service for wireless subsidy contracts will result in more revenue allocated to equipment and recognized upon delivery, and less service revenue recognized over the contract term than under current GAAP. Total revenue over the full contract term will be unchanged and there will be no change to customer billing, the timing of cash flows or the presentation of cash flows.

Additionally, the new standard requires the deferral of incremental costs to obtain a customer contract, which are then amortized to expense, as part of Selling, general and administrative expense, over the respective periods of expected benefit. As a result, a significant amount of our sales commission costs, which would have historically been expensed as incurred will be deferred and amortized.

In addition, for certain contractual arrangements, the device may be sold by one Cellco entity but the service contract is the performance obligation of anther Cellco entity. In contractual arrangements where another Cellco entity sells the device on behalf of the Partnership, the Partnership will compensate the other Cellco entity for obtaining the service contract. This represents an incremental cost to obtain the service contract and will be deferred by the Partnership and recognized over the expected benefit period. The Partnership will recognize service revenue for the wireless service that it provides to the customer. In contractual arrangements where the Partnership sells the device on behalf of another Cellco entity, the equipment revenue associated with the transaction will be recognized by the Partnership, and the Partnership will also recognize commission revenue as compensation for obtaining the service contract on behalf of the other Cellco entity.

Subsequent events – Events subsequent to December 31, 2017 have been evaluated through February 28, 2018, the date the financial statements were issued.

3.WIRELESS DEVICE PAYMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included on their standard wireless monthly bill. As of January 2017, the Partnership no longer offers consumers new fixed-term service plans for phones, however the Partnership continues to service existing plans as consumers move to unsubsidized pricing driven by the activation of devices purchased under the Verizon device payment program.

Wireless device payment plan agreement receivables –  The following table displays device payment plan agreement receivables, net, that continue to be recognized in the accompanying balance sheets:

	2017	2016
	(Unaudited)	(Audited)
Device payment plan agreement receivables, gross	$10,309	$8,516
Unamortized imputed interest	(484)	(351)
Device payment plan agreement receivables, net of	9,825	8,165
unamortized imputed interest
Allowance for credit losses	(1,235)	(939)
Device payment plan agreement receivables, net	$8,590	$7,226

Classified on the balance sheets:
Accounts receivable, net	$5,955	$5,011
Other assets, net	2,635	2,215
Device payment plan agreement receivables, net	$8,590	$7,226

The Partnership may offer customers certain promotions that allow a customer to trade in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the Partnership may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. The Partnership recognizes a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2017 and 2016, the amount of trade-in liability was insignificant.

From time to time, the Partnership offers certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. At December 31, 2017 and 2016, the amount of the guarantee obligation was insignificant. The amount of the guarantee obligation was included in Advance billings and other on the accompanying balance sheets.

At the time of sale, the Partnership imputes risk adjusted interest on the device payment plan agreement receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Other revenues on the statements of income and comprehensive income, is recognized over the financed device payment term.

When originating device payment plan agreements, the Partnership uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to the Partnership or has less than 210 days of customer tenure (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure (an existing customer), the credit decision process relies on internal data sources. The Partnership’s experience has been that the payment attributes of longer tenured customers are highly predictive in estimating their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Internal data and/or credit data obtained from the credit reporting agencies is used to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

Based on the custom credit risk score, each customer is assigned to a credit class, each of which has a specified required down payment percentage, which ranges from zero to 100%, and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, the Partnership monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. The Partnership continuously monitors collection performance results and the credit quality of device payment plan agreement receivables based on a variety of metrics, including aging. The Partnership considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

As of December 31, 2017 and 2016, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2017	2016
	(Unaudited)	(Audited)
Unbilled	$9,628	$7,912
Billed:
Current	516	418
Past due	165	186
Device payment plan agreement receivables, gross	$10,309	$8,516

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2017	2016
	(Unaudited)	(Audited)
Balance at January 1	$939	$254
Bad debt expenses	779	1,182
Write-offs	(464)	(500)
Other	(19)	3
Balance at December 31	$1,235	$939

4.SPECTRUM LICENSE TRANSACTION

Spectrum license transaction –  On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Cellco participated in that auction and was the high bidder on the licenses covering the Partnership service area. The licenses were deemed to be right to use assets and were allocated and recorded by the Partnership as wireless licenses. The cash payment made by the Partnership of $441 is classified within Acquisition of wireless licenses on the statement of cash flows for the year ended December 31, 2015.

The average remaining renewal period of the Partnership’s wireless license portfolio was 5.6 years as of December 31, 2017.

5.PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2017 and 2016:

	2017	2016
	(Unaudited)	(Audited)
Buildings and improvements (15-45 years)	$28,187	$27,890
Wireless plant and equipment (3-50 years)	104,378	96,639
Furniture, fixtures and equipment (3-10 years)	295	295
Leasehold improvements (5-7 years)	7,402	7,259
	140,262	132,083
Less: accumulated depreciation	(90,641)	(83,621)
Property, plant and equipment, net	$49,621	$48,462

Capitalized network engineering costs of $533 (Unaudited) and $72, were recorded during the years ended December 31, 2017 and 2016, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $1,417 (Unaudited) and $1,004, as of December 31, 2017 and 2016, respectively. Depreciation expense of $9,549 (Unaudited), $10,363, and $11,346 was incurred during the years ended December 31, 2017, 2016 and 2015.

6.TOWER MONETIZATION TRANSACTION

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands). Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The Partnership has subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 102 towers to ATC for an upfront payment of $43,786. The upfront payment was accounted for as deferred rent and as a financing obligation. The $19,709 accounted for as deferred rent was included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 29 years. At December 31, 2015, a financing obligation in the amount of $24,077 was included in cash flows provided by financing activities, which relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC for $1.9 per month per site, with annual increases of 2 percent. During 2017, 2016 and 2015, the Partnership made $2,412, $2,364 and $1,938, respectively, of sublease payments to ATC, which are recorded as Repayments of financing obligation.

At December 31, 2017 and 2016, the balance of deferred rent was $17,784 (Unaudited) and $18,483, respectively. At December 31, 2017 and 2016, the balance of the financing obligation was $23,662 (Unaudited) and $23,768, respectively.

7.CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
	(Unaudited)	(Audited)

Accounts payable	$3,599	$2,295
Non-income based taxes and regulatory fees	676	888
Texas margin tax payable	169	251
Accrued commissions	1,051	955
Accounts payable and accrued liabilities	$5,495	$4,389

Advance billings and other consist of the following at December 31, 2017 and 2016:

	2017	2016
	(Unaudited)	(Audited)

Advance billings	$1,056	$1,650
Customer deposits	64	36
Guarantee liability	39	54
Advance billings and other	$1,159	$1,740

8.TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use in 2015 and 2016 and on total subscribers in 2017; (4) certain costs of operating switches which are allocated to the Partnership; and (5) lease agreements with Cellco, whereas the Partnership has the right to use certain spectrum. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant, other than the roaming revenue and cost impacts discussed below.

Service revenues – Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2017, 2016, and 2015 roaming revenues were $77,223 (Unaudited), $52,832, and $53,031, respectively. During 2017, Cellco updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller revenue, resulting in a net increase of $954 to roaming revenue as compared to prior periods. Service revenues also include long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

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

Cost of service – Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. For the years ended December 31, 2017, 2016, and 2015 roaming costs were $41,335 (Unaudited), $28,228, and $27,273 and switch costs were $1,653 (Unaudited), $1,857, and $1,833, respectively. During 2017, Cellco updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller cost, resulting in a net decrease of $1,983 to roaming cost as compared to prior periods. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has lease agreements for the right to use additional spectrum owned by Cellco. See Notes 2 and 9 for further information regarding these arrangements.

Cost of equipment – Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative – Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership was allocated $1,328 (Unaudited), $1,875 and $1,715 in advertising costs for the years ended December 31, 2017, 2016 and 2015, respectively.

Property, plant and equipment – Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

Wireless licenses – Wireless licenses include the right to use assets that were allocated by Cellco and recorded by the Partnership in exchange for a $441 payment (see Note 4).

9.COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2017, 2016 and 2015, the Partnership incurred a total of $5,229 (Unaudited), $5,189 and $5,011 respectively, as rent expense related to these operating leases, which is included in Cost of service and in the accompanying statements of income and comprehensive income depending on the nature of the facility.

Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring or the years shown are as follows:

Amount
Years	(Unaudited)
2018	$3,386
2019	3,357
2020	2,866
2021	2,634
2022	2,643
2023 and thereafter	6,730

Total minimum payments	$21,616

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Texas #17 rural service area. Total rent expense under these spectrum leases amounted to $935 (Unaudited), $817 and $817 in 2017, 2016 and 2015, respectively, which is included in Cost of service in the accompanying statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2017, future spectrum lease obligations are as follows:

Amount
Years	(Unaudited)
2018	$949
2019	777
2020	605
2021	607
2022	608
2023 and thereafter	4,876

Total minimum payments	$8,422

The General Partner currently expects that any renewal option in the leases will be exercised.

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. The Partnership has no accrual for any pending matters. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2017 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. Cellco and the Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

11.RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Expenses	Recoveries	of the Year (a)

Accounts Receivable Allowances:
2017 (Unaudited)	$1,411	$956	$(959)	$1,408
2016 (Audited)	784	2,128	(1,501)	1,411
2015 (Audited)	666	1,546	(1,428)	784

a)

Allowance for Uncollectible Accounts receivable primarily includes approximately $393, $289, and $93, at December 31, 2017, 2016 and 2015, respectively, related to long-term device payment plan receivables.