Form 10-Q
period 2018-03-31
Consolidated Communications Holdings, Inc.
filed 2018-05-07
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes                No   X

On April 30, 2018, the registrant had 71,252,576 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended March 31,
	2018	2017

Net revenues	$356,039	$169,935

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	152,916	71,032
Selling, general and administrative expenses	85,618	36,300
Acquisition and other transaction costs	731	1,329
Depreciation and amortization	107,899	42,195
Income from operations	8,875	19,079

Other income (expense):
Interest expense, net of interest income	(32,716)	(29,671)
Investment income	7,789	5,278
Other, net	606	(565)
Loss before income taxes	(15,446)	(5,879)

Income tax benefit	(4,248)	(2,174)

Net loss	(11,198)	(3,705)
Less: net income (loss) attributable to noncontrolling interest	100	(20)
Net loss attributable to common shareholders	$(11,298)	$(3,685)

Net loss per basic and diluted common shares attributable to common shareholders	$(0.16)	$(0.07)

Dividends declared per common share	$0.39	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended March 31,
	2018	2017

Net loss	$(11,198)	$(3,705)
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service credit to earnings, net of tax	922	862
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	4,737	(56)
Reclassification of realized loss to earnings, net of tax	265	205
Comprehensive loss	(5,274)	(2,694)
Less: comprehensive income (loss) attributable to noncontrolling interest	100	(20)
Total comprehensive loss attributable to common shareholders	$(5,374)	$(2,674)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,140	$15,657
Accounts receivable, net of allowance for doubtful accounts	134,095	121,528
Income tax receivable	21,892	21,846
Prepaid expenses and other current assets	40,202	33,318
Assets held for sale	21,524	21,310
Total current assets	228,853	213,659

Property, plant and equipment, net	2,019,399	2,037,606
Investments	107,114	108,858
Goodwill	1,032,912	1,038,032
Other intangible assets	292,560	306,783
Other assets	28,026	14,188
Total assets	$3,708,864	$3,719,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,014	$24,143
Advance billings and customer deposits	43,629	42,526
Dividends payable	27,602	27,418
Accrued compensation	53,689	49,770
Accrued interest	17,689	9,343
Accrued expense	77,331	72,041
Current portion of long-term debt and capital lease obligations	31,554	29,696
Liabilities held for sale	1,083	1,003
Total current liabilities	273,591	255,940

Long-term debt and capital lease obligations	2,317,398	2,311,514
Deferred income taxes	214,447	209,720
Pension and other post-retirement obligations	326,825	334,193
Other long-term liabilities	32,500	33,817
Total liabilities	3,164,761	3,145,184

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 71,252,576 and 70,777,354 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	713	708
Additional paid-in capital	591,092	615,662
Accumulated deficit	(11,298)	—
Accumulated other comprehensive loss, net	(42,159)	(48,083)
Noncontrolling interest	5,755	5,655
Total shareholders’ equity	544,103	573,942
Total liabilities and shareholders’ equity	$3,708,864	$3,719,126

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$90,842	$51,718

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(60,808)	(29,025)
Proceeds from sale of assets	144	43
Distributions from investments	233	—
Net cash used in investing activities	(60,431)	(28,982)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	27,000	7,000
Payment of capital lease obligations	(2,923)	(1,289)
Payment on long-term debt	(31,588)	(9,250)
Share repurchases for minimum tax withholding	—	(41)
Dividends on common stock	(27,417)	(19,604)
Net cash used in financing activities	(34,928)	(23,184)
Change in cash and cash equivalents	(4,517)	(448)
Cash and cash equivalents at beginning of period	15,657	27,077
Cash and cash equivalents at end of period	$11,140	$26,629

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

Leveraging our advanced fiber network spanning more than 36,000 fiber route miles, we offer a wide range of communications solutions including data, voice, video, managed services, cloud computing and wireless backhaul.  As of March 31, 2018, we had approximately 955,000 voice connections, 785,000 data connections and 101,000 video connections.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss) and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2017 Annual Report on Form 10-K filed with the SEC.

Recent Business Developments

On July 3, 2017, we completed our acquisition of FairPoint Communications, Inc. (“FairPoint”), pursuant to the terms of a definitive agreement and plan of merger (as amended, the “Merger Agreement”) and acquired all of the issued and outstanding shares of FairPoint in exchange for shares of our common stock (the “Merger”).  As a result of the Merger, FairPoint became a wholly owned subsidiary of the Company.  The financial results for FairPoint have been included in our condensed consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 2.

Revenue Recognition

Effective January 1, 2018, we adopted ASU No. 2014-09 (“ASU 2014-09”, “ASC 606”, or the “new standard”), Revenue from Contracts with Customers, using the modified retrospective method for open contracts.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting practices under ASC 605 (“legacy GAAP”).

The adoption of the new standard did not result in a material impact to our systems, processes or internal controls.  The largest impact of the adoption of the new standard is related to the treatment of contract acquisition costs, which were previously expensed as incurred; however, under the new standard, these costs are now deferred and amortized over the expected customer life.  The adoption also resulted in additional disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities and deferred contract cost assets, as well as practical expedients used by the Company in applying the new five-step revenue model.  During the first quarter of 2018, we recorded a cumulative effect adjustment of $2.9 million to opening retained earnings related to the adoption.

Nature of Contracts with Customers

Our revenue contracts with customers may include a promise or promises to deliver services such as broadband, video or voice services.  Promised services are considered distinct as the customer can benefit from the services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer service to the customer is separately identifiable from other promises in the contract.  The Company accounts for services as separate performance obligations.  Each service is considered a single performance obligation as it is providing a series of distinct services that are substantially the same and have the same pattern of transfer.

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer.  This amount is generally equal to the market price of the services promised in the contract and may include promotional discounts.  The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees.  Conversely, nonrefundable up-front fees, such as service activation and set-up fees, are included in the transaction price.  In determining the transaction price, we consider our enforceable rights and obligations within the contract.  We do not consider the possibility of a contract being cancelled, renewed or modified, which is consistent with ASC 606-10-32-4.

The transaction price is allocated to each performance obligation based on the standalone selling price of the service, net of the related discount, as applicable.

Revenue is recognized when or as performance obligations are satisfied by transferring service to the customer as described below.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2018 and 2017:

	Quarter Ended
	March 31,
(In thousands)	2018	2017
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$86,025	$50,904
Voice services	52,161	22,026
Other	11,863	3,902
	150,049	76,832
Consumer:
Broadband (VoIP and Data)	63,111	28,393
Video services	22,834	23,104
Voice services	52,062	13,042
	138,007	64,539
Subsidies	25,255	10,572
Network access	39,715	14,553
Other products and services	3,013	3,439
Total operating revenues	$356,039	$169,935

Service revenue is recognized over time, consistent with the transfer of service, as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs.

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Quarter Ended	At
(In thousands)	March 31, 2018	Adoption
Accounts receivable, net	$134,496	$121,745
Contracts assets	4,527	1,804
Contracts liabilities	47,269	46,368

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the quarter ended March 31, 2018, the Company recognized expense of $0.4 million related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarter ended March 31, 2018, the Company recognized revenue of $87.3 million related to deferred revenues.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30-60 days.

Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2018.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.
2.	Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

Financial Statement Impact of Adopting ASC 606

As described above, the change in accounting for contract acquisition costs was the largest impact to the Company upon adoption of ASC 606.  On an ongoing basis, a significant amount of commission costs, which were historically expensed as incurred, will now be deferred and amortized over the expected customer life under the new standard.  The accretive benefit to operating income anticipated in 2018 is expected to moderate in future years as the basis of the amortization builds.  For the quarter ended March 31, 2018, we recognized commission expense of $0.4 million under the new standard as compared to $3.1 million for the same period under legacy GAAP.

Recent Accounting Pronouncements

Effective January 1, 2018, we adopted ASU 2014-09 (also known as ASC 606).  The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, ASU 2014-09 requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  For additional information on the new standard and the impact to our results of operations, refer to the Revenue Recognition section above.

Effective January 1, 2018, we adopted ASU No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, Compensation – Stock Compensation. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires presentation of the service cost component of net periodic benefit cost within the same income statement line item as other compensation costs arising from services rendered by relevant employees during the period, and presentation of the other cost components of net periodic benefit cost separately and outside of the income from operations subtotal. In addition, only the service cost component is eligible for capitalization. We adopted ASU 2017-07 prospectively for the capitalization of the service cost component of the net periodic benefit cost. ASU 2017-07 was applied retrospectively using the practical expedient for the presentation of the other components of net periodic benefit cost in the statement of operations and as a result, we reclassified $0.4 million of expense from cost of services and products and $0.1 million of expense from selling, general and administrative expenses into other, net within non-operating income (expense) for the quarter ended March 31, 2017. See Note 9 for the amount of each component of net periodic pension and post-retirement benefit costs.

Effective January 1, 2018, we adopted ASU No. 2017-05 (“ASU 2017-05”), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides additional guidance to (i) clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers, and (ii) clarify the accounting for partial sales of nonfinancial assets. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the updated guidance, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures and is not expected to have a material impact on our testing of goodwill.

Effective January 1, 2018, we adopted ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2016-16 (“ASU 2016-16”), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates the existing exception prohibiting the recognition of the income tax consequences for intra-entity asset transfers until the asset has been sold to an outside party. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.   The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU Update No. 2017-12 (“ASU 2017-12”), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We have not yet made a decision on the timing of adoption and are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the population of our leases and anticipate that most of our operating lease commitments will be recognized on our consolidated balance sheets. We plan to adopt this update effective January 1, 2019 and are continuing to assess the potential impact of this update on our condensed consolidated financial statements and related disclosures.

Reclassifications

Certain amounts in our 2017 condensed consolidated financial statements have been reclassified to conform to the current year presentation.  In accordance with the adoption of ASU 2017-07, as described above, certain components of net periodic benefit cost were reclassified from operating expense to non-operating income (expense) in our condensed consolidated statement of operations.

2.  ACQUISITIONS AND DIVESTITURES

Acquisitions

FairPoint Communications, Inc.

On July 3, 2017, we completed the Merger with FairPoint and acquired all of the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the Merger, each share of common stock of FairPoint issued and outstanding immediately prior to the effective time of the Merger converted into and became the right to receive 0.7300 shares of common stock of Consolidated and cash in lieu of fractional shares, pursuant to the terms of the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the Merger, the total value of the consideration to be exchanged was $431.0 million, exclusive of debt of approximately $919.3 million.  On the date of the Merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders and we assumed approximately 2,615,153 outstanding warrants, each eligible to purchase one share of the

Company’s common stock at an exercise price of $66.86 per share, subject to adjustment in accordance with the warrant agreement.  On January 24, 2018, all of the warrants expired in accordance with their terms without being exercised.

In connection with the Merger, we secured committed debt financing in December 2016 through a $935.0 million incremental term loan facility, as described in Note 6, that, in addition to cash on hand and other sources of liquidity, was used to repay certain existing indebtedness of FairPoint and to pay the fees and expenses in connection with the Merger.

The acquisition was accounted for in accordance with the acquisition method of accounting for business combinations.  The tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition.

The preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

(In thousands)
Cash and cash equivalents	$56,980
Accounts receivable	71,225
Other current assets	22,012
Assets held for sale	21,417
Property, plant and equipment	1,053,562
Intangible assets	303,180
Other long-term assets	2,685
Total assets acquired	1,531,061

Current liabilities	123,047
Liabilities held for sale	1,016
Pension and other post-retirement obligations	219,298
Deferred income taxes	97,500
Other long-term liabilities	15,916
Total liabilities assumed	456,777
Net fair value of assets acquired	1,074,284
Goodwill	276,034
Total consideration transferred	$1,350,318

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

During the quarter ended March 31, 2018, we made certain adjustments to the fair value of the identifiable assets acquired and liabilities assumed which resulted in an increase in accounts receivable of $8.4 million and deferred income taxes of $3.3 million.  The net impact of the adjustments increased net assets acquired and reduced goodwill by $5.1 million.  The increase in accounts receivable during the quarter ended March 31, 2018 represents the recognition of a contingent asset arising from a pre-acquisition gain contingency related to the approval on April 19, 2018 of our petition filed with the

Federal Communications Commission (“FCC”) regarding frozen local switching support (“LSS”) for the period from January 1, 2015 through the FairPoint acquisition date.  For a more complete discussion of the LSS petition filed with the FCC, refer to Note 11.

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

Quarter Ended
March 31,
(Unaudited; in thousands, except per share amounts)	2017
Operating revenues	$371,843
Income from operations	$11,132
Net loss	$(8,548)
Less: net loss attributable to noncontrolling interest	(20)
Net loss attributable to common stockholders	$(8,528)

Net loss per common share-basic and diluted	$(0.12)

Transaction costs related to the acquisition of FairPoint were $1.5 million during the quarter ended March 31, 2017 which are included in acquisition and other transaction costs in the condensed consolidated statements of operations.  These costs are considered to be non-recurring in nature and therefore pro forma adjustments have been made to exclude these costs from the pro forma results of operations.

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

Divestitures

In August 2017, we entered into a letter of intent to sell our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company, (collectively “Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  In November 2017, the Company entered into an agreement to sell all of the issued and outstanding stock of Peoples in exchange for cash of approximately $21.0 million, subject to certain contractual adjustments.  The closing of the transaction is subject to certain regulatory approvals, which are expected to be completed in the second quarter of 2018.

As of the FairPoint acquisition date, the net assets to be sold have been classified as held for sale in the consolidated balance sheet.  The expected sale of these assets has not been reported as discontinued operations in the condensed consolidated statements of operations as the annual revenues of these operations is less than 1% of the consolidated operating revenues. The estimated fair value of the net assets held for sale was determined based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy at March 31, 2018 and December 31, 2017.

The classes of assets and liabilities to be sold and classified as held for sale consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Current assets	$401	$227
Property, plant and equipment	4,294	4,254
Goodwill	16,829	16,829
Total assets	$21,524	$21,310

Current liabilities	$935	$701
Deferred taxes	148	302
Total liabilities	$1,083	$1,003

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2018	2017
Net loss	$(11,198)	$(3,705)
Less: net income (loss) attributable to noncontrolling interest	100	(20)
Loss attributable to common shareholders before allocation of earnings to participating securities	(11,298)	(3,685)
Less: earnings allocated to participating securities	221	49
Net loss attributable to common shareholders, after earnings allocated to participating securities	$(11,519)	$(3,734)

Weighted-average number of common shares outstanding	70,598	50,410

Net loss per common share attributable to common shareholders - basic and diluted	$(0.16)	$(0.07)

Diluted EPS attributable to common shareholders for each of the quarters ended March 31, 2018 and 2017 excludes 0.3 million and 0.2 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.

4.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Cash surrender value of life insurance policies	$2,404	$2,272
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	9,097	9,105
Other	336	343
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	16,649	17,375
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,895	7,300
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,333	28,063
Totals	$107,114	$108,858

Investments at Cost

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No factors of impairment existed for any of the investments during the quarters ended March 31, 2018 or 2017.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended March 31, 2018 and 2017, we received cash distributions from these partnerships totaling $3.0 million and $1.6 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  For the quarters ended March 31, 2018 and 2017, we received cash distributions from these partnerships totaling $6.5 million and $4.0 million, respectively.

The unaudited results of operations and financial position of our equity investment in RSA #17, which was deemed significant for the periods, is summarized below:

	Quarter Ended
	March 31,
(In thousands)	2018	2017
Total revenues	$33,284	$32,503
Income from operations	10,993	10,168
Net income before taxes	10,708	9,825
Net income	10,708	9,825

	March 31,	December 31,
(In thousands)	2018	2017
Current assets	$27,070	$37,439
Non-current assets	52,867	52,732
Current liabilities	9,129	9,816
Non-current liabilities	40,718	40,785
Partnership equity	30,090	39,570

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were as follows:

		As of March 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$694	$—	$694	$—
Long-term interest rate swap assets	6,479	—	6,479	—
Long-term interest rate swap liabilities	(3,284)	—	(3,284)	—
Total	$3,889	$—	$3,889	$—

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$1,256	$—	$1,256	$—
Current interest rate swap liabilities	(27)	—	(27)	—
Long-term interest rate swap liabilities	(1,761)	—	(1,761)	—
Total	$(532)	$—	$(532)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018		As of December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$50,877	n/a	$52,738	n/a
Investments, at cost	$53,833	n/a	$53,848	n/a
Long-term debt, excluding capital leases	$2,327,311	$2,252,569	$2,331,400	$2,253,545

Cost & Equity Method Investments

Our investments as of March 31, 2018 and December 31, 2017 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Senior secured credit facility:
Term loans, net of discounts of $8,010 and $8,344 at March 31, 2018 and December 31, 2017, respectively	$1,808,815	$1,813,069
Revolving loan	22,000	22,000
6.50% Senior notes due 2022, net of discount of $3,504 and $3,669 at March 31, 2018 and December 31, 2017, respectively	496,496	496,331
Capital leases	35,058	23,890
	2,362,369	2,355,290
Less: current portion of long-term debt and capital leases	(31,554)	(29,696)
Less: deferred debt issuance costs	(13,417)	(14,080)
Total long-term debt	$2,317,398	$2,311,514

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

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The Incremental Term Loan included an original issue discount of 0.50% and has the same maturity date and interest rate as the Initial Term Loan.  The Incremental Term Loan requires quarterly principal payments of $2.34 million which began in December 2017.

In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint be deemed to be letters of credit under the Credit Agreement.

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2018, the borrowing margin for the three month period ending June 30, 2018 will be at a weighted-average margin of 3.00%  for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2018, alternate base rate borrowings of $22.0 million were outstanding under the revolving credit facility. At December 31, 2017,  there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  Stand-by letters of credit of $18.2 million were outstanding under our revolving credit facility as of March 31, 2018.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2018, $69.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.90% and 4.58% as of March 31, 2018 and December 31, 2017, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2018, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2018, and including the $27.4 million dividend paid on May 1, 2018, we had $265.3 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of March 31, 2018, our total net leverage ratio under the Credit Agreement was 4.15:1.00, and our interest coverage ratio was 5.01:1.00.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries, including certain FairPoint subsidiaries, have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2018, this ratio was 4.21:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $460.9 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2018 and paid on May 1, 2018, there was $935.4 million of the $1,396.4 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2018.  As of March 31, 2018, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2018 and 2027.  As of March 31, 2018, the present value of the minimum remaining lease commitments was approximately $35.1 million, of which $13.2 million was due and payable within the next twelve months. The leases require total remaining rental payments of $41.7 million as of March 31, 2018, of which $2.6 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of March 31, 2018:

	Notional
(In thousands)	Amount	2018 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$650,000	Prepaid expenses and other current assets	$694
Fixed to 1-month floating LIBOR (with floor)	$50,000	Other assets	730
Series of forward starting fixed to 1-month floating LIBOR (with floor)	$2,010,000	Other assets	5,749

De-designated Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(3,284)
Total Fair Values			$3,889

The following interest rate swaps were outstanding as of December 31, 2017:

	Notional
(In thousands)	Amount	2017 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$600,000	Other assets	$873
Fixed to 1-month floating LIBOR (with floor)	$150,000	Accrued expense	(27)
Forward starting fixed to 1-month floating LIBOR (with floor)	$600,000	Other assets	383
Series of forward starting fixed to 1-month floating LIBOR (with floor)	$1,410,000	Other long-term liabilities	(1,761)
Total Fair Values			$(532)

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

In connection with the acquisition of FairPoint, during the quarter ended June 30, 2017, we entered into a series of four deal contingent forward-starting interest rate swap agreements each with a term of one year which began at various dates between July 2017 and July 2020 and mature between July 2018 and July 2021.  The forward starting interest rate swap agreements have a notional value ranging from $450.0 million to $705.0 million.  These interest rate swap agreements have been designated as cash flow hedges.

During the quarter ended March 31, 2018, we entered into an interest rate swap agreement with a notional value of $500.0 million and a term of five years.  The interest rate swap agreement was designated as a cash flow hedge.  On March 12, 2018, we completed a syndication of a portion of the $500.0 million interest rate swap agreement with five new counterparties.  On the date of the syndication, the interest rate swap agreements were de-designated due to changes in critical terms as a result of the syndication.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swap was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the interest rate swap agreements.  Changes in fair value of the de-designated swaps were immediately recognized in earnings as interest expense.  During the quarter ended March 31, 2018, a loss of $2.9 million was recognized as an increase to interest expense for the change in fair value of the de-designated swaps. During the quarter ended June 30, 2018, the interest rate swap agreements were re-designated as a cash flow hedge.

As of March 31, 2018 and December 31, 2017, the total pre-tax unrealized gains related to our interest rate swap agreements included in AOCI was $7.4 million and $0.6 million, respectively.  From the balance in AOCI as of March 31, 2018, we expect to recognize a loss of approximately $1.5 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2018	2017
Unrealized gain (loss) recognized in AOCI, pretax	$6,423	$(91)
Deferred losses reclassified from AOCI to interest expense	$(356)	$(333)
Gain recognized in interest expense from ineffectiveness	$1,030	$235

8.  EQUITY

Share-Based Compensation

Our Board of Directors may grant share-based awards from our shareholder approved Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (the “Plan”).  The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  On April 30, 2018, the shareholders approved an amendment to the Plan to increase by 2,000,000 the number of shares of our common stock authorized for issuance under the Plan and extend the term of the Plan through April 30, 2028. With the amendment, approximately 4,650,000 shares of our common stock are authorized for issuance under the Plan, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue in effect until April 30, 2028.

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2018 and 2017:

	Quarter Ended
	March 31,
(In thousands)	2018	2017
Restricted stock	$435	$376
Performance shares	243	162
Total	$678	$538

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2018, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $13.7 million and will be recognized over a weighted-average period of approximately 2.0 years.

The following table summarizes the RSA and PSA activity for the three-month period ended March 31, 2018:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2018	102,181	$23.32	77,528	$21.46
Shares granted	478,210	$12.45	—	$—
Shares forfeited, cancelled or retired	(1,851)	$22.93	(1,137)	$21.80
Non-vested shares outstanding - March 31, 2018	578,540	$14.34	76,391	$21.46

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three-month period ended March 31, 2018:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2017	$(48,464)	$381	$(48,083)
Other comprehensive income before reclassifications	—	4,737	4,737
Amounts reclassified from accumulated other comprehensive loss	922	265	1,187
Net current period other comprehensive income	922	5,002	5,924
Balance at March 31, 2018	$(47,542)	$5,383	$(42,159)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2018	2017	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$199	$244	(a)
Actuarial loss	(1,451)	(1,661)	(a)
	(1,252)	(1,417)	Total before tax
	330	555	Tax benefit
	$(922)	$(862)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(356)	$(333)	Interest expense
	91	128	Tax benefit
	$(265)	$(205)	Net of tax

These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans.  See Note 9 for further discussion regarding our pension and other post-retirement benefit plans.

9.  PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Retirement Plan”) that is non-contributory covering certain of our hourly employees under collective bargaining agreements who fulfill minimum age and service requirements.  Certain salaried employees are also covered by the Retirement Plan, although these benefits are frozen.  The Retirement Plan is closed to all new entrants. Benefits for eligible participants under collective bargaining agreements are accrued based on a cash balance benefit plan.

As part of our acquisition of FairPoint, we assumed sponsorship of its two non-contributory qualified defined benefit pension plans (together, the “Qualified Pension Plan”). The Qualified Pension Plan for certain non-management employees under collective bargaining agreements is closed to new participants and benefits are frozen. For existing participants, benefit accruals are capped at 30 years of total credited service.  The Qualified Pension Plan for certain management employees is frozen and all future benefit accruals for existing participants have ceased.

We also have two non-qualified supplemental retirement plans (the “Supplemental Plans” and, together with the Retirement Plan and the Qualified Pension Plan, the “Pension Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction of the amount that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans are frozen so that no person is eligible to become a new participant.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters ended March 31, 2018 and 2017:

	Quarter Ended
	March 31,
(In thousands)	2018	2017
Service cost	$1,535	$87
Interest cost	7,139	3,613
Expected return on plan assets	(9,667)	(4,905)
Net amortization loss	1,472	1,704
Net prior service credit amortization	(61)	(114)
Net periodic pension cost	$418	$385

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million and $0.1 million for the quarters ended March 31, 2018 and 2017, respectively.  The net present value of the remaining obligations was approximately $1.7 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We did not recognize any life insurance proceeds during the quarters ended March 31, 2018 or 2017.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.4 million and $2.3 million as of March 31, 2018 and December 31, 2017, respectively.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans are frozen so that no person is eligible to become a new participant.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  A majority of the healthcare plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, a plan acquired in the purchase of another company is funded by assets that are separately designated within the Retirement Plan for the sole purpose of providing payments of retiree medical benefits for this specific plan.

In connection with the acquisition of FairPoint, we acquired its post-retirement benefit plan as of the date of acquisition. The post-retirement benefit plan provides medical, dental and life insurance benefits to certain eligible employees and in some instances, to their spouses and families. The post-retirement benefit plan is unfunded and the Company funds the benefits that are paid.

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters ended March 31, 2018 and 2017:

	Quarter Ended
	March 31,
(In thousands)	2018	2017
Service cost	$127	$123
Interest cost	1,029	395
Expected return on plan assets	(36)	(28)
Net amortization gain	(21)	(43)
Net prior service credit amortization	(138)	(130)
Net periodic post-retirement benefit cost	$961	$317

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $26.9 million to our Pension Plans and $10.0 million to our Post-retirement Plans in 2018.  As of March 31, 2018, we have contributed $4.9 million and $2.5 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

Our unrecognized tax benefits as of March 31, 2018 and December 31, 2017 were $4.5 million and $4.3 million, respectively. The increase of $0.2 million to unrecognized tax benefits during the quarter ended March 31, 2018 was primarily due to the acquisition of FairPoint and was recorded in purchase accounting. There was no material effect on the Company’s effective tax rate. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.3 million as of March 31, 2018 and $4.1 million as of December 31, 2017. We do not expect any material change in our unrecognized tax benefits during the remainder of 2018.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2018, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2014 through 2016. The periods subject to examination for our state returns are years 2013 through 2016.  We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 27.5% and 37.0% for the quarters ended March 31, 2018 and 2017, respectively.  The primary driver of the lower rate in 2018, compared to the same period in 2017, is the change in the corporate tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. SAB 118 would allow for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.  For the quarter ended March 31, 2018, no adjustments were made to the provisional estimates that were recorded and disclosed as of December 31, 2017.

11.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Local Switching Support

In 2015, FairPoint filed a Petition with the FCC requesting the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen LSS from FairPoint’s intercarrier compensation (“ICC”) Eligible Recovery for FairPoint’s rate of return Incumbent Local Exchange Carriers (“ILECs”) that participate in the NECA pooling process.   This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s Connect America Fund (“CAF”) funding, but remain rate of return for ICC purposes.   Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen Universal Service Fund (“USF”) support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing a Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.   This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.4 million.  Our ongoing ICC Eligible Recovery support for 2018 would increase by approximately $3.6 million, and thereafter, decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our petition.  As a result, during the quarter ended March 31, 2018, we recognized subsidies revenue of $4.9 million and a contingent asset of $8.4 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against certain entities of the Company including FairPoint, and many other Local Exchange Carriers (collectively, “LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from these LECs through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $4.8 million and cover periods dating back as far as 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “U.S. District Court”).  On November 17, 2015, the U.S. District Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November 2015 Order”).  The November 2015 Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed amended complaints and on June 30, 2016, the LEC defendants named in such complaints filed, among other things, a Joint Motion to Dismiss them, which the U.S. District Court granted on May 3, 2017.  Certain FairPoint entities filed counterclaims against Sprint and Verizon.

Relatedly, in 2016, numerous LECs across the country, including a number of our LEC entities and FairPoint, filed complaints in various U.S. district courts against Level 3 Communications, LLC and certain of its affiliates (collectively,

“Level 3”) for its failure to pay access charges for certain calls that the November 2015 Order held could be assessed by LECs.  The total amount of the Company’s LEC entities including FairPoint, seek from Level 3 in this proceeding is at least approximately $1.3 million, excluding late payment charges/penalties and attorneys’ fees.  These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the U.S. District Court.  Level 3 filed a Motion to Dismiss these complaints that, in part, repeated arguments the November 2015 Order rejected.  On March 22, 2017, the U.S. District Court denied Level 3’s Motion to Dismiss (“March 2017 Order”).

On March 12, 2018, a motion for summary judgement was filed by various LECs with counterclaims against Verizon and Sprint.  On March 26, 2018, a motion for summary judgement was filed by various LECs with claims against Level 3.  Once the U.S. District Court issues final and appealable decisions on these motions, Sprint, Verizon, and Level 3 are expected to appeal the U.S. District Court’s November 2015 and March 2017 Orders.  Absent a decision by an appellate court that overturns these orders, it could be difficult for Sprint or Verizon to succeed on its claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have a material adverse impact on our financial results or cash flows.

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received assessment notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipts Tax, and/or have had audits performed for the tax years of 2008 through 2016.  For our CCES and CCPA subsidiaries, the total additional tax liability calculated by the DOR auditors for the tax years 2008 through 2016, including interest, is approximately $6.3 million and $7.5 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals for the tax years 2008 through 2015, contesting these audit assessments.  We expect to appeal the audit findings for each subsidiary for the 2016 tax year when the respective Audit Assessment Notices are issued.

In May 2017, we entered into an agreement to guarantee any potential liability to the DOR up to $5.0 million.    We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the tax years 2008 through 2015, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at a reduced tax liability of the total assessed tax liability under dispute for the tax years 2008 through 2013.  The settlement offers are currently under review and consideration by the Commonwealth of Pennsylvania.  We expect to receive responses to our offers during the second quarter of 2018.  While we continue to believe a settlement of all disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for 2014 through 2018, we have reserved $3.2 million and $1.4 million, including interest, for our CCES and CCPA subsidiaries, respectively.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, condensed consolidating statements of operations for the quarters ended March 31, 2018 and 2017 and condensed consolidating statements of cash flows for the three-month periods ended March 31, 2018 and 2017 for each of the Company (Parent), Consolidated Communications,

Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	March 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,115	$1,024	$1	$—	$11,140
Accounts receivable, net	—	—	128,050	7,159	(1,114)	134,095
Income taxes receivable	16,351	4,743	2,084	—	(1,286)	21,892
Prepaid expenses and other current assets	—	694	39,385	123	—	40,202
Assets held for sale	—	—	—	21,524	—	21,524
Total current assets	16,351	15,552	170,543	28,807	(2,400)	228,853

Property, plant and equipment, net	—	—	1,952,334	67,065	—	2,019,399

Intangibles and other assets:
Investments	—	8,673	98,441	—	—	107,114
Investments in subsidiaries	3,629,617	2,139,303	18,461	—	(5,787,381)	—
Goodwill	—	—	966,731	66,181	—	1,032,912
Other intangible assets	—	—	283,473	9,087	—	292,560
Advances due to/from affiliates, net	—	2,430,033	596,146	79,298	(3,105,477)	—
Deferred income taxes	22,584	—	—	—	(22,584)	—
Other assets	2,938	6,530	18,521	37	—	28,026
Total assets	$3,671,490	$4,600,091	$4,104,650	$250,475	$(8,917,842)	$3,708,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$21,014	$—	$—	$21,014
Advance billings and customer deposits	—	—	42,088	1,541	—	43,629
Dividends payable	27,602	—	—	—	—	27,602
Accrued compensation	—	—	52,756	933	—	53,689
Accrued interest	—	16,999	690	—	—	17,689
Accrued expense	63	1,114	74,843	2,425	(1,114)	77,331
Income tax payable	—	—	—	1,286	(1,286)	—
Current portion of long term debt and capital lease obligations	—	18,350	13,023	181	—	31,554
Liabilities held for sale	—	—	—	1,083	—	1,083
Total current liabilities	27,665	36,463	204,414	7,449	(2,400)	273,591

Long-term debt and capital lease obligations	—	2,295,543	21,485	370	—	2,317,398
Advances due to/from affiliates, net	3,105,477	—	—	—	(3,105,477)	—
Deferred income taxes	—	2,529	213,342	21,160	(22,584)	214,447
Pension and postretirement benefit obligations	—	—	308,959	17,866	—	326,825
Other long-term liabilities	—	3,284	28,224	992	—	32,500
Total liabilities	3,133,142	2,337,819	776,424	47,837	(3,130,461)	3,164,761
Shareholders’ equity:
Common Stock	713	—	17,411	30,000	(47,411)	713
Other shareholders’ equity	537,635	2,262,272	3,305,060	172,638	(5,739,970)	537,635
Total Consolidated Communications Holdings, Inc. shareholders’ equity	538,348	2,262,272	3,322,471	202,638	(5,787,381)	538,348
Noncontrolling interest	—	—	5,755	—	—	5,755
Total shareholders’ equity	538,348	2,262,272	3,328,226	202,638	(5,787,381)	544,103
Total liabilities and shareholders’ equity	$3,671,490	$4,600,091	$4,104,650	$250,475	$(8,917,842)	$3,708,864

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,919	$6,738	$—	$—	$15,657
Accounts receivable, net	—	—	114,303	7,701	(476)	121,528
Income taxes receivable	20,275	—	1,571	—	—	21,846
Prepaid expenses and other current assets	—	—	33,188	130	—	33,318
Assets held for sale	—	—	—	21,310	—	21,310
Total current assets	20,275	8,919	155,800	29,141	(476)	213,659

Property, plant and equipment, net	—	—	1,972,190	65,416	—	2,037,606

Intangibles and other assets:
Investments	—	8,495	100,363	—	—	108,858
Investments in subsidiaries	3,643,930	2,133,049	35,374	—	(5,812,353)	—
Goodwill	—	—	971,851	66,181	—	1,038,032
Other intangible assets	—	—	297,696	9,087	—	306,783
Advances due to/from affiliates, net	—	2,441,690	555,332	92,615	(3,089,637)	—
Deferred income taxes	21,244	—	—	—	(21,244)	—
Other assets	—	1,307	12,844	37	—	14,188
Total assets	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$24,143	$—	$—	$24,143
Advance billings and customer deposits	—	—	41,026	1,500	—	42,526
Dividends payable	27,418	—	—	—	—	27,418
Accrued compensation	—	—	48,795	975	—	49,770
Accrued interest	—	8,824	519	—	—	9,343
Accrued expense	107	504	70,976	930	(476)	72,041
Current portion of long term debt and capital lease obligations	—	18,350	11,150	196	—	29,696
Liabilities held for sale	—	—	—	1,003	—	1,003
Total current liabilities	27,525	27,678	196,609	4,604	(476)	255,940

Long-term debt and capital lease obligations	—	2,298,970	12,139	405	—	2,311,514
Advances due to/from affiliates, net	3,089,637	—	—	—	(3,089,637)	—
Deferred income taxes	—	750	209,116	21,098	(21,244)	209,720
Pension and postretirement benefit obligations	—	—	315,129	19,064	—	334,193
Other long-term liabilities	—	1,761	31,030	1,026	—	33,817
Total liabilities	3,117,162	2,329,159	764,023	46,197	(3,111,357)	3,145,184
Shareholders’ equity:
Common Stock	708	—	17,411	30,000	(47,411)	708
Other shareholders’ equity	567,579	2,264,301	3,314,361	186,280	(5,764,942)	567,579
Total Consolidated Communications Holdings, Inc. shareholders’ equity	568,287	2,264,301	3,331,772	216,280	(5,812,353)	568,287
Noncontrolling interest	—	—	5,655	—	—	5,655
Total shareholders’ equity	568,287	2,264,301	3,337,427	216,280	(5,812,353)	573,942
Total liabilities and shareholders’ equity	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended March 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$344,311	$14,877	$(3,149)	$356,039
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	151,762	4,201	(3,047)	152,916
Selling, general and administrative expenses	581	—	81,901	3,238	(102)	85,618
Acquisition and other transaction costs	731	—	—	—	—	731
Depreciation and amortization	—	—	105,288	2,611	—	107,899
Operating income (loss)	(1,312)	—	5,360	4,827	—	8,875
Other income (expense):
Interest expense, net of interest income	(26)	(32,932)	192	50	—	(32,716)
Intercompany interest income (expense)	—	14,727	(14,712)	(15)	—	—
Investment income	—	178	7,611	—	—	7,789
Equity in earnings of subsidiaries, net	(10,311)	2,975	423	—	6,913	—
Other, net	—	—	587	19	—	606
Income (loss) before income taxes	(11,649)	(15,052)	(539)	4,881	6,913	(15,446)
Income tax expense (benefit)	(351)	(4,741)	(440)	1,284	—	(4,248)
Net income (loss)	(11,298)	(10,311)	(99)	3,597	6,913	(11,198)
Less: net income attributable to noncontrolling interest	—	—	100	—	—	100
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(11,298)	$(10,311)	$(199)	$3,597	$6,913	$(11,298)

Total comprehensive income (loss) attributable to common shareholders	$(5,374)	$(4,387)	$553	$3,767	$67	$(5,374)

	Quarter Ended March 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$158,832	$14,289	$(3,186)	$169,935
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	71,615	2,496	(3,079)	71,032
Selling, general and administrative expenses	745	10	32,545	3,107	(107)	36,300
Acquisition and other transaction costs	1,329	—	—	—	—	1,329
Depreciation and amortization	—	—	39,520	2,675	—	42,195
Operating income (loss)	(2,074)	(10)	15,152	6,011	—	19,079
Other income (expense):
Interest expense, net of interest income	6	(29,487)	(206)	16	—	(29,671)
Intercompany interest income (expense)	—	14,727	(14,708)	(19)	—	—
Investment income	—	157	5,121	—	—	5,278
Equity in earnings of subsidiaries, net	(2,305)	7,738	(55)	—	(5,378)	—
Other, net	—	1	(485)	(81)	—	(565)
Income (loss) before income taxes	(4,373)	(6,874)	4,819	5,927	(5,378)	(5,879)
Income tax expense (benefit)	(688)	(4,569)	1,230	1,853	—	(2,174)
Net income (loss)	(3,685)	(2,305)	3,589	4,074	(5,378)	(3,705)
Less: net income attributable to noncontrolling interest	—	—	(20)	—	—	(20)
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(3,685)	$(2,305)	$3,609	$4,074	$(5,378)	$(3,685)

Total comprehensive income (loss) attributable to common shareholders	$(2,674)	$(1,294)	$4,311	$4,234	$(7,251)	$(2,674)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Three Months Ended March 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(707)	$(5,873)	$89,008	$8,414	$90,842

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(57,039)	(3,769)	(60,808)
Proceeds from sale of assets	—	—	142	2	144
Distributions from investments	—	—	233	—	233
Net cash used in investing activities	—	—	(56,664)	(3,767)	(60,431)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	27,000	—	—	27,000
Payment of capital lease obligation	—	—	(2,872)	(51)	(2,923)
Payment on long-term debt	—	(31,588)	—	—	(31,588)
Dividends on common stock	(27,417)	—	—	—	(27,417)
Transactions with affiliates, net	28,124	11,657	(35,186)	(4,595)	—
Net cash provided by (used in) financing activities	707	7,069	(38,058)	(4,646)	(34,928)
Increase (decrease) in cash and cash equivalents	—	1,196	(5,714)	1	(4,517)
Cash and cash equivalents at beginning of period	—	8,919	6,738	—	15,657
Cash and cash equivalents at end of period	$—	$10,115	$1,024	$1	$11,140

	Three Months Ended March 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(1,476)	$2,710	$41,366	$9,118	$51,718

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26,089)	(2,936)	(29,025)
Proceeds from sale of assets	—	—	18	25	43
Net cash provided by (used in) investing activities	—	—	(26,071)	(2,911)	(28,982)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	7,000	—	—	7,000
Payment of capital lease obligation	—	—	(1,244)	(45)	(1,289)
Payment on long-term debt	—	(9,250)	—	—	(9,250)
Share repurchases for minimum tax withholding	(41)	—	—	—	(41)
Dividends on common stock	(19,604)	—	—	—	(19,604)
Transactions with affiliates, net	21,121	(908)	(14,051)	(6,162)	—
Net cash provided by (used in) financing activities	1,476	(3,158)	(15,295)	(6,207)	(23,184)
Increase (decrease) in cash and cash equivalents	—	(448)	—	—	(448)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$26,616	$13	$—	$26,629

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2017 Annual Report on Form 10-K filed with the SEC.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.    Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2018 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated Communications is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 24-state service area and an advanced fiber network spanning more than 36,000 fiber route miles.  We offer residential Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT Services, and an expanded suite of cloud services.  We provide wholesale solutions to carriers and other service providers including data, voice and network connections.

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

We market our residential services by leading with broadband or bundled services.  Our “triple play” bundle includes Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of March 31, 2018, approximately 42% of the homes we serve on our legacy network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our recently acquired FairPoint service territories have availability to broadband speeds of 20 mbps or less.  As part of our integration initiatives of FairPoint, we plan to increase broadband speeds to more than 500,000 residents and small businesses across the Northern New England service area by the end of 2018.  The upgrades are expected to enable customers to receive broadband speeds up to three times the speeds currently available and provide nearly 100,000 additional homes with access to data speeds of 1 Gbps.

Our competitive consumer broadband speeds allow us to continue to meet the needs of our customers and the demand for higher speeds driven by Over-The-Top (“OTT”) content viewing.  The availability of higher broadband speeds also complements our TV Everywhere service, which allows our video subscribers to watch their favorite shows, movies and livestreams on any device.  In addition, we offer other in-demand OTT content, such as fubo, HBO Now, DirecTV Now and other sports and entertainment.

The consumer demand for OTT services either to augment their current video subscription viewing or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Excluding FairPoint, total video connections decreased 8% as of March 31, 2018 compared to the same period in 2017.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers higher broadband speed to facilitate OTT content viewing.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Excluding FairPoint, total voice connections decreased 4% as of March 31, 2018 compared to the same period in 2017.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On July 3, 2017, we completed our merger with FairPoint (the “Merger”) and, pursuant to the terms of a definitive agreement and plan of merger (as amended, the “Merger Agreement”), acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spans across 17 states.  FairPoint owns and operates a robust fiber-based network with more than

22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.  The acquisition reflects our strategy to diversify revenue and cash flows among multiple products and to expand our network to new markets.

At the effective time of the Merger, each share of common stock of FairPoint issued and outstanding immediately prior to the effective time of the Merger converted into and became the right to receive 0.7300 shares of common stockof Consolidated and cash in lieu of fractional shares, pursuant to the terms of the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the Merger, the total value of the consideration exchanged was approximately $431.0 million, exclusive of debt of approximately $919.3 million.  On the date of the Merger, we issued an approximate aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders and we assumed approximately 2,615,153 outstanding warrants, each eligible to purchase one share of the Company’s common stock at an exercise price of $66.86 per share, subject to adjustment in accordance with the warrant agreement.  On January 24, 2018, all of the warrants expired in accordance with their terms without being exercised.

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

Divestitures

In connection with our acquisition of FairPoint, in August 2017, we entered into a letter of intent to sell our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  In November 2017, the Company entered into an agreement to sell all of the issued and outstanding stock of Peoples in exchange for cash of approximately $21.0 million, subject to certain contractual adjustments.  The closing of the transaction is subject to certain regulatory approvals, which are expected to be completed in the second quarter of 2018.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2018 and 2017.

Financial Data

	Quarter Ended March 31,
(In millions, except for percentages)	2018	2017	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$86.0	$50.9	$35.1	69%
Voice services	52.1	22.0	30.1	137
Other	11.9	3.9	8.0	205
	150.0	76.8	73.2	95
Consumer:
Broadband (VoIP and Data)	63.1	28.4	34.7	122
Video services	22.8	23.1	(0.3)	(1)
Voice services	52.1	13.1	39.0	298
	138.0	64.6	73.4	114
Subsidies	25.3	10.6	14.7	139
Network access	39.7	14.5	25.2	174
Other products and services	3.0	3.4	(0.4)	(12)
Total operating revenues	356.0	169.9	186.1	110

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	152.9	71.0	81.9	115
Selling, general and administrative costs	85.6	36.3	49.3	136
Acquisition and other transaction costs	0.7	1.3	(0.6)	(46)
Depreciation and amortization	107.9	42.2	65.7	156
Total operating expenses	347.1	150.8	196.3	130
Income from operations	8.9	19.1	(10.2)	(53)
Interest expense, net	(32.7)	(29.7)	(3.0)	(10)
Other income	8.4	4.7	3.7	79
Income tax benefit	(4.2)	(2.2)	(2.0)	(91)
Net loss	(11.2)	(3.7)	(7.5)	(203)
Net income attributable to noncontrolling interest	0.1	—	0.1	100
Net loss attributable to common shareholders	$(11.3)	$(3.7)	$(7.6)	(205)

Adjusted EBITDA (1)	$135.1	$71.1	$64.0	90%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2018	2017	Change	% Change
Consumer customers	661,758	248,796	412,962	166%

Voice connections	955,419	453,332	502,087	111
Data connections	785,230	477,180	308,050	65
Video connections	100,570	102,906	(2,336)	(2)
Total connections	1,841,219	1,033,418	807,801	78%

The comparability of our consolidated results of operations and key operating statistics was impacted by the FairPoint acquisition that closed on July 3, 2017, as described above.  FairPoint’s results are included in our consolidated financial statements as of the date of the acquisition.

Revenue from Contracts with Customers

We account for revenue in accordance with ASC 606 (“ASC 606” or the “new standard”), Revenue from Contracts with Customers, which we adopted on January 1, 2018.  Promised services in our revenue contracts with customers are considered distinct and are accounted for as separate performance obligations.  Revenue is recognized when or as performance obligations are satisfied.  The impact on revenue as a result of the adoption of ASC 606 was not material.

In accordance with ASC 606, contract acquisition costs are deferred and amortized over the expected customer life.  Historically, these costs were expensed as incurred.  The change in accounting for contract acquisition costs was the largest impact to the Company upon adoption of ASC 606.

For a more complete discussion of the adoption impacts, refer to Note 1 to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements”.

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

Data and transport services revenues increased $35.1 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to the acquisition of FairPoint, which accounted for $32.8 million of the increase.  Excluding the addition of FairPoint revenues, data and transport services revenues increased $2.3 million, during the quarter ended March 31, 2018 compared to the same period in 2017, primarily due to continued growth in Metro Ethernet and VoIP services as connections increased 7%.

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

Voice services revenues increased $30.1 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to additional revenue of $31.2 million from the acquisition of FairPoint.  Excluding FairPoint, voice services revenues decreased $1.1 million during the quarter ended March 31, 2018 due to a 6% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, rental income of customer premise equipment, video services and other miscellaneous revenues.  Other services revenues increased $8.0 million during the quarter ended March 31, 2018 compared to the same period in 2017 due to the acquisition of FairPoint, which accounted for the entire increase.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues increased $34.7 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to additional revenue of $34.5 million from the acquisition of FairPoint.  Excluding FairPoint, broadband services revenues increased $0.2 million during the quarter ended March 31, 2018 due to growth in data services despite a 5% decrease in data connections as a result of price increases implemented since the prior year quarter.  VoIP revenue also declined during the quarter ended March 31, 2018 compared to the same period in 2017 due to a 10% decline in connections as more consumers continue to rely exclusively on wireless service.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Video services revenues decreased $0.3 million or $1.9 million, excluding the additional revenue from FairPoint of $1.6 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to a 10% decrease in connections as consumers are choosing to subscribe to alternative video services such as OTT content.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues increased $39.0 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to additional revenue of $40.1 million from the acquisition of FairPoint.  Excluding FairPoint, voice services revenues decreased $1.1 million during the quarter ended March 31, 2018 primarily due to an 8% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues increased $14.7 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to additional revenue of $11.8 million from the acquisition of FairPoint and a settlement for frozen local switching support (“LSS”) of $4.9 million recognized during the quarter ended March 31, 2018.  The increase was reduced in part by the  scheduled reduction in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2017 and a decrease in state funding support for our Texas Incumbent Local Exchange Carrier (“ILEC”).  See the “Regulatory Matters” section below for further discussion of the LSS matter as well as the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues increased $25.2 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to additional revenue of $26.7 million from the acquisition of FairPoint.  Excluding FairPoint, network access services revenues decreased $1.5 million during the quarter ended March 31, 2018 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenue.  Other products and services revenues decreased $0.4 million or $0.7 million excluding the additional revenue from FairPoint of $0.3 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $81.9 million during the quarter ended March 31, 2018 compared to the same period in 2017 due to the acquisition of FairPoint which accounted for $79.2 million of the increase.  Excluding FairPoint, cost of services and products increased $2.7 million during the quarter ended March 31, 2018, primarily due to an increase in employee salaries and benefits in 2018.  Access expense also increased due to new recurring circuit and co-location costs as a result of an increase in commercial services.  However, video programming costs decreased as a result of an 8% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $49.3 million during the quarter ended March 31, 2018  compared to the same period in 2017.  The acquisition of FairPoint contributed $47.0 million of the increase.  Excluding FairPoint, selling, general and administrative costs increased $2.3 million during the quarter ended March 31, 2018 primarily due to an increase in professional fees for legal, audit and tax services.  Advertising expense also increased due to an increase in radio advertising and marketing promotions in 2018.  In addition, regulatory fees increased for additional reserves in 2018 related to disputed tax assessments.  However, sales commissions declined as a result of the adoption of ASC 606 in 2018, which requires contract acquisition costs to be deferred and amortized over the contract performance period. In 2017, these costs were expensed as incurred.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs decreased $0.6 million during the quarter ended March 31, 2018 compared to the same period in 2017 as a result of the acquisition of FairPoint, which closed in July 2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the Merger as well as expenses related to change-in-control payments to former employees of the acquired company.

Depreciation and Amortization

Depreciation and amortization expense increased $65.7 million during the quarter ended March 31, 2018 compared to the same period in 2017, primarily as a result of the acquisition of FairPoint which accounted for $69.7 million of the increase.  Excluding FairPoint, depreciation and amortization expense decreased $4.0 million during the quarter ended March 31, 2018 due to certain assets and intangibles becoming fully depreciated or amortized in 2017, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services.

Reclassifications

Certain amounts in our 2017 condensed consolidated financial statements have been reclassified to conform to the current year presentation.  In accordance with the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, certain components of net periodic benefit cost were reclassified from operating expense to non-operating income (expense) in our condensed consolidated statement of operations. In addition, the classifications of certain operating revenues have been reclassified based on a new methodology following the acquisition of FairPoint.  These reclassifications had no effect on total revenue or net income.

Regulatory Matters

Our revenues are subject to broad federal and/or state regulation, which include such telecommunications services as local telephone service, network access service and toll service and are derived from various sources, including:

•	Business and residential subscribers of basic exchange services;

•	Surcharges mandated by state commissions and the Federal Communications Commission (“FCC”);

•	Long distance carriers for network access service;

•	Competitive access providers and commercial customers for network access service; and

•	Support payments from federal or state programs.

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

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, CAF and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for our price cap study areas and nine years for our rate of return study areas, and as a result, we anticipate that our network access revenue for 2018 will be reduced by approximately $3.0 million.

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

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 126,900 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps per second down and 1 Mbps up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met this milestone for 2017 and as of March 31, 2018, we are on target to achieve the 2018 milestone.

Local Switching Support

In 2015, FairPoint filed a Petition with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen LSS from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.   This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.   Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing a Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.   This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.4 million.  Our ongoing ICC Eligible Recovery support for 2018 would increase by approximately $3.6 million, and thereafter, decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our petition.  As a result, during the quarter ended March 31, 2018, we recognized subsidies revenue of $4.9 million and a contingent asset of $8.4 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

In addition, the PUCT is required to develop a needs test for post-2017 funding and has held workshops on various proposals.  The PUCT issued its recommendation to the Texas state commissioners in May 2014, which was approved in December 2014.  The needs test allows for a one-time disaggregation of line rates from a per line flat rate, then a competitive test must be met to receive funding.  The Company filed its submission for the needs test on December 28, 2016.  The PUCT issued docket 46699 on January 4, 2017 to review the filing and a decision was granted in the second quarter of 2017.  The order eliminated per line support for two of our exchanges resulting in a decline in annual revenues of approximately $0.4 million in 2018.   All other exchanges continue to receive per line support.

New York

With the acquisition of FairPoint, we assumed grants from the NY Broadband Program (the "NYBB").  In 2015, New York established the $500 million NYBB to provide state grant funding to support projects that deliver high-speed Internet access to unserved and underserved areas with a goal of achieving statewide broadband access in New York by the end of 2018.

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants will support, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory.  During the second quarter of 2017, a bid for Phase 3 grants was submitted by FairPoint, the final phase of the NYBB grants.  On January 31, 2018, the state notified us that we were awarded a portion of our Phase 3 bid, and we are currently reviewing the grant.  We expect to treat the Phase 2 reimbursements as a contribution in aid of construction given the nature of the arrangement.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our Northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we are required to invest an additional $1.0 million by December 31, 2018 to increase broadband availability and speeds in areas we serve by the FairPoint Illinois ILECs.  We achieved all of the 2017 requirements and, as of March 31, 2018, we expect to achieve all of the 2018 requirements.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $3.0 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to the issuance of the $935.0 million incremental term loan during the quarter ended September 30, 2017, which was reduced in part by the ticking fees and the amortization of commitment fees incurred in 2017 related to the committed financing secured for the acquisition of FairPoint, as described in the “Liquidity and Capital Resources” section below.  Interest expense also increased as a result of a loss recognized on the change in fair value of our de-designated interest rate swap agreements during the quarter ended March 31, 2018.

Other income increased $3.7 million during the quarter ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in investment income of $2.5 million from our wireless partnership interests and a decrease in pension and post-retirement expense in the current year period of $0.8 million.

Income Taxes

Income taxes decreased $2.0 million during the quarter ended March 31, 2018 compared to the same period in 2017.  Our effective tax rate was 27.5% and 37.0% for the quarters ended March 31, 2018 and 2017, respectively. The primary driver of the lower rate in 2018, compared to the same period in 2017, is the change in the corporate tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters ended March 31, 2018 and 2017:

	Quarter Ended
	March 31,
(In thousands, unaudited)	2018	2017
Net loss	$(11,198)	$(3,705)
Add (subtract):
Interest expense, net of interest income	32,716	29,671
Income tax benefit	(4,248)	(2,174)
Depreciation and amortization	107,899	42,195
EBITDA	125,169	65,987

Adjustments to EBITDA:
Other, net (1)	(265)	(1,045)
Investment distributions (2)	9,470	5,644
Non-cash, stock-based compensation (3)	678	538
Adjusted EBITDA	$135,052	$71,124

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$90,842	$51,718
Investing activities	(60,431)	(28,982)
Financing activities	(34,928)	(23,184)
Decrease in cash and cash equivalents	$(4,517)	$(448)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $90.8 million during the three-month period ended March 31, 2018, an increase of $39.1 million compared to the same period in 2017.  Cash flows provided by operating activities increased primarily as a result of the additional cash flows provided by the addition of the FairPoint operations in 2018  as well as additional transaction costs paid in 2017 related to the acquisition of FairPoint.  Cash distributions received from our wireless partnerships also increased $3.9 million during the three-month period ended March 31, 2018 compared to the same period in 2017.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $60.4 million during the three-month period ended March 31, 2018 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $60.8 million during the three-month period ended March 31, 2018, an increase of $31.8 million compared to the same period in 2017 driven by the acquisition of FairPoint in the quarter ended September 30, 2017.  Capital expenditures for the remainder of 2018 are expected to be $175.0 million to $180.0 million, of which approximately 50% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2018 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Used In Financing Activities

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

On July 3, 2017, the Merger with FairPoint was completed and the net proceeds from the incurrence of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection with the Merger and the related financing.  The Incremental Term Loan included an original issue discount of 0.50% and has the same maturity date and interest rate as the Initial Term Loan.  The Incremental Term Loan requires quarterly principal payments of $2.34 million which began in December 2017.

In addition, effective contemporaneously with the Merger, the Company entered into Amendment No. 3 to the Credit Agreement to increase the permitted amount of outstanding letters of credit from $15.0 million to $20.0 million and to provide that certain existing letters of credit of FairPoint be deemed to be letters of credit under the Credit Agreement.

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2018, the borrowing margin for the three month period ending June  30, 2018 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2018, alternate base rate borrowings of $22.0 million were outstanding under the revolving credit facility. At December 31, 2017,  there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  Stand-by letters of credit of $18.2 million were outstanding under our revolving credit facility as of March 31, 2018.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2018,  $69.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.90% and 4.58% as of March 31, 2018 and December 31, 2017, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2018, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2018, and including the $27.4 million dividend paid on May 1, 2018, we had $265.3 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of March 31, 2018, our total net leverage ratio under the Credit Agreement was 4.15:1.00, and our interest coverage ratio was 5.01:1.00.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly‑owned subsidiaries, including certain FairPoint subsidiaries, have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2018, this ratio was 4.21:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $460.9 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2017 and paid on May 1, 2018, there was $935.4 million of the $1,396.4 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2018.  As of March 31, 2018, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2018 and 2027.  As of March 31, 2018, the present value of the minimum remaining lease commitments was approximately $35.1 million, of which $13.2 million was due and payable within the next twelve months. The leases require total remaining rental payments of $41.7 million as of March 31, 2018, of which $2.6 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $27.4 million and $19.6 million in dividend payments to stockholders during the quarters ended March 31, 2018 and 2017, respectively.  In February 2018, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on May 1, 2018 to stockholders of record at the close of business on April 15, 2018.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2018	2017
Cash and cash equivalents	$11,140	$15,657
Working capital (deficit)	(44,738)	(42,281)
Current ratio	0.84	0.83

Our net working capital position declined $2.5 million as of March 31, 2018 compared to December 31, 2017 primarily as a result of an increase in accrued interest and accrued expense related to the timing of the semi-annual interest payments for our Senior Notes and the timing of expenditures.  This increase was reduced in part by an increase in accounts receivable as a result of the LSS settlement of $13.3 million recognized during the quarter ended March 31, 2018.

Our most significant uses of funds in the remainder of 2018 are expected to be for: (i) dividend payments of approximately $82.0 million; (ii) interest payments on our indebtedness of approximately $104.0 million and principal payments on debt of $13.8 million; and (iii) capital expenditures of between $175.0 million and $180.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2018, we had approximately $5.0 million of these bonds outstanding.

Defined Benefit Pension Plans

As required, we contribute to a qualified defined pension plan (the “Retirement Plan”) and non-qualified supplemental retirement plans (the “Supplemental Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees. In connection with the acquisition of FairPoint, we have assumed sponsorship of its two non-contributory qualified defined benefit pension plans (collectively with the Retirement Plan and Supplemental Plans, the “Pension Plans”) and post-retirement benefit plan as of the date of acquisition as described in the Note 9 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item 1 “Financial Statements”. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We estimate the weighted average long-term rate of return on assets will be 7.03%. The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plans, which could adversely affect our cash flows from operations.

In 2018, we expect to make contributions totaling approximately $26.9 million to our Pension Plans and $10.0 million to our other post-retirement benefit plans, which represents an increase of $17.9 million from the total contributions made in 2017 of which $12.0 million is attributable to the acquisition of FairPoint. As of March 31, 2018, we have contributed $4.9 million and $2.5 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.8 million for the quarter ended March 31, 2018 compared to the same period in 2017.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $3.0 million.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2017 Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements”.

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

As of March 31, 2018, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of March 31, 2018, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $6.1 million and $5.4 million, respectively.

As of March 31, 2018, the fair value of our interest rate swap agreements amounted to a net asset of $3.9 million.  Total pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $7.4 million as of March 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2018.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal controls over  financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

During the quarter ended March 31, 2018, we completed our migration of the enterprise resource planning (“ERP”) system used by FairPoint for financial reporting and human resources to the Company’s ERP system.  This effort now provides a single platform for the Company to process financial information and human resources.  The combined processes include accounts payable, purchasing, inventory, property, plant and equipment, payroll, general ledger and financial reporting. We believe that the migration to the single ERP system did not result in a negative impact on our internal controls over financial reporting or disclosure controls and procedures.  As of March 31, 2018, management is in the process of integrating FairPoint’s internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 11 to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements” for a discussion of recent developments related to these legal proceedings.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 4, 2018	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 4, 2018	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)