Form 10-Q
period 2018-06-30
Consolidated Communications Holdings, Inc.
filed 2018-08-03
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes   X           No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   X            No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X    Accelerated filer

Non-accelerated filer___   Smaller reporting company ____     Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No   X

On July 30, 2018, the registrant had 71,252,576 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenues	$350,221	$169,950	$706,260	$339,885

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	151,358	71,136	304,274	142,168
Selling, general and administrative expenses	81,128	35,986	166,746	71,884
Acquisition and other transaction costs	899	1,793	1,630	3,524
Depreciation and amortization	111,741	40,483	219,640	82,678
Income from operations	5,095	20,552	13,970	39,631

Other income (expense):
Interest expense, net of interest income	(32,839)	(33,918)	(65,555)	(63,589)
Investment income	12,535	8,196	20,324	13,474
Other, net	640	1,145	1,246	580
Loss before income taxes	(14,569)	(4,025)	(30,015)	(9,904)

Income tax benefit	(4,009)	(1,399)	(8,257)	(3,573)

Net loss	(10,560)	(2,626)	(21,758)	(6,331)
Less: net income attributable to noncontrolling interest	83	102	183	82
Net loss attributable to common shareholders	$(10,643)	$(2,728)	$(21,941)	$(6,413)

Net loss per basic and diluted common shares attributable to common shareholders	$(0.15)	$(0.06)	$(0.32)	$(0.13)

Dividends declared per common share	$0.38	$0.38	$0.77	$0.77

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(10,560)	$(2,626)	$(21,758)	$(6,331)
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax	-	(814)	-	(814)
Amortization of actuarial losses and prior service credit to earnings, net of tax	954	871	1,876	1,733
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	3,884	(2,488)	8,621	(2,544)
Reclassification of realized loss to earnings, net of tax	1,066	244	1,331	449
Comprehensive loss	(4,656)	(4,813)	(9,930)	(7,507)
Less: comprehensive income attributable to noncontrolling interest	83	102	183	82
Total comprehensive loss attributable to common shareholders	$(4,739)	$(4,915)	$(10,113)	$(7,589)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,642	$15,657
Accounts receivable, net of allowance for doubtful accounts	122,167	121,528
Income tax receivable	12,391	21,846
Prepaid expenses and other current assets	43,727	33,318
Assets held for sale	20,719	21,310
Total current assets	209,646	213,659

Property, plant and equipment, net	1,986,318	2,037,606
Investments	110,105	108,858
Goodwill	1,035,274	1,038,032
Customer relationships, net	262,853	293,300
Other intangible assets	12,038	13,483
Other assets	30,578	14,188
Total assets	$3,646,812	$3,719,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,057	$24,143
Advance billings and customer deposits	46,322	42,526
Dividends payable	27,602	27,418
Accrued compensation	55,462	49,770
Accrued interest	9,376	9,343
Accrued expense	74,112	72,041
Current portion of long-term debt and capital lease obligations	32,570	29,696
Liabilities held for sale	381	1,003
Total current liabilities	268,882	255,940

Long-term debt and capital lease obligations	2,308,752	2,311,514
Deferred income taxes	211,740	209,720
Pension and other post-retirement obligations	318,306	334,193
Other long-term liabilities	24,816	33,817
Total liabilities	3,132,496	3,145,184

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 71,252,576 and 70,777,354 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	713	708
Additional paid-in capital	565,961	615,662
Accumulated deficit	(21,941)	—
Accumulated other comprehensive loss, net	(36,255)	(48,083)
Noncontrolling interest	5,838	5,655
Total shareholders’ equity	514,316	573,942
Total liabilities and shareholders’ equity	$3,646,812	$3,719,126

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2018	2017

Net cash provided by operating activities	$194,371	$93,533

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(124,840)	(58,061)
Proceeds from sale of assets	1,443	101
Proceeds from sale of investments	233	—
Net cash used in investing activities	(123,164)	(57,960)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	76,000	23,000
Payment of capital lease obligations	(6,027)	(2,993)
Payment on long-term debt	(91,176)	(27,500)
Share repurchases for minimum tax withholding	—	(41)
Dividends on common stock	(55,019)	(39,257)
Net cash used in financing activities	(76,222)	(46,791)
Change in cash and cash equivalents	(5,015)	(11,218)
Cash and cash equivalents at beginning of period	15,657	27,077
Cash and cash equivalents at end of period	$10,642	$15,859

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

Leveraging our advanced fiber network spanning more than 36,000 fiber route miles, we offer a wide range of communications solutions including data, voice, video, managed services, cloud computing and wireless backhaul.  As of June 30, 2018, we had approximately 941,000 voice connections, 787,000 data connections and 98,000 video connections.

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

The adoption of the new standard did not result in a material impact to our systems, processes or internal controls.  The largest impact of the adoption of the new standard is related to the treatment of contract acquisition costs, which were previously expensed as incurred; however, under the new standard, these costs are now deferred and amortized over the expected customer life.  The adoption also resulted in additional disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities and deferred contract cost assets, as well as practical expedients used by the Company in applying the new five-step revenue model.  During the six months ended June 30, 2018, we recorded a pre-tax cumulative effect adjustment of $4.1 million related to the adoption, which increased retained earnings.  Of this amount, $1.8 million was related to the increase in the value of our partnership interests as a result of the adoption of ASC 606 by our equity method partnerships.  For a more complete discussion of our investments, refer to Note 4.

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

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer.  This amount is generally equal to the market price of the services promised in the contract and may include promotional discounts.  The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees.  Conversely, nonrefundable up-front fees, such as service activation and set-up fees, are included in the transaction price.  In determining the transaction price, we consider our enforceable rights and obligations within the contract.  We do not consider the possibility of a contract being cancelled, renewed or modified.

The transaction price is allocated to each performance obligation based on the standalone selling price of the service, net of the related discount, as applicable.

Revenue is recognized when or as performance obligations are satisfied by transferring service to the customer as described below.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and six months ended June 30, 2018 and 2017:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$87,603	$51,528	$173,628	$102,432
Voice services	51,322	22,199	103,483	44,225
Other	14,237	4,931	26,100	8,833
	153,162	78,658	303,211	155,490
Consumer:
Broadband (VoIP and Data)	62,545	28,296	125,656	56,689
Video services	22,065	22,314	44,899	45,418
Voice services	51,616	12,860	103,678	25,902
	136,226	63,470	274,233	128,009
Subsidies	20,979	10,392	46,234	20,964
Network access	37,338	14,138	77,053	28,691
Other products and services	2,516	3,292	5,529	6,731
Total operating revenues	$350,221	$169,950	$706,260	$339,885

Service revenue is recognized over time, consistent with the transfer of service, as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs.

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Quarter Ended	At
(In thousands)	June 30, 2018	Adoption
Accounts receivable, net	$122,411	$121,745
Contract assets	7,408	1,804
Contract liabilities	49,039	46,368

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the quarter and six months ended June 30, 2018, the Company recognized expense of $0.6 million and $1.0 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarter and six months ended June 30, 2018, the Company recognized revenue of $83.8 million and $171.1 million, respectively, related to deferred revenues.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2018.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.
2.	Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

Financial Statement Impact of Adopting ASC 606

As described above, the change in accounting for contract acquisition costs was the largest impact to the Company upon adoption of ASC 606.  On an ongoing basis, a significant amount of commission costs, which were historically expensed as incurred, will now be deferred and amortized over the expected customer life under the new standard.  The accretive benefit to operating income anticipated in 2018 is expected to moderate in future years as the basis of the amortization builds.  For the quarter and six months ended June 30, 2018, we recognized commission expense of $0.6 million and $1.0 million, respectively, under the new standard as compared to $3.6 million and $6.6 million, respectively, for the same periods under legacy GAAP.

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

Effective January 1, 2018, we adopted ASU No. 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires presentation of the service cost component of net periodic benefit cost within the same income statement line item as other compensation costs arising from services rendered by relevant employees during the period, and presentation of the other cost components of net periodic benefit cost separately and outside of the income from operations subtotal. In addition, only the service cost component is eligible for capitalization. We adopted ASU 2017-07 prospectively for the capitalization of the service cost component of the net periodic benefit cost. ASU 2017-07 was applied retrospectively using the practical expedient for the presentation of the other components of net periodic benefit cost in the statement of operations and as a result, we reclassified $(0.8) million and $(0.4) million of benefit from cost of services and products and $(0.2) million and $(0.1) million of benefit from selling, general and administrative expenses into other, net within non-operating income (expense) for the quarter and six months ended June 30, 2017, respectively. See Note 9 for the amount of each component of net periodic pension and post-retirement benefit costs.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07 (“ASU 2018-07”), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718,

Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees to align the accounting guidance for both employee and nonemployee share-based transactions. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.   The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures and do not expect to make the optional election for reclassification of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings.

In August 2017, the FASB issued ASU Update No. 2017-12 (“ASU 2017-12”), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We plan to adopt ASU 2017-12 as of January 1, 2019 and are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

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

As of June 30, 2018, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed are as follows:

(In thousands)
Cash and cash equivalents	$56,980
Accounts receivable	72,206
Other current assets	22,012
Assets held for sale	20,843
Property, plant and equipment	1,047,000
Intangible assets	303,180
Other long-term assets	2,685
Total assets acquired	1,524,906

Current liabilities	123,109
Liabilities held for sale	443
Pension and other post-retirement obligations	219,298
Deferred income taxes	96,632
Other long-term liabilities	13,502
Total liabilities assumed	452,984
Net fair value of assets acquired	1,071,922
Goodwill	278,396
Total consideration transferred	$1,350,318

We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of deferred income taxes.  Any changes within the measurement period to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy and the synergies expected to be realized from the acquisition.  Amortization of goodwill is not deductible for income tax purposes.

Based on the valuation analysis, the identifiable intangible assets acquired consisted of customer relationships of $300.3 million, tradenames of $1.1 million and non-compete agreements of $1.8 million.  The intangible assets were valued using an income based approach (level 3 inputs) that utilized the multi-period earnings method for customer relationships, the relief from royalty method for tradenames and the with and without method for the non-compete agreements.  The customer relationships are being amortized using an accelerated amortization method over their estimated useful lives of seven to eleven years depending on the nature of the customer.  The tradenames and non-compete agreements are amortized using the straight-line method over their estimated useful lives of six months and one year, respectively.

During the quarter ended June 30, 2018, we made certain adjustments to the fair value of the identifiable assets acquired and liabilities assumed which resulted in an increase in working capital of $0.9 million and decreases in property, plant and equipment of $6.6 million, long-term liabilities of $2.4 million and deferred income taxes of $0.9 million.  The net impact of the adjustments reduced net assets acquired and increased goodwill by $2.4 million.

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

	Quarter Ended	Six Months Ended
	June 30,	June 30,
(Unaudited; in thousands, except per share amounts)	2017	2017
Operating revenues	$369,089	$740,932
Income from operations	$20,735	$31,867
Net loss	$(1,400)	$(9,948)
Less: net loss attributable to noncontrolling interest	102	82
Net loss attributable to common stockholders	$(1,502)	$(10,030)

Net loss per common share-basic and diluted	$(0.02)	$(0.14)

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

Divestitures

In August 2017, we entered into a letter of intent to sell our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company, (collectively, “Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  In November 2017, the Company entered into an agreement to sell all of the issued and outstanding stock of Peoples in exchange for cash of approximately $21.0 million, subject to certain contractual adjustments.  The parties received all required regulatory approvals in July 2018 and the transaction closed on July 31, 2018.

As of the FairPoint acquisition date, the net assets to be sold have been classified as held for sale in the consolidated balance sheet.  The expected sale of these assets has not been reported as discontinued operations in the condensed consolidated statements of operations as the annual revenues of these operations is less than 1% of the consolidated operating revenues. The estimated fair value of the net assets held for sale was determined based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy at June 30, 2018 and December 31, 2017.

The classes of assets and liabilities to be sold and classified as held for sale consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Current assets	$252	$227
Property, plant and equipment	4,369	4,254
Goodwill	16,098	16,829
Total assets	$20,719	$21,310

Current liabilities	$233	$701
Deferred taxes	148	302
Total liabilities	$381	$1,003

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net loss	$(10,560)	$(2,626)	$(21,758)	$(6,331)
Less: net income (loss) attributable to noncontrolling interest	83	102	183	82
Loss attributable to common shareholders before allocation of earnings to participating securities	(10,643)	(2,728)	(21,941)	(6,413)
Less: earnings allocated to participating securities	221	115	442	164
Net loss attributable to common shareholders, after earnings allocated to participating securities	$(10,864)	$(2,843)	$(22,383)	$(6,577)

Weighted-average number of common shares outstanding	70,598	50,412	70,598	50,411

Net loss per common share attributable to common shareholders - basic and diluted	$(0.15)	$(0.06)	$(0.32)	$(0.13)

Diluted EPS attributable to common shareholders for each of the quarters ended June 30, 2018 and 2017 excludes 0.7 million and 0.3 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.  For each of the six months ended June 30, 2018 and 2017, diluted earnings (loss) per common share attributable to common shareholders excludes 0.5 million and 0.3 million potential common shares, respectively.

4.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Cash surrender value of life insurance policies	$2,315	$2,272
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	9,050	9,105
Other	298	343
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,344	17,375
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,546	7,300
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	29,152	28,063
Totals	$110,105	$108,858

Investments at Cost

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No factors of impairment existed for any of the investments during the quarters or six months ended June 30, 2018 or 2017.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended June 30, 2018 and 2017, we received cash distributions from these partnerships totaling $6.1 million and $3.7 million, respectively. For the six months ended June 30, 2018 and 2017, we received cash distributions from these partnerships totaling $9.1 million and $5.3 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the quarter and six months ended June 30, 2018.  For the quarters ended June 30, 2018 and 2017, we received cash distributions from these partnerships totaling $5.1 million and $4.1 million, respectively.  For each of the six months ended June 30, 2018 and 2017, we received cash distributions from these partnerships totaling $11.6 million and $8.1 million, respectively.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Total revenues	$85,767	$89,811	$167,710	$169,832
Income from operations	25,149	24,518	49,647	45,806
Net income before taxes	24,837	24,145	49,041	45,042
Net income	24,837	24,145	49,041	45,042

	June 30,	December 31,
(In thousands)	2018	2017
Current assets	$76,641	$78,782
Non-current assets	97,485	95,959
Current liabilities	21,455	22,472
Non-current liabilities	51,107	51,463
Partnership equity	101,564	100,806

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

Our interest rate swap agreements measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

		As of June 30, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$211	$—	$211	$—
Long-term interest rate swap assets	10,087	—	10,087	—
Total	$10,298	$—	$10,298	$—

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$1,256	$—	$1,256	$—
Current interest rate swap liabilities	(27)	—	(27)	—
Long-term interest rate swap liabilities	(1,761)	—	(1,761)	—
Total	$(532)	$—	$(532)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018		As of December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$54,042	n/a	$52,738	n/a
Investments, at cost	$53,748	n/a	$53,848	n/a
Long-term debt, excluding capital leases	$2,317,227	$2,256,634	$2,331,400	$2,253,545

Cost & Equity Method Investments

Our investments as of June 30, 2018 and December 31, 2017 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Senior secured credit facility:
Term loans, net of discounts of $7,674 and $8,344 at June 30, 2018 and December 31, 2017, respectively	$1,804,563	$1,813,069
Revolving loan	16,000	22,000
6.50% Senior notes due 2022, net of discount of $3,336 and $3,669 at June 30, 2018 and December 31, 2017, respectively	496,664	496,331
Capital leases	36,843	23,890
	2,354,070	2,355,290
Less: current portion of long-term debt and capital leases	(32,570)	(29,696)
Less: deferred debt issuance costs	(12,748)	(14,080)
Total long-term debt	$2,308,752	$2,311,514

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2018, the borrowing margin for the three month period ending September 30, 2018 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2018, alternate base rate borrowings of $16.0 million were outstanding under the revolving credit facility. At December 31, 2017,  there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  Stand-by letters of credit of $18.2 million were outstanding under our revolving credit facility as of June 30, 2018.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2018, $75.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.11% and 4.58% as of June 30, 2018 and December 31, 2017, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2018, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of June 30, 2018, and including the $27.6 million dividend paid on August 1, 2018, we had $311.0 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of June 30, 2018, our total net leverage ratio under the Credit Agreement was 4.24:1.00, and our interest coverage ratio was 4.33:1.00.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of June 30, 2018, this ratio was 4.30:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $488.5 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2018 and paid on August 1, 2018, there was $1,003.5 million of the $1,492.1 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of June 30, 2018.  As of June 30, 2018, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2018 and 2027.  As of June 30, 2018, the present value of the minimum remaining lease commitments was approximately $36.8 million, of which $14.2 million was due and payable within the next twelve months. The leases require total remaining rental payments of $43.5 million as of June 30, 2018, of which $2.4 million will be paid to LATEL LLC, a related party entity.

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

The following interest rate swaps were outstanding as of June 30, 2018:

	Notional
(In thousands)	Amount	2018 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$450,000	Prepaid expenses and other current assets	$211
Fixed to 1-month floating LIBOR (with floor)	$550,000	Other assets	1,434
Series of forward starting fixed to 1-month floating LIBOR (with floor)	$2,010,000	Other assets	8,653
Total Fair Values			$10,298

The following interest rate swaps were outstanding as of December 31, 2017:

	Notional
(In thousands)	Amount	2017 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$600,000	Other assets	$873
Fixed to 1-month floating LIBOR (with floor)	$150,000	Accrued expense	(27)
Forward starting fixed to 1-month floating LIBOR (with floor)	$600,000	Other assets	383
Series of forward starting fixed to 1-month floating LIBOR (with floor)	$1,410,000	Other long-term liabilities	(1,761)
Total Fair Values			$(532)

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

During the quarter ended March 31, 2018, we entered into an interest rate swap agreement with a notional value of $500.0 million and a term of five years.  The interest rate swap agreement was designated as a cash flow hedge.  On March 12, 2018, we completed a syndication of a portion of the $500.0 million interest rate swap agreement with five new counterparties.  On the date of the syndication, the interest rate swap agreements were de-designated due to changes in critical terms as a result of the syndication.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swap was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the interest rate swap agreements.  Changes in fair value of the de-designated swaps were immediately recognized in earnings as interest expense prior to the de-designation date.  During the quarter and six months ended June 30, 2018, a gain of $0.4 million and a loss of $2.5 million, respectively, was recognized in interest expense for the change in fair value of the de-designated swaps. During the quarter ended June 30, 2018, the interest rate swap agreements were re-designated as a cash flow hedge.

As of June 30, 2018 and December 31, 2017, the total pre-tax unrealized gains related to our interest rate swap agreements included in AOCI was $14.1 million and $0.6 million, respectively.  From the balance in AOCI as of June 30, 2018, we expect to recognize a loss of approximately $3.5 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Unrealized gain (loss) recognized in AOCI, pretax	$5,256	$(4,039)	$11,679	$(4,130)
Deferred losses reclassified from AOCI to interest expense	$(1,446)	$(396)	$(1,802)	$(729)
Gain (loss) recognized in interest expense from ineffectiveness	$319	$(1,535)	$1,349	$(1,300)

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Restricted stock	$979	$589	$1,414	$964
Performance shares	559	303	802	466
Total	$1,538	$892	$2,216	$1,430

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2018, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $12.2 million and will be recognized over a weighted-average period of approximately 2.0 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2018:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2018	102,181	$23.32	77,528	$21.46
Shares granted	478,210	$12.45	—	$—
Shares forfeited, cancelled or retired	(1,851)	$22.93	(1,137)	$21.80
Non-vested shares outstanding - June 30, 2018	578,540	$14.34	76,391	$21.46

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2018:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2017	$(48,464)	$381	$(48,083)
Other comprehensive income before reclassifications	—	8,621	8,621
Amounts reclassified from accumulated other comprehensive loss	1,876	1,331	3,207
Net current period other comprehensive income	1,876	9,952	11,828
Balance at June 30, 2018	$(46,588)	$10,333	$(36,255)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2018	2017	2018	2017	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$199	$209	$398	$453	(a)
Actuarial loss	(1,452)	(1,639)	(2,903)	(3,300)	(a)
Settlement loss	(46)	0	(46)	0	(a)
	(1,299)	(1,430)	(2,551)	(2,847)	Total before tax
	345	559	675	1,114	Tax benefit
	$(954)	$(871)	$(1,876)	$(1,733)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(1,446)	$(396)	$(1,802)	$(729)	Interest expense
	380	152	471	280	Tax benefit
	$(1,066)	$(244)	$(1,331)	$(449)	Net of tax

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Service cost	$1,535	$74	$3,070	$161
Interest cost	7,147	3,567	14,286	7,180
Expected return on plan assets	(9,637)	(5,053)	(19,304)	(9,958)
Net amortization loss	1,473	1,683	2,945	3,387
Net prior service credit amortization	(61)	(79)	(122)	(193)
Settlement loss	46	—	46	—
Curtailment gain	—	(1,337)	—	(1,337)
Net periodic pension cost (benefit)	$503	$(1,145)	$921	$(760)

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

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended June 30, 2018 and 2017 and $0.2 million for each of the six-month periods ended June 30, 2018 and 2017, respectively.  The net present value of the remaining obligations was approximately $1.7 million and $1.9 million as of June 30, 2018 and December 31, 2017, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We did not recognize any life insurance proceeds during the quarters and six-month periods ended June 30, 2018 or 2017.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.3 million as of each of June 30, 2018 and December 31, 2017.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Service cost	$127	$124	$254	$247
Interest cost	1,028	396	2,057	791
Expected return on plan assets	(35)	(29)	(71)	(57)
Net amortization gain	(21)	(44)	(42)	(87)
Net prior service credit amortization	(138)	(130)	(276)	(260)
Net periodic post-retirement benefit cost	$961	$317	$1,922	$634

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $26.9 million to our Pension Plans and $10.0 million to our Post-retirement Plans in 2018.  As of June 30, 2018, we have contributed $10.8 million and $5.1 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

10.  INCOME TAXES

Our unrecognized tax benefits as of June 30, 2018 and December 31, 2017 were $4.6 million and $4.3 million, respectively. The increase of $0.3 million to unrecognized tax benefits in 2018 was primarily due to the acquisition of FairPoint and was recorded in purchase accounting. There was no material effect on the Company’s effective tax rate. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.4 million as of June 30, 2018 and $4.1 million as of December 31, 2017. We do not expect any material change in our unrecognized tax benefits during the remainder of 2018.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2018, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2014 through 2016. The periods subject to examination for our state returns are years 2013 through 2016.  We are currently under audit by state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 27.5% and 34.8% for the quarters ended June 30, 2018 and 2017, respectively and 27.5% and 36.1% for the six-month periods ended June 30, 2018 and 2017, respectively.  The primary driver of the lower rates in 2018, compared to the same periods in 2017, is the change in the corporate tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  For the quarter and six-month periods ended June 30, 2018 and 2017, the effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. Exclusive of these adjustments, our effective tax rate for the quarters and six months ended June 30, 2018 and 2017 would have been approximately 27.5% and 34.7% and approximately 27.5% and 35.6%, respectively.

ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  SAB 118 will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. SAB 118 would allow for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.  The Company is currently evaluating the law and completing its analysis, which will be completed after the filing of the 2017 federal and state income tax returns.  For the quarter and six-month period ended June 30, 2018, no adjustments were made to the provisional estimates that were recorded and disclosed as of December 31, 2017.

11.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Local Switching Support

In 2015, FairPoint filed a Petition with the FCC requesting the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen local switching support (“LSS”) from FairPoint’s intercarrier compensation (“ICC”) Eligible Recovery for FairPoint’s rate of return Incumbent Local Exchange Carriers (“ILECs”) that participate in the NECA pooling process.   This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s Connect America Fund (“CAF”) funding, but remain rate of return for ICC purposes.   Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen Universal Service Fund (“USF”) support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing a Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.   This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 would increase by approximately $3.6 million, and thereafter, decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our petition.  As a result, during the six months ended June 30, 2018, we recognized subsidies revenue of $5.4 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

Relatedly, in 2016, numerous LECs across the country, including a number of our Consolidated and FairPoint LEC entities, filed complaints in various U.S. district courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November 2015 Order held could be assessed by LECs.  The total amount that the Company’s LEC entities, including FairPoint, seek from Level 3 in this proceeding is at least $2.3 million, excluding attorneys’ fees.  These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the U.S. District Court.  Level 3 filed a Motion to Dismiss these complaints that, in part, repeated arguments the November 2015 Order rejected.  On March 22, 2017, the U.S. District Court denied Level 3’s Motion to Dismiss.

On March 12, 2018, a motion for summary judgement was filed by various LECs with counterclaims against Verizon and Sprint.  On March 26, 2018, a motion for summary judgement was filed by various LECs with claims against Level 3.  On May 15, 2018, the U.S. District Court granted all pending motions for summary judgment against Sprint, Verizon, and Level 3, and directed the entry of formal judgments in these cases.  The formal judgments were entered in the Verizon and Sprint cases on June 7, 2018.  Verizon and Sprint filed notices of appeal of these judgments to the U.S. Court of Appeals for the Fifth Circuit on June 28 and June 29, 2018, respectively.  On July 17, 2018, the Court entered a judgment of $0.7 million in favor of our Consolidated LEC entities and against Level 3.  Level 3 filed a notice of appeal of this judgment to the U.S. Court of Appeals for the Fifth Circuit on July 24, 2018.  The U.S. District Court has not yet entered formal judgment in the case involving our FairPoint LEC entities and Level 3, however is expected to do so in the third quarter of 2018.  Absent a decision by an appellate court that overturns these orders, it could be difficult for Sprint or Verizon to succeed on its claims against us or for Level 3 to avoid paying the access charges it disputes in this litigation.  Therefore, we do not expect any potential settlement or judgment to have a material adverse impact on our financial results or cash flows.

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years of 2008 through 2016.  For our CCES and CCPA subsidiaries, the total additional tax liability calculated by the DOR auditors for the tax years 2008 through 2016, including interest, is approximately $6.3 million and $7.5 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals for the tax years 2008 through 2016, contesting these audit assessments.  These cases remain pending and are in various stages of appeal.

In May 2017, we entered into an agreement to guarantee any potential liability to the DOR up to $5.0 million.    We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at a reduced tax liability of the total assessed tax liability under dispute for the tax years 2008 through 2013.  The settlement offers are currently under review and consideration by the Commonwealth of Pennsylvania.  We expect to receive responses to our offers during the third quarter of 2018.  While we continue to believe a settlement of all disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

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

Other

We have employees who are covered by collective bargaining agreements which are set to expire on August 4, 2018.  These collective bargaining agreements cover approximately 31% of our employees.  If we are unable to enter into new agreements before they expire, employees subject to collective bargaining agreements may engage in strikes, work stoppages or slowdowns, or other labor actions, which could disrupt our ability to provide services to our customers.  Any prolonged labor dispute or labor disruption by any of our employees could have a negative effect on our financial results and operations.

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

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, condensed consolidating statements of operations for the quarters and six-month periods ended June 30, 2018 and 2017 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2018 and 2017 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	June 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,226	$415	$1	$—	$10,642
Accounts receivable, net	—	—	111,555	10,626	(14)	122,167
Income taxes receivable	2,822	9,604	2,319	—	(2,354)	12,391
Prepaid expenses and other current assets	—	211	43,369	147	—	43,727
Assets held for sale	—	—	—	20,719	—	20,719
Total current assets	2,822	20,041	157,658	31,493	(2,368)	209,646

Property, plant and equipment, net	—	—	1,919,360	66,958	—	1,986,318

Intangibles and other assets:
Investments	—	8,673	101,432	—	—	110,105
Investments in subsidiaries	3,627,014	3,512,890	19,100	—	(7,159,004)	—
Goodwill	—	—	985,191	50,083	—	1,035,274
Customer relationships, net	—	—	262,853	—	—	262,853
Other intangible assets	—	—	2,951	9,087	—	12,038
Advances due to/from affiliates, net	—	2,392,705	635,449	95,453	(3,123,607)	—
Deferred income taxes	26,933	—	—	—	(26,933)	—
Other assets	2,938	10,137	17,468	35	—	30,578
Total assets	$3,659,707	$5,944,446	$4,101,462	$253,109	$(10,311,912)	$3,646,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$23,057	$—	$—	$23,057
Advance billings and customer deposits	—	—	44,823	1,499	—	46,322
Dividends payable	27,602	—	—	—	—	27,602
Accrued compensation	—	—	54,655	807	—	55,462
Accrued interest	—	8,649	727	—	—	9,376
Accrued expense	20	14	71,746	4,700	(2,368)	74,112
Current portion of long term debt and capital lease obligations	—	18,350	14,054	166	—	32,570
Liabilities held for sale	—	—	—	381	—	381
Total current liabilities	27,622	27,013	209,062	7,553	(2,368)	268,882

Long-term debt and capital lease obligations	—	2,286,130	22,289	333	—	2,308,752
Advances due to/from affiliates, net	3,123,607	—	—	—	(3,123,607)	—
Deferred income taxes	—	4,288	213,165	21,220	(26,933)	211,740
Pension and postretirement benefit obligations	—	—	302,235	16,071	—	318,306
Other long-term liabilities	—	—	23,867	949	—	24,816
Total liabilities	3,151,229	2,317,431	770,618	46,126	(3,152,908)	3,132,496
Shareholders’ equity:
Common Stock	713	—	17,411	30,000	(47,411)	713
Other shareholders’ equity	507,765	3,627,015	3,307,595	176,983	(7,111,593)	507,765
Total Consolidated Communications Holdings, Inc. shareholders’ equity	508,478	3,627,015	3,325,006	206,983	(7,159,004)	508,478
Noncontrolling interest	—	—	5,838	—	—	5,838
Total shareholders’ equity	508,478	3,627,015	3,330,844	206,983	(7,159,004)	514,316
Total liabilities and shareholders’ equity	$3,659,707	$5,944,446	$4,101,462	$253,109	$(10,311,912)	$3,646,812

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,919	$6,738	$—	$—	$15,657
Accounts receivable, net	—	—	114,303	7,701	(476)	121,528
Income taxes receivable	20,275	—	1,571	—	—	21,846
Prepaid expenses and other current assets	—	—	33,188	130	—	33,318
Assets held for sale	—	—	—	21,310	—	21,310
Total current assets	20,275	8,919	155,800	29,141	(476)	213,659

Property, plant and equipment, net	—	—	1,972,190	65,416	—	2,037,606

Intangibles and other assets:
Investments	—	8,495	100,363	—	—	108,858
Investments in subsidiaries	3,643,930	2,133,049	35,374	—	(5,812,353)	—
Goodwill	—	—	971,851	66,181	—	1,038,032
Customer relationships, net	—	—	293,300	—	—	293,300
Other intangible assets	—	—	4,396	9,087	—	13,483
Advances due to/from affiliates, net	—	2,441,690	555,332	92,615	(3,089,637)	—
Deferred income taxes	21,244	—	—	—	(21,244)	—
Other assets	—	1,307	12,844	37	—	14,188
Total assets	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$24,143	$—	$—	$24,143
Advance billings and customer deposits	—	—	41,026	1,500	—	42,526
Dividends payable	27,418	—	—	—	—	27,418
Accrued compensation	—	—	48,795	975	—	49,770
Accrued interest	—	8,824	519	—	—	9,343
Accrued expense	107	504	70,976	930	(476)	72,041
Current portion of long term debt and capital lease obligations	—	18,350	11,150	196	—	29,696
Liabilities held for sale	—	—	—	1,003	—	1,003
Total current liabilities	27,525	27,678	196,609	4,604	(476)	255,940

Long-term debt and capital lease obligations	—	2,298,970	12,139	405	—	2,311,514
Advances due to/from affiliates, net	3,089,637	—	—	—	(3,089,637)	—
Deferred income taxes	—	750	209,116	21,098	(21,244)	209,720
Pension and postretirement benefit obligations	—	—	315,129	19,064	—	334,193
Other long-term liabilities	—	1,761	31,030	1,026	—	33,817
Total liabilities	3,117,162	2,329,159	764,023	46,197	(3,111,357)	3,145,184
Shareholders’ equity:
Common Stock	708	—	17,411	30,000	(47,411)	708
Other shareholders’ equity	567,579	2,264,301	3,314,361	186,280	(5,764,942)	567,579
Total Consolidated Communications Holdings, Inc. shareholders’ equity	568,287	2,264,301	3,331,772	216,280	(5,812,353)	568,287
Noncontrolling interest	—	—	5,655	—	—	5,655
Total shareholders’ equity	568,287	2,264,301	3,337,427	216,280	(5,812,353)	573,942
Total liabilities and shareholders’ equity	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended June 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$338,867	$14,500	$(3,146)	$350,221
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	150,337	4,054	(3,033)	151,358
Selling, general and administrative expenses	657	—	77,361	3,223	(113)	81,128
Acquisition and other transaction costs	899	—	—	—	—	899
Depreciation and amortization	—	—	109,333	2,408	—	111,741
Operating income (loss)	(1,556)	—	1,836	4,815	—	5,095
Other income (expense):
Interest expense, net of interest income	(27)	(33,376)	521	43	—	(32,839)
Intercompany interest income (expense)	—	14,727	(14,706)	(21)	—	—
Investment income	—	—	12,535	—	—	12,535
Equity in earnings of subsidiaries, net	(9,440)	4,348	4,347	—	745	—
Other, net	—	—	610	30	—	640
Income (loss) before income taxes	(11,023)	(14,301)	5,143	4,867	745	(14,569)
Income tax expense (benefit)	(380)	(4,861)	(37)	1,269	—	(4,009)
Net income (loss)	(10,643)	(9,440)	5,180	3,598	745	(10,560)
Less: net income attributable to noncontrolling interest	—	—	83	—	—	83
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(10,643)	$(9,440)	$5,097	$3,598	$745	$(10,643)

Total comprehensive income (loss) attributable to common shareholders	$(4,739)	$(3,536)	$5,881	$3,768	$(6,113)	$(4,739)

	Quarter Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$159,072	$14,066	$(3,188)	$169,950
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	71,564	2,649	(3,077)	71,136
Selling, general and administrative expenses	920	—	32,112	3,065	(111)	35,986
Acquisition and other transaction costs	1,793	—	—	—	—	1,793
Depreciation and amortization	—	—	38,039	2,444	—	40,483
Operating income (loss)	(2,713)	—	17,357	5,908	—	20,552
Other income (expense):
Interest expense, net of interest income	—	(33,704)	(244)	30	—	(33,918)
Intercompany interest income (expense)	—	14,727	(14,707)	(20)	—	—
Investment income	—	—	8,196	—	—	8,196
Equity in earnings of subsidiaries, net	(740)	13,168	277	—	(12,705)	—
Other, net	—	2	945	198	—	1,145
Income (loss) before income taxes	(3,453)	(5,807)	11,824	6,116	(12,705)	(4,025)
Income tax expense (benefit)	(725)	(5,067)	2,791	1,602	—	(1,399)
Net income (loss)	(2,728)	(740)	9,033	4,514	(12,705)	(2,626)
Less: net income attributable to noncontrolling interest	—	—	102	—	—	102
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(2,728)	$(740)	$8,931	$4,514	$(12,705)	$(2,728)

Total comprehensive income (loss) attributable to common shareholders	$(4,915)	$(2,927)	$8,974	$4,528	$(10,575)	$(4,915)

	Six Months Ended June 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$683,178	$29,377	$(6,295)	$706,260
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	302,099	8,255	(6,080)	304,274
Selling, general and administrative expenses	1,238	—	159,262	6,461	(215)	166,746
Acquisition and other transaction costs	1,630	—	—	—	—	1,630
Depreciation and amortization	—	—	214,621	5,019	—	219,640
Operating income (loss)	(2,868)	—	7,196	9,642	—	13,970
Other income (expense):
Interest expense, net of interest income	(53)	(66,308)	713	93	—	(65,555)
Intercompany interest income (expense)	—	29,454	(29,418)	(36)	—	—
Investment income	—	178	20,146	—	—	20,324
Equity in earnings of subsidiaries, net	(19,751)	7,323	4,770	—	7,658	—
Other, net	—	—	1,197	49	—	1,246
Income (loss) before income taxes	(22,672)	(29,353)	4,604	9,748	7,658	(30,015)
Income tax expense (benefit)	(731)	(9,602)	(477)	2,553	—	(8,257)
Net income (loss)	(21,941)	(19,751)	5,081	7,195	7,658	(21,758)
Less: net income attributable to noncontrolling interest	—	—	183	—	—	183
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(21,941)	$(19,751)	$4,898	$7,195	$7,658	$(21,941)

Total comprehensive income (loss) attributable to common shareholders	$(10,113)	$(7,923)	$6,434	$7,535	$(6,046)	$(10,113)

	Six Months Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$317,904	$28,355	$(6,374)	$339,885
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	143,179	5,145	(6,156)	142,168
Selling, general and administrative expenses	1,263	10	64,657	6,172	(218)	71,884
Acquisition and other transaction costs	3,524	—	—	—	—	3,524
Depreciation and amortization	—	—	77,559	5,119	—	82,678
Operating income (loss)	(4,787)	(10)	32,509	11,919	—	39,631
Other income (expense):
Interest expense, net of interest income	6	(63,191)	(450)	46	—	(63,589)
Intercompany interest income (expense)	—	29,454	(29,415)	(39)	—	—
Investment income	—	157	13,317	—	—	13,474
Equity in earnings of subsidiaries, net	(3,045)	20,906	222	—	(18,083)	—
Other, net	—	3	460	117	—	580
Income (loss) before income taxes	(7,826)	(12,681)	16,643	12,043	(18,083)	(9,904)
Income tax expense (benefit)	(1,413)	(9,636)	4,021	3,455	—	(3,573)
Net income (loss)	(6,413)	(3,045)	12,622	8,588	(18,083)	(6,331)
Less: net income attributable to noncontrolling interest	—	—	82	—	—	82
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(6,413)	$(3,045)	$12,540	$8,588	$(18,083)	$(6,413)

Total comprehensive income (loss) attributable to common shareholders	$(7,589)	$(4,221)	$13,285	$8,762	$(17,826)	$(7,589)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Six Months Ended June 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$8,765	$(32,503)	$207,850	$10,259	$194,371

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(118,623)	(6,217)	(124,840)
Proceeds from sale of assets	—	—	1,439	4	1,443
Proceeds from sale of investments	—	—	233	—	233
Net cash used in investing activities	—	—	(116,951)	(6,213)	(123,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	76,000	—	—	76,000
Payment of capital lease obligation	—	—	(5,924)	(103)	(6,027)
Payment on long-term debt	—	(91,176)	—	—	(91,176)
Dividends on common stock	(55,019)	—	—	—	(55,019)
Transactions with affiliates, net	46,254	48,986	(91,298)	(3,942)	—
Net cash provided by (used in) financing activities	(8,765)	33,810	(97,222)	(4,045)	(76,222)
Increase (decrease) in cash and cash equivalents	—	1,307	(6,323)	1	(5,015)
Cash and cash equivalents at beginning of period	—	8,919	6,738	—	15,657
Cash and cash equivalents at end of period	$—	$10,226	$415	$1	$10,642

	Six Months Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(4,096)	$(8,211)	$89,701	$16,139	$93,533

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(51,465)	(6,596)	(58,061)
Proceeds from sale of assets	—	—	74	27	101
Net cash provided by (used in) investing activities	—	—	(51,391)	(6,569)	(57,960)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	23,000	—	—	23,000
Payment of capital lease obligation	—	—	(2,902)	(91)	(2,993)
Payment on long-term debt	—	(27,500)	—	—	(27,500)
Share repurchases for minimum tax withholding	(41)	—	—	—	(41)
Dividends on common stock	(39,257)	—	—	—	(39,257)
Transactions with affiliates, net	43,394	1,493	(35,408)	(9,479)	—
Net cash provided by (used in) financing activities	4,096	(3,007)	(38,310)	(9,570)	(46,791)
Increase (decrease) in cash and cash equivalents	—	(11,218)	—	—	(11,218)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$15,846	$13	$—	$15,859

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated”, the “Company”, “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2017 Annual Report on Form 10-K filed with the SEC.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.    Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2018 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from subscriptions to our video, data and transport services (collectively “broadband services”) to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We continue to focus on broadband and commercial growth opportunities and are continually enhancing our broadband services and expanding our commercial product offerings for both small and large businesses in order to capitalize on technological advances in the industry.  Our acquisition of FairPoint Communications, Inc. (“FairPoint”), as described below, provides us significantly greater scale and an expanded fiber network which allows for additional growth opportunities and expansion.  We leverage our advanced fiber networks and tailor our services for business customers by developing solutions to fit their specific needs.  In addition, we are expanding our suite of cloud services, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services.  Our “triple play” bundle includes Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing consumer data speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of June 30, 2018, approximately 42% of the homes we serve on our legacy network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our FairPoint service territories have availability to broadband speeds of 20 mbps or less.  As part of our integration initiatives of FairPoint, we plan to increase broadband speeds to more than 500,000 residents and small businesses across the Northern New England service area by the end of 2018.  The upgrades are expected to enable customers to receive broadband speeds up to three times the speeds currently available and provide nearly 100,000 additional homes with access to data speeds of 1 Gbps.

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

The consumer demand for OTT services either to augment their current video subscription viewing or to entirely replace their video subscription may impact our future video subscriber base, which could result in a decline in video revenue as well as a reduction in video programing costs.  Excluding FairPoint, total video connections decreased 9% as of June 30, 2018 compared to the same period in 2017.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers higher broadband speed to facilitate OTT content viewing.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of a decline in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Excluding FairPoint, total voice connections decreased 5% as of June 30, 2018 compared to the same period in 2017.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Divestitures

In connection with our acquisition of FairPoint, in August 2017, we entered into a letter of intent to sell our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  In November 2017, the Company entered into an agreement to sell all of the issued and outstanding stock of Peoples in exchange for cash of approximately $21.0 million, subject to certain contractual adjustments.  The parties received all required regulatory approvals in July 2018 and the transaction closed on July 31, 2018.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2018 and 2017.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$87.6	$51.5	$36.1	70%	$173.6	$102.4	$71.2	70%
Voice services	51.4	22.2	29.2	132	103.5	44.2	59.3	134
Other	14.2	5.0	9.2	184	26.1	8.9	17.2	193
	153.2	78.7	74.5	95	303.2	155.5	147.7	95
Consumer:
Broadband (VoIP and Data)	62.5	28.3	34.2	121	125.6	56.7	68.9	122
Video services	22.1	22.3	(0.2)	(1)	44.9	45.4	(0.5)	(1)
Voice services	51.6	12.8	38.8	303	103.7	25.9	77.8	300
	136.2	63.4	72.8	115	274.2	128.0	146.2	114
Subsidies	20.9	10.4	10.5	101	46.2	21.0	25.2	120
Network access	37.4	14.2	23.2	163	77.1	28.7	48.4	169
Other products and services	2.5	3.3	(0.8)	(24)	5.5	6.7	(1.2)	(18)
Total operating revenues	350.2	170.0	180.2	106	706.2	339.9	366.3	108

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	151.4	71.2	80.2	113	304.3	142.2	162.1	114
Selling, general and administrative costs	81.1	35.9	45.2	126	166.7	71.8	94.9	132
Acquisition and other transaction costs	0.9	1.8	(0.9)	(50)	1.6	3.5	(1.9)	(54)
Depreciation and amortization	111.7	40.5	71.2	176	219.6	82.7	136.9	166
Total operating expenses	345.1	149.4	195.7	131	692.2	300.2	392.0	131
Income from operations	5.1	20.6	(15.5)	(75)	14.0	39.7	(25.7)	(65)
Interest expense, net	(32.8)	(33.9)	(1.1)	(3)	(65.5)	(63.6)	1.9	3
Other income	13.2	9.3	3.9	42	21.6	14.0	7.6	54
Income tax benefit	(4.0)	(1.4)	(2.6)	(186)	(8.2)	(3.6)	(4.6)	(128)
Net loss	(10.5)	(2.6)	(7.9)	(304)	(21.7)	(6.3)	(15.4)	(244)
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.2	0.1	0.1	100
Net loss attributable to common shareholders	$(10.6)	$(2.7)	$(7.9)	(293)	$(21.9)	$(6.4)	$(15.5)	(242)

Adjusted EBITDA (1)	$136.2	$72.5	$63.7	88%	$271.2	$143.6	$127.6	89%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2018	2017	Change	% Change
Consumer customers	653,910	246,065	407,845	166%

Voice connections	940,713	449,312	491,401	109
Data connections	786,787	480,426	306,361	64
Video connections	97,853	100,370	(2,517)	(3)
Total connections	1,825,353	1,030,108	795,245	77%

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

Data and transport services revenues increased $36.1 million and $71.2 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to the acquisition of FairPoint, which accounted for $33.4 million and $66.3 million of the increase in the respective periods.  Excluding the addition of FairPoint revenues, data and transport services revenues increased $2.7 million and $4.9 million, during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to continued growth in Metro Ethernet and VoIP services as connections increased 5%.

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

Voice services revenues increased $29.2 million and $59.3 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to additional revenue of $30.7 million and $62.0 million, respectively, from the acquisition of FairPoint.  Excluding FairPoint, voice services revenues decreased $1.5 million and $2.7 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due to a 6% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, rental income of customer premise equipment, video services and other miscellaneous revenues.  Other services revenues increased $9.2 million and $17.2 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to additional revenue of $8.4 million and $16.3 million, respectively, from the acquisition of FairPoint.  Excluding FairPoint, other services revenues increased $0.8 million and $0.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due to an increase in business system sales and structured cabling projects.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues increased $34.2 million and $68.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to additional revenue of $34.2 million and $68.7 million, respectively, from the acquisition of FairPoint.  Excluding FairPoint, broadband services revenues increased $0.2 million during the six months ended June 30, 2018 compared to the same period in 2017 due to growth in data services despite a 5% decrease in data connections as a result of price increases implemented since the beginning of 2017.  VoIP revenue also declined during the same periods due to a 10% decline in connections as more consumers continue to rely exclusively on wireless service.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and pay-per-view channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Video services revenues decreased $1.8 million and $3.7 million excluding the additional revenue from FairPoint of $1.6 million and $3.2 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to a 10% decrease in connections as consumers are choosing to subscribe to alternative video services such as OTT content.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues increased $38.8 million and $77.8 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to additional revenue of $39.8 million and $79.8 million, respectively, from the acquisition of FairPoint.  Excluding FairPoint, voice services revenues decreased $1.0 million and $2.0 million during the quarter and six months ended June 30, 2018, respectively, primarily due to a 7% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues increased $10.5 million and $25.2 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to additional revenue of $12.7 million and $26.8 million, respectively, from the acquisition of FairPoint and a settlement for frozen local switching support (“LSS”) of $5.4 million recognized during the six months ended June 30, 2018.  The increase was reduced in part by the scheduled reduction in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2017 and a decrease in state funding support for our Texas Incumbent Local Exchange Carrier (“ILEC”).  See the “Regulatory Matters” section below for further discussion of the LSS matter as well as the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues increased $23.2 million and $48.4 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to additional revenue of $25.0 million and $51.7 million, respectively, from the acquisition of FairPoint.  Excluding FairPoint, network access services revenues decreased $1.8 million and $3.3 million during the quarter and six months ended June 30, 2018, respectively, primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenue.  Other products and services revenues decreased $1.1 million and $1.9 million excluding the additional revenue from FairPoint of $0.3 million and $0.7 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to a decline in telephone directory advertising and ad insertion revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $80.2 million and $162.1 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due to the acquisition of FairPoint which accounted for $77.5 million and $156.7 million, respectively, of the increase in those periods.  Excluding FairPoint, cost of services and products increased $2.7 million and $5.4 million during the quarter and six months ended June 30, 2018, respectively, primarily due to an increase in employee salaries and benefits in 2018.  Cost of goods sold related to equipment sales increased as a result of an increase in business system sales in the current year periods.  Access expense also increased due to new recurring circuit and co-location costs as a result of an increase in commercial services.  However, video programming costs decreased as a result of a 9% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $45.2 million and $94.9 million during the quarter and six months ended June 30, 2018, respectively,  compared to the same periods in 2017.  The acquisition of FairPoint contributed $42.8 million and $89.8 million, respectively, of the increase in those periods.  Excluding FairPoint, selling, general and administrative costs increased $2.4 million and $5.1 million during the quarter and six months ended June 30, 2018, respectively, primarily due to an increase in professional fees for legal, audit and tax services.  Advertising expense also increased due to an increase in radio advertising and marketing promotions in 2018.  In addition, regulatory fees increased for additional reserves in 2018 related to disputed tax assessments.  However, sales commissions declined as a result of the adoption of ASC 606 in 2018, which requires contract acquisition costs to be deferred and amortized over the contract performance period. In 2017, these costs were expensed as incurred.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs decreased $0.9 million and $1.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 as a result of the acquisition of FairPoint, which closed in July 2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the Merger as well as expenses related to change-in-control payments to former employees of the acquired company.

Depreciation and Amortization

Depreciation and amortization expense increased $71.2 million and $136.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily as a result of the acquisition of FairPoint which accounted for $75.0 million and $144.8 million, respectively, of the increase in those periods.  Excluding FairPoint, depreciation and amortization expense decreased $3.8 million and $7.9 million during the quarter and six months ended June 30, 2018, respectively, due to certain assets and intangibles becoming fully depreciated or amortized in 2017, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  FairPoint accepted the annual CAF Phase II funding of $37.4 million through 2020 in August 2015.  This includes CAF Phase II support in all of FairPoint’s operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for frozen CAF Phase I began on July 24, 2018.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 126,900 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps per second down and 1 Mbps up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met this milestone for 2017 and as of June 30, 2018, we are on target to achieve the 2018 milestone.

The annual FCC price cap filing was made on June 18, 2018 and became effective on July 3, 2018.  This filing reflects incorporating the Consolidated and FairPoint holding companies, which once combined changed the revenue threshold and amounts allocated to the price cap subsidiaries.  The changes allowed some properties to raise their access recovery charge rates and was offset by a decrease in CAF ICC support.  The net impact is an increase of $1.8 million in support funding for the July 2018 through June 2019 tariff period.

Local Switching Support

In 2015, FairPoint filed a Petition with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen LSS from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.   This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.   Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing a Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.   This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 would increase by approximately $3.6 million, and thereafter, decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our petition.  As a result, during the six months ended June 30, 2018, we recognized subsidies revenue of $5.4 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

BDS services are subject to vigorous competition.   We cannot determine the impact of the BDS rules on our revenues or operations.  The FCC has issued a Notice of Proposed Rulemaking to address BDS services for rate of return companies.  The timing of an order is unknown at this time.

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

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants will support, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory.  During the second quarter of 2017, a bid for Phase 3 grants was submitted by FairPoint, the final phase of the NYBB grants.  On January 31, 2018, the state notified us that we were awarded a portion of our Phase 3 bid.  However, based on a reduction in the number of locations awarded under the bid, we did not accept the Phase 3 grant.  We expect to treat the Phase 2 reimbursements as a contribution in aid of construction given the nature of the arrangement.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our Northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we are required to invest an additional $1.0 million by December 31, 2018 to increase broadband availability and speeds in areas we serve by the FairPoint Illinois ILECs.  We achieved all of the 2017 requirements and, as of June 30, 2018, we expect to achieve all of the 2018 requirements by December 31, 2018.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $1.1 million and increased $1.9 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to the issuance of the $935.0 million incremental term loan during the quarter ended September 30, 2017 and an increase in variable interest rates in the current year.  These increases were reduced in part by the ticking fees and the amortization of commitment fees incurred in 2017 related to the committed financing secured for the acquisition of FairPoint, as described in the “Liquidity and Capital Resources” section below.  Interest expense also declined as a result of ineffectiveness recognized on our interest rate swap agreements during the quarter ended June 30, 2017.

Other income increased $3.9 million and $7.6 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to an increase in investment income from our wireless partnership interests and a decrease in pension and post-retirement expense in the current year periods.

Income Taxes

Income taxes decreased $2.6 million and $4.6 million during the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017.  Our effective tax rate was 27.5% and 34.8% for the quarters ended June 30, 2018 and 2017, respectively, and 27.5% and 36.1% for the six months ended June 30, 2018 and 2017, respectively. The primary driver of the lower rates for 2018, compared to the same periods in 2017, is the change in the corporate tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017.  For the quarter and six months ended June 30, 2018 and 2017, the effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.   Exclusive of these adjustments, our effective tax rate for the quarters and six months ended June 30, 2018 and 2017 would have been approximately 27.5% and 34.7% and approximately 27.5% and 35.6%, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and six months ended June 30, 2018 and 2017:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2018	2017	2018	2017
Net loss	$(10,560)	$(2,626)	$(21,758)	$(6,331)
Add (subtract):
Interest expense, net of interest income	32,839	33,918	65,555	63,589
Income tax benefit	(4,009)	(1,399)	(8,257)	(3,573)
Depreciation and amortization	111,741	40,483	219,640	82,678
EBITDA	130,011	70,376	255,180	136,363

Adjustments to EBITDA:
Other, net (1)	(6,598)	(6,536)	(6,863)	(7,581)
Investment distributions (2)	11,224	7,736	20,694	13,380
Non-cash, stock-based compensation (3)	1,538	892	2,216	1,430
Adjusted EBITDA	$136,175	$72,468	$271,227	$143,592

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$194,371	$93,533
Investing activities	(123,164)	(57,960)
Financing activities	(76,222)	(46,791)
Decrease in cash and cash equivalents	$(5,015)	$(11,218)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $194.4 million during the six-month period ended June 30, 2018, an increase of $100.8 million compared to the same period in 2017.  Cash flows provided by operating activities increased primarily as a result of the additional cash flows provided by the addition of the FairPoint operations in 2018 as well as additional transaction costs paid in 2017 related to the acquisition of FairPoint.  Cash distributions received from our wireless partnerships also increased $7.3 million during the six-month period ended June 30, 2018 compared to the same period in 2017.  In addition, income tax refunds increased $10.1 million from prior year.  However, cash contributions to our defined benefit pension plans increased $13.1 million in 2018 compared to 2017 of which $11.6 million is attributable to the acquisition of FairPoint.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $123.2 million during the six-month period ended June 30, 2018 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $124.8 million during the six-month period ended June 30, 2018, an increase of $66.8 million compared to the same period in 2017 driven by the acquisition of FairPoint in the quarter ended September 30, 2017.  Capital expenditures for the remainder of 2018 are expected to be $109.0 million to $114.0 million, of which approximately 50% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2018 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2018, the borrowing margin for the three month period ending September  30, 2018 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2018, alternate base rate borrowings of $16.0 million were outstanding under the revolving credit facility. At December 31, 2017,  there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  Stand-by letters of credit of $18.2 million were outstanding under our revolving credit facility as of June 30, 2018.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2018,  $75.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.11% and 4.58% as of June 30, 2018 and December 31, 2017, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of June 30, 2018, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of June 30, 2018, and including the $27.6 million dividend paid on August 1, 2018, we had $311.0 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of June 30, 2018, our total net leverage ratio under the Credit Agreement was 4.24:1.00, and our interest coverage ratio was 4.33:1.00.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of June 30, 2018, this ratio was 4.30:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $488.5 million have been paid since May 30, 2012, including the quarterly dividend declared in May 2018 and paid on August 1, 2018, there was $1,003.5 million of the $1,492.1 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of June 30, 2018.  As of June 30, 2018, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2018 and 2027.  As of June 30, 2018, the present value of the minimum remaining lease commitments was approximately $36.8 million, of which

$14.2 million was due and payable within the next twelve months. The leases require total remaining rental payments of $43.5 million as of June 30, 2018, of which $2.4 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $55.0 million and $39.3 million in dividend payments to stockholders during the six-month periods ended June 30, 2018 and 2017, respectively.  In May 2018, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on August 1, 2018 to stockholders of record at the close of business on July 15, 2018.  Our current annual dividend rate is approximately $1.55 per share.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2018	2017
Cash and cash equivalents	$10,642	$15,657
Working capital (deficit)	(59,236)	(42,281)
Current ratio	0.78	0.83

Our net working capital position declined $17.0 million as of June 30, 2018 compared to December 31, 2017 primarily as a result of an increase in accrued expenses related to the timing of expenditures and an increase in accrued compensation.  In addition, income tax receivable decreased $9.5 million as a result of tax refunds received during the quarter and six months ended June 30, 2018.

Our most significant uses of funds in the remainder of 2018 are expected to be for: (i) dividend payments of approximately $55.0 million; (ii) interest payments on our indebtedness of approximately $62.0 million and principal payments on debt of $9.2 million; and (iii) capital expenditures of between $109.0 million and $114.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2018, we had approximately $5.1 million of these bonds outstanding.

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

In 2018, we expect to make contributions totaling approximately $26.9 million to our Pension Plans and $10.0 million to our other post-retirement benefit plans, which represents an increase of $17.9 million from the total contributions made in 2017 of which $12.0 million is attributable to the acquisition of FairPoint. As of June 30, 2018, we have contributed $10.8 million and $5.1 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  FairPoint accepted the annual CAF Phase II funding of $37.4 million through 2020 in August 2015.  This includes CAF Phase II support in all of FairPoint’s operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for frozen CAF Phase I began on July 24, 2018.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II Transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.8 million and $1.6 million for the quarter and six months ended June 30, 2018, respectively, compared to the same periods in 2017.  We anticipate that network access revenue will continue to decline as a result of the Order through 2018 by as much as $3.0 million.

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

As discussed in the “Regulatory Matters” section above, the LSS matter settled in our favor during the six months ended June 30, 2018.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 is expected to increase by approximately $3.6 million, and thereafter, decline by 5% per year through 2021.  During the six months ended June 30, 2018, we recognized subsidies revenue of $5.4 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

As of June 30, 2018, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of June 30, 2018, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $8.0 million.

As of June 30, 2018, the fair value of our interest rate swap agreements amounted to a net asset of $10.3 million.  Total pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $14.1 million as of June 30, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2018.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

During the quarter ended March 31, 2018, we completed our migration of the enterprise resource planning (“ERP”) system used by FairPoint for financial reporting and human resources to the Company’s ERP system.  This effort now provides a single platform for the Company to process financial information and human resources.  The combined processes include accounts payable, purchasing, inventory, property, plant and equipment, payroll, general ledger and financial reporting. We believe that the migration to the single ERP system enhanced our internal controls over financial reporting and disclosure controls and procedures.  As of June 30, 2018, management is in the process of integrating FairPoint’s internal controls over financial reporting.

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

ITEM 6.  EXHIBITS

10.1

Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (as amended and restated effective May 5, 2009, with amendments approved by stockholders of the Company on May 4, 2015 and amendments approved by the stockholders of the Company on April 30, 2018) (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 16, 2018).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 3, 2018	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 3, 2018	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)