Form 10-K
period 2018-12-31
Consolidated Communications Holdings, Inc.
filed 2019-02-26
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $846,847,934 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 21, 2019, the registrant had 71,187,301 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

PART I

Note About Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we,” “our” or “us”) to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part I – Item 1A – “Risk Factors”.  Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.

Item 1.    Business.

Consolidated Communications Holdings, Inc. is a Delaware holding company with operating subsidiaries that provide a wide range of communication solutions to consumer, commercial and carrier channels across a 23-state service area.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of one of the members of our Board of Directors, Richard A. Lumpkin.  After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company in 1924.  We were incorporated under the laws of Delaware in 2002, and through our predecessors, we have been providing communication services in many of the communities we serve for more than a century.

In addition to our focus on organic growth in our commercial and carrier channels, we have achieved business growth and a diversification of revenue and cash flow streams that have created a strong platform for future growth through our acquisitions over the last decade.  Our strategic approach to evaluating potential transactions includes analysis of the market opportunity, the quality of the network, our ability to integrate the acquired company efficiently and the potential for creating significant operating synergies and generating positive cash flow at the inception of each acquisition.  Operating synergies are created through the use of consistent platforms, convergence of processes and functional management of the combined entities.  We measure our synergies during the first two years following an acquisition.  For example, the acquisition of our Texas properties in 2004 tripled the size of our business and gave us the requisite scale to make system and platform decisions that would facilitate future acquisitions.  The acquisition of our Pennsylvania properties in 2007 achieved synergies in excess of $12.0 million in annualized savings, which at the time, represented approximately 20% of their operating expense.  The acquisition of SureWest Communications in 2012 achieved synergies of $29.5 million during the first two years subsequent to the acquisition date.  The acquisition of Enventis Corporation (“Enventis”) in October 2014 generated annual operating synergies of approximately $17.0 million during the first two years subsequent to the acquisition date.  As a result of the acquisition of FairPoint Communications, Inc. (“FairPoint”) in July 2017, as described below, we expect to generate annual operating synergies of approximately $75.0 million over the first two years subsequent to the acquisition date.  Through these acquisitions, we have positioned our business to provide services in rural, suburban and metropolitan markets, with service territories spanning the country.

Recent Business Developments

On July 3, 2017, we completed the acquisition of FairPoint pursuant to the terms of a definitive agreement and plan of merger (as amended, the “Merger Agreement”) and acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint was an advanced communications provider to business, wholesale and residential customers within its service territory, which spanned across 17 states.  FairPoint owned and operated a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date. The acquisition reflects our strategy to diversify revenue and cash flows among multiple products and to expand our network to new markets.

See Note 3 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of this transaction.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.consolidated.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies are also available free of charge upon request to Consolidated Communications, Attn: Vice President Investor Relations and Treasurer, 121 S. 17th Street, Mattoon, Illinois 61938.  Our website also contains copies of our Corporate Governance Principles, Code of Business Conduct and Ethics and charter of each committee of our Board of Directors.  The information found on our website is not part of this report or any other report we file with or furnish to the SEC.  The public may read and copy reports, proxy and information statements and other information we file with the SEC at the SEC’s website at www.sec.gov.

Description of Our Business

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area and an advanced fiber network spanning 37,000 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Consolidated is dedicated to turning technology into solutions, connecting people and enriching how our customers work and live.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to business and residential customers.  Our acquisition of FairPoint in 2017, as described above, provides us significantly greater scale and an expanded fiber network which allows for additional growth opportunities and expansion.

Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on enhancing our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber networks and tailor our services for business customers by developing solutions to fit their specific needs.  Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gigabits per second (“Gbps”) in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the network provides.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors”, which is incorporated herein by reference.

Sources of Revenue

The following tables summarize our sources of revenue and key operating statistics for the last three fiscal years:

	2018		2017		2016
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$349.4	25.0%	$274.2	25.9%	$202.3	27.2%
Voice services	202.9	14.5	152.7	14.4	94.2	12.7
Other	56.4	4.0	33.9	3.2	12.5	1.7
	608.7	43.5	460.8	43.5	309.0	41.6
Consumer:
Broadband (Data and VoIP)	253.1	18.1	183.6	17.3	115.2	15.5
Video services	88.4	6.3	91.4	8.6	94.2	12.6
Voice services	202.0	14.4	137.7	13.0	55.8	7.5
	543.5	38.8	412.7	38.9	265.2	35.6

Equipment sales and service	—	—	—	—	43.1	5.8
Subsidies	83.4	6.0	62.3	5.9	48.3	6.5
Network access	152.6	10.9	110.2	10.4	63.8	8.6
Other products and services	10.9	0.8	13.6	1.3	13.8	1.9
Total operating revenues	$1,399.1	100.0%	$1,059.6	100.0%	$743.2	100.0%

Key Operating Statistics

	As of December 31,
	2018	2017	2016
Consumer customers	628,649	671,300	253,203

Voice connections	902,414	972,178	457,315
Data connections	778,970	783,682	473,403
Video connections	93,065	103,313	106,343
Total connections	1,774,449	1,859,173	1,037,061

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

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and Voice over Internet Protocol (“VoIP”) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system.  The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system and allows the customer to receive and listen to voice messages through email.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including a portfolio of Ethernet services; software defined wide area network (“SD-WAN”), a software-based network technology that provides a simplified management and automation of wide area network (“WAN”) connections; multi-protocol label switching (“MPLS”); and private line services to provide high bandwidth connectivity across point-to-point and multiple site networks.  Networking services are available at a variety of speeds up to 10 Gbps.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.

We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul, dark fiber and other fiber transport solutions with speeds up to 100 Gbps.  The demand for backhaul services continues to grow as wireless carriers are faced with escalating consumer and commercial demands for wireless data.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Through the acquisition of FairPoint, we are now a full service 9-1-1 provider and have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed over three million calls relying on the caller's location information for routing.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Other

Other services revenues include business equipment sales and related hardware and maintenance support, rental income of customer premises equipment, video services and other miscellaneous revenues.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our data and VoIP products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our data service plans also include wireless internet access, email and internet security and protection.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  We offer multiple voice service plans with customizable calling features and voicemail including voicemail to email options.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface.  Video subscribers also have access to our TV Everywhere service in certain markets, which allows subscriber access to full episodes of available shows, movies and live streams using a computer or mobile device.  In addition, we offer other in-demand streaming content, including: DIRECTV®, DIRECTV NOWSM, fuboTV, Philo, HBO NOW®, FlixFling and VEMOX.

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

Equipment Sales and Service

Until the sale of our Enterprise Services equipment and IT Services business (“EIS”) in December 2016, discussed below, we were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  We sold telecommunications equipment, such as key, Private Branch Exchange (“PBX”), IP-based telephone systems and other sophisticated hardware solutions, and offered support services to medium and large business customers.  Our strategic relationship with Cisco as the supplier allowed us to deploy a wide range of collaboration, data center and network technology solutions.  We earned Cisco’s Master Cloud Builder Specialization and received the Data Center Interconnect designation.  We maintained numerous Cisco specializations and authorizations, as well as partner relationships with EMC, NetApp, VMware and other industry-leading vendors in order to provide integrated communication solutions that best fit our customers’ needs.

In December 2016, we completed the sale of EIS to ePlus Technology inc. (“ePlus”).  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services from December 2016 through November 2018.  The strategic partnership provided our business customers access to a broader suite of IT solutions, and also provided ePlus customers access to Consolidated’s business network services.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies are funded by end user surcharges to which telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis.  Subsidies are allocated and distributed to participating carriers monthly based upon their respective costs for providing local service.  Similar to access charges, subsidies are regulated by the federal and state regulatory commissions.  See Part I – Item 1 – “Regulatory Environment” below and Item 1A – “Risk Factors – Risks Related to the Regulation of Our Business” for further discussion regarding the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Certain of our network access revenues are based on rates set or approved by the federal and state regulatory commissions or as directed by law that are subject to change at any time.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenue.

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016.

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

Cellco Partnership (“Cellco”) is the general partner for each of the five cellular partnerships.  Cellco is an indirect, wholly-owned subsidiary of Verizon Communications Inc.  As the general partner, Cellco is responsible for managing the operations of each partnership.

We own 2.34% of the Mobilnet South Partnership.  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We account for this investment at our initial cost less any impairment because fair value is not readily available for this investment.  Income is recognized only upon cash distributions of our proportionate earnings in the partnership.

We own 20.51% of RSA #17, which serves areas in and around Conroe, Texas.  This investment is accounted for under the equity method.  Income is recognized on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.

We own 3.60% of Pittsburgh SMSA, 16.67% of RSA 6(I) and 23.67% of RSA 6(II).  These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania Incumbent Local Exchange Carrier (“ILEC”) and Competitive Local Exchange Carrier operations.  Because of our limited influence over Pittsburgh SMSA, we account for this investment at our initial cost less any impairment because fair value is not readily available for this investment.  RSA 6(I) and RSA 6(II) are accounted for under the equity method.

For the years ended December 31, 2018, 2017 and 2016, we recognized income of $39.3 million, $31.4 million and $32.6 million, respectively, and received cash distributions of $39.1 million, $30.0 million and $32.1 million, respectively, from these wireless partnerships.

Employees

As of December 31, 2018, we employed approximately 3,600 employees, including part-time employees.  We also use temporary employees in the normal course of our business.

Approximately 47% of our employees were covered by collective bargaining agreements as of December 31, 2018.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business”.

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

We currently offer our services through customer service call centers, our website, communication centers, commissioned sales representatives and third-party sales agents.  Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, business and carrier services.  Our sales efforts are supported by direct mail, bill inserts, radio, television and internet advertising, public relations activities, community events and website promotions.

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

Our networks are supported by advanced 100% digital switches, with a core fiber network connecting all remote exchanges.  We continue to enhance our copper network to increase bandwidth in order to provide additional products and services to our marketable homes.  In addition to our copper plant enhancements, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our service areas.  In addition, this fiber infrastructure provides the connectivity required to provide broadband and long-distance services to our residential and commercial customers.  Our fiber network utilizes fiber-to-the-home (“FTTH”) and fiber-to-the-node (“FTTN”) networks to offer bundled residential and commercial services.

We operate fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2018, our fiber-optic network consisted of approximately 37,000 route-miles, which includes approximately 19,430 route miles of fiber located in the northern New England area, approximately 3,700 miles of fiber network in Minnesota and surrounding areas, approximately 4,220 miles of fiber network in Texas including an expansion into the greater Dallas/Fort Worth market, approximately 1,700 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 1,850 miles of fiber network in Illinois, approximately 1,160 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and approximately 770 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area, including both Kansas and Missouri.  Our remaining network includes approximately 4,130 route-miles spanning across various states including portions of Alabama, Colorado, Florida, Georgia, Massachusetts, New York, Ohio, Pennsylvania and Washington.

We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of December 31, 2018, approximately 42% of the homes we serve on our legacy network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our newly acquired northern New England service territories have availability to broadband speeds of 20 Mbps or less.  As part of our integration initiatives in 2018, we upgraded broadband speeds to more than 500,000 homes and small businesses across the northern New England service area.  The upgrades enable customers to receive broadband speeds up to three times the speeds previously available.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2018, we had 3,391 cell sites in service and an additional 316 scheduled for completion in 2019.

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

Pursue selective acquisitions

We have in the past taken, and expect to continue to take in the future, a disciplined approach in pursuing company acquisitions. When we evaluate potential transactions, important factors include:

•	The market;

•	The quality of the network;

•	The ability to integrate the acquired company efficiently;

•	Existence of significant potential operating synergies; and

•	Whether the transaction will be cash flow accretive.

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

Depending on the market area, we compete against AT&T and a number of other carriers, as well as Comcast, Mediacom, Armstrong, Suddenlink and NewWave Communications, in both the commercial and consumer markets.  Google also offers data and video services in a limited, but growing, number of service areas including the Kansas City market.  Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.

We continue to face competition from wireless and other fiber data providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  Wireless companies are aggressively developing networks using next-generation data technologies in order to provide increasingly faster data speeds to their customers.  In addition, the expanded availability for free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices has increased competition among other providers including online digital distributors for our video and data services.  In order to meet the competition, we have responded by continuing to invest in our network and business operations in order to offer new and enhanced services including faster broadband speeds and providing additional over-the-top video content.

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

Regulatory Environment

The following summary does not describe all existing and proposed legislation and regulations affecting the telecommunications industry.  Regulation can change rapidly and ongoing proceedings and hearings could alter the manner in which the telecommunications industry operates.  We cannot predict the outcome of any of these developments, nor their potential impact on us.  See Part I – Item 1A – “Risk Factors—Risks Related to the Regulation of Our Business”.

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

Access Charges

On November 18, 2011, the FCC released its comprehensive order on intercarrier compensation (“ICC”) and universal service reform.  See “FCC Access Charge and Universal Service Reform Order” below for detailed discussion on the FCC order.

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

Intrastate network access charges are regulated by state commissions.  The FCC order on ICC and universal service reform required terminating state access charges to mirror terminating interstate access charges, and as of July 1, 2013, all terminating switched intrastate access charges mirror interstate access charges.

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

The FCC regulates interstate network access charges by imposing price caps on Regional Bell Operating Companies (“RBOCs”) and other large incumbent telephone companies.  Some of our former FairPoint properties operate as RBOCs under price cap regulation while some operate under rate of return regulation for interstate purposes.  These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings.  Incumbent telephone companies, such as our incumbent local exchange companies, may elect to base network access charges on price caps, but are not required to do so.

We believe that price cap regulation gives us greater pricing flexibility for interstate services, especially in the increasingly competitive special access market.  It also provides us with the potential to increase our net earnings by becoming more productive and introducing new services.  As we have acquired new properties, we have converted them to federal price cap regulation.

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

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $83.4 million, $62.3 million and $48.3 million in 2018, 2017 and 2016, respectively.

FCC Access Charge and Universal Service Reform Order

In November 2011, the FCC released a comprehensive order on access charge and universal service reform (the “Order”).  The access charge portion of the Order systematically reduces minute-of-use-based interstate access, intrastate access and reciprocal compensation rates over a six to nine year period to an end state of bill-and-keep, in which each carrier recovers the costs of its network through charges to its own subscribers, rather than through ICC.  The reductions apply to terminating access rates and usage, with originating access to be addressed by the FCC in a later proceeding.  To help with the transition to bill-and-keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (“ARM”) which is funded from the Connect America Fund (“CAF”), and the second is an Access Recovery Charge (“ARC”) which is recovered from end users.  The universal service portion of the Order redirects support from voice services to broadband services, and is now called the CAF.

The Order requires rate of return study areas associated with holding companies to be treated as price cap carriers for universal service funding.  For ICC purposes, these rate of return carriers fall under the rate of return ICC transition plan.  Price cap study areas fall under the price cap rules for both universal service reform and ICC reform.

In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for price cap carriers and a nine year period for rate of return carriers, and as a result, our network access revenue decreased approximately $3.0 million, $2.8 million and $1.7 million during 2018, 2017 and 2016, respectively.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  With the sale of our Virginia ILEC in 2018, this amount was reduced to $48.1 million through 2020.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.  We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for CAF Phase II funding occurred during the third quarter of 2018.  The winners of the auction have been announced and the impact to our future funding is expected to be determined in the second half of 2019.

The annual reporting requirements include (i) filings of annual certifications that the carrier is both meeting its public interest obligations and is offering comparable broadband rates and (ii) the filing of a Service Quality Improvement plan. The initial plan was required to be filed by July 1, 2016, with progress reports filed every year thereafter.  The plan must include, among other things, the total amount of CAF Phase II funding used to fund capital expenditures in the previous year and certification that the carrier is meeting the required interim deployment milestones.  The CAF Phase II build-out milestone for the end of 2018 was 60%.  This is measured separately by the Company’s operations in each state.  As of December 31, 2018, the Company met this milestone for all states where it operates.

The annual FCC price cap filing was made on June 18, 2018 and became effective on July 3, 2018.  This filing reflects incorporating the Consolidated and FairPoint holding companies, which changed the revenue threshold and amounts allocated to the price cap subsidiaries.  The changes allowed some properties to raise their access recovery charge rates and were offset by a decrease in CAF ICC support.  The net impact is an increase of $1.8 million in support funding for the July 2018 through June 2019 tariff period.

Local Switching Support

In 2015, FairPoint filed a petition (the “Petition”) with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen Local Switching Support (“LSS”) from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.   This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately  $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021. On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the year ended December 31, 2018, we recognized subsidies revenue of $7.2 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

FCC Rules for Business Data Services

On April 20, 2017, the FCC adopted new rules for Business Data Services (“BDS”) which went into effect on August 1, 2017.  BDS services are high-speed data services provided on a point to point basis.  The rules apply to interstate BDS services in areas served by price cap carriers.  Under the new BDS rules, all packet-switched services and all transport services, channel terminations connecting wholesale customers to our networks and end user channel terminations in counties deemed competitive are competitive.  End user channel terminations for DS0, DS1 and DS3 services are non-competitive in counties deemed by the FCC to be non-competitive, but are eligible for Phase I price flexibility.  The FCC published a list of counties deemed competitive and non-competitive.  Geographic areas previously under Phase II price flexibility will not be rate regulated for any BDS services.

In our price cap operations, we can continue to offer competitive BDS services under tariff or we can remove the services from tariff.  All competitive services must be de-tariffed within three years of the effective date of the BDS rules.  We have complete price flexibility for BDS services deemed competitive.  As of October 23, 2018, the FCC issued an order giving rate of return carriers the option to elect a similar regulatory framework for their BDS services beginning in July 2019.  We are currently evaluating this election and will make a decision by March 1, 2019, as required by the FCC.

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

Texas

Our Texas rural telephone companies are each certified by the PUCT to provide local telephone services in their respective territories.  In addition, our Texas long-distance and transport subsidiaries are registered with the PUCT as interexchange carriers.  The transport subsidiary has also obtained a service provider certificate of operating authority (“SPCOA”) to better assist the transport subsidiary with its operations in municipal areas.  Recently, to assist with expanding services offerings, Consolidated Communications Services, Inc. (“CCES”) also obtained a SPCOA from the PUCT.  While our Texas rural telephone company services are extensively regulated, our other services, such as long-distance and transport services, are not subject to any significant state regulation.

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

Texas Universal Service

The Texas Universal Service Fund is administered by the NECA.  PURA directs the PUCT to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high-cost rural areas.  The Texas Universal Service Fund is also used to reimburse telecommunications providers for revenues lost for providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.

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

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants supported, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory in 2018.  We account for the Phase 2 reimbursements as a contribution in aid of construction given the nature of the arrangement.  During the second quarter of 2017, a bid for Phase 3 grants was submitted by FairPoint, the final phase of the NYBB grants.  On January 31, 2018, the state notified us that we were awarded a portion of our Phase 3 bid.  However, based on a reduction in the number of locations awarded under the bid, we did not accept the Phase 3 grant.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by December 31, 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  As of December 31, 2018, we met all of the regulatory commitments for 2018.

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

Under this framework, the responsibilities and obligations of franchising bodies and cable operators have been carefully defined.  The law addresses such issues as the use of local streets and rights-of-way; the carriage of public, educational and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection and similar issues.  In addition, Federal laws place limits on the common ownership of cable systems and competing multichannel video distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area.  Many provisions of the federal law have been implemented through FCC regulations.  The FCC has expanded its oversight and regulation of the cable television-related matters recently.  In some cases, it has acted to assure that new competitors in the cable television business are able to gain access to potential customers and can also obtain licenses to carry certain types of video programming.

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

The Company continues to monitor the emergence of video content options for customers that have become available over the Internet, and that may be made available for free, by individual subscription or in conjunction with a separate cable service agreement.  In some cases, this involves the ability to watch episodes of desirable network television programming and to procure additional content related to programs carried on linear cable channels.  These options have increased significantly and could lead cable television customers to terminate or reduce their level of services.  At this time, over-the-top (“OTT”) programming options cannot duplicate the nature or extent of desirable programming carried by cable systems, and the market is still comparatively nascent, but in light of changing technology and events such as the Comcast-NBC transaction, the OTT market will continue to grow and evolve rapidly.

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

The incumbent telephone carrier in the markets we serve enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers.  The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business.  We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share; customers may reduce their usage of our services or switch to a less profitable service, and we may need to lower our prices or increase our marketing efforts to remain competitive.

We must adapt to rapid technological change.  If we are unable to take advantage of technological developments, or if we adopt and implement them at a slower rate than our competitors, we may experience a decline in the demand for our services.  Our industry operates in a technologically complex environment.  New technologies are continually developed and existing products and services undergo constant improvement.  Emerging technologies offer consumers a variety of choices for their communication and broadband needs.  To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels.  Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis and at an acceptable cost, or if we fail to employ technologies desired by our customers before our competitors do so.

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

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages to competitors.  Technological developments could require us to make significant new capital investments in order to remain competitive with other service providers.  If we do not replace or upgrade our network and its technology on a timely basis, we will not be able to compete effectively and will likely lose customers.  We also may be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass telephone companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services.  Increasingly, this can be done over wireless facilities and other emerging mobile technologies as well as traditional wired networks.  Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint.  As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services.  Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas.  The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third-parties.  If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

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

In 2018, 2017 and 2016, we received cash distributions from these partnerships of $39.1 million, $30.0 million and $32.1 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership and the partnerships’ operating results, cash availability and financing needs, as determined by the General Partner at the date of the distribution.  We cannot control the timing, amount or certainty of any future cash distributions from these partnerships.  If cash distributions from these partnerships decrease or end in the future, our results of operations could be adversely affected, and as a result, our ability to fulfill our long-term obligations or pay cash dividends to our shareholders may be restricted.

A disruption in our networks and infrastructure could cause service delays or interruptions, which could cause us to lose customers and incur additional expenses.  Our customers depend on reliable service over our network.  The primary risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism.  From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as physical damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future.  Disruptions may cause service interruptions or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

A cyber-attack may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business.  Attempts by others to gain unauthorized access to organizations' information technology systems are becoming more frequent and sophisticated, and are sometimes successful. These attempts may include covertly introducing malware to companies' computers and networks, impersonating authorized users or "hacking" into systems.  We seek to prevent, detect and investigate all security incidents that do occur, however we may be unable to prevent or detect a significant attack in the future.    Significant information technology security failures could result in the theft, loss, damage, unauthorized use or publication of our confidential business information, which could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation or otherwise adversely affect our business.  To the extent that any security breach results in misuse of our customers' confidential information, we may incur liability as a result.

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

If we cannot obtain and maintain necessary rights-of-ways for our network, our operations may be interrupted and we would likely face increased costs.  We are dependent on easements, franchises and licenses from various private parties, such as established telephone companies and other utilities, railroads and long-distance companies, and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire.  If any of our rights-of-way agreements were terminated or could not be renewed, we may be forced to remove, relocate or abandon our network facilities in the affected areas, which would interrupt our operations, force us to find alternative rights-of-way and incur unexpected capital expenditures.

We may be unable to obtain necessary hardware, software and operational support from third-party vendors.  We depend on third-party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services and to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems.  Some of our third-party vendors are our primary source of supply for products and services for which there are few substitutes.  If any of these vendors should experience financial difficulties, have demand that exceeds their capacity or can no longer meet our specifications, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

Video content costs are substantial and continue to increase.  We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit.  In addition, on-demand programming is being made available in response to customer demand.  In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content.  Programming costs are generally assessed on a per-subscriber basis, and therefore, are directly related to the number of subscribers to which the programming is provided.  Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs.  Larger providers can often qualify for discounts based on the number of their subscribers.  This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression.  In addition, escalators in existing content agreements cause cost increases that exceed general inflation.  While we expect these increases to continue, we may not be able to pass our programming cost increases on to our customers, especially as an increasing amount of programming content becomes available via the Internet at little or no cost.  Also, some competitors or their affiliates own programming in their own right and we may not be able to secure license rights to that programming.  As our programming contracts with content providers expire, there is no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may not be able to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements before they expire, we could have a work stoppage or other labor actions that could materially disrupt our ability to provide services to our customers.  As of December 31, 2018, approximately 47% of our employees were covered by collective bargaining agreements.  These employees are hourly workers throughout our service territories and are represented by various unions and locals.  All of the existing collective bargaining agreements expire between 2019 through 2021, of which contracts covering 7% of our employees will expire in 2019.

We cannot predict the outcome of the negotiations related to the collective bargaining agreements covering our employees.  If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work stoppages or slowdowns, or other labor actions, which could materially disrupt our ability to provide services to our customers.  New labor agreements, or the renewal of existing agreements, may impose significant new costs on us, which could adversely affect our financial condition and result of operations.  While we believe our relations with the unions representing these employees are good, any protracted labor disputes or labor disruptions by our employees could have a significant negative effect on our business.

Our ability to retain certain key management personnel and attract and retain highly qualified management and other personnel in the future could have an adverse effect on our business.  We rely on the talents and efforts of key management personnel, many of whom have been with our company or in our industry for decades.  While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our business.

Acquisitions present many risks and we may be unable to realize the anticipated benefits of recent acquisitions.  From time to time, we make acquisitions and investments or enter into other strategic transactions.  In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty integrating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions.  The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face significant challenges in combining the operations of an acquired business, such as FairPoint, with ours in a timely and efficient manner.  The failure to successfully integrate an acquired business and to successfully manage the challenges presented by the integration process may result in our inability to achieve anticipated benefits of the acquisition, including operational and financial synergies.  Even if we are successful in integrating acquired businesses, we cannot guarantee that the integration will result in the complete realization of anticipated financial synergies or that they will be realized within the expected time frames.

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

Risks Relating to Our Common Stock and Payment of Dividends

Our Board of Directors could, at its discretion, depart from or change our dividend policy at any time.  Our Board of Directors maintains a current dividend practice for the payment of quarterly dividends at an annual rate of approximately $1.55 per share of common stock.  We are not required to pay dividends and our stockholders do not have contractual or other legal rights to receive them.  Our Board of Directors may decide at any time, in its discretion, to change or revoke the dividend policy, including decreasing the amount of dividends or discontinuing paying dividends entirely.  Our ability to pay dividends is dependent on our earnings, capital requirements, financial condition, expected cash needs, debt covenant compliance and other factors considered relevant by our Board of Directors.  If we do not pay dividends, for any reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

We might not have sufficient cash to maintain current dividend levels.  Our debt agreements, applicable state, legal and corporate restrictions, regulatory requirements and other risk factors described in this section, could materially reduce the cash available from operations, and this outcome could cause funds not to be available when needed in an amount sufficient to support our current dividend practice.

If we continue to pay dividends at the level currently anticipated under our dividend policy, our ability to pursue growth opportunities may be limited. Our dividend practice could limit, but not preclude, our ability to grow.  If we continue paying dividends at the level currently anticipated, we may not retain a sufficient amount of cash to fund a material expansion of our business, including any acquisitions or growth opportunities requiring significant or unexpected capital expenditures.  For that reason, our ability to pursue any material expansion of our business may depend on our ability to obtain third-party financing.  We cannot guarantee that such financing will be available to us on reasonable terms or at all.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.  As of December 31, 2018, we had $2.3 billion of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

In addition, a substantial portion of our variable-rate debt bears interest based on the London Interbank Offering Rate (“LIBOR”). The Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop requiring banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established.  If LIBOR ceases to exist or if the methods for calculating LIBOR change, interest rates on our current and future debt obligations may be adversely affected.  Changes to LIBOR could also impact the effectiveness of our current interest rate swap agreements which could adversely affect our results of operations.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors.  Our businesses are subject to regulation by the Federal Communications Commission (“FCC”) and other federal, state and local entities.  Rapid changes in technology and market conditions have resulted in changes in how the government addresses telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations.  In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and DVD firms have almost no regulation of their video activities.  Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets.  The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal or state level, could require significant and costly adjustments that would adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business.  We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

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

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline and E-Rate programs for schools and libraries.  The total cost of the various federal universal service programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support.  We cannot predict future changes that may impact the subsidies we receive.  However, a reduction in subsidies support may directly affect our profitability and cash flows.

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

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.  Our operations are subject to various federal, state and local tax laws and regulations.  In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees (“tax” or “taxes”) to numerous federal, state and local governmental authorities.  In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband Internet access and cloud related services.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.  Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows. For example, the U.S. recently enacted a major federal tax reform that had a significant impact on our tax obligations and effective income tax rate.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are located at 121 S. 17th Street, Mattoon, Illinois, a leased facility.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings and operations in each of the 23 states in which we operate.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”.  As of February 21, 2019, there were approximately 4,468 stockholders of record of the Company’s common stock.

Share Repurchases

During the quarter ended December 31, 2018, we repurchased 48,649 common shares surrendered by employees in the administration of employee share-based compensation plans.  The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2018	—	n/a	n/a	n/a
November 1-November 30, 2018	—	n/a	n/a	n/a
December 1-December 31, 2018	48,649	$ 12.19	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 Index and two industry indices as described below.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2013 in each index.  The stock performance shown on the graphs below is not necessarily indicative of future price performance.

We are replacing the Dow Jones US Fixed Line Telecommunications Subsector Index, which was used as a comparison index in prior years, with the NASDAQ Telecommunications Index as we believe it provides a better comparison and benchmark against our stock performance.  Applicable regulations require that both the new and old index be shown during this transition year.  We will not include the Dow Jones US Fixed Line Telecommunications Subsector Index in next year’s performance graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index, the Dow Jones US
Fixed Line Telecommunications Subsector Index and the NASDAQ Telecommunications Index

	As of December 31,
(In dollars)	2013	2014	2015	2016	2017	2018
Consolidated Communications Holdings	$100.00	$152.57	$123.59	$169.18	$82.38	$75.82
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Dow Jones US Fixed Line Telecommunications Subsector	$100.00	$103.26	$106.59	$131.62	$130.84	$99.91
NASDAQ Telecommunications	$100.00	$102.75	$100.20	$106.61	$130.48	$130.76

Sale of Unregistered Securities

During the year ended December 31, 2018, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,
(In millions, except per share amounts)	2018 (1)	2017 (2)	2016	2015	2014 (3)

Operating revenues	$1,399.1	$1,059.6	$743.2	$775.7	$635.7

Cost of products and services (exclusive of depreciation and amortization)	611.9	446.0	321.4	330.6	247.2
Selling, general and administrative expense	333.6	249.1	156.5	179.2	142.6
Acquisition and other transaction costs (4)	2.0	33.7	1.2	1.4	11.8
Loss on impairment	—	—	0.6	—	—
Depreciation and amortization	432.6	291.8	174.0	179.9	149.4
Income from operations	19.0	39.0	89.5	84.6	84.7

Interest expense, net	(134.5)	(129.8)	(76.8)	(79.6)	(82.5)
Loss on extinguishment of debt	—	—	(6.6)	(41.2)	(13.8)
Other income, net	40.9	31.2	32.1	38.3	40.0
Income (loss) before income taxes	(74.6)	(59.6)	38.2	2.1	28.4
Income tax expense (benefit)	(24.1)	(124.9)	23.0	2.8	13.0
Net income (loss)	(50.5)	65.3	15.2	(0.7)	15.4
Net income of noncontrolling interest	0.3	0.4	0.3	0.2	0.3
Net income (loss) attributable to common shareholders	$(50.8)	$64.9	$14.9	$(0.9)	$15.1
Net income (loss) per common share - basic and diluted	$(0.73)	$1.07	$0.29	$(0.02)	$0.35

Weighted-average number of shares - basic and diluted	70,613	60,373	50,301	50,176	41,998

Cash dividends per common share	$1.55	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$357.3	$210.0	$218.2	$219.2	$187.8
Cash flows used for investing activities	(221.5)	(1,042.7)	(108.3)	(119.5)	(246.9)
Cash flows (used for) provided by financing activities	(141.9)	821.3	(98.7)	(90.4)	60.2
Capital expenditures	244.8	181.2	125.2	133.9	109.0

Consolidated Balance Sheet:
Cash and cash equivalents	$9.6	$15.7	$27.1	$15.9	$6.7
Total current assets	198.1	213.7	133.2	126.4	134.1
Net property, plant and equipment	1,927.1	2,037.6	1,055.2	1,093.3	1,137.5
Total assets	3,535.3	3,719.1	2,092.8	2,138.5	2,211.8
Total debt (including current portion)	2,334.1	2,341.2	1,391.7	1,388.8	1,351.2
Stockholders’ equity	415.7	573.9	176.3	250.7	330.8

Other financial data (unaudited):
Adjusted EBITDA (5)	$537.3	$414.1	$305.8	$328.9	$288.4

(1)

Effective January 1, 2018, we adopted Accounting Standards Update 2014-09 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective method for open contracts.  Results for 2018 are presented under ASC 606, while prior period amounts have not been revised. See Note 1 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for further discussion regarding the adoption of ASC 606.

(2)

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

(4)	Acquisition and other transaction costs includes costs incurred related to acquisitions, including severance costs.

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

The following tables are a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2018	2017	2016	2015	2014
Net income (loss)	$(50.5)	$65.3	$15.2	$(0.7)	$15.4
Add (subtract):
Interest expense, net of interest income	134.5	129.8	76.8	79.6	82.5
Income tax expense (benefit)	(24.1)	(124.9)	23.0	2.8	13.0
Depreciation and amortization	432.6	291.8	174.0	179.9	149.4
EBITDA	492.5	362.0	289.0	261.6	260.3

Adjustments to EBITDA:
Other, net (a)	0.6	19.3	(25.5)	(22.3)	(23.9)
Investment distributions (b)	39.1	30.0	32.1	45.3	34.6
Loss on extinguishment of debt (c)	—	—	6.6	41.2	13.8
Loss on impairment (d)	—	—	0.6	—	—
Non-cash, stock-based compensation (e)	5.1	2.8	3.0	3.1	3.6
Adjusted EBITDA	$537.3	$414.1	$305.8	$328.9	$288.4

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I – Item 1 – “Note About Forward-Looking Statements” and Part I –  Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated,” the “Company,” “we,” “our” or “us”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2018 included elsewhere in this Annual Report on Form 10-K.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area.  We operate an advanced fiber network spanning approximately 37,000 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to business and residential customers.  Our acquisition of FairPoint Communications, Inc. (“FairPoint”) in 2017, as described below, provides us significantly greater scale and an expanded fiber network which allows for additional growth opportunities and expansion.

Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber network and tailor our services by developing solutions to fit their specific needs and leveraging a value-based sales approach.  In 2018, we launched new, innovative business services in our northern New England markets including BusinessOne, a high-speed data and voice solution designed for small and medium-sized businesses; software defined wide area network (“SD-WAN”); and multi-protocol label switching (“MPLS”).  Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of December 31, 2018, approximately 42% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in the newly acquired northern New England service areas have availability to broadband speeds of 20 mbps or less.  As part of our integration initiatives in 2018, we upgraded broadband speeds to more than 500,000 homes and small businesses across our northern New England service area.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 10% as of December 31, 2018 compared to 2017.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of December 31, 2018 compared to 2017.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On July 3, 2017, we completed our merger with FairPoint (the “Merger”) and, pursuant to the terms of a definitive agreement and plan of merger (as amended, the “Merger Agreement”), acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spanned across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.  The acquisition reflects our strategy to diversify revenue and cash flows among multiple products and to expand our network to new markets.  As a result of the acquisition of FairPoint, we expect to generate annual operating synergies of approximately $75.0 million over the first two years subsequent to the acquisition date.

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

Champaign Telephone Company, Inc.

On July 1, 2016, we completed the acquisition of substantially all of the assets of Champaign Telephone Company, Inc. and its sister company, Big Broadband Services, LLC (collectively “CTC”), a private business communications provider in the Champaign-Urbana, IL area.  The aggregate purchase price, including customary working capital adjustments, consisted of cash consideration of $13.4 million, which was paid from our existing cash resources.

Divestitures

On July 31, 2018, we completed the sale of all of the issued and outstanding stock of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  During the year ended December 31, 2018, we received cash proceeds of $21.0 million, net of certain contractual adjustments and recognized a loss of $0.2 million on the sale, net of selling costs, which is included in selling, general and administrative expense in the consolidated statement of operations.  We recognized a taxable gain on the transaction resulting in current income tax expense of $0.8 million during the year ended December 31, 2018 to reflect the tax impact of the divestiture.

In December 2016, we completed the sale of substantially all of the assets of the Company’s Enterprise Services equipment and IT Services business (“EIS”) to ePlus Technology inc. (“ePlus”) for cash proceeds of $9.2 million net of a customary working capital adjustment.  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services from December 2016 through November 2018.  During the year ended December 31, 2016, we recognized a gain of $0.6 million on the sale, which is included in other, net in the consolidated statement of operations.

In September 2016, we completed the sale of all of the issued and outstanding stock of Consolidated Communications of Iowa Company (“CCIC”), formerly Heartland Telecommunications Company of Iowa.  CCIC operates as an incumbent local exchange carrier providing telecommunications and data services to residential and business customers in 11 rural communities in northwest Iowa and surrounding areas.  The sale was completed for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  In connection with the sale, the carrying value of CCIC was reduced to its estimated fair value and we recognized an impairment loss of $0.6 million during the year ended December 31, 2016.  We recognized an additional loss on the sale of $0.3 million during the year ended December 31, 2016, which is included in other, net in the consolidated statement of operations, as a result of changes in estimated working capital.  We recognized a taxable gain on the transaction resulting in current income tax expense of $7.2 million during the year ended December 31, 2016 to reflect the tax impact of the divestiture.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2018, 2017 and 2016.

Financial Data

				% Change
				2018 vs.	2017 vs.
(In millions, except for percentages)	2018	2017	2016	2017	2016
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$349.4	$274.2	$202.3	27%	36%
Voice services	202.9	152.7	94.2	33	62
Other	56.4	33.9	12.5	66	171
	608.7	460.8	309.0	32	49
Consumer:
Broadband (Data and VoIP)	253.1	183.6	115.2	38	59
Video services	88.4	91.4	94.2	(3)	(3)
Voice services	202.0	137.7	55.8	47	147
	543.5	412.7	265.2	32	56
Equipment sales and service	—	—	43.1	—	(100)
Subsidies	83.4	62.3	48.3	34	29
Network access	152.6	110.2	63.8	38	73
Other products and services	10.9	13.6	13.8	(20)	(1)
Total operating revenues	1,399.1	1,059.6	743.2	32	43

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	611.9	446.0	321.4	37	39
Selling, general and administrative costs	333.6	249.1	156.5	34	59
Acquisition and other transaction costs	2.0	33.7	1.2	(94)	2,708
Loss on impairment	—	—	0.6	—	(100)
Depreciation and amortization	432.6	291.8	174.0	48	68
Total operating expenses	1,380.1	1,020.6	653.7	35	56
Income from operations	19.0	39.0	89.5	(51)	(56)
Interest expense, net	(134.5)	(129.8)	(76.8)	4	69
Loss on extinguishment of debt	—	—	(6.6)	—	(100)
Other income	40.9	31.2	32.1	31	(3)
Income tax expense (benefit)	(24.1)	(124.9)	23.0	(81)	(643)
Net income (loss)	(50.5)	65.3	15.2	(177)	330
Net income attributable to noncontrolling interest	0.3	0.4	0.3	(25)	33
Net income (loss) attributable to common shareholders	$(50.8)	$64.9	$14.9	(178)	336

Adjusted EBITDA (1)	$537.3	$414.1	$305.8	30%	35%

(1)	A non-GAAP measure. See the Non-GAAP Measures section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2018 vs.	2017 vs.
	2018	2017	2016	2017	2016
Consumer customers	628,649	671,300	253,203	(6)%	165%

Voice connections	902,414	972,178	457,315	(7)	113
Data connections	778,970	783,682	473,403	(1)	66
Video connections	93,065	103,313	106,343	(10)	(3)
Total connections	1,774,449	1,859,173	1,037,061	(5)%	79%

The comparability of our consolidated results of operations and key operating statistics was impacted by the FairPoint acquisition that closed on July 3, 2017, as described above.  FairPoint’s results are included in our consolidated financial statements as of the date of the acquisition.

Revenue from Contracts with Customers

We account for revenue in accordance with Accounting Standard Codification 606 (“ASC 606”), Revenue from Contracts with Customers, which we adopted on January 1, 2018.  Promised goods and services in our revenue contracts with customers are considered distinct and are accounted for as separate performance obligations.  Revenue is recognized when or as performance obligations are satisfied.  The impact on revenue as a result of the adoption of ASC 606 was not material.

In accordance with ASC 606, contract acquisition costs are deferred and amortized over the expected customer life.  Historically, these costs were expensed as incurred.  The change in accounting for contract acquisition costs was the largest impact to the Company upon adoption of ASC 606.

For a more complete discussion of the adoption impacts, see Note 1 to the Consolidated Financial Statements, included in this report in Part II – Item 8 “Financial Statements and Supplementary Data”.

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to business customers of all sizes, including many services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; SD-WAN and MPLS.  Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services. Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenue increased $75.2 million during 2018 compared to 2017 due to the acquisition of FairPoint, which contributed an additional six months of revenue of approximately $66.3 million in 2018 as compared to 2017.  The remaining increase in data and transport services revenue of $8.9 million was primarily due to continued growth in Metro Ethernet and VoIP services.  In recent years, the growth in data and transport services revenue has been impacted by increased competition and price compression as customers are migrating from legacy data connection products to Ethernet based products, which have a lower average revenue per user.  Future declines are expected to be partially offset with the increasing demand for bandwidth and other Ethernet services.

Data and transport services revenue increased $71.9 million during 2017 compared to 2016 primarily due to the acquisition of FairPoint in July 2017, which accounted for $67.2 million of the annual increase.  Excluding the additional revenue from FairPoint in 2017, data and transport services revenue increased $4.7 million during 2017 compared to 2016, primarily due to the acquisition of CTC in 2016, an increase in data connections and an increase in Internet access and Metro Ethernet.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Through the acquisition of FairPoint, we are now a full service 9-1-1 provider and have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed over three million calls relying on the caller's location information for routing.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Voice services revenue increased $50.2 million in 2018 and $58.5 million in 2017 due to an additional six months of operations related to the acquisition of FairPoint.  Excluding the additional six months of revenue from FairPoint, voice services revenue decreased $11.8 million during 2018 compared to 2017 and $7.1 million during 2017 compared to 2016.  The decline in voice services revenue was primarily due to a 6% decline in access lines during 2018 compared to 2017 as well as during 2017 compared to 2016 as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet-based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, rental income of customer premises equipment, video services and other miscellaneous revenue.  Other services revenue increased $22.5 million during 2018 compared to 2017 due to an additional six months of operations in 2018 related to the acquisition of FairPoint, which accounted for approximately $16.3 million of the annual increase.  The remaining increase in other services revenue of $6.2 million was primarily due to an increase in business system sales in 2018.

In 2017, other services revenue increased $21.4 million as compared to 2017 due to the acquisition of FairPoint, which contributed an additional $15.9 million to other services revenue. The remaining increase of $5.5 million during 2017 compared to 2016 was primarily due to an increase in business system and structured cabling sales as well as additional revenue related to the Co-Marketing Agreement entered into with ePlus in connection with the sale of EIS in 2016.

Consumer

Broadband Services

Broadband services include revenue from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenue increased $69.5 million during 2018 compared to 2017 due to an additional six months of revenue in 2018 related to the acquisition of FairPoint of approximately $68.7 million.  Excluding the additional revenue from FairPoint, broadband services revenue increased $0.8 million during 2018 compared to 2017 due to an increase in Internet services despite a 6% decrease in data connections as a result of price increases implemented during 2018.  However, the increase in data revenue was offset by a decline in VoIP revenue during 2018 due to an 11% decline in connections as more customers continue to rely exclusively on wireless service.

In 2017, broadband services revenue increased $68.4 million as compared to 2016 due to the acquisition of FairPoint, which contributed additional revenue of $70.9 million.  Excluding the additional revenue from FairPoint in 2017, broadband services revenue decreased $2.5 million during 2017 compared to 2016 primarily due to declines in data and VoIP connections of 5% and 9%, respectively. The decline in connections was primarily a result of increased competition as consumers are choosing to rely exclusively on wireless service.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our TV Everywhere service allows our video subscribers to watch their favorite shows, movies and livestreams on any device.  In addition, we offer other in-demand streaming content including: DIRECTV®, DIRECTV NOWSM, fuboTV, Philo, HBO NOW®, FlixFling and VEMOX.

Video services revenue decreased $3.0 million in 2018 and $2.8 million in 2017 despite an additional six months of operations related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint, video services revenue decreased $6.2 million during 2018 compared to 2017 and $6.1 million in 2017 compared to 2016.  The decline in video services revenue was primarily due to decreases in connections of 10% in 2018 and 2017 as compared to each respective prior year period as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenue increased $64.3 million in 2018 and $81.9 million in 2017 due to an additional six months of revenue related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint, voice services revenue decreased $15.5 million during 2018 compared to 2017 and $5.2 million during 2017 compared to 2016.  The decline in voice services revenue was primarily due to a 10% decline in access lines during 2018 compared to 2017, and an 8% decline in access lines during 2017 compared to 2016.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Equipment Sales and Service

Until the sale of EIS in December 2016, we were an accredited Master Level Unified Communications and Gold Certified Cisco Partner providing equipment solutions and support for business customers.  As an equipment integrator, we offered network design, implementation and support services, including maintenance contracts, in order to provide integrated communication solutions for our customers.  When an equipment sale involved multiple deliverables, revenue was allocated to each respective element based on relative selling price.  Equipment sales and service revenues decreased $43.1 million during 2017 compared to 2016 due to the sale of EIS in December 2016.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, high speed internet and quality telephone service at affordable prices in rural areas.  Subsidies increased $21.1 million during 2018 compared to 2017 due to an additional six months of operations in 2018 related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint of $26.8 million in 2018, subsidies revenue decreased $5.7 million despite a settlement for frozen local switching support (“LSS”) of $7.2 million recognized during 2018 (refer to the “Regulatory Matters” section below for a discussion on the LSS settlement).  In 2017, the acquisition of FairPoint contributed $23.4 million to subsidies revenue.  Excluding the additional revenue from FairPoint in 2017, subsidies revenue decreased $9.4 million during 2017 compared to 2016.  The decline in subsidies revenue is primarily due to the scheduled reduction in the annual Connect America Fund (“CAF”) Phase II funding rate in August of each year, the sale of CCIC in September 2016 and a decrease in state funding support for our Texas Incumbent Local Exchange Company (“ILEC”).  See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenue, network special access services and end user access.  Switched access revenue includes access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenue increased $42.4 million in 2018 and $46.4 million in 2017 due to an additional six months of revenue related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint, network access services revenue decreased $9.3 million during 2018 compared to 2017 and $9.1 million during 2017 compared to 2016.  The decline in network access services revenue was primarily a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and miscellaneous revenue.  Other products and services revenue decreased $2.7 million during 2018 compared to 2017 and $0.2 million during 2017 compared to 2016.  The declines in other products and services revenue were primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $165.9 million during 2018 compared to 2017 due to an additional six months of operations in 2018 from the acquisition of FairPoint, which accounted for approximately $156.7 million of the increase.  Cost of goods sold related to equipment sales increased as a result of an increase in business system sales in the current year.   Access expense increased due to new recurring circuit and co-location costs as a result of an increase in commercial services. However, video programming costs decreased due to a 10% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve.

In 2017, cost of services and products increased $124.6 million compared to 2016 due to the acquisition of FairPoint which accounted for $160.2 million of the increase.  Excluding FairPoint, cost of services and products decreased $35.6 million during 2017 primarily from a decline in cost of goods sold related to equipment sales of $29.8 million as a result of the sale of EIS in 2016, as discussed above.  Employee costs also decreased due to savings from a reduction in headcount as part of cost saving initiatives.  In addition, video programming costs decreased as a result of a 9% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $84.5 million during 2018 compared to 2017 due to the acquisition of FairPoint, which contributed approximately $89.8 million of the increase.  Excluding the additional six months of operations for FairPoint, selling, general and administrative costs decreased approximately $5.3 million during 2018 primarily due to a reduction in sales commissions as a result of the adoption of ASC 606 in 2018, which requires contract acquisition costs to be deferred and amortized over the contract performance period.  In 2017, these costs were expensed as incurred.  In addition, professional fees and property taxes declined in 2018.  However, integration costs associated with the FairPoint acquisition increased in 2018, which included additional severance costs of $10.9 million in 2018.

Selling, general and administrative costs increased $92.6 million during 2017 compared to 2016.  The acquisition of FairPoint contributed $98.6 million of the increase.  Excluding FairPoint, selling, general and administrative costs decreased $6.0 million during 2017 primarily due to a decline in employee costs of $8.2 million from a reduction in headcount as well as a decrease in incentive compensation.  Professional fees decreased due to declines in expenses related to legal, audit and tax services.  Advertising expense also decreased due to a reduction in radio advertising and marketing promotions in 2017.  However, bad debt expense increased primarily as a result of favorable adjustments in the prior year. The change in selling, general and administrative expense was also impacted by integration costs incurred in 2017 related to the acquisition of FairPoint.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs decreased $31.7 million in 2018 compared to 2017 and increased $32.5 million in 2017 compared to 2016 as a result of the acquisition of FairPoint, which closed in July 2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the Merger as well as expenses related to change-in-control payments to former employees of the acquired company.

Depreciation and Amortization

Depreciation and amortization expense increased $140.8 million during 2018 compared to 2017 primarily as a result of the acquisition of FairPoint in 2017, which accounted for approximately $144.8 million of the increase.  Depreciation expense also increased as a result of ongoing capital expenditures in 2018 related to network enhancements and success-based capital projects for consumer and commercial services.  Amortization expense increased from customer relationships acquired in the FairPoint acquisition, which are amortized under the accelerated method.  These increases were offset in part by a reduction in depreciation and amortization expense as certain intangibles and outside plant and network cable assets became fully amortized or depreciated in 2018 and 2017.

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

Reclassifications

Certain amounts in our consolidated financial statements for prior periods have been reclassified to conform to the current year presentation.  In accordance with the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, net periodic benefit costs excluding the service cost component were reclassified from operating expense to non-operating income (expense) in our consolidated statement of operations. In addition, the classifications of certain operating revenues have been reclassified amongst the revenue categories based on a new methodology following the acquisition of FairPoint.  These reclassifications had no effect on total revenue or net income.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs increased $21.1 million during 2018 compared to 2017 due to an additional six months of operations in 2018 related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint of $26.8 million in 2018, subsidies revenue decreased $5.7 million despite a settlement for frozen LSS of $7.2 million recognized during 2018.  The decline in subsidies revenue is primarily due to the scheduled reduction in the annual CAF Phase II funding rate in August of each year and a decrease in state funding support for our Texas ILEC.

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, CAF and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for our price cap study areas and a nine year period for our rate of return study areas, and, as a result, our network access revenue decreased approximately $3.0 million, $2.8 million and $1.7 million during 2018, 2017 and 2016, respectively.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  With the sale of our Virginia ILEC in 2018, this amount was reduced to $48.1 million through 2020.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.  We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for CAF Phase II funding occurred during the third quarter of 2018.  The winners have been announced and the impact to our future funding is expected to be determined in the second half of 2019.

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps per second down and 1 Mbps up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 and 2018 for all states where it operates.

The annual FCC price cap filing was made on June 18, 2018 and became effective on July 3, 2018.  This filing reflects incorporating the Consolidated and FairPoint holding companies, which changed the revenue threshold and amounts allocated to the price cap subsidiaries.  The changes allowed some properties to raise their access recovery charge rates and were offset by a decrease in CAF ICC support.  The net impact is an increase of $1.8 million in support funding for the July 2018 through June 2019 tariff period.

Local Switching Support

In 2015, FairPoint filed a petition (the “Petition”) with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen LSS from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.  This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the year ended December 31, 2018, we recognized subsidies revenue of $7.2 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

FCC Rules for Business Data Services

On April 20, 2017, the FCC adopted new rules for Business Data Services (“BDS”) which went into effect on August 1, 2017.  BDS services are high-speed data services provided on a point to point basis.  The rules apply to interstate BDS services in areas served by price cap carriers.  Under the new BDS rules, all packet-switched services and all transport services, channel terminations connecting wholesale customers to our networks and end user channel terminations in counties deemed competitive are competitive.  End user channel terminations for DS0, DS1 and DS3 services are non-competitive in counties deemed by the FCC to be non-competitive, but are eligible for Phase I price flexibility.  The FCC published a list of counties deemed competitive and non-competitive.  Geographic areas previously under Phase II price flexibility will not be rate regulated for any BDS services.

In our price cap operations, we can continue to offer competitive BDS services under tariff or we can remove the services from tariff.  All competitive services must be de-tariffed within three years of the effective date of the BDS rules.  We have complete price flexibility for BDS services deemed competitive.  As of October 23, 2018, the FCC issued an order giving rate of return carriers the option to elect a similar regulatory framework for their BDS services beginning in July 2019.  We are currently evaluating this election and will make a decision by March 1, 2019, as required by the FCC.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT in August 2013.  In accordance with the provisions of the settlement agreement, the HCF draw was reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we have the ability to fully offset this reduction with increases to residential rates where market conditions allow.

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

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants supported, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory in 2018.  We account for the Phase 2 reimbursements as a contribution in aid of construction given the nature of the arrangement.  During the second quarter of 2017, a bid for Phase 3 grants was submitted by FairPoint, the final phase of the NYBB grants.  On January 31, 2018, the state notified us that we were awarded a portion of our Phase 3 bid.  However, based on a reduction in the number of locations awarded under the bid, we did not accept the Phase 3 grant.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by December 31, 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  As of December 31, 2018, we met all of the regulatory commitments for 2018.

Other Regulatory Matters

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations.  The FCC and state commissions have authority to issue rules and regulations related to our business.  A number of proceedings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, ICC, broadband deployment, consumer protection and universal service reform.  Some proceedings may authorize new services to compete with our existing services.  Proceedings that relate to our cable television operations include rulemakings on set top boxes, carriage of programming, industry consolidation and ways to promote additional competition.  There are various on-going legal challenges to the scope or validity of FCC orders that have been issued.  As a result, it is not yet possible to fully determine the impact of the related FCC rules and regulations on our operations.

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $4.7 million during 2018 compared to 2017 primarily due to the issuance of the $935.0 million incremental term loan in 2017 and an increase in variable interest rates during 2018.  Interest expense also increased as a result of noncash charges recognized related to our de-designated interest rate swap agreements during 2018.  These increases were offset by the ticking fees of $18.0 million and amortized commitment fees of $11.7 million recognized in 2017 related to the committed financing secured for the acquisition of FairPoint, as described in the “Liquidity and Capital Resources” section below.

Interest expense, net of interest income, increased $53.0 million during 2017 compared to 2016 primarily due to the issuance of the $935.0 million incremental term loan in July 2017.  In addition, we incurred ticking fees of $18.0 million and amortized commitment fees of $11.7 million in 2017 related to the committed financing secured for the acquisition of FairPoint.  Interest expense also increased as a result of ineffectiveness recognized on our interest rate swap agreements during 2017.

Loss on Extinguishment of Debt

In 2016, we amended our Credit Agreement to restate and amend our term loan credit facilities.  In connection with entering into the amended and restated credit agreement, we incurred a loss on the extinguishment of debt of $6.6 million during the year ended December 31, 2016.

Other Income

Other income increased $9.7 million during 2018 compared to 2017 primarily due to an increase in investment income from our wireless partnership interests of $7.8 million.  Pension and post-retirement benefit expense also declined $0.9 million as compared to the prior year.

Other income decreased $0.9 million during 2017 compared to 2016 primarily due to a decline in investment income of $1.2 million as a result of lower earnings from our wireless partnership interests.  However, pension and post-retirement benefit expense increased $1.7 million as compared to 2016.  The remaining decrease was largely due to the reversal of a legal contingency of $0.8 million in 2016.

Income Taxes

Our effective rate was 32.3% for 2018 compared to 209.5% for 2017. Income taxes increased $100.8 million in 2018 compared to 2017.  The increase was primarily related to the deferred income tax benefit recorded in 2017 related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) when the Company revalued its deferred tax balances from 35% to 21%. The Tax Act was signed into law on December 22, 2017, making significant changes to the U.S. tax law. The Company calculated its best estimate of the impact of the Tax Act in its 2017 year end income tax provision in accordance with its understanding of the Tax Act and guidance available and, as a result, recorded a non-cash tax benefit estimate of $112.9 million as a reduction in income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. During 2018, adjustments were made to the provisional estimates that were disclosed as of December 31, 2017 under SAB 118 for the Tax Act that resulted in a $5.2 million decrease to our tax provision. We recorded a net decrease of $2.8 million in 2018 and a net increase of $5.2 million in 2017 to our net state deferred tax liabilities and our state tax expense due to changes in unitary filings and state deferred income tax rates. In 2017, the Company also incurred non-deductible expenses in relation to the acquisition of FairPoint that resulted in an increase to our tax provision of $3.4 million. In the third quarter of 2018, we recorded additional purchase accounting tax adjustments outside the measurement period related to the acquisition that resulted in a $1.0 million increase to our tax provision. On July 31, 2018, we completed the sale of all the issued and outstanding stock of Peoples in a taxable transaction, resulting in an increase of $0.8 million to our deferred tax liabilities and deferred tax provision. In 2018 and 2017, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $1.7 million and $2.6 million, respectively. Exclusive of discrete adjustments, our effective tax rate for 2018 would have been approximately 25.3% compared to 39.3% for 2017.  The adjusted effective tax rate for 2018 and 2017 differed from the federal and state statutory rates primarily due to differences in allocable income for the Company’s state tax filings.

Our effective rate was 209.5% for 2017 compared to 60.2% for 2016. Income taxes decreased $147.9 million in 2017 compared to 2016. The decrease was primarily related to the income tax benefit estimate recorded in 2017 of $112.9 million related to the Tax Act as discussed above. We recorded a net increase of $5.2 million in 2017 and a net decrease of $2.8 million in 2016 to our net state deferred tax liabilities and our state tax expense due to changes in unitary filings and state deferred income tax rates. In 2017, the Company also incurred non-deductible expenses in relation to the acquisition of FairPoint that resulted in an increase to our tax provision of $3.4 million. In 2017 and 2016, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $2.6 million and $0.6 million, respectively. On September 1, 2016, we completed the sale of all the issued and outstanding stock of CCIC in a taxable transaction.  As a result, we recorded an increase to our current tax expense of $7.2 million to reflect the tax impact of the transaction. On December 5, 2016, we completed the sale of substantially all of the assets of our EIS business.  As a result, we recorded an increase to our current tax expense of $1.5 million related to the derecognition of $4.2 million of noncash goodwill allocated to the disposed business that is not deductible for tax purposes.

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

The following tables are a reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands, unaudited)	2018	2017	2016
Net income (loss)	$(50,571)	$65,299	$15,196
Add (subtract):
Interest expense, net of interest income	134,578	129,786	76,826
Income tax expense (benefit)	(24,127)	(124,927)	22,962
Depreciation and amortization	432,668	291,873	174,010
EBITDA	492,548	362,031	288,994

Adjustments to EBITDA:
Other, net (1)	549	19,314	(24,955)
Investment distributions (2)	39,078	29,993	32,144
Loss on extinguishment of debt	—	—	6,559
Non-cash, stock-based compensation (3)	5,119	2,766	3,017
Adjusted EBITDA	$537,294	$414,104	$305,759

(1)

Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows provided by (used in):
Operating activities	$357,321	$210,027	$218,233
Investing activities	(221,459)	(1,042,711)	(108,287)
Financing activities	(141,920)	821,264	(98,747)
Increase (decrease) in cash and cash equivalents	$(6,058)	$(11,420)	$11,199

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $357.3 million in 2018, an increase of $147.3 million compared to the same period in 2017.  Cash flows provided by operating activities increased primarily as a result of the additional cash flows provided by the addition of the FairPoint operations as of July 2017 as well as additional transaction costs paid in 2017 related to the acquisition of FairPoint.  Cash distributions received from our wireless partnerships also increased $9.1 million in 2018 compared to 2017.  In addition, income tax refunds increased approximately $10.0 million from 2017.  However, cash contributions to our defined benefit pension plans increased $16.9 million in 2018 compared to 2017 of which $11.3 million is attributable to the acquisition of FairPoint.

Cash Flows Used In Investing Activities

Net cash used in investing activities consists primarily of cash used for capital expenditures and acquisitions and cash received from business dispositions.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $244.8 million, $181.2 million and $125.2 million in 2018, 2017 and 2016, respectively.  The increase in capital expenditures of $63.6 million compared to 2017 was driven by the acquisition of FairPoint in July 2017.  Capital expenditures for 2019 are expected to be $210.0 million to $220.0 million, of which approximately 60% is planned for success-based capital projects for commercial, carrier and consumer initiatives.  Capital expenditures in 2019 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

Other Acquisitions and Dispositions

In 2018, we received cash proceeds of $21.0 million for the sale of Peoples, our local exchange carrier in Virginia.

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

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2018:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes, net of discount	$497,009	October 1, 2022	6.50%
Term loans, net of discount	1,796,068	October 5, 2023	LIBOR plus 3.00%
Revolving loan	10,000	October 5, 2021	LIBOR plus 3.00%
Revolving loan	12,000	October 5, 2021	ABR plus 2.00%
Capital leases	30,362		6.91	% (2)
	$2,345,439

(1)	At December 31, 2018, the 1-month LIBOR and alternate base rate applicable to our borrowings was 2.53% and 5.50%, respectively. The term loans are subject to a 1.00% LIBOR floor.

(2)	Weighted-average rate.

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

The revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2018, the borrowing margin for the next three month period ending March 31, 2019 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2018, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  At December 31, 2017, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  Stand-by letters of credit of $16.2 million were outstanding under our revolving credit facility as of December 31, 2018.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2018, $71.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.54% and 4.58% at December 31, 2018 and 2017, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of December 31, 2018, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of December 31, 2018, and including the $27.6 million dividend declared in October 2018 and paid on February 1, 2019, we had $322.2 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2018, our total net leverage ratio under the Credit Agreement was 4.37:1.00, and our interest coverage ratio was 3.99:1.00.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2018, this ratio was 4.43:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $543.7 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2018 and paid on February 1, 2019, there was $1,102.0 million of the $1,645.8 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2018.  At December 31, 2018, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2019 and 2027.  As of December 31, 2018, the present value of the minimum remaining lease commitments was approximately $30.4 million, of which $12.1 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $36.0 million as of December 31, 2018, of which $2.0 million will be paid to LATEL LLC, a related party entity.

Dividends

We paid $110.2 million and $94.1 million in dividend payments to shareholders during 2018 and 2017, respectively.  In October 2018, our board of directors declared a quarterly dividend of $0.38738 per common share, which was paid on February 1, 2019 to stockholders of record at the close of business on January 15, 2019.  In addition, on February 18, 2019, our board of directors declared its next quarterly dividend of $0.38738 per common share, which is payable on May 1, 2019 to stockholders of record at the close of business on April 15, 2019.  Our current dividend policy pays a quarterly dividend of $0.38738 per common share which equals approximately $1.55 per share on an annual basis.

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

We believe that our dividend policy will limit, but not preclude, our ability to grow.  If we continue paying dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash, and may need to seek refinancing, to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring significant capital expenditures.  In addition, because a significant portion of cash available would be distributed to holders of common stock under our current dividend policy, our ability to pursue any material expansion of our business will depend more than it otherwise would on our ability to obtain third-party financing.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition:

	December 31,
(In thousands, except for ratio)	2018	2017
Cash and cash equivalents	$9,599	$15,657
Working capital (deficit)	(85,471)	(42,281)
Current ratio	0.70	0.83

Our net working capital position declined $43.2 million as of December 31, 2018 compared to December 31, 2017 primarily as a result of an increase in accounts payable and accrued compensation related to the timing of expenditures. Income tax receivable decreased $10.8 million as a result of tax refunds received during the year ended December 31, 2018.

Our most significant use of funds in 2019 is expected to be for: (i) dividend payments of between $110.0 million and $112.0 million; (ii) interest payments on our indebtedness of between $135.0 million and $140.0 million and principal payments on debt of $18.4 million; and (iii) capital expenditures of between $210.0 million and $220.0 million.  In the future, our ability to use cash may be limited by our other expected uses of cash, including our dividend policy, and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2018, we had approximately $5.6 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2018, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$18,350	$58,700	$2,248,012	$—	$2,325,062
Interest on long-term debt obligations (1)	131,874	267,726	203,141	—	602,741
Capital leases	12,118	9,907	2,949	5,388	30,362
Operating leases	11,663	14,315	6,103	8,268	40,349
Unconditional purchase obligations:
Unrecorded (2)	47,889	51,856	27,581	6,285	133,611
Recorded (3)	81,924	—	—	—	81,924
Pension funding (4)	35,841	64,388	81,284	—	181,513

(1)

Interest on long-term debt includes amounts due on fixed and variable rate debt.  As the rates on our variable debt are subject to change, the rates in effect at December 31, 2018 were used in determining our future interest obligations.  Expected settlements of interest rate swap agreements were estimated using yield curves in effect at December 31, 2018.

(2)

Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the contractual terms of the contracts.

(3)	Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2018 and expected to be settled in cash.

(4)	Expected contributions to our pension and post-retirement benefit plans for the next 5 years. Actual contributions could differ from these estimates and extend beyond 5 years.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We used a weighted-average expected long-term rate of return of 7.03% and 7.23% in 2018 and 2017, respectively.  As of January 1, 2019, we estimate the weighted-average long-term rate of return of Plan assets will be 6.96%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Net pension and post-retirement costs were $5.6 million, $3.8 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  We contributed $26.2 million, $12.5 million and $0.3 million in 2018, 2017 and 2016, respectively to our Pension Plans.  For our other post-retirement plans, we contributed $9.7 million, $6.5 million and $3.6 million in 2018, 2017 and 2016, respectively.  In 2019, we expect to make contributions totaling approximately $26.3 million to our Pension Plans and $9.5 million to our other post-retirement benefit plans. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  See Note 9 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Related Party Transactions

In September 2014, $5.0 million of the Senior Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and we recognized approximately $0.3 million in each of 2018 and 2017 in interest expense for the Senior Notes purchased by the related party.

In December 2010, we entered into new lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  Each of the three lease agreements has a maturity date of May 31, 2021, and has been accounted for as capital leases.  Each of the three lease agreements has two five-year options to extend the terms of the lease after the expiration date.  Our Board of Directors member, Richard A. Lumpkin, and his immediate family had a beneficial ownership interest of 68.5% in 2018 and 2017, of LATEL, directly or through Agracel, Inc. (“Agracel”).  Agracel is real estate investment company of which Mr. Lumpkin, together with his family, had a beneficial interest of 37.0% in 2018 and 2017.  Agracel is the sole managing member and 50% owner of LATEL.  In addition, Mr. Lumpkin is a director of Agracel.  The three leases require total rental payments to LATEL of approximately $7.9 million over the term of the leases.  The carrying value of the capital leases at December 31, 2018 and 2017 was approximately $1.7 million and $2.2 million, respectively.  We recognized $0.3 million in interest expense in each of 2018 and 2017 and $0.4 million in interest expense in 2016 and amortization expense of $0.4 million in 2018, 2017 and 2016 related to the capitalized leases.

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunication products and services to First Mid-Illinois and we received approximately $0.9 million in 2018 and $0.7 million in each of 2017 and 2016 for these services.

Regulatory Matters

As discussed in the “Regulatory Matters” section above, in December 2014, the FCC released a report and order that significantly impacts the amount of support revenue we receive from the USF, CAF and ICC by redirecting support from voice services to broadband services.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  With the sale of our Virginia ILEC in 2018, this amount was reduced to $48.1 million through 2020.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.  We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for CAF Phase II funding occurred during the third quarter of 2018.  The winners have been announced and the impact to our future funding is expected to be determined in the second half of 2019.

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $3.0 million, $2.8 million and $1.7 million during 2018, 2017 and 2016, respectively.  We anticipate that network access revenue will continue to decline as a result of the Order through 2019 by as much as $1.1 million.

As discussed in the “Regulatory Matters” section above, the LSS matter settled in our favor during the year ended December 31, 2018.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, would decline by 5% per year through 2021.  During the year ended December 31, 2018, we recognized subsidies revenue of $7.2 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At December 31, 2018 and 2017, the carrying value of our goodwill was $1,035.3 million and $1,038.0 million, respectively.  Goodwill decreased $2.8 million in 2018 as a result of finalizing the initial estimates of the net assets acquired in the acquisition of FairPoint, as described in Note 3 to the consolidated financial statements.  The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

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

For the 2018 assessment, we evaluated the fair value of the goodwill compared to the carrying value using the qualitative approach.  The results of the qualitative approach concluded that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for our single reporting unit as described below.

When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, we use a combination of market-based approaches and a discounted cash flow (“DCF”) model.  The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments, future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions. The market-based approaches used in the valuation effort include the publicly-traded market capitalization, guideline public companies, and guideline transaction methods.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the single reporting unit.  For the November 30, 2017 assessment, using the quantitative approach, we concluded that the fair value of the single reporting unit’s total equity was estimated to be approximately $1,275.0 million on a control basis, and the associated carrying value of its equity was $496.2 million.

Trade Name

As discussed more fully in Note 1 to the consolidated financial statements, trade names are generally not amortized, but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and a quantitative process, if deemed necessary.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2018 and 2017.

For the 2018 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of our trade name.  Based on our assessment, we concluded that the trade name were not impaired. When we use the quantitative approach to estimate the fair value of our trade name, we use DCFs based on a relief from royalty method.  If the fair value of our trade names was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the trade name.

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

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 66% in equity funds, with the remainder in fixed income and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 7.03% and 7.23% in 2018 and 2017, respectively. As of January 1, 2019, we estimate that the weighted-average expected long-term rate of return of pension plan assets will be 6.96%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and post-retirement benefit plan obligations.  For our 2018 and 2017 projected benefit obligations, we used a weighted-average discount rate of 4.39% and 3.75%, respectively, for our pension plans and 4.35% and 3.67%, respectively, for our other post-retirement plans.

Our Pension Plans are sensitive to changes in the discount rate and the expected long-term rate of return on plan assets. A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic pension cost of the Pension Plans:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease

Discount rate	$(4,748)	$6,551
Expected long-term rate of return on plan assets	$(5,490)	$5,490

Our post-retirement benefit plans are sensitive to the healthcare cost trend rate assumption. For purposes of determining the cost and obligation for post-retirement medical benefits, a 7.00% healthcare cost trend rate was assumed for 2018, declining to the ultimate trend rate of 5.00% in 2023. A 1.00% increase in the assumed healthcare cost trend rate would result in increases of approximately $2.3 million and $0.1 million in the post-retirement benefit obligation and total service and interest cost, respectively. A 1.00% decrease in the assumed healthcare cost trend would result in decreases of approximately $2.3 million and $0.1 million in the post-retirement benefit obligation and in the total service and interest cost, respectively.

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

At December 31, 2018, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of December 31, 2018, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $6.6 million.

As of December 31, 2018, the fair value of our interest rate swap agreements amounted to a net liability of $2.7 million.  Pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $3.2 million at December 31, 2018.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-53 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2018.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2018.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

February 25, 2019

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2018.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2018.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a)	(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2018	F-2
	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2018	F-3
	Consolidated Balance Sheets as of December 31, 2018 and 2017	F-4
	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2018	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018	F-6
	Notes to Consolidated Financial Statements	F-7

	(2) Financial Statement Schedules	Location

	Report of Independent Certified Public Accountants	S-1
	GTE Mobilnet of Texas RSA #17 Limited Partnership Balance Sheets – As of December 31, 2018 (unaudited) and 2017 (unaudited)	S-2
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Income – For the Years Ended December 31, 2018 (unaudited), 2017 (unaudited) and 2016	S-3
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2018 (unaudited), 2017 (unaudited) and 2016	S-4
	GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Cash Flows – For the Years Ended December 31, 2018 (unaudited), 2017 (unaudited) and 2016	S-5
	GTE Mobilnet of Texas RSA #17 Limited Partnership – Notes to Financial Statements	S-6

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
4.2

Indenture, dated as of September 18, 2014, between Consolidated Communications, Inc. (“CCI”) (as successor to Consolidated Communications Finance II Co. (“CCFII Co.”) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)

4.3

First Supplemental Indenture, dated as of October 16, 2014, among the Company, CCI, Consolidated Communications Enterprise Services, Inc. (“CCES”), Consolidated Communications of Fort Bend Company (“CCFBC”) Consolidated Communications of Pennsylvania Company, LLC (“CCPC”), Consolidated Communications Services Company (“CCSC”), Consolidated Communications of Texas Company (“CCTC”), SureWest Communications (“SW Communications”), SureWest Fiber Ventures, LLC (“SW Fiber Ventures”), SureWest Kansas, Inc. (“SW Kansas”), SureWest Long Distance (“SW Long Distance”), SureWest Telephone (“SW Telephone”), SureWest TeleVideo (“SW TeleVideo”), and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 16, 2014)

4.4

Second Supplemental Indenture, dated as of November 14, 2014, among Enventis Corporation, Cable Network, Inc., Crystal Communications, Inc., Enventis Telecom, Inc., Heartland Telecommunications Company of Iowa, Inc., Mankato Citizens Telephone Company, Mid-Communications, Inc., National Independent Billing, Inc., IdeaOne Telecom Inc. and Enterprise Integration Services, Inc. (collectively, the “Enventis Subsidiaries”), CCI and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2014)

4.5

Third Supplemental Indenture, dated as of June 8, 2015, among CCES, CCFBC,  CCPC,  CCSC,  CCTC,  SW Fiber Ventures,  SW Kansas,  SW Telephone,  SW TeleVideo, each of the Enventis Subsidiaries; the Company; CCI; and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 8, 2015)

4.6

Fourth Supplemental Indenture, dated as of January 1, 2016, among CCTC; Consolidated Communications of Fort Bend Company; CCSC; Consolidated Communications Enterprise Services, Inc.; Consolidated Communications of Pennsylvania Company, LLC; Consolidated Communications of California Company; Crystal Communications, Inc.; Enventis Telecom, Inc.; Consolidated Communications of Iowa Company; Consolidated Communications of Minnesota Company; Consolidated Communications of Mid-Comm. Company, IdeaOne Telecom, Inc.; SureWest TeleVideo.; the Company; Consolidated Communications, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 1, 2016)

4.7**

Joinder Agreement (to Guaranty Agreement and Collateral Agreement), dated as of November 14, 2014, among each of the Enventis Subsidiaries, the Company, CCI, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders under the Second Amended and Restated Credit Agreement dated December 23, 2013 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2014)

4.8**

Joinder Agreement, dated as of July 3, 2017, among CCI, the subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K dated July 3, 2017)

4.9

Fifth Supplemental Indenture, dated as of July 3, 2017, among the Company, CCI, the subsidiaries of the Company party thereto and Well Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.3 to our Current Report on Form 8-K dated July 3, 2017)

4.10**

Joinder Agreement, dated as of August 4, 2017, among CCI, the subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K dated August 4, 2017)

4.11

Sixth Supplemental Indenture, dated as of August 4, 2017, among the Company, CCI, the subsidiaries of the Company party thereto and Well Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.2 to our Current Report on Form 8-K dated August 4, 2017)

4.12

Seventh Supplemental Indenture, dated as of December 31, 2018, among the Company, CCI, the subsidiaries of the Company party thereto and Well Fargo Bank, National Association, as Trustee (incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K dated January 4, 2019)

4.13	Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)
10.1

Restatement Agreement, dated as of October 5, 2016, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent, including the Third Amended and Restated Credit Agreement attached as Annex A to the Restatement Agreement, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, attached as Annex A to such Restatement Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 5, 2016), as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 14, 2016, by and among the Company, CCI, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto  (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2016) Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, CCI, certain other subsidiaries of the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016) and Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of July 3, 2017, by and among the Company, CCI, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2017)

10.2

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.3

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007, file no. 000-51446)

10.4

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Consolidated Communications Services Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 22, 2010)

10.5

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 22, 2010)

10.6

Lease Agreement, dated December 22, 2010, between LATEL, LLC and Illinois Consolidated Telephone Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 22, 2010)

10.7***

Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005, file no. 333-121086)

10.8***

Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (as amended and restated effective May 5, 2009, as amended by amendments effective as of May 4, 2015 and amendments effective as of April 30, 2018) (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed with the SEC on March 16, 2018)

10.9***	Fifth Amendment to the Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan, dated October 29, 2018, filed herewith
10.10***	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.11***	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
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

10.17***	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007, file no. 000-51446)
10.18	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)
21	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP (St. Louis)
23.2	Consent of Ernst & Young LLP (Orlando)
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*Schedules and other attachments to the Agreement and Plan of Merger, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**Annexes to the Joinder Agreement, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any annex to the Securities and Exchange Commission upon request.

***Compensatory plan or arrangement.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on February 25, 2019.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	February 25, 2019
	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	February 25, 2019
	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Chairman of the Board	February 25, 2019
Robert J. Currey

By:	/s/ RICHARD A. LUMPKIN	Director	February 25, 2019
Richard A. Lumpkin

By:	/s/ ROGER H. MOORE	Director	February 25, 2019
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	February 25, 2019
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	February 25, 2019
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	February 25, 2019
Thomas A. Gerke

By:	/s/ DALE E. PARKER	Director	February 25, 2019
Dale E. Parker

By:	/s/ WAYNE L. WILSON	Director	February 25, 2019
Wayne L. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

St. Louis, Missouri

February 25, 2019

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Net revenues	$1,399,074	$1,059,574	$743,177

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	611,872	445,998	321,412
Selling, general and administrative expenses	333,605	249,141	156,520
Acquisition and other transaction costs	1,960	33,650	1,214
Loss on impairment	—	—	610
Depreciation and amortization	432,668	291,873	174,010
Income from operations	18,969	38,912	89,411

Other income (expense):
Interest expense, net of interest income	(134,578)	(129,786)	(76,826)
Loss on extinguishment of debt	—	—	(6,559)
Investment income	39,596	31,749	32,972
Other, net	1,315	(503)	(840)
Income (loss) before income taxes	(74,698)	(59,628)	38,158

Income tax expense (benefit)	(24,127)	(124,927)	22,962

Net income (loss)	(50,571)	65,299	15,196
Less: net income attributable to noncontrolling interest	263	354	265
Net income (loss) attributable to common shareholders	$(50,834)	$64,945	$14,931

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.73)	$1.07	$0.29

Dividends declared per common share	$1.55	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$(50,571)	$65,299	$15,196
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax benefit of $(3,941), $(2,833) and $(9,534) in 2018, 2017 and 2016, respectively	(10,835)	(4,467)	(14,831)
Reclassification of actuarial losses and prior service credit to earnings, net of tax expense of $1,370, $2,081 and $1,738 in 2018, 2017 and 2016, respectively	3,785	3,153	2,706
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax benefit of $(244), $(161) and $(180) in 2018, 2017 and 2016, respectively	(691)	(250)	(289)
Reclassification of realized loss to earnings, net of tax expense of $855, $488 and $516 in 2018, 2017 and 2016, respectively	2,612	758	836
Comprehensive income (loss)	(55,700)	64,493	3,618
Less: comprehensive income attributable to noncontrolling interest	263	354	265
Total comprehensive income (loss) attributable to common shareholders	$(55,963)	$64,139	$3,353

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,599	$15,657
Accounts receivable, net of allowance for doubtful accounts	133,136	121,528
Income tax receivable	11,072	21,846
Prepaid expenses and other current assets	44,336	33,318
Assets held for sale	—	21,310
Total current assets	198,143	213,659

Property, plant and equipment, net	1,927,126	2,037,606
Investments	110,853	108,858
Goodwill	1,035,274	1,038,032
Customer relationships, net	228,959	293,300
Other intangible assets	11,483	13,483
Other assets	23,423	14,188
Total assets	$3,535,261	$3,719,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,502	$24,143
Advance billings and customer deposits	47,724	42,526
Dividends payable	27,579	27,418
Accrued compensation	64,459	49,770
Accrued interest	9,232	9,343
Accrued expense	71,650	72,041
Current portion of long-term debt and capital lease obligations	30,468	29,696
Liabilities held for sale	—	1,003
Total current liabilities	283,614	255,940

Long-term debt and capital lease obligations	2,303,585	2,311,514
Deferred income taxes	188,129	209,720
Pension and other post-retirement obligations	314,134	334,193
Other long-term liabilities	30,145	33,817
Total liabilities	3,119,607	3,145,184

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 71,187,301 and 70,777,354 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	712	708
Additional paid-in capital	513,070	615,662
Accumulated deficit	(50,834)	—
Accumulated other comprehensive loss, net	(53,212)	(48,083)
Noncontrolling interest	5,918	5,655
Total shareholders’ equity	415,654	573,942
Total liabilities and shareholders’ equity	$3,535,261	$3,719,126

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2015	50,470	$505	$281,738	$(881)	$(35,699)	$5,036	$250,699
Cash dividends on common stock	—	—	(64,423)	(14,050)	—	—	(78,473)
Shares issued under employee plan, net of forfeitures	188	1	94	—	—	—	95
Non-cash, share-based compensation	—	—	2,980	—	—	—	2,980
Purchase and retirement of common stock	(46)	—	(1,231)	—	—	—	(1,231)
Tax on restricted stock vesting	—	—	(1,433)	—	—	—	(1,433)
Other comprehensive income (loss)	—	—	—	—	(11,578)	—	(11,578)
Net income	—	—	—	14,931	—	265	15,196
Balance at December 31, 2016	50,612	$506	$217,725	$—	$(47,277)	$5,301	$176,255
Cash dividends on common stock	—	—	(34,764)	(67,187)	—	—	(101,951)
Shares issued upon acquisition of FairPoint	20,104	201	430,752	—	—	—	430,953
Shares issued under employee plan, net of forfeitures	121	1	104	—	—	—	105
Non-cash, share-based compensation	—	—	2,766	—	—	—	2,766
Purchase and retirement of common stock	(60)	—	(571)	—	—	—	(571)
Other comprehensive income (loss)	—	—	—	—	(806)	—	(806)
Cumulative adjustment: unrecognized excess tax benefits	—	—	—	2,242	—	—	2,242
Other	—	—	(350)	—	—	—	(350)
Net income	—	—	—	64,945	—	354	65,299
Balance at December 31, 2017	70,777	$708	$615,662	$—	$(48,083)	$5,655	$573,942
Cash dividends on common stock	—	—	(107,112)	(3,271)	—	—	(110,383)
Shares issued under employee plan, net of forfeitures	460	5	(7)	—	—	—	(2)
Non-cash, share-based compensation	—	—	5,119	—	—	—	5,119
Purchase and retirement of common stock	(50)	(1)	(592)	—	—	—	(593)
Other comprehensive income (loss)	—	—	—	—	(5,129)	—	(5,129)
Cumulative adjustment: adoption of ASC 606	—	—	—	3,271	—	—	3,271
Net income (loss)	—	—	—	(50,834)	—	263	(50,571)
Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$(50,571)	$65,299	$15,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	432,668	291,873	174,010
Deferred income taxes	(26,008)	(126,127)	20,863
Cash distributions from wireless partnerships less than current earnings	(194)	(1,411)	(504)
Stock-based compensation expense	5,119	2,766	3,017
Amortization of deferred financing costs	4,721	17,076	3,223
Loss on extinguishment of debt	—	—	6,559
Other, net	6,066	3,208	(920)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	(2,044)	(2,607)	5,353
Income tax receivable	10,754	180	2,251
Prepaids and other assets	(12,785)	1,059	(14,282)
Accounts payable	8,359	4,968	(1,067)
Accrued expenses and other liabilities	(18,764)	(46,257)	4,534
Net cash provided by operating activities	357,321	210,027	218,233

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(862,385)	(13,422)
Purchases of property, plant and equipment, net	(244,816)	(181,185)	(125,192)
Proceeds from sale of assets	2,125	859	208
Proceeds from business dispositions	20,999	—	30,119
Proceeds from sale of investments	233	—	—
Net cash used in investing activities	(221,459)	(1,042,711)	(108,287)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	189,588	1,052,325	936,750
Payment of capital lease obligations	(12,755)	(7,933)	(2,885)
Payment on long-term debt	(207,938)	(111,337)	(943,050)
Payment of financing costs	—	(16,732)	(9,912)
Share repurchases for minimum tax withholding	(593)	(571)	(1,231)
Dividends on common stock	(110,222)	(94,138)	(78,419)
Other	—	(350)	—
Net cash provided by (used in) financing activities	(141,920)	821,264	(98,747)
Change in cash and cash equivalents	(6,058)	(11,420)	11,199
Cash and cash equivalents at beginning of period	15,657	27,077	15,878
Cash and cash equivalents at end of period	$9,599	$15,657	$27,077

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we,” “our” or “us”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a 23-state service area.

Leveraging our advanced fiber network spanning more than 37,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of December 31, 2018, we had approximately 902 thousand voice connections, 779 thousand data connections and 93 thousand video connections.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from those estimates.  Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) the determination of deferred tax asset and liability balances (Notes 1 and 10) and (iii) pension plan and other post-retirement costs and obligations (Notes 1 and 9).

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds.  The carrying amounts of our cash equivalents approximate their fair values.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due to the Company from normal business activities.  We maintain an allowance for doubtful accounts for estimated losses that result from the inability of our customers to make required payments.  The allowance for doubtful accounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings.  In addition, for larger accounts, we perform analyses of risks on a customer-specific basis.  We perform ongoing credit evaluations of our customers’ financial condition and management believes that an adequate allowance for doubtful accounts has been provided.  Uncollectible accounts are removed from accounts receivable and are charged against the allowance for doubtful accounts when internal collection efforts have been unsuccessful.  The following table summarizes the activity in allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Balance at beginning of year	$6,667	$2,813	$3,235
Provision charged to expense	8,793	7,072	2,798
Write-offs, less recoveries	(11,039)	(6,516)	(3,220)
Acquired allowance for doubtful accounts	—	3,298	—
Balance at end of year	$4,421	$6,667	$2,813

Investments

Our investments are primarily accounted for under either the equity method or at cost.  If we have the ability to exercise significant influence over the operations and financial policies of an affiliated company, the investment in the affiliated company is accounted for using the equity method.  If we do not have control and also cannot exercise significant influence, we account for these investments at our initial cost less impairment because fair value is not readily available for these investments.

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

Property, plant and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31,	December 31,	Estimated
(In thousands)	2018	2017	Useful Lives
Land and buildings	$257,208	$252,369	18	-	40	years
Central office switching and transmission	1,234,687	1,099,948	3	-	25	years
Outside plant cable, wire and fiber facilities	1,934,185	1,843,896	3	-	50	years
Furniture, fixtures and equipment	285,102	265,045	3	-	15	years
Assets under capital lease	63,016	45,135	3	-	11	years
Total plant in service	3,774,198	3,506,393
Less: accumulated depreciation and amortization	(1,953,813)	(1,598,093)
Plant in service	1,820,385	1,908,300
Construction in progress	68,325	89,144
Construction inventory	38,416	40,162
Totals	$1,927,126	$2,037,606

Construction inventory, which is stated at weighted average cost, consists primarily of network construction materials and supplies that when issued are predominately capitalized as part of new customer installations and the construction of the network.

We record depreciation using the straight-line method over estimated useful lives using either the group or unit method. The useful lives are estimated at the time the assets are acquired and are based on historical experience with similar assets, anticipated technological changes and the expected impact of our strategic operating plan on our network infrastructure.  In addition, the ranges of estimated useful lives presented above are impacted by the accounting for business combinations as the lives assigned to these acquired assets are generally much shorter than that of a newly acquired asset.  The group method is used for depreciable assets dedicated to providing regulated telecommunication services, including the majority of the network, outside plant facilities and certain support assets.  A depreciation rate for each asset group is developed based on the average useful life of the group.  The group method requires periodic revision of depreciation rates.  When an individual asset is sold or retired, the difference between the proceeds, if any, and the cost of the asset is charged or credited to accumulated depreciation, without recognition of a gain or loss.

The unit method is primarily used for buildings, furniture, fixtures and other support assets. Each asset is depreciated on the straight-line basis over its estimated useful life.  When an individual asset is sold or retired, the cost basis of the asset and related accumulated depreciation are removed from the accounts and any associated gain or loss is recognized.

Depreciation and amortization expense related to property, plant and equipment was $366.3 million, $263.8 million and $161.1 million in 2018, 2017 and 2016, respectively.  Amortization of assets under capital leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

For the 2018 assessment, we evaluated the fair value of goodwill compared to the carrying value using the qualitative approach.  The results of the qualitative approach concluded that it is more likely than not that the fair value of goodwill was greater than the carrying value as of November 30, 2018.

When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  For the 2017 assessment, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2017 and that there was no impairment of goodwill.

In measuring the fair value of our single reporting unit as previously described, we consider the fair value of our reporting unit in relation to our overall enterprise value, measured as the publicly traded stock price multiplied by the fully diluted shares outstanding plus the fair value of outstanding debt.  Our reporting unit fair value models are consistent with a range in value indicated by both the preceding three month average stock price and the stock price on the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the difference in the carrying value and fair value.  We did not recognize any goodwill impairment in 2018, 2017 or 2016 as a result of the impairment tests.

At December 31, 2018 and 2017, the carrying value of goodwill was $1,035.3 million and $1,038.0 million, respectively.  Goodwill decreased $2.8 million as a result of changes during 2018 in the initial estimates of the net assets acquired in the acquisition of FairPoint, as described in Note 3.

Trade Name

Our trade name is the federally registered mark CONSOLIDATED, a design of interlocking circles, which is used in association with our communication services.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  Trade names with indefinite useful lives are not amortized but are tested for impairment at least annually.  If facts and circumstances change relating to a trade name’s continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2018 and 2017.

For the 2018 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on the various qualitative indicators reviewed, we concluded that the fair value of the trade name continued to exceed the carrying value.  In the 2017 assessment, when we used the quantitative approach to estimate the fair value of our trade name, we used an income-based valuation approach called the relief from royalty method.  If the fair value of our trade name was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.  We perform our impairment testing of our trade name as a single unit of accounting based on their use in our single reporting unit.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, trade names of acquired companies and other intangible assets.  Finite-lived intangible assets are amortized using an accelerated amortization method or on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2018, 2017 or 2016.

The components of finite-lived intangible assets are as follows:

					December 31, 2018		December 31, 2017
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	3	-	13	years	$516,561	$(287,602)	$516,561	$(223,261)
Trade names	<1	-	2	years	2,290	(2,290)	3,390	(3,390)
Other intangible assets	1	-	5	years	5,600	(4,674)	7,380	(4,454)
Total					$524,451	$(294,566)	$527,331	$(231,105)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016 was $66.3 million, $28.0 million and $12.9 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2019	$66,132
2020	50,440
2021	39,374
2022	30,850
2023	23,963
Thereafter	19,126
Total	$229,885

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

Share-based Compensation

We recognize share-based compensation expense for all restricted stock awards (“RSAs”) and performance share awards (“PSAs”) (collectively, “stock awards”) based on the estimated fair value of the stock awards on the date of grant.  We recognize the expense associated with RSAs and PSAs on a straight-line basis over the requisite service period, which generally ranges from immediate vesting to a four-year vesting period, and account for forfeitures as they occur.  See Note 8 for additional information regarding share-based compensation.

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

We recognize the overfunded or underfunded status of our defined benefit pension and post-retirement plans as either an asset or liability in the consolidated balance sheet.  Actuarial gains and losses that arise during the year are recognized as a component of comprehensive income (loss), net of applicable income taxes, and included in accumulated other comprehensive income (loss). These gains and losses are amortized over future years as a component of the net periodic benefit cost when the net gains and losses exceed 10% of the greater of the market-related value of the plan assets or the projected benefit obligation at the beginning of the year.  The amount in excess of the corridor is amortized over the average remaining service period of participating employees expected to receive benefits under the plans.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 10 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate.  We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions and tax planning opportunities available in the jurisdictions in which we operate.  We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards.  We establish valuation allowances when necessary to reduce the carrying amount of deferred income tax assets to the amounts that we believe are more likely than not to be realized.  We evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets.  When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change when the tax law change is enacted, based on the years in which the temporary differences are expected to reverse.  As we operate in more than one state, changes in our state apportionment factors, based on operating results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities.  We record a change in tax rates in our consolidated financial statements in the period of enactment.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”, “ASC 606”, or the “new standard”), Revenue from Contracts with Customers, using the modified retrospective method for open contracts.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting practices under ASC 605 (“legacy GAAP”).

The adoption of the new standard did not result in a material impact to our systems, processes or internal controls.  The largest impact of the adoption of the new standard is related to the treatment of contract acquisition costs, which were previously expensed as incurred; however, under the new standard, these costs are now deferred and amortized over the expected customer life.  The adoption also resulted in additional disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities and deferred contract cost assets, as well as practical expedients used by the Company in applying the new five-step revenue model.  During the year ended December 31, 2018, we recorded a pre-tax cumulative effect adjustment of $4.1 million related to the adoption, which increased retained earnings.  Of this amount, $1.8 million was related to the increase in the carrying value of our partnership interests as a result of the adoption of ASC 606 by our equity method partnerships.  For a more complete discussion of our investments, refer to Note 4.

Nature of Contracts with Customers

Our revenue contracts with customers may include a promise or promises to deliver goods such as equipment and/or services such as broadband, video or voice services.  Promised goods and services are considered distinct as the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer a good or service to the customer is separately identifiable from other promises in the contract.  The Company accounts for goods and services as separate performance obligations.  Each service is considered a single performance obligation as it is providing a series of distinct services that are substantially the same and have the same pattern of transfer.

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring a good or service to the customer.  This amount is generally equal to the market price of the goods and/or services promised in the contract and may include promotional discounts.  The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees.  Conversely, nonrefundable up-front fees, such as service activation and set-up fees, are included in the transaction price.  In determining the transaction price, we consider our enforceable rights and obligations within the contract.  We do not consider the possibility of a contract being cancelled, renewed or modified.

The transaction price is allocated to each performance obligation based on the standalone selling price of the good or service, net of the related discount, as applicable.

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer as described below.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$349,413	$274,221	$202,294
Voice services	202,875	152,632	94,221
Other	56,395	33,908	12,454
	608,683	460,761	308,969
Consumer:
Broadband (VoIP and Data)	253,119	183,634	115,179
Video services	88,338	91,406	94,167
Voice services	202,032	137,696	55,834
	543,489	412,736	265,180
Equipment sales and service	—	—	43,138
Subsidies	83,371	62,272	48,362
Network access	152,582	110,196	63,750
Other products and services	10,949	13,609	13,778
Total operating revenues	$1,399,074	$1,059,574	$743,177

Services

Services revenues, with the exception of usage-based revenues, are generally billed in advance and recognized in subsequent periods when or as services are transferred to the customer.

We offer bundled service packages that consists of high-speed Internet, video and voice services including local and long distance calling, voicemail and calling features.  Each service is considered distinct and therefore accounted for as a separate performance obligation.  Service revenue is recognized over time, consistent with the transfer of service, as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs.

Usage-based services, such as per-minute long-distance service and access charges billed to other telephone carriers for originating and terminating long-distance calls in our network, are billed in arrears.  We recognize revenue from these services when or as services are transferred to the customer.

Revenue related to nonrefundable upfront fees, such as service activation and set-up fees are deferred and amortized over the expected customer life as discussed below.

Equipment

Equipment revenue is generated from the sale of voice and data communications equipment as well as design, configuration, installation and professional support services related to such equipment.  Equipment revenue generated from telecommunications systems and structured cabling projects is recognized when or as the project is completed.  Maintenance services are provided on both a contract and time and material basis and are recognized when or as services are transferred.

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

We recognize Federal Universal Service contributions on a gross basis. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Year Ended	At
(In thousands)	December 31, 2018	Adoption
Accounts receivable, net	$133,136	$121,745
Contract assets	12,128	1,804
Contract liabilities	52,966	46,368

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the year ended December 31, 2018, the Company recognized expense of $2.9 million related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the year ended December 31, 2018, the Company deferred and recognized revenues of $360.4 million and $354.2 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2018.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.
2.	Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

Financial Statement Impact of Adopting ASC 606

As described above, the change in accounting for contract acquisition costs was the largest impact to the Company upon adoption of ASC 606.  On an ongoing basis, a significant amount of commission costs, which were historically expensed as incurred, will now be deferred and amortized over the expected customer life under the new standard.  The accretive benefit to operating income in 2018 is expected to moderate in future years as the basis of the amortization builds.  For the year ended December 31, 2018, we recognized commission expense of $2.9 million under the new standard as compared to $13.2 million for the same period under legacy GAAP.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $11.4 million, $10.9 million and $8.7 million in 2018, 2017 and 2016, respectively.

Statement of Cash Flows Information

During 2018, 2017 and 2016, we made payments for interest and income taxes as follows:

(In thousands)	2018	2017	2016
Interest, net of amounts capitalized ($5,659, $1,246 and $1,152 in 2018, 2017 and 2016, respectively)	$122,422	$106,499	$69,536
Income taxes (received) paid, net	$(9,060)	$953	$(183)

In 2018, 2017 and 2016, we acquired equipment of $19.2 million, $12.8 million and $12.2 million, respectively, through capital lease agreements.

In 2017, we issued 20.1 million shares of the Company’s common stock with a market value of $431.0 million in connection with the acquisition of FairPoint as described in Note 3.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

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

Effective January 1, 2018, we adopted ASU No. 2017-09 (“ASU 2017-09”), Scope of Modification Accounting. ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, Compensation – Stock Compensation. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2017-07 (“ASU 2017-07”), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires presentation of the service cost component of net periodic benefit cost within the same income statement line item as other compensation costs arising from services rendered by relevant employees during the period, and presentation of the other cost components of net periodic benefit cost separately and outside of the income from operations subtotal. In addition, only the service cost component is eligible for capitalization. We adopted ASU 2017-07 prospectively for the capitalization of the service cost component of the net periodic benefit cost. ASU 2017-07 was applied retrospectively using the practical expedient for the presentation of the other components of net periodic benefit cost in the statement of operations and as a result, we reclassified $0.1 million and $1.4 million of expense from cost of services and products and $0.2 million and $0.6 million of expense from selling, general and administrative expenses into other, net within non-operating income (expense) for the year ended December 31, 2017 and 2016, respectively. See Note 9 for the amount of each component of net periodic pension and post-retirement benefit costs.

Effective January 1, 2018, we adopted ASU No. 2017-05 (“ASU 2017-05”), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 provides additional guidance to (i) clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers, and (ii) clarify the accounting for partial sales of nonfinancial assets. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2017-04 (“ASU 2017-04”), Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the updated guidance, the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures and is not expected to have a material impact on our testing of goodwill.

Effective January 1, 2018, we adopted ASU No. 2017-01 (“ASU 2017-01”), Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and establishes a screening process to determine whether an integrated set of assets and activities acquired is deemed the acquisition of a business or the acquisition of assets. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2016-16 (“ASU 2016-16”), Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 eliminates the existing exception prohibiting the recognition of the income tax consequences for intra-entity asset transfers until the asset has been sold to an outside party. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASU No. 2016-15 (“ASU 2016-15”), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 provides guidance on accounting for costs of implementation activities in a cloud computing arrangement that is a service contract. The new guidance should be applied either retrospectively or prospectively and is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14 (“ASU 2018-14”), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies disclosure requirements for defined benefit pension and other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirement of disclosures and adding disclosure requirements identified as relevant. The new guidance is effective retrospectively for annual periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees to align the accounting guidance for both employee and nonemployee share-based transactions. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We adopted this update as of January 1, 2019 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We adopted this update as of January 1, 2019 and did not make the optional election for reclassification of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings.

In August 2017, the FASB issued ASU Update No. 2017-12 (“ASU 2017-12”), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We adopted this update as of January 1, 2019 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 establishes a new lease accounting model for leases. Lessees will be required to recognize most leases on their balance sheets but lease expense will be recognized on the income statement in a manner similar to existing requirements. ASU 2016-02 is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), Leases: Targeted Improvements, which provides an additional (and optional) transition method for adopting the new lease standard. Under this transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative effect adjustment to opening retained earnings in the period of adoption. Previously reported results will not be restated under this transition method.

Effective January 1, 2019, we adopted ASU 2016-02 using the optional transition method. The Company has implemented new processes and internal controls to meet the accounting, reporting and disclosure requirements of the new lease standard upon adoption. As part of the adoption, we elected the package of practical expedients permitted under the new lease standard, which among other things, allows us to carry forward the historical lease classification. We also elected the practical expedient to combine lease and non-lease components, as well as the practical expedient related to land easements, which allows us to carry forward our accounting treatment for land easements in existing agreements.

The adoption of the new lease standard will result in the recognition of right-of-use (“ROU”) assets and lease liabilities for historical operating leases, while our accounting for historical capital leases will remain substantially unchanged. Based on information currently available, we estimate that the adoption will result in the recognition of additional ROU assets and lease liabilities of approximately $28.0 million to $33.0 million. We do not believe the new lease standard will have an impact on our liquidity or debt-covenant compliance under our current agreements.

Reclassifications

Certain amounts in our 2017 and 2016 consolidated financial statements have been reclassified to conform to the current year presentation.  In accordance with the adoption of ASU 2017-07, as described above, net periodic benefit costs excluding the service cost component were reclassified from operating expense to non-operating income (expense) in our consolidated statement of operations.

2.EARNINGS PER SHARE

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

(In thousands, except per share amounts)	2018	2017	2016
Net income (loss)	$(50,571)	$65,299	$15,196
Less: net income attributable to noncontrolling interest	263	354	265
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(50,834)	64,945	14,931
Less: earnings allocated to participating securities	810	362	524
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(51,644)	$64,583	$14,407

Weighted-average number of common shares outstanding	70,613	60,373	50,301

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.73)	$1.07	$0.29

Diluted EPS attributable to common shareholders excludes 0.5 million shares for the year ended December 31, 2018, and 0.3 million shares for each of the years ended December 31, 2017 and 2016, that could be issued under our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect.

3.ACQUISITIONS AND DIVESTITURES

Acquisitions

FairPoint Communications, Inc.

On July 3, 2017, we completed the Merger with FairPoint and acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory.  FairPoint owns and operates a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The acquisition reflects our strategy to diversify revenue and cash flows amongst multiple products and to expand our network to new markets.

At the effective time of the Merger, each share of common stock of FairPoint issued and outstanding immediately prior to the effective time of the Merger converted into and became the right to receive 0.7300 shares of common stock of Consolidated and cash in lieu of fractional shares, pursuant to the terms of the Merger Agreement.  Based on the closing price of our common stock on the last complete trading day prior to the effective date of the Merger, the total value of the consideration exchanged was $431.0 million, exclusive of debt repaid by the Company on behalf of FairPoint of approximately $919.3 million.  On the date of the Merger, we issued an aggregate total of 20.1 million shares of our common stock to the former FairPoint stockholders and we assumed approximately 2,615,153 outstanding warrants, each eligible to purchase one share of the Company’s common stock at an exercise price of $66.86 per share, subject to adjustment in accordance with the warrant agreement.  On January 24, 2018, all of the warrants expired in accordance with their terms without being exercised.

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

The valuation of the net assets acquired was finalized during the quarter ended September 30, 2018.  During 2018, we made certain adjustments to the fair value of the identifiable assets acquired and liabilities assumed which resulted in an increase in working capital of $9.4 million and long-term liabilities of $2.4 million and decreases in property, plant and equipment of $6.6 million and deferred income taxes of $2.4 million.  The net impact of the adjustments increased net assets acquired and decreased goodwill by $2.8 million. There was no impact to the income statement for the year ended December 31, 2018 as a result of these adjustments.

Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy and the synergies expected to be realized from the acquisition.  Amortization of goodwill is not deductible for income tax purposes.

The identifiable intangible assets acquired consisted of customer relationships of $300.3 million, a tradename of $1.1 million and a non-compete agreement of $1.8 million.  The intangible assets were valued using an income based approach (Level 3 inputs) that utilized the multi-period earnings method for customer relationships, the relief from royalty method for the tradename and the with and without method for the non-compete agreement.  The customer relationships are being amortized using an accelerated amortization method over their preliminary estimated useful lives of seven to eleven years depending on the nature of the customer.  The tradename and non-compete agreement were amortized using the straight-line method over their estimated useful lives of six months and one year, respectively.

As discussed in the “Divestitures” section below, we committed to a formal plan to sell certain assets of FairPoint and these assets were classified as held for sale at the acquisition date.  In connection with the classification as assets held for sale at the acquisition date, the carrying value of these assets was recorded at their estimated fair value of approximately $20.4 million, which was determined based on the estimated selling price less costs to sell. The sale of these assets was completed on July 31, 2018.

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

(Unaudited; in thousands, except per share amounts)	2017	2016
Operating revenues	$1,460,620	$1,567,620
Income from operations	$60,926	$70,291
Net income	$91,131	$111,723
Less: net income attributable to noncontrolling interest	354	265
Net income attributable to common stockholders	$90,777	$111,458

Net income per common share-basic and diluted	$1.29	$1.58

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

Divestitures

In August 2017, we entered into a letter of intent to sell all of the issued and outstanding stock of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company, (collectively, “Peoples”), which were acquired as part of the acquisition of FairPoint.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  As of the FairPoint acquisition date, the net assets to be sold were classified as held for sale in the consolidated balance sheet.  The estimated fair value of the net assets held for sale was determined based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy at December 31, 2017.  The sale of Peoples has not been reported as discontinued operations in the consolidated statements of operations as the annual revenue of these operations is less than 1% of the consolidated operating revenues.

The sale of Peoples was completed on July 31, 2018 for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  During the year ended December 31, 2018, we recognized a loss of $0.2 million on the sale, net of selling costs, which is included in selling, general and administrative expense in the consolidated statement of operations.  We recognized a taxable gain on the transaction resulting in current income tax expense of $0.8 million during the year ended December 31, 2018 to reflect the tax impact of the divestiture.

At July 31, 2018, the major classes of assets and liabilities sold consisted of the following:

(In thousands)
Current assets	$219
Property, plant and equipment	4,749
Goodwill	16,098
Total assets	$21,066

Current liabilities	$209
Deferred taxes	148
Total liabilities	$357

On December 6, 2016, we completed the sale of substantially all of the assets of the Company’s Enterprise Services equipment and IT Services business (“EIS”) to ePlus Technology inc. (“ePlus”) for cash proceeds of $9.2 million net of a customary working capital adjustment.  As part of the transaction, we entered into a Co-Marketing Agreement with ePlus, a nationwide systems integrator of technology solutions, to cross-sell both broadband network services and IT services from December 2016 through November 2018.  During the year ended December 31, 2016, we recognized a gain of $0.6 million on the sale, net of selling costs, which is included in other, net in the consolidated statement of operations.

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

4.INVESTMENTS

Our investments are as follows:

(In thousands)	2018	2017
Cash surrender value of life insurance policies	$2,371	$2,272
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	9,051	9,105
Other	298	343
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	17,800	17,375
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,786	7,300
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	29,147	28,063
Totals	$110,853	$108,858

Investments at Cost

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  It is not practicable to estimate fair value of these investments.  We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any (there were none during the periods presented).  We record distributions received from these investments as investment income in non-operating income (expense).  In 2018, 2017 and 2016, we received cash distributions from these partnerships totaling $17.3 million, $12.8 million and $12.9 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the year ended December 31, 2018.  In 2018, 2017 and 2016, we received cash distributions from these partnerships totaling $21.8 million, $17.2 million and $19.2 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million as of December 31, 2018 and 2017.

The combined unaudited results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2018	2017	2016
Total revenues	$346,251	$350,611	$334,421
Income from operations	100,571	104,973	97,075
Net income before taxes	99,408	103,497	95,473
Net income	99,408	103,497	95,473

Current assets	$75,040	$78,782	$64,083
Non-current assets	103,996	95,959	89,651
Current liabilities	24,719	22,472	21,985
Non-current liabilities	51,840	51,463	51,836
Partnership equity	102,478	100,806	79,913

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

Our interest rate swap assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 were as follows:

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$2,465	$—	$2,465	$—
Long-term interest rate swap assets	1,524	—	1,524	—
Long-term interest rate swap liabilities	(6,647)	—	(6,647)	—
Total	$(2,658)	$—	$(2,658)	$—

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$1,256	$—	$1,256	$—
Current interest rate swap liabilities	(27)	—	(27)	—
Long-term interest rate swap liabilities	(1,761)	—	(1,761)	—
Total	$(532)	$—	$(532)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities or variable-rate nature of the respective balances.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2018 and 2017.

	As of December 31, 2018		As of December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$54,733	n/a	$52,738	n/a
Investments, at cost	$53,749	n/a	$53,848	n/a
Long-term debt, excluding capital leases	$2,315,077	$2,155,127	$2,331,400	$2,253,545

Cost & Equity Method Investments

Our investments at December 31, 2018 and 2017 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Senior secured credit facility:
Term loans, net of discounts of $6,994 and $8,344 at December 31, 2018 and 2017, respectively	$1,796,068	$1,813,069
Revolving loan	22,000	22,000
6.50% Senior notes due 2022, net of discount of $2,991 and $3,669 at December 31, 2018 and 2017, respectively	497,009	496,331
Capital leases	30,362	23,890
	2,345,439	2,355,290
Less: current portion of long-term debt and capital leases	(30,468)	(29,696)
Less: deferred debt issuance costs	(11,386)	(14,080)
Total long-term debt	$2,303,585	$2,311,514

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2018, the borrowing margin for the next three month period ending March 31, 2019 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2018, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  At December 31, 2017, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $17.0 million and alternate base rate borrowings of $5.0 million.  Stand-by letters of credit of $16.2 million were outstanding under our revolving credit facility as of December 31, 2018.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2018, $71.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.54% and 4.58% at December 31, 2018 and 2017, respectively.  Interest is payable at least quarterly.

2016 Amendment to the Credit Agreement

In connection with entering into the restated Credit Agreement in October 2016, we incurred a loss on the extinguishment of debt of $6.6 million during the year ended December 31, 2016 related to the repayment of the outstanding term loan under the previous credit agreement which was scheduled to mature in December 2020.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of December 31, 2018, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of December 31, 2018, and including the $27.6 million dividend declared in October 2018 and paid on February 1, 2019, we had $322.2 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter, is greater than 5.10:1.00, we will be required to suspend dividends on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions, or make other investments.  During any dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2018, our total net leverage ratio under the Credit Agreement was 4.37:1.00, and our interest coverage ratio was 3.99:1.00.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions but not yet reflected in historical results.  At December 31, 2018, this ratio was 4.43:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $543.7 million have been paid since May 30, 2012, including the quarterly dividend declared in October 2018 and paid on February 1, 2019, there was $1,102.0 million of the $1,645.8 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends at December 31, 2018.  At December 31, 2018, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Future Maturities of Debt

At December 31, 2018, the aggregate maturities of our long-term debt excluding capital leases were as follows:

(In thousands)
2019	$18,350
2020	18,350
2021	40,350
2022	518,350
2023	1,729,662
Total maturities	2,325,062
Less: Unamortized discount	(9,985)
$2,315,077

See Note 11 regarding the future maturities of our obligations for capital leases.

7.DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt obligations under the Credit Agreement.  Derivative financial instruments are recorded at fair value in our consolidated balance sheet.

The following interest rate swaps were outstanding at December 31, 2018:

	Notional
(In thousands)	Amount	2018 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$650,000	Prepaid expenses and other current assets	$2,465
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other assets	1,524
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(5,698)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(949)
Total Fair Values			$(2,658)

Our interest rate swap agreements mature on various dates between September 2019 and July 2023.  The forward-starting interest rate swap agreements, each with a term of one year, become effective in July 2019 and July 2020.

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

In 2018, we entered into an interest rate swap agreement with a notional value of $500.0 million and a term of five years.  The interest rate swap agreement was designated as a cash flow hedge at inception.  On March 12, 2018, we completed a syndication of a portion of the $500.0 million interest rate swap agreement with five new counterparties.  On the date of the syndication, the interest rate swap agreements were de-designated due to changes in critical terms as a result of the syndication.  Prior to de-designation, the effective portion of the change in fair value of the interest rate swap was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the interest rate swap agreements. In April 2018, the interest rate swap agreements were re-designated as a cash flow hedge.  Changes in fair value of the de-designated swaps were immediately recognized in earnings as interest expense prior to the re-designation date.  During the year ended December 31, 2018, a loss of $2.5 million was recognized in interest expense for the change in fair value of the de-designated swaps.

At December 31, 2018 and 2017, the pre-tax unrealized gains related to our interest rate swap agreements included in AOCI were $3.2 million and $0.6 million, respectively.  The estimated amount of deferred pre-tax gains included in AOCI as of December 31, 2018 that will be recognized in earnings as interest expense in the next twelve months is approximately $1.5 million.

The following table presents the effect of interest rate derivatives designated as cash flow hedges on AOCI and on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Unrealized loss recognized in AOCI, pretax	$(935)	$(411)	$(469)
Deferred losses reclassified from AOCI to interest expense	$(3,467)	$(1,246)	$(1,352)
Gain (loss) recognized in interest expense from ineffectiveness	$649	$(121)	$242

8.EQUITY

Dividends

Our Board of Directors declared quarterly dividends of approximately $0.38738 per share during 2018.  On February 18, 2019, the Board of Directors declared a dividend of approximately $0.38738 per share, payable on May 1, 2019 to stockholders of record on April 15, 2019.  At this time, we anticipate continuing our current dividend policy, which pays quarterly dividends of approximately $0.38738 per share.  Future dividend payments are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.  Dividends on our common stock are not cumulative.

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

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2018	Fair Value	2017	Fair Value	2016	Fair Value
RSAs Granted	478,210	$12.45	124,100	$23.12	100,040	$23.95
PSAs Granted	—	$—	36,982	$23.27	94,066	$20.86
Total	478,210		161,082		194,106

The following table summarizes the RSA and PSA activity during the year ended December 31, 2018:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - January 1, 2018	102,181	$23.32	77,528	$21.46
Shares granted	478,210	$12.45	—	$—
Shares vested	(223,604)	$14.43	(40,304)	$21.00
Shares forfeited, cancelled or retired	(18,016)	$14.66	(1,598)	$21.53
Non-vested shares outstanding - December 31, 2018	338,771	$14.31	35,626	$21.97

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2018, 2017 and 2016 was $4.1 million, $3.4 million and $3.4 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Restricted stock	$3,249	$1,986	$2,088
Performance shares	1,870	780	929
Total	$5,119	$2,766	$3,017

Income tax benefits related to share-based compensation of approximately $1.3 million, $1.1 million and $1.2 million were recorded for the years ended December 31, 2018, 2017 and 2016, respectively.  Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2018, total unrecognized compensation cost related to non-vested RSAs and PSAs was $9.0 million and will be recognized over a weighted-average period of approximately 1.8 years.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component during 2018 and 2017:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2016	$(47,150)	$(127)	$(47,277)
Other comprehensive loss before reclassifications	(4,467)	(250)	(4,717)
Amounts reclassified from accumulated other comprehensive loss	3,153	758	3,911
Net current period other comprehensive loss	(1,314)	508	(806)
Balance at December 31, 2017	$(48,464)	$381	$(48,083)
Other comprehensive loss before reclassifications	(10,835)	(691)	(11,526)
Amounts reclassified from accumulated other comprehensive loss	3,785	2,612	6,397
Net current period other comprehensive income (loss)	(7,050)	1,921	(5,129)
Balance at December 31, 2018	$(55,514)	$2,302	$(53,212)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2018 and 2017:

	Amount Reclassified from AOCI
	Year Ended December 31,		Affected Line Item in the
(In thousands)	2018	2017	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$(163)	$837	(a)
Actuarial loss	(6,054)	(6,071)	(a)
Plan curtailment	1,156	—	(a)
Settlement loss	(94)	—	(a)
	(5,155)	(5,234)	Total before tax
	1,370	2,081	Tax benefit
	$(3,785)	$(3,153)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(3,467)	$(1,246)	Interest expense
	855	488	Tax benefit
	$(2,612)	$(758)	Net of tax

(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 9 for additional details.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Pension Plans as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Change in benefit obligation
Benefit obligation at the beginning of the year	$777,987	$350,392
Service cost	5,809	3,055
Interest cost	28,870	21,882
Actuarial loss (gain)	(67,558)	41,232
Benefits paid	(30,870)	(26,099)
Acquisition	—	390,269
Plan amendments	1,216	—
Plan curtailment	(1)	(27)
Plan settlement	(3,279)	(2,717)
Benefit obligation at the end of the year	$712,174	$777,987

(In thousands)	2018	2017
Change in plan assets
Fair value of plan assets at the beginning of the year	$552,240	$263,733
Employer contributions	26,200	12,533
Actual return on plan assets	(44,500)	60,785
Benefits paid	(30,870)	(26,099)
Acquisition	—	244,005
Plan settlement	(3,279)	(2,717)
Fair value of plan assets at the end of the year	$499,791	$552,240
Funded status at year end	$(212,383)	$(225,747)

Amounts recognized in the consolidated balance sheets at December 31, 2018 and 2017 consisted of:

(In thousands)	2018	2017
Current liabilities	$(243)	$(243)
Long-term liabilities	$(212,140)	$(225,504)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 consisted of:

(In thousands)	2018	2017
Unamortized prior service cost (credit)	$1,175	$(1,401)
Unamortized net actuarial loss	95,362	85,984
	$96,537	$84,583

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Service cost	$5,809	$3,055	$343
Interest cost	28,870	21,882	16,291
Expected return on plan assets	(38,640)	(28,459)	(20,635)
Amortization of:
Net actuarial loss	6,110	6,244	5,423
Prior service credit	(204)	(316)	(458)
Plan curtailment	(1,156)	(1,337)	—
Plan settlement	94	17	—
Net periodic pension cost	$883	$1,086	$964

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

In 2018 and 2017, the Retirement Plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements. As a result of these amendments, we recognized a pre-tax curtailment gain of $1.2 million and $1.3 million as a component of net periodic pension cost during the years ended December 31, 2018 and 2017, respectively.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2018 and 2017:

(In thousands)	2018	2017
Actuarial loss, net	$15,583	$8,906
Recognized actuarial loss	(6,111)	(6,272)
Prior service cost	1,216	—
Recognized prior service credit	204	316
Plan curtailment	1,156	1,337
Plan settlement	(94)	(17)
Total amount recognized in other comprehensive loss, before tax effects	$11,954	$4,270

The estimated net actuarial loss and net prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic pension cost in 2019 is $2.8 million and $0.1 million, respectively.

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Discount rate - net periodic benefit cost	3.75%	4.02%	4.76%
Discount rate - benefit obligation	4.39%	3.75%	4.27%
Expected long-term rate of return on plan assets	7.03%	7.23%	7.75%
Rate of compensation/salary increase	2.50%	2.39%	1.75%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.  The net present value of the remaining obligations was approximately $1.6 million and $1.9 million at December 31, 2018 and 2017, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.4 million and $2.3 million at December 31, 2018 and 2017, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $7.0 million as of December 31, 2018 and 2017.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2018 and 2017:

(In thousands)	2018	2017
Change in benefit obligation
Benefit obligation at the beginning of the year	$116,970	$46,318
Service cost	405	498
Interest cost	4,128	3,034
Plan participant contributions	384	456
Actuarial gain	(8,517)	(2,815)
Benefits paid	(10,130)	(6,934)
Plan amendments	6,662	—
Acquisition	—	76,413
Benefit obligation at the end of the year	$109,902	$116,970

(In thousands)	2018	2017
Change in plan assets
Fair value of plan assets at the beginning of the year	$2,484	$2,286
Employer contributions	9,746	6,478
Plan participant’s contributions	384	456
Actual return on plan assets	307	198
Benefits paid	(10,130)	(6,934)
Fair value of plan assets at the end of the year	$2,791	$2,484
Funded status at year end	$(107,111)	$(114,486)

Amounts recognized in the consolidated balance sheets at December 31, 2018 and 2017 consist of:

(In thousands)	2018	2017
Current liabilities	$(6,594)	$(7,515)
Long-term liabilities	$(100,517)	$(106,971)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 consist of:

(In thousands)	2018	2017
Unamortized prior service cost (credit)	$2,200	$(4,095)
Unamortized net actuarial loss gain	(10,396)	(1,770)
	$(8,196)	$(5,865)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Service cost	$405	$498	$602
Interest cost	4,128	3,034	2,019
Expected return on plan assets	(142)	(113)	(148)
Amortization of:
Net actuarial gain	(56)	(173)	—
Prior service cost (credit)	367	(521)	(521)
Net periodic postretirement benefit cost	$4,702	$2,725	$1,952

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

Our Post-retirement Plans were amended as a result of new collective bargaining agreements ratified in 2018, which resulted in an increase in our post-retirement benefit obligation of $6.7 million and net periodic post-retirement benefit cost of approximately $1.4 million during the year ended December 31, 2018.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2018 and 2017:

(In thousands)	2018	2017
Actuarial gain, net	$(8,682)	$(2,899)
Recognized actuarial gain	56	173
Prior service cost	6,662	—
Recognized prior service (cost) credit	(367)	521
Total amount recognized in other comprehensive loss, before tax effects	$(2,331)	$(2,205)

The estimated net actuarial gain and net prior service cost that will be amortized from accumulated other comprehensive loss in net periodic postretirement cost in 2019 is approximately $(0.4) million and $3.1 million,  respectively.

The weighted-average discount rate assumptions utilized for the years ended December 31 were as follows:

	2018	2017	2016
Net periodic benefit cost	3.62%	3.96%	4.61%
Benefit obligation	4.35%	3.67%	4.12%

For purposes of determining the cost and obligation for post-retirement medical benefits, a 7.00% healthcare cost trend rate was assumed for the plan in 2018, declining to the ultimate trend rate of 5.00% in 2023.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$137	$(127)
Effect on postretirement benefit obligation	$2,324	$(2,281)

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

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2018 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2018.

Common and Preferred Stocks:  Includes domestic and international common and preferred stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded.

Mutual Funds:  Valued at the closing price reported on the active market on which the funds are traded.

U.S. Treasury and Government Agency Securities:  Valued at the closing price reported on the active market on which the individual securities are traded (Level 1).  Government issued mortgage-backed securities are valued based on external pricing indices (Level 2).

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

The fair values of our assets for our defined benefit pension plans at December 31, 2018 and 2017, by asset category were as follows:

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,107	$15,107	$—	$—
Equities:
Stocks:
U.S. common stocks	46,830	46,830	—	—
International stocks	9,656	9,656	—	—
Funds:
U.S. small cap	7,222	7,222	—	—
U.S. mid cap	30,752	30,752	—	—
U.S. large cap	51,847	51,847	—	—
Emerging markets	15,954	15,954	—	—
International	81,398	81,398	—	—
Fixed Income:
U.S. treasury and government agency securities	25,616	25,616	—	—
Corporate and municipal bonds	36,700	—	36,700	—
Mortgage/asset-backed securities	8,733	—	8,733	—
Mutual funds	10,763	10,763	—	—
Total plan assets in the fair value hierarchy	340,578	$295,145	$45,433	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	10,275
Equities:
U.S. small cap	10,391
U.S. large cap	11,268
Emerging markets	8,739
International	15,361
Fixed Income	103,345
Total plan assets	499,957
Other liabilities (3)	(166)
Net plan assets	$499,791

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$10,383	$10,383	$—	$—
Equities:
Stocks:
U.S. common stocks	62,088	62,088	—	—
International stocks	12,310	12,310	—	—
Funds:
U.S. small cap	5,874	5,874	—	—
U.S. mid cap	36,306	36,306	—	—
U.S. large cap	45,427	45,427	—	—
Emerging markets	18,736	18,736	—	—
International	104,403	104,403	—	—
Fixed Income:
U.S. treasury and government agency securities	27,192	27,190	2	—
Corporate and municipal bonds	37,069	—	37,069	—
Mortgage/asset-backed securities	9,024	—	9,024	—
Mutual funds	12,140	12,140	—	—
Total plan assets in the fair value hierarchy	380,952	$334,857	$46,095	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	11,037
Equities:
U.S. small cap	11,862
U.S. large cap	14,126
Emerging markets	10,669
International	19,480
Fixed Income	104,282
Total plan assets	552,408
Other liabilities (3)	(168)
Net plan assets	$552,240

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

(3)	Net amount due for securities purchased and sold.

The fair values of our assets for our post-retirement benefit plans at December 31, 2018 and 2017 were as follows:

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4	$4	$—	$—
Equities:
U.S. common stocks	240	240	—	—
International stocks	83	83	—	—
Funds:
U.S. mid cap	75	75	—
U.S. large cap	74	74	—	—
Emerging markets	188	188	—	—
International	449	449	—	—
Total plan assets in the fair value hierarchy	1,113	$1,113	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	61
Equities:
U.S. small cap	123
U.S. large cap	133
Emerging markets	103
International	181
Fixed Income	1,220
Total plan assets	2,934
Benefit payments payable	(141)
Other liabilities (3)	(2)
Net plan assets	$2,791

		As of December 31, 2017
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4	$4	$—	$—
Equities:
U.S. common stocks	242	242	—	—
International stocks	76	76	—	—
Funds:
U.S. mid cap	92	92	—	—
U.S. large cap	73	73	—	—
Emerging markets	176	176	—	—
International	487	487	—	—
Total plan assets in the fair value hierarchy	1,150	$1,150	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	56
Equities:
U.S. small cap	111
U.S. large cap	132
Emerging markets	100
International	183
Fixed Income	978
Total plan assets	2,710
Benefit payments payable	(225)
Other liabilities (3)	(1)
Net plan assets	$2,484

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

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $26.3 million to our Pension Plans and $9.5 million to our other post-retirement plans in 2019.

Estimated Future Benefit Payments

As of December 31, 2018, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2019	$34,255	$9,526
2020	35,836	9,407
2021	36,574	9,374
2022	37,718	9,183
2023	38,444	8,718
2024 - 2028	206,600	36,862

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $13.7 million, $9.6 million and $6.5 million in 2018, 2017 and 2016, respectively.  The increase in 2018 and 2017 is attributable to the acquisition of FairPoint which accounted for $7.6 million and $3.8 million, respectively, of the total expense.

10.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2018	2017	2016

Current:
Federal	$247	$1,055	$1,390
State	1,634	145	709
Total current expense	1,881	1,200	2,099

Deferred:
Federal	(17,248)	(141,726)	20,087
State	(8,760)	15,599	776
Total deferred expense (benefit)	(26,008)	(126,127)	20,863
Total income tax expense (benefit)	$(24,127)	$(124,927)	$22,962

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended
(In percentages)	2018	2017	2016

Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2	4.1	2.9
Transaction costs	-	(5.8)	—
Other permanent differences	(0.9)	0.2	0.9
Change in deferred tax rate	3.7	(9.1)	(4.0)
Change in deferred tax rate - Federal Tax Reform	6.9	189.4	—
Valuation allowance	(2.3)	(4.3)	1.6
Provision to return	0.5	—	0.3
Sale of stock in subsidiary	(1.0)	—	19.1
Non deductible goodwill	-	—	3.8
Acquisition related	(1.3)	—	—
Other	0.5	—	0.6
	32.3%	209.5%	60.2%

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2018	2017

Non-current deferred tax assets:
Reserve for uncollectible accounts	$1,164	$1,757
Accrued vacation pay deducted when paid	4,371	4,594
Accrued expenses and deferred revenue	12,848	12,256
Net operating loss carryforwards	81,368	83,278
Pension and postretirement obligations	84,786	91,311
Share-based compensation	9	—
Derivative instruments	(825)	(164)
Financing costs	189	199
Tax credit carryforwards	6,411	10,112
	190,321	203,343
Valuation allowance	(9,158)	(8,103)
Net non-current deferred tax assets	181,163	195,240

Non-current deferred tax liabilities:
Goodwill and other intangibles	(82,992)	(99,460)
Basis in investment	(12)	140
Partnership investments	(14,425)	(14,645)
Property, plant and equipment	(267,154)	(285,996)
Other	(4,709)	(4,999)
	(369,292)	(404,960)
Net non-current deferred taxes	$(188,129)	$(209,720)

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law on December 22, 2017, making significant changes to the U.S. tax law. The new tax legislation contains several key tax provisions including, but not limited to, a reduction of the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, as well as other changes including acceleration of expensing of certain business assets acquired and placed in service after September 27, 2017, limitation of the tax deductibility of interest expense, and reductions in the amount of executive pay that could qualify as a tax deduction. The Company recorded a provisional non-cash tax benefit estimate of $112.9 million (corresponding federal and state impact is $(123.0) million and $10.1 million, respectively) as a reduction in income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.  This provisional income tax benefit reflected the impact of re-measurement of the Company’s deferred tax assets and liabilities to the enacted tax rate at which the balances are expected to reverse. In addition, the Company recorded valuation allowances of $0.9 million against state NOL and state tax credit carryforwards that we no longer expect to be able to realize based upon the Tax Act and new information evaluated in the fourth quarter of 2017.

ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Tax Act currently available which resulted in an additional SAB 118 tax benefit of $0.8 million in the fourth quarter of 2018 and a total tax benefit of $5.2 million for the year ended December 31, 2018. The total tax provision benefit related to adjustments to the re-measurement of certain deferred tax assets and liabilities.

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

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2018 of $287.0 million and related deferred tax assets of $60.3 million.  The Tax Act permits NOL’s for tax years beginning after December 31, 2017 to be carried forward indefinitely. The federal NOL carryforwards for the prior tax years expire in 2026 to 2036.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2018 of $1.2 million and related deferred tax assets of $0.3 million. The Tax Act permits NOL’s for tax years beginning after December 31, 2017 to be carried forward indefinitely. ETFL’s federal NOL carryforwards for the prior tax years expire in 2021 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2018 of $727.3 million and related deferred tax assets of $20.8 million.  The state NOL carryforwards expire from 2019 to 2037. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $107.9 million and related deferred tax asset of $7.5 million and has placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2019 to 2037.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available federal alternative minimum tax (“AMT”) credit carryforwards as of December 31, 2018 of $3.0 million.  The enacted Tax Act repeals the AMT regime for tax years beginning after December 31, 2017.  The remaining AMT credit carryforward will be fully refundable to the Company in future tax years based on the provisions of the Tax Act.

We estimate that we have available state tax credit carryforwards as of December 31, 2018 of $8.1 million and related deferred tax assets of $6.4 million.  The state tax credit carryforwards are limited annually and expire from 2019 to 2028.  Management believes that it is more likely than not that we will not be able to realize state tax carryforwards of $2.1 million and related deferred tax asset of $1.7 million and has placed a valuation allowance on this amount.  The related state tax credit carryforwards expire from 2019 to 2023.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

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

Our unrecognized tax benefits as of December 31, 2018 and 2017 were $4.9 million and $4.3 million, respectively.  The net increase of $0.6 million to unrecognized tax benefits in 2018 was primarily due to the acquisition of FairPoint of which $0.3 million was recorded in purchase accounting.  There were no material effects on the Company’s effective tax rate.  The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $4.7 million in 2018 compared to $4.1 million in 2017.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and general and administrative expense, respectively.  During 2018 and 2017, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months. The net increase of $0.6 million to unrecognized tax benefits in 2018 was primarily due to the acquisition of FairPoint. There were no material effects on the Company’s effective tax rate.

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2018 and 2017:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2018	2017

Balance at January 1	$4,296	$64
Additions for tax positions related to FairPoint acquisition	637	4,296
Reduction for tax positions of prior years	—	(64)
Balance at December 31	$4,933	$4,296

11.COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements to secure future rights to goods and services to be used in the normal course of our operations. These include purchase commitments for planned capital expenditures, agreements securing dedicated access and transport services, and service and support agreements.

As of December 31, 2018, future minimum contractual obligations, including capital and non-cancelable operating leases, and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease agreements	$11,663	$8,640	$5,675	$3,821	$2,282	$8,268	$40,349
Capital lease agreements	12,118	7,201	2,706	1,968	981	5,388	30,362
Capital expenditures (1)	5,904	—	—	—	—	—	5,904
Service and support agreements (2)	25,886	20,469	9,812	7,474	6,824	398	70,863
Transport and data connectivity	16,099	12,132	9,443	7,789	5,494	5,887	56,844
Total	$71,670	$48,442	$27,636	$21,052	$15,581	$19,941	$204,322

(1)	We have binding commitments with numerous suppliers for future capital expenditures.
(2)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.

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

Rent expense, including payments under operating leases, was $32.2 million, $23.7 million and $12.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Capital Leases

We lease certain facilities and equipment under various capital leases which expire between 2019 and 2027.  As of December 31, 2018, the present value of the minimum remaining lease commitments was approximately $30.4 million, of which $12.1 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $36.0 million as of December 31, 2018, of which $2.0 million will be paid to LATEL LLC, a related party entity.  See Note 12 for information regarding the capital leases we have entered into with related parties.

Litigation, Regulatory Proceedings and Other Contingencies

Local Switching Support

In 2015, FairPoint filed a petition (the “Petition”) with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen Local Switching Support (“LSS”) from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return Incumbent Local Exchange Carriers (“ILECs”) that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.  This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 is approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the year ended December 31, 2018, we recognized subsidies revenue of $7.2 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

 Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively “Verizon”) filed lawsuits against certain entities of the Company including FairPoint, and many other Local Exchange Carriers (collectively, “LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from these LECs through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $4.8 million and cover periods dating back as far as 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “U.S. District Court”).

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

On July 17, 2018, the U.S. District Court entered a judgment of $0.7 million in favor of our Consolidated LEC entities and against Level 3.  Level 3 filed a notice of appeal of this judgment with the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) on July 24, 2018.  On August 15, 2018, the U.S. District Court entered a judgment of over $1.2 million in favor of our FairPoint LEC entities and against Level 3.  Level 3 filed a notice of appeal of this judgment with the Fifth Circuit on August 20, 2018.  On September 21, 2018, our Consolidated and FairPoint LECs entered into a settlement agreement with Level 3 to resolve the dispute with respect to all past-due amounts at issue in the litigation.  The settlement did not result in a material impact to our financial statements.  As part of the settlement, the parties filed on October 18, 2018 joint stipulations to dismiss with prejudice the related Consolidated and FairPoint LECs’ complaints against Level 3 with the U.S. District Court and a joint motion to voluntarily dismiss the Level 3 appeal against our Consolidated and FairPoint LECs with the Fifth Circuit.  The Fifth Circuit granted this motion on October 25, 2018 by dismissing the Level 3 appeal.

Formal judgments were entered in the Verizon and Sprint cases on June 7, 2018.  Verizon and Sprint filed notices of appeal of these judgments with the Fifth Circuit on June 28 and June 29, 2018, respectively.  Those appeals remain pending.  Absent a decision by an appellate court that overturns these orders, it could be difficult for Sprint or Verizon to succeed on its claims against us.  Therefore, we do not expect any potential settlement or judgment to have a material adverse impact on our financial results or cash flows.

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years of 2008 through 2016.  For our CCES and CCPA subsidiaries, the total additional tax liability calculated by the DOR auditors for the tax years 2008 through 2016, including interest, is approximately $6.2 million and $7.5 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals for the tax years 2008 through 2016, contesting these audit assessments.  These cases remain pending and are in various stages of appeal.

In May 2017, we entered into an agreement to guarantee any potential liability to the DOR up to $5.0 million.  We believe that certain of the DOR’s findings regarding the Company’s additional tax liability for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at a reduced tax liability of the total assessed tax liability under dispute for the tax years 2008 through 2013.  The settlement offers are currently under review and subject to negotiation with the Commonwealth of Pennsylvania.  The Commonwealth Court of Pennsylvania has imposed a deadline in March 2019 for the parties to reach an agreement and file stipulations for judgment.  While we continue to believe a settlement of all disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

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

12.RELATED PARTY TRANSACTIONS

Capital Leases

Richard A. Lumpkin, a member of our Board of Directors, together with his family, beneficially owned 37.0% of Agracel, Inc. (“Agracel”), a real estate investment company, at December 31, 2018 and 2017.  Mr. Lumpkin also is a director of Agracel. Agracel is the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 68.5% beneficial ownership of LATEL at December 31, 2018 and 2017.

As of December 31, 2018, we had three capital lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).  We have accounted for these leases as capital leases in accordance with ASC Topic 840, Leases, and have capitalized the lower of the present value of the future minimum lease payments or their fair value.  The capital lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes.  Each of the three lease agreements have a maturity date of May 31, 2021 and each have two five-year options to extend the terms of the lease after the initial expiration date.  We are required to pay LATEL approximately $7.9 million over the terms of the lease agreements.  The carrying value of the capital leases at December 31, 2018 and 2017 was approximately $1.7 million and $2.2 million, respectively.  We recognized $0.3 million in interest expense in each of 2018 and 2017 and $0.4 million in interest expense in 2016 and amortization expense of $0.4 million in 2018, 2017 and 2016 related to the capitalized leases.

Long-Term Debt

In September 2014, $5.0 million of the Senior Notes were sold to a trust, the beneficiary of which is a member of the Company’s Board of Directors and we recognized approximately $0.3 million in each of 2018, 2017 and 2016 in interest expense for the Senior Notes purchased by the related party.

Other Services

Mr. Lumpkin also has a minority ownership interest in First Mid-Illinois Bancshares, Inc. (“First Mid-Illinois”). We provide telecommunication products and services to First Mid-Illinois and we received approximately $0.9 million in 2018 and $0.7 million in each of 2017 and 2016 for these services.

13.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2018	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$356,039	$350,221	$348,064	$344,750
Operating income	$9,239	$5,427	$748	$3,555
Net loss attributable to common stockholders	$(11,298)	$(10,643)	$(14,914)	$(13,979)
Basic and diluted loss per share	$(0.16)	$(0.15)	$(0.21)	$(0.20)

	Quarter Ended
2017	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$169,935	$169,950	$363,329	$356,360
Operating income (loss)	$19,079	$20,552	$(7,691)	$6,972
Net income (loss) attributable to common stockholders	$(3,685)	$(2,728)	$(28,448)	$99,806
Basic and diluted earnings (loss) per share	$(0.07)	$(0.06)	$(0.41)	$1.41

For the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, operating income differs from amounts reported during 2018 in our Quarterly Reports on Form 10-Q as a result of the reclassification from other income and expense of certain proceeds and insurance recoveries for damages incurred.  The reclassification resulted in an increase to operating income of $0.4 million, $0.3 million and $0.4 million for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively.

As part of our continued integration efforts of FairPoint and cost saving initiatives, we incurred severance costs of $4.0 million and $5.7 million during the quarters ended September 30, 2018 and December 31, 2018, respectively.

During the quarter ended March 31, 2018, we recognized subsidies revenue of $4.9 million related to a settlement for frozen LSS, as described in Note 11.

On December 22, 2017, the Tax Act was enacted as discussed in Note 10 and, as a result, we recorded a non-cash tax benefit of $112.9 million as a reduction in income tax expense in the fourth quarter of 2017.

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

In December 2016, in connection with the acquisition of FairPoint, we secured committed debt financing through a $935.0 million incremental term loan facility, as described in Note 6.  In connection with entering into the committed financing, we incurred ticking fees and the amortization of commitment fees of $11.4 million, $13.3 million and $6.2 million during the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively.

14.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes. We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2018 and 2017, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2018, 2017 and 2016 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,616	$—	$1	$(18)	$9,599
Accounts receivable, net	—	—	122,743	10,430	(37)	133,136
Income taxes receivable	10,272	—	790	10	—	11,072
Prepaid expenses and other current assets	—	2,465	41,547	324	—	44,336
Total current assets	10,272	12,081	165,080	10,765	(55)	198,143

Property, plant and equipment, net	—	—	1,861,009	66,117	—	1,927,126

Intangibles and other assets:
Investments	—	8,673	102,180	—	—	110,853
Investments in subsidiaries	3,587,612	3,505,477	15,949	—	(7,109,038)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	228,959	—	—	228,959
Other intangible assets	—	—	2,396	9,087	—	11,483
Advances due to/from affiliates, net	—	2,379,079	760,310	97,898	(3,237,287)	—
Deferred income taxes	76,758	—	—	—	(76,758)	—
Other assets	—	1,524	18,237	651	3,011	23,423
Total assets	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$32,502	$—	$—	$32,502
Advance billings and customer deposits	—	—	46,316	1,408	—	47,724
Dividends payable	27,579	—	—	—	—	27,579
Accrued compensation	—	—	63,688	771	—	64,459
Accrued interest	—	8,430	802	—	—	9,232
Accrued expense	40	37	70,365	1,263	(55)	71,650
Current portion of long term debt and capital lease obligations	—	18,350	11,968	150	—	30,468
Total current liabilities	27,619	26,817	225,641	3,592	(55)	283,614

Long-term debt and capital lease obligations	—	2,285,341	17,988	256	—	2,303,585
Advances due to/from affiliates, net	3,237,287	—	—	—	(3,237,287)	—
Deferred income taxes	—	122	239,880	21,874	(73,747)	188,129
Pension and postretirement benefit obligations	—	—	295,815	18,319	—	314,134
Other long-term liabilities	—	6,942	22,305	898	—	30,145
Total liabilities	3,264,906	2,319,222	801,629	44,939	(3,311,089)	3,119,607
Shareholders’ equity:
Common Stock	712	—	17,411	30,000	(47,411)	712
Other shareholders’ equity	409,024	3,587,612	3,298,255	175,760	(7,061,627)	409,024
Total Consolidated Communications Holdings, Inc. shareholders’ equity	409,736	3,587,612	3,315,666	205,760	(7,109,038)	409,736
Noncontrolling interest	—	—	5,918	—	—	5,918
Total shareholders’ equity	409,736	3,587,612	3,321,584	205,760	(7,109,038)	415,654
Total liabilities and shareholders’ equity	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

	December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,919	$6,738	$—	$—	$15,657
Accounts receivable, net	—	—	114,303	7,701	(476)	121,528
Income taxes receivable	20,275	—	1,571	—	—	21,846
Prepaid expenses and other current assets	—	—	33,188	130	—	33,318
Assets held for sale	—	—	—	21,310	—	21,310
Total current assets	20,275	8,919	155,800	29,141	(476)	213,659

Property, plant and equipment, net	—	—	1,972,190	65,416	—	2,037,606

Intangibles and other assets:
Investments	—	8,495	100,363	—	—	108,858
Investments in subsidiaries	3,643,930	2,133,049	35,374	—	(5,812,353)	—
Goodwill	—	—	971,851	66,181	—	1,038,032
Customer relationships, net	—	—	293,300	—	—	293,300
Other intangible assets	—	—	4,396	9,087	—	13,483
Advances due to/from affiliates, net	—	2,441,690	555,332	92,615	(3,089,637)	—
Deferred income taxes	21,244	—	—	—	(21,244)	—
Other assets	—	1,307	12,844	37	—	14,188
Total assets	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$24,143	$—	$—	$24,143
Advance billings and customer deposits	—	—	41,026	1,500	—	42,526
Dividends payable	27,418	—	—	—	—	27,418
Accrued compensation	—	—	48,795	975	—	49,770
Accrued interest	—	8,824	519	—	—	9,343
Accrued expense	107	504	70,976	930	(476)	72,041
Current portion of long term debt and capital lease obligations	—	18,350	11,150	196	—	29,696
Liabilities held for sale	—	—	—	1,003	—	1,003
Total current liabilities	27,525	27,678	196,609	4,604	(476)	255,940

Long-term debt and capital lease obligations	—	2,298,970	12,139	405	—	2,311,514
Advances due to/from affiliates, net	3,089,637	—	—	—	(3,089,637)	—
Deferred income taxes	—	750	209,116	21,098	(21,244)	209,720
Pension and postretirement benefit obligations	—	—	315,129	19,064	—	334,193
Other long-term liabilities	—	1,761	31,030	1,026	—	33,817
Total liabilities	3,117,162	2,329,159	764,023	46,197	(3,111,357)	3,145,184
Shareholders’ equity:
Common Stock	708	—	17,411	30,000	(47,411)	708
Other shareholders’ equity	567,579	2,264,301	3,314,361	186,280	(5,764,942)	567,579
Total Consolidated Communications Holdings, Inc. shareholders’ equity	568,287	2,264,301	3,331,772	216,280	(5,812,353)	568,287
Noncontrolling interest	—	—	5,655	—	—	5,655
Total shareholders’ equity	568,287	2,264,301	3,337,427	216,280	(5,812,353)	573,942
Total liabilities and shareholders’ equity	$3,685,449	$4,593,460	$4,101,450	$262,477	$(8,923,710)	$3,719,126

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$1,356,074	$55,541	$(12,541)	$1,399,074
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	607,582	16,386	(12,096)	611,872
Selling, general and administrative expenses	4,087	—	317,289	12,674	(445)	333,605
Acquisition and other transaction costs	1,960	—	—	—	—	1,960
Depreciation and amortization	—	—	422,704	9,964	—	432,668
Operating income (loss)	(6,047)	—	8,499	16,517	—	18,969
Other income (expense):
Interest expense, net of interest income	(103)	(136,378)	1,785	118	—	(134,578)
Intercompany interest income (expense)	—	58,908	(58,844)	(64)	—	—
Investment income	—	178	39,418	—	—	39,596
Equity in earnings of subsidiaries, net	(42,181)	8,858	5,133	—	28,190	—
Other, net	7	—	1,067	241	—	1,315
Income (loss) before income taxes	(48,324)	(68,434)	(2,942)	16,812	28,190	(74,698)
Income tax expense (benefit)	2,510	(26,253)	(5,784)	5,400	—	(24,127)
Net income (loss)	(50,834)	(42,181)	2,842	11,412	28,190	(50,571)
Less: net income attributable to noncontrolling interest	—	—	263	—	—	263
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(50,834)	$(42,181)	$2,579	$11,412	$28,190	$(50,834)

Total comprehensive income (loss) attributable to common shareholders	$(55,963)	$(47,310)	$(3,545)	$10,486	$40,369	$(55,963)

	Year Ended December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$1,013,505	$58,776	$(12,707)	$1,059,574
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	447,029	11,245	(12,276)	445,998
Selling, general and administrative expenses	1,924	30	234,198	13,420	(431)	249,141
Acquisition and other transaction costs	33,650	—	—	—	—	33,650
Depreciation and amortization	—	—	280,843	11,030	—	291,873
Operating income (loss)	(35,574)	(30)	51,435	23,081	—	38,912
Other income (expense):
Interest expense, net of interest income	(12)	(128,737)	(1,183)	146	—	(129,786)
Intercompany interest income (expense)	—	58,909	(58,827)	(82)	—	—
Investment income	—	157	31,592	—	—	31,749
Equity in earnings of subsidiaries, net	101,863	109,015	1,918	—	(212,796)	—
Other, net	—	3	(694)	188	—	(503)
Income (loss) before income taxes	66,277	39,317	24,241	23,333	(212,796)	(59,628)
Income tax expense (benefit)	1,332	(27,610)	(97,667)	(982)	—	(124,927)
Net income (loss)	64,945	66,927	121,908	24,315	(212,796)	65,299
Less: net income attributable to noncontrolling interest	—	—	354	—	—	354
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$64,945	$66,927	$121,554	$24,315	$(212,796)	$64,945

Total comprehensive income (loss) attributable to common shareholders	$64,139	$71,746	$119,174	$25,381	$(216,301)	$64,139

	Year Ended December 31, 2016
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$(15)	$697,557	$58,785	$(13,150)	$743,177
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	321,936	12,197	(12,721)	321,412
Selling, general and administrative expenses	3,331	7	141,029	12,582	(429)	156,520
Acquisition and other transaction costs	1,214	—	—	—	—	1,214
Loss on impairment	—	—	610	—	—	610
Depreciation and amortization	—	—	164,577	9,433	—	174,010
Operating income (loss)	(4,545)	(22)	69,405	24,573	—	89,411
Other income (expense):
Interest expense, net of interest income	46	(76,213)	(694)	35	—	(76,826)
Intercompany interest income (expense)	(63,773)	97,102	(34,846)	1,517	—	—
Loss on extinguishment of debt	—	(6,559)	—	—	—	(6,559)
Investment income	—	166	32,806	—	—	32,972
Equity in earnings of subsidiaries, net	58,208	56,600	711	—	(115,519)	—
Other, net	—	(328)	(202)	(310)	—	(840)
Income (loss) before income taxes	(10,064)	70,746	67,180	25,815	(115,519)	38,158
Income tax expense (benefit)	(24,995)	12,538	25,807	9,612	—	22,962
Net income (loss)	14,931	58,208	41,373	16,203	(115,519)	15,196
Less: net income attributable to noncontrolling interest	—	—	265	—	—	265
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$14,931	$58,208	$41,108	$16,203	$(115,519)	$14,931

Total comprehensive income (loss) attributable to common shareholders	$3,353	$46,630	$30,442	$14,744	$(91,816)	$3,353

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activities	$2,323	$(43,781)	$388,930	$9,849	$357,321

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(235,147)	(9,669)	(244,816)
Proceeds from sale of assets	—	—	1,688	437	2,125
Proceeds from business dispositions	20,999	—	—	—	20,999
Proceeds from sale of investments	—	—	233	—	233
Net cash provided by (used in) investing activities	20,999	—	(233,226)	(9,232)	(221,459)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	189,588	—	—	189,588
Payment of capital lease obligation	—	—	(12,559)	(196)	(12,755)
Payment on long-term debt	—	(207,938)	—	—	(207,938)
Share repurchases for minimum tax withholding	(593)	—	—	—	(593)
Dividends on common stock	(110,222)	—	—	—	(110,222)
Transactions with affiliates, net	87,493	62,828	(149,901)	(420)	—
Net cash provided by (used in) financing activities	(23,322)	44,478	(162,460)	(616)	(141,920)
Increase (decrease) in cash and cash equivalents	—	697	(6,756)	1	(6,058)
Cash and cash equivalents at beginning of period	—	8,919	6,738	—	15,657
Cash and cash equivalents at end of period	$—	$9,616	$(18)	$1	$9,599

	Year Ended December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,237)	$(25,625)	$235,810	$23,079	$210,027

Cash flows from investing activities:
Business acquisition, net of cash acquired	(862,385)	—	—	—	(862,385)
Purchases of property, plant and equipment	—	—	(167,187)	(13,998)	(181,185)
Proceeds from sale of assets	—	—	829	30	859
Net cash used in investing activities	(862,385)	—	(166,358)	(13,968)	(1,042,711)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,052,325	—	—	1,052,325
Payment of capital lease obligation	—	—	(7,746)	(187)	(7,933)
Payment on long-term debt	—	(111,337)	—	—	(111,337)
Payment of financing costs	—	(16,732)	—	—	(16,732)
Share repurchases for minimum tax withholding	(571)	—	—	—	(571)
Dividends on common stock	(94,138)	—	—	—	(94,138)
Transactions with affiliates, net	980,681	(916,776)	(54,981)	(8,924)	—
Other	(350)	—	—	—	(350)
Net cash provided by (used in) financing activities	885,622	7,480	(62,727)	(9,111)	821,264
Increase (decrease) in cash and cash equivalents	—	(18,145)	6,725	—	(11,420)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$8,919	$6,738	$—	$15,657

	Year Ended December 31, 2016
		Subsidiary
	Parent	Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,634)	$13,315	$200,098	$28,454	$218,233

Cash flows from investing activities:
Business acquisition, net of cash acquired	(13,422)	—	—	—	(13,422)
Purchases of property, plant and equipment	—	—	(111,389)	(13,803)	(125,192)
Proceeds from sale of assets	—	—	198	10	208
Proceeds from business disposition	30,119	—	—	—	30,119
Net cash provided by (used in) investing activities	16,697	—	(111,191)	(13,793)	(108,287)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	936,750	—	—	936,750
Payment of capital lease obligation	—	—	(2,743)	(142)	(2,885)
Payment on long-term debt	—	(943,050)	—	—	(943,050)
Payment of financing costs	—	(9,912)	—	—	(9,912)
Share repurchases for minimum tax withholding	(1,231)	—	—	—	(1,231)
Dividends on common stock	(78,419)	—	—	—	(78,419)
Transactions with affiliates, net	86,587	24,084	(93,780)	(16,891)	—
Net cash provided by (used in) financing activities	6,937	7,872	(96,523)	(17,033)	(98,747)
Increase in cash and cash equivalents	—	21,187	(7,616)	(2,372)	11,199
Cash and cash equivalents at beginning of period	—	5,877	7,629	2,372	15,878
Cash and cash equivalents at end of period	$—	$27,064	$13	$—	$27,077

Report of Independent Certified Public Accountants

The Partners of GTE Mobilnet of Texas RSA #17 Limited Partnership

We have audited the accompanying financial statements of GTE Mobilnet of Texas RSA #17 Limited Partnership, which comprise the statements of income, changes in partners’ capital and cash flows for the year ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GTE Mobilnet of Texas RSA #17 Limited Partnership for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, Florida

February 28, 2017

GTE Mobilnet of Texas RSA #17 Limited Partnership

Balance Sheets - As of December 31, 2018 and 2017

(Dollars in Thousands)

	2018	2017
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Due from affiliate	$11,064	$23,640
Accounts receivable, net of allowance of $772 and $1,015	12,116	10,084
Prepaid expenses and other	5,997	3,715
Total current assets	29,177	37,439

PROPERTY, PLANT AND EQUIPMENT - NET	51,034	49,621

WIRELESS LICENSES	441	441

OTHER ASSETS - NET	5,929	2,670
TOTAL ASSETS	$86,581	$90,171

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,936	$5,495
Contract liabilities and other	2,537	1,159
Financing obligation	2,509	2,460
Deferred rent	702	702
Total current liabilities	10,684	9,816

LONG TERM LIABILITIES:
Financing obligation	21,456	21,202
Deferred rent	19,626	19,532
Other liabilities	1,350	51
Total long term liabilities	42,432	40,785
Total liabilities	53,116	50,601

PARTNERS’ CAPITAL
General Partner's interest	6,693	7,914
Limited Partners' interest	26,772	31,656
Total partners' capital	33,465	39,570

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$86,581	$90,171

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Income – For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	2018	2017	2016
	(Unaudited)	(Unaudited)	(Audited)
OPERATING REVENUES:
Service revenues	$123,822	$134,403	$113,816
Equipment revenues	9,928	8,686	7,119
Other	6,865	5,684	5,613
Total operating revenues	140,615	148,773	126,548

OPERATING EXPENSES:
Cost of service (exclusive of depreciation)	57,299	53,794	40,711
Cost of equipment	10,335	10,248	10,040
Depreciation	8,836	9,549	10,364
Selling, general and administrative	16,327	17,815	20,662
Total operating expenses	92,797	91,406	81,777

OPERATING INCOME	47,818	57,367	44,771

INTEREST EXPENSE, NET	(1,214)	(1,322)	(1,391)

NET INCOME	$46,604	$56,045	$43,380

Allocation of Net Income:
General Partner	$9,321	$11,209	$8,676
Limited Partners	$37,283	$44,836	$34,704

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	General
	Partner	Limited Partners
		Eastex	Consolidated
		Telecom	Communications			Verizon	Total
	Cellco	Investments,	Enterprise	Alltel	Cellco	Wireless	Partners'
	Partnership	LLC	Services, Inc.	Corporation	Partnership	(VAW) LLC	Capital

BALANCE—January 1, 2016	$6,289	$6,450	$6,450	$5,352	$3,747	$3,157	$31,445

Distributions	(9,860)	(10,113)	(10,113)	(8,391)	(5,874)	(4,949)	(49,300)

Net Income	8,676	8,899	8,899	7,384	5,168	4,354	43,380

BALANCE—December 31, 2016 (Audited)	$5,105	$5,236	$5,236	$4,345	$3,041	$2,562	$25,525

Distributions	(8,400)	(8,615)	(8,615)	(7,150)	(5,004)	(4,216)	(42,000)

Net Income	11,209	11,496	11,496	9,540	6,678	5,626	56,045

BALANCE—December 31, 2017 (Unaudited)	$7,914	$8,117	$8,117	$6,735	$4,715	$3,972	$39,570

ASC 606 opening balance sheet adjustment	458	470	470	390	273	230	2,291

Distributions	(11,000)	(11,282)	(11,282)	(9,362)	(6,553)	(5,521)	(55,000)

Net Income	9,321	9,560	9,560	7,933	5,552	4,678	46,604

BALANCE—December 31, 2018 (Unaudited)	$6,693	$6,865	$6,865	$5,696	$3,987	$3,359	$33,465

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Cash Flows – For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	2018	2017	2016
	(Unaudited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,604	$56,045	$43,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,836	9,549	10,364
Imputed interest on financing obligation	2,362	2,306	2,289
Provision for uncollectible accounts	613	956	2,128
Changes in certain assets and liabilities:
Accounts receivable	(2,397)	(2,012)	(3,200)
Prepaid expenses and other	(842)	(1,003)	43
Other assets	(3,485)	(418)	(298)
Accounts payable and accrued liabilities	(352)	1,020	324
Contract liabilities and other	1,475	(581)	(108)
Deferred rent	447	(325)	(308)
Other liabilities	1,678	51	—
Net cash provided by operating activities	54,939	65,588	54,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,312)	(12,334)	(1,980)
Fixed asset transfers out	2,856	1,712	506
Change in due from affiliate	12,576	(10,554)	(1,476)
Net cash provided by (used in) investing activities	2,120	(21,176)	(2,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing obligation	(2,059)	(2,412)	(2,364)
Distributions	(55,000)	(42,000)	(49,300)
Net cash used in financing activities	(57,059)	(44,412)	(51,664)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$121	$328	$242

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Notes to Financial Statements – For the Years Ended December 31, 2018 (Unaudited), 2017 (Unaudited) and 2016 (Audited)

(Dollars in Thousands)

1.ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas RSA #17 Limited Partnership (the Partnership) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area (RSA).

Cellco Partnership (Cellco), the General Partner of the Partnership, is responsible for managing the operations of the Partnership.

The partners and their respective ownership percentages of the Partnership as of December 31, 2018 are as follows:

General Partner:
Cellco Partnership	20.000000%

Limited Partners:
Eastex Telecom Investments, LLC	20.512855%
Consolidated Communications Enterprise Services, Inc.	20.512855%
Alltel Corporation *	17.021300%
Cellco Partnership	11.914800%
Verizon Wireless (VAW) LLC *	10.038190%

*Alltel Corporation and Verizon Wireless (VAW) LLC are wholly-owned and indirectly wholly owned, respectively, subsidiaries of Cellco. Effective December 31, 2018, Alltel Communications LLC merged with and into Alltel Corporation with Alltel Corporation being the surviving entity and San Antonio MTA, Limited Partnership merged into Cellco Partnership.

Cellco is an indirect, wholly-owned subsidiary of Verizon Communications Inc. (Verizon).  Substantially all of the Partnership’s transactions represent transactions with, or processed by, Cellco and/or certain other affiliates (collectively, Verizon Wireless).

2.SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for uncollectible accounts, the recoverability of property, plant and equipment, the recoverability of wireless licenses and other long-lived assets, and fair values of financial instruments.

Revenue recognition – The Partnership earns revenue from contracts with customers, primarily through the provision of telecommunications services and through the sale of wireless equipment. These revenues are accounted for under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on January 1, 2018, using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amended the guidance for the recognition of costs to obtain customer contracts such that incremental costs of obtaining customer contracts will be deferred and amortized consistent with the transfer of the related good or service.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those from towers) and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

The Partnership earns revenue primarily by providing access to and usage of our telecommunications network and selling equipment. Performance obligations in a typical contract, as determined in accordance with Topic 606, with a customer include service and equipment.

We offer our wireless services through a variety of plans on a postpaid or prepaid basis. For wireless service, we recognize revenue using an output method, either as the service allowance units are used or as time elapses, because it reflects the pattern by which we satisfy our performance obligation through the transfer of service to the customer. Monthly service is generally billed in advance, which results in a contract liability. See Note 3 for additional information. For postpaid plans where monthly usage exceeds the allowance, the overage usage represents options held by the customer for incremental services and the usage-based fee is recognized when the customer exercises the option (typically on a month-to-month basis), which is recorded as a contract asset.

We sell wireless devices and accessories. Equipment revenue is generally recognized when the products are delivered to and accepted by the customer, as this is when control passes to the customer. In addition to offering the sale of equipment on a standalone basis, we have two primary offerings through which customers pay for a wireless device, in connection with a service contract: fixed-term plans and device payment plans.

Under a fixed-term plan, the customer is sold the wireless device without any upfront charge or at a discounted price in exchange for entering into a fixed-term service contract (typically for a term of 24 months or less). This plan is currently only offered to business channel customers.

Under a device payment plan, the customer is sold the wireless device in exchange for a non-interest bearing installment note, which is repaid by the customer, typically over a 24-month term, and concurrently enters into a month-to-month contract for wireless service. Customers may be offered certain promotions that provide billing credits applied over a specified term, contingent upon the customer maintaining service. The credits are included in the transaction price, which are allocated to the performance obligations based on their relative selling price, and are recognized when earned.

A financing component exists in both our fixed-term plans and device payment plans because the timing of the payment for the device, which occurs over the contract term, differs from the satisfaction of the performance obligation, which occurs at contract inception upon transfer of device to the customer. We periodically assess, at the contract level, the significance of the financing component inherent in our fixed-term and device payment plan receivable based on qualitative and quantitative considerations related to our customer classes. These considerations include assessing the commercial objective of our plans, the term and duration of financing provided, interest rates prevailing in the marketplace, and credit risks of our customer classes, all of which impact our selection of appropriate discount rates. Based on current facts and circumstances, we determined that the financing component in our existing Wireless direct channel device payments and fixed-term contracts with customers is not significant and therefore is not accounted for separately. See Note 4 for additional information on the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent in our indirect channel.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third-party carriers associated with those customers are based on agreements with such carriers. The roaming rates and methodology to determine roaming revenues charged by the Partnership to Verizon Wireless are established by Verizon Wireless on a periodic basis and may not reflect current market rates (see Note 8). Other revenues primarily consist of certain fees billed to customers for surcharges and elected services. The Partnership recognizes taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers, which are passed through to the customers, on a net basis.

Wireless contracts –  Total contract revenue, which represents the transaction price for service and equipment, is allocated between service and equipment revenue based on their estimated standalone selling prices. The Partnership estimates the standalone selling price of the device or accessory to be its retail price excluding subsidies or conditional purchase discounts. The Partnership estimates the standalone selling price of service to be the price that is offered to customers on month-to-month contracts that can be cancelled at any time without penalty (i.e., when there is no fixed-term for service) or when service is procured without the concurrent purchase of a device. In addition, the Partnership also assesses whether the service term is impacted by certain legally enforceable rights and obligations in the contract with customers, such as penalties that a customer would have to pay to early terminate a fixed-term contract or billing credits that would cease if the month-to-month wireless service is canceled. The assessment of these legally enforceable rights and obligations involves judgment and impacts the determination of the transaction price and related disclosures.

From time to time, customers may be offered certain promotions that provide customers on device payment plans with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. The Partnership accounts for this trade-in right as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee obligation was insignificant to the financial statements at December 31, 2018 and 2017. The total transaction price is reduced by the guarantee obligation, which is accounted for outside the scope of Topic 606, and the remaining transaction price is allocated between the performance obligations within the contract.

Fixed-term plans generally include the sale of a wireless device at subsidized prices. This results in the creation of a contract asset at the time of sale, which represents the recognition of equipment revenue in excess of amounts billed.

For device payment plans, billing credits are accounted for as consideration payable to a customer and are included in the determination of total transaction price, resulting in a contract liability.

Verizon Wireless may provide a right of return on products and services for a short time period after a sale. These rights are accounted for as variable consideration when determining the transaction price, and accordingly the Partnership recognizes revenue based on the estimated amount to which the Partnership expects to be entitled after considering expected returns. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Verizon Wireless also may provide credits or incentives on products and services for contracts with resellers, which are accounted for as variable consideration when estimating the amount of revenue to recognize. These amounts are insignificant to the financial statements.

For certain bundled offerings/transactions involving third-party service providers, the Partnership evaluates gross versus net considerations by assessing indicators of control. These promotions have not been significant.

Operating expenses – Operating expenses include expenses directly attributable to the Partnership, as well as an allocation of selling, general and administrative, and other operating expenses incurred by Verizon Wireless on behalf of the Partnership. Employees of Verizon Wireless provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Verizon Wireless believes such allocations, are calculated in accordance with the Partnership agreement and are determined using a reasonable method of allocating such costs (see Note 8). In 2018 and 2017, allocations were principally based on total subscribers; in 2016, allocations were based on total subscribers, the Partnership’s percentage of certain revenue streams and customer gross additions or minutes-of-use. The impact of the change in allocation factors was insignificant to the financial statements.

Cost of roaming, included in cost of service, reflects costs incurred by the Partnership when customers associated with the Partnership operate and use a network in a service area not associated with the Partnership. The roaming rates with third-party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming costs charged to the Partnership by Verizon Wireless are established by Verizon Wireless on a periodic basis and may not reflect current market rates (see Note 8).

Cost of equipment is recorded upon sale of the related equipment at Verizon Wireless’s cost basis. Inventory is wholly owned by Verizon Wireless until the moment of sale and is not recorded in the financial statements of the Partnership.

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to cost of service as these costs are incurred.

Advertising costs – Costs for advertising products and services, as well as other promotional and sponsorship costs, are allocated from Verizon Wireless and are charged to selling, general and administrative expenses in the periods in which they are incurred (see Note 8).

Income taxes –The Partnership is treated as a pass-through entity for income tax purposes and, therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files partnership income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Partnership remains subject to examination by tax authorities for tax years as early as 2015. It is reasonably possible that various current tax examinations will conclude or require reevaluations of the Partnership’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Due from affiliate – Due from affiliate principally represents the Partnership’s cash position with Verizon Wireless. Verizon Wireless manages, on behalf of the Partnership, all operating, investing and financing activities, of the Partnership. As such, the change in due from affiliate is reflected as an investing activity in the statements of cash flows.

In addition, cost of equipment and other operating expenses incurred by Verizon Wireless on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income on due from affiliate is based on the short term Applicable Federal Rate which was approximately 2.3%, 1.2% and 0.7% for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense on balances due to affiliate is based on the short-term Applicable Federal Rate of approximately 2.3% in 2018.  In previous years, interest expense on due to affiliate balances was based on Verizon Wireless’s average cost of borrowing from Verizon which was approximately 4.7% and 4.8% in 2017 and 2016, respectively. Included in interest income (expense), net is interest income of $302, $162, and $97 for the years ended December 31, 2018, 2017, and 2016, respectively, related to due to/from affiliate.

Allowance for uncollectible accounts – Accounts receivable are recorded in the financial statements at cost, net of an allowance for credit losses, with the exception of indirect-channel device payment plan loans. We maintain allowances for uncollectible accounts receivable, including our direct-channel device payment plan agreement receivables, for estimated losses resulting from the failure or inability of customers to make required payments. Indirect-channel device payment loans are considered financial instruments and are initially recorded at fair value net of imputed interest, and credit losses are recorded as incurred. However, loan balances are assessed annually for impairment and an allowance is recorded if the loan is considered impaired.

The Partnership’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. The Partnership records an allowance to reduce the receivables to the amount that is reasonably believed to be collectible. The Partnership also records an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment, and the aging of such receivables.

Similar to traditional service revenue accounting treatment, the Partnership records direct device payment plan agreement bad debt expense based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. The Partnership monitors the aging of accounts with device payment plan agreement receivables and writes-off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment, and depreciation – Property, plant and equipment is recorded at cost. Property, plant and equipment is depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Verizon Wireless and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Verizon Wireless continues to assess the estimated useful lives of property, plant and equipment and though the timing and extent of current deployment plans are subject to ongoing analysis and modification, we believe that the current estimates of useful lives are reasonable.

Other assets – Other assets, net primarily includes long-term device payment plan agreement receivables, net of allowances of $262 and $393 at December 31, 2018 and 2017, respectively (see Note 4).

Impairment – All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications of impairment are present, the Partnership would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The Partnership re-evaluates the useful-life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses – Wireless licenses provide the Partnership with the exclusive right to utilize the designated radio frequency spectrum to provide wireless communications services. In addition, Verizon Wireless maintains wireless licenses that provide the Partnership with the right to utilize the designated radio frequency spectrum to provide wireless communications services to the Partnership’s customers. While licenses are issued for a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Verizon Wireless, have historically occurred routinely and at nominal cost. Moreover, Verizon Wireless determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life. When evaluating for impairment, Verizon Wireless and the Partnership (to the extent it owns more than one license) aggregate wireless licenses into one single unit of accounting, since they are utilized on an integrated basis.

The average remaining renewal period of the Partnership’s wireless license portfolio was 4.6 years as of December 31, 2018.

Interest expense, if any, incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses. The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

Verizon Wireless tests its wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. In 2018, Verizon Wireless performed a quantitative impairment assessment for its aggregate wireless licenses, which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

In 2017 and 2016, Verizon Wireless performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of aggregate wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered, including market transactions, the business enterprise value of Verizon Wireless, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Verizon Wireless, as well as other factors.

In addition, Verizon Wireless allocates to the Partnership, based on a reasonable methodology, any impairment loss recognized by Verizon Wireless for licenses included in Verizon Wireless’s national footprint.  Verizon Wireless’s impairment assessments in 2018, 2017 and 2016 indicated that the fair value of its wireless licenses exceeded the carrying value and, therefore, did not result in an impairment.

In 2018, 2017 and 2016, the Partnership also performed a qualitative impairment assessment similar to that described for its aggregate wireless licenses and confirmed the licenses were not impaired.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs, other than quoted prices, in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy. As of December 31, 2018, 2017 and 2016, the Partnership did not have any assets or liabilities measured at fair value on a recurring basis.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status and financing needs, as determined by the General Partner at the date of the distribution, which are typically made in arrears.

Recently adopted accounting standards – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amends current guidance for the recognition of costs to obtain customer contracts, such that incremental costs of obtaining customer contracts are deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The Partnership early adopted this standard update on January 1, 2018 using the modified retrospective method. As this method requires that the cumulative effect of initially applying the standard be recognized at the date of adoption, the Partnership recorded the cumulative effect of $2,291 as an adjustment to the January 1, 2018 opening balance of Partner’s capital.

See Note 3 for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under Topic 606.

The cumulative effect of the changes made to our balance sheet for the adoption of Topic 606 was as follows:

	At December 31,	Adjustments due	At January 1
	2017	to Topic 606	2018
(dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)
Accounts receivable, net of allowances	$10,084	$14	$10,098
Prepaid expenses and other	3,715	1,440	5,155
Other assets - net	2,670	761	3,431
Contract liabilities and other	1,159	(97)	1,062
Other liabilities	51	21	72
Partners' capital	39,570	2,291	41,861

Recently issued accounting standards – In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses, such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2021 for private entities; however, early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on its various financial instruments that include, but are not limited to, device payment plan agreement receivables and service receivables.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard update was issued to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update allows for a modified retrospective application and is effective as of the first quarter of 2020; however, early adoption is permitted. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Partnership intends to early adopt this standard on January 1, 2019 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Therefore, upon adoption, the Partnership will recognize and measure leases without revising comparative period information or disclosure. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

The Partnership has completed its preliminary assessment of the transition practical expedients offered by the standard. These practical expedients lessen the transitional burden of implementing the standard update by not requiring a reassessment of certain conclusions reached under existing lease accounting guidance. Accordingly, we will apply these practical expedients and will not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; (3) initial direct costs for an existing lease; and (4) whether an existing or expired land easement is or contains a lease, if it has not historically been accounted for as a lease. We have identified and implemented a new system solution to meet the requirements of the new standard and have identified and implemented processes and internal controls to meet the standards reporting and disclosure requirements.

Upon adoption of this standard, there will be a significant impact in the balance sheet as the Partnership expects to recognize a right-of-use asset and liability related to substantially all operating lease arrangements. The Partnership’s current operating lease portfolio is primarily comprised of network equipment including towers, distributed antenna systems and small cells, real estate and equipment leases. In addition, the Partnership expects a lower amount of lease costs to qualify as initial direct costs under the new standard, which will result in an immediate recognition of expense instead of recognition of expense over time.

Subsequent events – Events subsequent to December 31, 2018 have been evaluated through February 22, 2019, the date the financial statements were available to be issued.

3.REVENUE AND CONTRACT COSTS

The Partnership earns revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. The Partnership accounts for these revenues under Topic 606, which was adopted on January 1, 2018, using the modified retrospective approach. Revenue is disaggregated on the Statement of Income by products and services, which we view as the relevant categorization for the Partnership. There are also revenues earned that are not accounted for under Topic 606 including from leasing arrangements (such as those for towers), and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. During 2018, revenues from arrangements that were not accounted for under Topic 606 were insignificant to the financial statements.

The Partnership applied the new revenue recognition standard to customer contracts not completed at the date of initial adoption. For incomplete contracts that were modified before the date of adoption, the Partnership elected to use the practical expedient available under the modified retrospective method, which allows us to aggregate the effect of all modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods.

Prior to the adoption of Topic 606, we were required to limit the revenue recognized when a wireless device was sold to the amount of consideration that was not contingent on the provision of future services, which was typically limited to the amount of consideration received from the customer at the time of sale. Under Topic 606, the total consideration in the contract is allocated between wireless equipment and service based on their relative standalone selling prices. This change primarily impacts our arrangements that include sales of wireless devices at subsidized prices in conjunction with a fixed-term plan, also known as the subsidy model, for service. Accordingly, under Topic 606, generally more equipment revenue is recognized upon sale of the equipment to the customer and less service revenue is recognized over the contract term than was previously recognized under the prior "Revenue Recognition" (Topic 605) standard. At the time the equipment is sold, this allocation results in the recognition of a contract asset equal to the difference between the amount of revenue recognized and the amount of consideration received from the customer. As of January 2017, we no longer offer consumers new fixed-term plans with subsidized equipment pricing; however, we continue to offer fixed-term plans to our business customers.

Topic 606 also requires the deferral of incremental costs incurred to obtain a customer contract, which are then amortized to expense, as a component of selling, general and administrative expense, over the respective periods of expected benefit. As a result, a significant amount of our sales commission costs, which were historically expensed as incurred under previous accounting, are now deferred and amortized under Topic 606.

Finally, under Topic 605, at the time of the sale of a device, we imputed risk adjusted interest on the device payment plan agreement receivables. We recorded the imputed interest as a reduction to the related accounts receivable and interest income was recognized over the financed device payment term. Under Topic 606, while there continues to be a financing component in both the fixed-term plans and device payment plans, also known as the installment model, we have determined that this financing component for our customer classes in the direct channel is not significant and therefore we no longer impute interest for these contracts. This change results in additional revenue recognized upon the sale of wireless devices and no interest income recognized over the device payment term.

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on certain impacted financial statement line items in our statement of income and balance sheet were as follows:

	At December 31, 2018 (Unaudited)
		Balances without
(dollars in thousands)	As reported	adoption of Topic 606	Adjustments
ASSETS
CURRENT ASSETS:
Due from affiliate	$11,064	$11,691	$(627)
Accounts receivable, net of allowances	12,116	11,801	315
Prepaid expenses and other	5,997	3,656	2,341

OTHER ASSETS NET	5,929	4,011	1,918

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Contract liabilities and other	$2,537	$2,794	$(257)

LONG TERM LIABILITIES:
Other liabilities	1,350	1,435	(85)

PARTNERS' CAPITAL
General Partner's interest	$6,693	$5,835	$858
Limited Partners' interest	26,772	23,340	3,432

	Twelve Months Ended December 31, 2018 (Unaudited)
		Balances without
(dollars in thousands)	As reported	adoption of Topic 606	Adjustments
OPERATING REVENUE:
Service revenues	$123,822	$123,949	$(127)
Equipment revenues	9,928	9,269	659
Other	6,865	6,973	(108)
Total Operating Revenues	140,615	140,191	424

OPERATING EXPENSES:
Cost of equipment	$10,335	$10,218	$117
Selling, general and administrative	16,327	18,019	(1,692)

NET INCOME	$46,604	$44,605	$1,999

Accounts receivable and contract balances –  The timing of revenue recognition may differ from the time of billing to the customers. Receivables presented in the balance sheet represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either the Partnership has performed, by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer has made payment to the Partnership in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets primarily relate to the Partnership’s rights to consideration for goods or services provided to the customers but for which there is not an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues, as discussed above. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is recognized as accounts receivable as wireless services are provided and billed. The Partnership has the right to bill the customer as service is provided over time, which results in the right to the payment being unconditional. The contract asset balances are presented in the balance sheet as prepaid expenses and other and other assets - net. The Partnership assesses the contract assets for impairment on an annual basis and will recognize an impairment charge to the extent the carrying amount is not recoverable. The impairment charge related to contract assets was insignificant for the year ended December 31, 2018. The December 31, 2018 contract asset balance includes increases throughout the year resulting from new contracts offset by contract assets reclassified to a receivable and insignificant other changes.

Contract liabilities arise when customers are billed and the Partnership receives consideration in advance of providing the goods or services promised in the contract. The majority of the contract liability at January 1, 2018 was recognized during 2018 as these contract liabilities primarily relate to advanced billing for fixed monthly fees for service that are recognized within the following month. Other insignificant contract liabilities include deferrals of upfront fees that are recognized straight line over the contract term or material right period. The contract liability balances are presented in the balance sheet as contract liabilities and other and other liabilities.

The balance of receivables, contract assets and contract liabilities recorded in our balance sheet were as follows:

	At January 1	At December 31,
(dollars in thousands)	2018 (Unaudited)	2018 (Unaudited)
Receivables (1)	$4,004	$4,542
Device payment plan agreement receivables (2)	318	2,597
Contract assets	147	131
Contract liabilities	1,163	2,813

(1)

Balances do not include receivables related to the following contracts: leasing arrangements (such as towers) and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.

(2)

Included in device payment plan agreement receivables presented in Note 4. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.

Contract costs –  As discussed in Note 2, Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which are then amortized to expense, over the respective periods of expected benefit. The Partnership recognizes a contract asset for incremental deferred commission expenses paid to internal sales personnel and agents in conjunction with obtaining customer contracts, as well as a contract asset for incremental deferred commission expense paid to affiliated markets when customers purchase equipment from affiliated markets. The costs are only deferred when it is determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain contracts are amortized over two to three years, as such costs are typically incurred each time a customer upgrades.

We determine the amortization periods for our costs incurred to obtain a customer contract at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Deferred contract costs are classified as current or non-current within prepaid expenses and other assets, respectively. The balances of deferred contract costs as of December 31, 2018, included in our balance sheet were as follows:

2018
(dollars in thousands)	(Unaudited)

Prepaid expenses	$2,347
Other assets	1,831
Total	$4,178

For the year ended December 31, 2018, the Partnership recognized expense of $2,161 associated with the amortization of deferred contract costs, primarily within selling, general and administrative expense in the statements of income.

The Partnership assesses deferred contract costs for impairment on an annual basis. An impairment charge is recognized to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration expected to be received in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the year ended December 31, 2018.

4.WIRELESS DEVICE PAYMENT PLANS

Under the Verizon Wireless device payment program, eligible Partnership customers can purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. As of January 2017, the Partnership no longer offers consumers new fixed-term service plans for phones; however, the Partnership continues to offer fixed-term plans to business customers.

Wireless device payment plan agreement receivables –  The following table displays device payment plan agreement receivables, net, that are recognized in the accompanying balance sheets as of December 31, 2018 and 2017:

	2018	2017
	(Unaudited)	(Unaudited)
Device payment plan agreement receivables, gross	$12,335	$10,445
Unamortized imputed interest	(582)	(484)
Device payment plan agreement receivables, net of	11,753	9,961
unamortized imputed interest
Allowance for credit losses	(863)	(1,235)
Device payment plan agreement receivables, net	$10,890	$8,726

Classified on the balance sheets:
Accounts receivable, net	$7,612	$6,091
Other assets, net	3,278	2,635
Device payment plan agreement receivables, net	$10,890	$8,726

Verizon Wireless may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, Verizon Wireless may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained.  The Partnership recognizes a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2018 and 2017, the amount of trade-in liability was insignificant to the financial statements.

From time to time, customers may be offered marketing promotions that allow customers to upgrade to a new device after paying down a specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. At December 31, 2018 and 2017, the amount of the trade-in right guarantee obligation was insignificant to the financial statements.

For indirect channel contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within other revenue in the statements of income, is recognized over the financed device payment term. See Note 3 for additional information on financing considerations with respect to direct channel contracts with customers.

When originating device payment plan agreements, Verizon Wireless uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has less than 210 days of customer tenure (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure (an existing customer), the credit decision process relies on internal data sources. The Partnership’s experience has been that the payment attributes of longer-tenured customers are highly predictive in estimating their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Internal data and/or credit data obtained from the credit reporting agencies is used to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless proprietary custom credit models, which are empirically derived, and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

Based on the custom credit risk score, we assign each customer to a credit class, each of which has specified offers of credit, including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter of 2018 the Partnership moved all customers, new and existing, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.

Subsequent to origination, the Partnership monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreement receivables and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral-scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer-scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. The Partnership continuously monitors collection performance results and the credit quality of device payment plan agreement receivables based on a variety of metrics, including aging. The Partnership considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

As of December 31, 2018 and 2017, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2018	2017
	(Unaudited)	(Unaudited)
Unbilled	$11,485	$9,629
Billed:
Current	641	639
Past due	209	177
Device payment plan agreement receivables, gross	$12,335	$10,445

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2018	2017
	(Unaudited)	(Unaudited)
Balance at January 1	$1,235	$939
Provision for uncollectible accounts	209	779
Write-offs	(610)	(464)
Other	29	(19)
Balance at December 31	$863	$1,235

5.PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following at December 31, 2018 and 2017:

	2018	2017
	(Unaudited)	(Unaudited)
Buildings and improvements (15-45 years)	$28,629	$28,187
Wireless plant and equipment (3-50 years)	112,398	104,378
Furniture, fixtures and equipment (3-10 years)	295	295
Leasehold improvements (5-7 years)	8,113	7,402
	149,435	140,262
Less: accumulated depreciation	(98,401)	(90,641)
Property, plant and equipment, net	$51,034	$49,621

Capitalized network engineering costs of $725 and $533, were recorded during the years ended December 31, 2018 and 2017, respectively. Construction in progress, included in certain classifications shown above, principally consisting of wireless plant and equipment, and amounted to $4,312 and $1,417, as of December 31, 2018 and 2017, respectively.

6.TOWER MONETIZATION TRANSACTION

During March 2015, Verizon completed a transaction with American Tower Corporation (ATC), pursuant to which ATC acquired exclusive rights to lease and operate approximately 11,300 of Verizon Wireless’s wireless towers and corresponding ground leases for an upfront payment of $5.0 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the ATC leases expire, ATC has fixed-price purchase options to acquire these towers based on their fair market values at the end of the lease terms. Verizon Wireless has subleased capacity on the towers from ATC for a minimum of ten years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 102 towers to ATC for an upfront payment of $43,786, which was accounted for as deferred rent and as a financing obligation. The $19,709 accounted for as deferred rent represents unearned rental income and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 29 years. The $24,077 accounted for as a financing obligation relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC of $1.9 per month per site, with annual increases of 2%. During 2018, 2017 and 2016, the Partnership made $2,059, $2,412 and $2,364 respectively, of sublease payments to ATC, which are recorded as repayments of financing obligation on the statements of cash flows. The Partnership continues to include the towers in property, plant and equipment, net in the balance sheets and depreciates them accordingly. In addition, the minimum future payments for the ground leases of approximately $14,258 have been included in our operating lease commitments. As part of the rights obtained during the transaction, ATC is responsible for the payment of the leases, and we do not expect to be required to make payments unless ATC becomes unable to do so.

At December 31, 2018 and 2017, the balance of deferred rent was $17,439 and $17,784, respectively. At December 31, 2018 and 2017, the balance of the financing obligation was $23,965 and $23,662, respectively.

7.CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2018 and 2017:

	2018	2017
	(Unaudited)	(Unaudited)

Accounts payable	$2,829	$3,599
Non-income based taxes and regulatory fees	692	676
Texas margin tax payable	197	169
Accrued commissions	1,218	1,051
Accounts payable and accrued liabilities	$4,936	$5,495

Contract liabilities and other consists of the following at December 31, 2018 and 2017:

	2018	2017
	(Unaudited)	(Unaudited)

Contract liabilities	$2,510	$1,056
Customer deposits	8	64
Guarantee liability	19	39
Contract liabilities and other	$2,537	$1,159

8.TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed-asset purchases, substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment and selling, general and administrative expenses of the Partnership represent transactions processed by Verizon Wireless, on behalf of the Partnership, or represent transactions with affiliates. These transactions consist of: (1) revenues and expenses that pertain to the Partnership, which are processed by Verizon Wireless and directly attributed to or directly charged to the Partnership; (2) roaming revenue when customers of Verizon Wireless use the network of the Partnership or roaming cost when the Partnership’s customers use the network of Verizon Wireless; (3) certain revenues and expenses that are processed or incurred by Verizon Wireless are allocated to the Partnership principally based on total subscribers in 2018 and 2017 and based on factors such as total subscribers,  the Partnership’s percentage of revenue streams  and gross customer additions or minutes of use in 2016; (4) certain costs of operating switches that are allocated to the Partnership; and (5)  service arrangements with Verizon Wireless where the Partnership has the ability to utilize certain spectrum.

These transactions do not necessarily represent arm’s-length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a stand-alone basis. Verizon Wireless periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs and selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant, other than the roaming revenue and cost impacts discussed below.

Service revenues – Service revenues include monthly customer billings processed by Verizon Wireless on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2018, 2017 and 2016, roaming revenues were $64,466, $77,223 and $52,832, respectively. During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller roaming revenue, resulting in a net increase of $954 in roaming revenue as compared to prior periods. Service revenues also include usage and certain revenue reductions, including revenue concessions and bill incentive credits, that are processed by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.

Equipment revenues – Equipment revenues include equipment sales processed by Verizon Wireless and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and equipment manufacturer rebates that are processed by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also recognizes commission revenue on the sale of devices to customers whose service contract is with an affiliate market.

Cost of service – Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. For the years ended December 31, 2018, 2017 and 2016 roaming costs were $44,586, $41,335 and $28,228 and switch costs were $1,513, $1,653 and $1,857, respectively. During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming amounts charged for postpaid, prepaid and reseller roaming cost, resulting in a net decrease of $1,983 to roaming cost as compared to prior periods. Cost of service also includes cost of telecom and long-distance that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also has service arrangements to utilize additional spectrum owned by Verizon Wireless. See Notes 2 and 9 for further information regarding these arrangements.

Cost of equipment – Cost of equipment is recorded at Verizon Wireless’s cost basis (see Note 2). Cost of equipment includes certain costs related to handsets, accessories and other costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.

Selling, general and administrative – Selling, general and administrative expenses include commissions, customer billing, customer care, and salaries that are specifically identified to the Partnership, as well as costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership was allocated $1,280, $1,328 and $1,875 in advertising costs for the years ended December 31, 2018, 2017 and 2016, respectively.

Property, plant and equipment – Property, plant and equipment includes assets purchased by Verizon Wireless and directly charged to the Partnership, as well as assets transferred between Verizon Wireless and the Partnership (see Note 2).

9.COMMITMENTS

Verizon Wireless, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in their operations. Lease contracts include renewal options that include rent payment adjustments based on the Consumer Price Index, as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2018, 2017 and 2016, the Partnership incurred a total of $5,514, $5,229 and $5,189, respectively, of rent expense related to these operating leases, which is included in cost of service and selling, general and administrative expenses in the accompanying statements of income depending on the nature of the facility and equipment.

Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring, for the years shown are as follows:

Years (Unaudited)	Amount
2019	$4,402
2020	4,233
2021	4,182
2022	4,224
2023	4,265
2024 and thereafter	16,310

Total minimum payments	$37,616

The Partnership has also entered into certain agreements with Verizon Wireless to utilize certain spectrum from Verizon Wireless that overlaps the Texas #17 rural service area. Total expense under these spectrum service arrangements amounted to $949, $935, and $817 in 2018, 2017, and 2016, respectively, which is included in Cost of service in the statements of income.

Based on the terms of these service arrangements as of December 31, 2018, future spectrum service arrangement obligations to Verizon Wireless are as follows:

Years (Unaudited)	Amount
2019	$777
2020	605
2021	607
2022	608
2023	609
2024 and thereafter	4,268

Total minimum payments	$7,474

10.CONTINGENCIES

Verizon Wireless and the Partnership are subject to lawsuits and other claims, including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes and claims involving relations with resellers and agents. Verizon Wireless is also currently defending lawsuits filed against it and other participants in the wireless industry, alleging various adverse effects as a result of wireless phone usage. Various consumer class-action lawsuits allege that Verizon Wireless violated certain state consumer-protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Verizon Wireless and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and the outcomes are not currently predictable.

The Partnership may incur or be allocated a portion of the damages that may result upon adjudication of these matters, if the claimants prevail in their actions. At December 31, 2018 and 2017, the Partnership had no accrual for any pending matters. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2018 cannot be made at this time due to various factors typical in contested proceedings, including: (1) uncertain damage theories and demands; (2) a less-than-complete, factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators and (4) the unpredictable nature of the opposing party and its demands. Verizon Wireless and the Partnership continuously monitor these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.