Form 10-Q
period 2019-03-31
Consolidated Communications Holdings, Inc.
filed 2019-04-26
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Yes                No   X

On April 22, 2019, the registrant had 72,098,390 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended
	March 31,
	2019	2018
Net revenues	$338,649	$356,039

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	148,319	152,916
Selling, general and administrative expenses	74,367	85,985
Depreciation and amortization	99,243	107,899
Income from operations	16,720	9,239

Other income (expense):
Interest expense, net of interest income	(34,283)	(32,716)
Investment income	8,601	7,789
Other, net	(1,369)	242
Loss before income taxes	(10,331)	(15,446)

Income tax benefit	(3,145)	(4,248)

Net loss	(7,186)	(11,198)
Less: net income attributable to noncontrolling interest	79	100
Net loss attributable to common shareholders	$(7,265)	$(11,298)

Net loss per basic and diluted common shares attributable to common shareholders	$(0.11)	$(0.16)

Dividends declared per common share	$0.39	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended
	March 31,
	2019	2018

Net loss	$(7,186)	$(11,198)
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service credit to earnings, net of tax	1,026	922
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(6,689)	4,737
Cumulative adjustment upon adoption of ASU 2017-12	(576)	-
Reclassification of realized (gain) loss to earnings, net of tax	(207)	265
Comprehensive loss	(13,632)	(5,274)
Less: comprehensive income attributable to noncontrolling interest	79	100
Total comprehensive loss attributable to common shareholders	$(13,711)	$(5,374)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,724	$9,599
Accounts receivable, net of allowance for doubtful accounts	132,326	133,136
Income tax receivable	11,027	11,072
Prepaid expenses and other current assets	45,801	44,336
Total current assets	195,878	198,143

Property, plant and equipment, net	1,897,064	1,927,126
Investments	112,038	110,853
Goodwill	1,035,274	1,035,274
Customer relationships, net	212,638	228,959
Other intangible assets	11,205	11,483
Other assets	59,948	23,423
Total assets	$3,524,045	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,005	$32,502
Advance billings and customer deposits	50,529	47,724
Dividends payable	27,934	27,579
Accrued compensation	54,566	64,459
Accrued interest	17,961	9,232
Accrued expense	78,690	71,650
Current portion of long-term debt and finance lease obligations	29,343	30,468
Total current liabilities	285,028	283,614

Long-term debt and finance lease obligations	2,308,099	2,303,585
Deferred income taxes	182,593	188,129
Pension and other post-retirement obligations	306,663	314,134
Other long-term liabilities	65,498	30,145
Total liabilities	3,147,881	3,119,607

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 72,110,187 and 71,187,301 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	721	712
Additional paid-in capital	487,203	513,070
Accumulated deficit	(58,099)	(50,834)
Accumulated other comprehensive loss, net	(59,658)	(53,212)
Noncontrolling interest	5,997	5,918
Total shareholders’ equity	376,164	415,654
Total liabilities and shareholders’ equity	$3,524,045	$3,535,261

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2017	70,777	$708	$615,662	$—	$(48,083)	$5,655	$573,942
Cash dividends on common stock	—	—	(25,243)	(2,359)	—	—	(27,602)
Shares issued under employee plan, net of forfeitures	475	5	(5)	—	—	—	—
Non-cash, share-based compensation	—	—	678	—	—	—	678
Other comprehensive income (loss)	—	—	—	—	5,924	—	5,924
Cumulative adjustment: adoption of ASC 606	—	—	—	2,359	—	—	2,359
Net income (loss)	—	—	—	(11,298)	—	100	(11,198)
Balance at March 31, 2018	71,252	$713	$591,092	$(11,298)	$(42,159)	$5,755	$544,103

Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,356)	(576)	—	—	(27,932)
Shares issued under employee plan, net of forfeitures	923	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	1,498	—	—	—	1,498
Other comprehensive income (loss)	—	—	—	—	(6,446)	—	(6,446)
Cumulative adjustment: adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(7,265)	—	79	(7,186)
Balance at March 31, 2019	72,110	$721	$487,203	$(58,099)	$(59,658)	$5,997	$376,164

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2019	2018

Net cash provided by operating activities	$74,997	$90,842

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(53,394)	(60,808)
Proceeds from sale of assets	865	144
Distributions from investments	329	233
Net cash used in investing activities	(52,200)	(60,431)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	51,000	27,000
Payment of finance lease obligations	(3,507)	(2,923)
Payment on long-term debt	(45,588)	(31,588)
Dividends on common stock	(27,577)	(27,417)
Net cash used in financing activities	(25,672)	(34,928)
Change in cash and cash equivalents	(2,875)	(4,517)
Cash and cash equivalents at beginning of period	9,599	15,657
Cash and cash equivalents at end of period	$6,724	$11,140

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

Leveraging our advanced fiber network spanning more than 37,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of March 31, 2019, we had approximately 887,000 voice connections, 781,000 data connections and 91,000 video connections.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2018 Annual Report on Form 10-K filed with the SEC.

Divestitures

On July 31, 2018, we completed the sale of all of the issued and outstanding stock of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”) for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  The sale of Peoples has not been reported as discontinued operations in the condensed consolidated statements of operations as the annual revenue of these operations is less than 1% of the consolidated operating revenues.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases using the optional transitional method.  ASU 2016-02 establishes a new lease accounting model for leases, which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet but lease expense will be recognized on the income statement in a manner similar to previous requirements.  Under the optional transitional method, the new standard is applied using the modified retrospective approach on the date of adoption.  Prior years presented have not been adjusted for ASU 2016-02 and continue to be reported in accordance with our historical accounting policy.

As part of the adoption, we elected the package of practical expedients permitted under the new lease standard, which among other things, allows us to carry forward the historical lease classification.  As a result, there was no impact to opening retained earnings.  We elected the practical expedient to combine lease and non-lease components, as well as the practical expedient related to land easements, which allows us to carry forward our accounting treatment for land easements in existing agreements.  We also made an accounting policy election to not recognize right-of-use assets and lease liabilities on the balance sheet for leases with a term of 12 months or less and will recognize lease payments as an expense on a straight-line basis over the lease term.

The adoption of the new lease standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $30.9 million for historical operating leases, while our accounting for historical finance leases remained substantially unchanged.  The adoption of the new lease standard did not have a material impact on our consolidated statements of operations, consolidated statements of cash flows or our debt-covenant compliance under our current agreements.  For additional information on leases and the impact of the new lease standard, refer to Note 8.

Effective January 1, 2019, we adopted ASU No. 2018-07 (“ASU 2018-07”), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees to align the accounting guidance for both employee and nonemployee share-based transactions.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2019, we adopted ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. Tax effects in accumulated other comprehensive loss are established at the currently enacted tax rate and reclassified to earnings in the same period that the related pre-tax items included in accumulated other comprehensive loss are recognized.  The adoption of this guidance did not have any impact on our condensed consolidated financial statements and related disclosures as we did not make the optional election for reclassification of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings.

Effective January 1, 2019, we adopted ASU No. 2017-12 (“ASU 2017-12”), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception.  ASU 2017-12 was adopted using the modified retrospective transition approach, except for the amended presentation and disclosure requirements, which are applied prospectively.  Upon adoption of ASU 2017-12, we recognized a cumulative adjustment of $0.6 million, net of tax, from accumulated other comprehensive loss to opening retained earnings.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Reclassifications

Certain amounts in our 2018 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.  REVENUE

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

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring a good or service to the customer.  This amount is generally equal to the market price of the goods and/or services promised in the contract and may include promotional discounts.  The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees.  Conversely, nonrefundable upfront fees, such as service activation and set-up fees, are included in the transaction price.  In determining the transaction price, we consider our enforceable rights and obligations within the contract.  We do not consider the possibility of a contract being cancelled, renewed or modified.

The transaction price is allocated to each performance obligation based on the standalone selling price of the good or service, net of the related discount, as applicable.

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer as described below.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2019 and 2018:

	Quarter Ended
	March 31,
(In thousands)	2019	2018
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$88,126	$86,025
Voice services	48,070	52,161
Other	15,176	11,863
	151,372	150,049
Consumer:
Broadband (VoIP and Data)	63,085	63,111
Video services	20,736	22,834
Voice services	45,879	52,062
	129,700	138,007
Subsidies	18,159	25,255
Network access	36,591	39,715
Other products and services	2,827	3,013
Total operating revenues	$338,649	$356,039

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

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Quarter Ended
	March 31,
(In thousands)	2019	2018
Accounts receivable, net	$132,326	$134,496
Contract assets	13,897	4,527
Contract liabilities	55,212	47,269

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the quarters ended March 31, 2019 and 2018, the Company recognized expense of $1.2 million and $0.4 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended March 31, 2019 and 2018, the Company deferred and recognized revenues of $94.0 million and $87.3 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASU No. 2014-09 (also known as ASC 606), Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2019.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.
2.	Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

The Company has elected these practical expedients.  As mentioned above, performance obligations related to our service revenue contracts are generally recognized over time.  For services transferred over time, revenue is recognized based on amounts invoiced to the customer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the customer.  Management considers this a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract.  As such, revenue related to unsatisfied performance obligations that will be billed in future periods has not been disclosed.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two‑class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2019	2018
Net loss	$(7,186)	$(11,198)
Less: net income attributable to noncontrolling interest	79	100
Loss attributable to common shareholders before allocation of earnings to participating securities	(7,265)	(11,298)
Less: earnings allocated to participating securities	457	221
Net loss attributable to common shareholders, after earnings allocated to participating securities	$(7,722)	$(11,519)

Weighted-average number of common shares outstanding	70,813	70,598

Net loss per common share attributable to common shareholders - basic and diluted	$(0.11)	$(0.16)

Diluted EPS attributable to common shareholders for the quarters ended March 31, 2019 and 2018 excludes 0.7 million and 0.3 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.

4.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Cash surrender value of life insurance policies	$2,579	$2,371
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,910	9,051
Other	298	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	18,532	17,800
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,841	7,786
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	29,478	29,147
Totals	$112,038	$110,853

Investments at Cost

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No factors of impairment existed for any of the investments during the quarters ended March 31, 2019 or 2018.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended March 31, 2019 and 2018, we received cash distributions from these partnerships totaling $3.3 million and $3.0 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the three months ended March 31, 2018.  For the quarters ended March 31, 2019 and 2018, we received cash distributions from these partnerships totaling $4.0 million and $6.5 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows:

		As of March 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$1,352	$—	$1,352	$—
Long-term interest rate swap assets	4	—	4	—
Long-term interest rate swap liabilities	(13,714)	—	(13,714)	—
Total	$(12,358)	$—	$(12,358)	$—

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$2,465	$—	$2,465	$—
Long-term interest rate swap assets	1,524	—	1,524	—
Long-term interest rate swap liabilities	(6,647)	—	(6,647)	—
Total	$(2,658)	$—	$(2,658)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019		As of December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$55,851	n/a	$54,733	n/a
Investments, at cost	$53,608	n/a	$53,749	n/a
Long-term debt, excluding finance leases	$2,321,010	$2,182,193	$2,315,077	$2,155,127

Cost & Equity Method Investments

Our investments as of March 31, 2019 and December 31, 2018 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6.    LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Senior secured credit facility:
Term loans, net of discounts of $6,650 and $6,994 at March 31, 2019 and December 31, 2018, respectively	$1,791,825	$1,796,068
Revolving loan	32,000	22,000
6.50% Senior notes due 2022, net of discount of $2,815 and $2,991 at March 31, 2019 and December 31, 2018, respectively	497,185	497,009
	2,321,010	2,315,077
Less: current portion of long-term debt	(18,350)	(18,350)
Less: deferred debt issuance costs	(10,694)	(11,386)
Total long-term debt	$2,291,966	$2,285,341

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

The Incremental Term Loan was issued in an original aggregate principal amount of $935.0 million and included an original issue discount of 0.50%, which is being amortized over the term of the loan. The Incremental Term Loan has the same maturity date and interest rate as the Initial Term Loan and requires quarterly principal payments of $2.34 million.

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2019, the borrowing margin for the three month period ending June  30, 2019 will be at a weighted-average margin of 3.00%  for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2019, borrowings of $32.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $20.0 million and alternate base rate borrowings of $12.0 million. At December 31, 2018,  there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $16.2 million were outstanding under our revolving credit facility as of March 31, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2019,  $61.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.53% and 5.54% as of March 31, 2019 and December 31, 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2019, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2019, and including the $27.9 million dividend payable on May 1, 2019, we had $310.1 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends, should we be making dividend payments as of such time, on our common stock unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any such dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of March 31, 2019, our total net leverage ratio under the Credit Agreement was 4.43:1.00, and our interest coverage ratio was 3.85:1.00.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and the majority of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2019, this ratio was 4.49:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $571.8 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2019 and payable on May 1, 2019, there was $1,145.1 million of the $1,716.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2019.  As of March 31, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates. Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed‑rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  Derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets.  We may designate certain of our interest rate swaps as cash flow hedges of our expected future interest payments.  For derivative instruments designated as a cash flow hedge, the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings. When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, including those that have been de-designated, changes in fair value are recognized on a current basis in earnings.    Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our condensed consolidated statements of cash flows.

The following interest rate swaps were outstanding as of March 31, 2019:

	Notional
(In thousands)	Amount	2019 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$650,000	Prepaid expenses and other current assets	$1,352
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other assets	4
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(10,719)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(2,995)
Total Fair Values			$(12,358)

Our interest rate swap agreements mature on various dates between September 2019 and July 2023.  The forward-starting interest rate swap agreements, each with a term of one year, become effective in July 2019 and July 2020.

The following interest rate swaps were outstanding as of December 31, 2018:

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

During the quarter ended March 31, 2018, we entered into an interest rate swap agreement with a notional value of $500.0 million and a term of five years.  The interest rate swap agreement was designated as a cash flow hedge.  On March 12, 2018, we completed a syndication of a portion of the $500.0 million interest rate swap agreement with five new counterparties.  On the date of the syndication, the interest rate swap agreements were de-designated due to changes in critical terms as a result of the syndication.  Prior to de-designation, the  change in fair value of the interest rate swap was recognized in AOCI.  The balance of the unrealized loss included in AOCI as of the date the swaps were de-designated is being amortized to earnings over the remaining term of the interest rate swap agreements.  Changes in fair value of the de-designated swaps were immediately recognized in earnings as interest expense prior to the re-designation date.  During the quarter ended June 30, 2018, the interest rate swap agreements were re-designated as a cash flow hedge.  During the three months ended March 31, 2018, a loss of $2.9 million was recognized in interest expense for the change in fair value of the de-designated swaps.

As of March 31, 2019 and December 31, 2018, the total pre-tax unrealized (losses) and gains related to our interest rate swap agreements included in AOCI was $(7.0) million and $3.2 million, respectively.  From the balance in AOCI as of March 31, 2019, we expect to recognize a gain of approximately $0.1 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

Quarter Ended
March 31,
(In thousands)	2019
Unrealized loss recognized in AOCI, pretax	$(9,053)
Deferred gains reclassified from AOCI to interest expense	$280

8.  LEASES

We have entered into various leases for certain facilities, land, underground conduit, colocations, and equipment used in our operations.  For leases with a term greater than 12 months, we recognize a right-to-use asset and a lease liability based on the present value of lease payments over the lease term.  The leases have remaining lease terms of one year to 90 years and may include one or more options to renew, which can extend the lease term from one to five years or more. Lease expense is recognized on a straight-line basis over the lease term.

As most of our leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.  We use the implicit rate when a rate is readily determinable.  Our leases may also include scheduled rent increases and options to extend or terminate the lease which is included in the determination of lease payments when it is reasonably certain that we will exercise that option.  For all asset classes, we do not separate lease and nonlease components, as such we account for the components as a single lease component.

Leases with an initial term of 12 months or less are not recogninzed on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the condensed consolidated statements of operations for the three months ended March 31, 2019.  Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at March 31, 2019:

(In thousands)	Balance Sheet Classification	March 31, 2019
Operating leases
Operating lease right-of-use assets	Other assets	$29,201
Current lease liabilities	Accrued expense	$(6,236)
Noncurrent lease liabilities	Other long-term liabilities	$(23,016)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $38,553	Property, plant and equipment, net	$24,751
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(10,993)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(16,133)

Weighted-average remaining lease term
Operating leases		5.5 years
Finance leases		4.2 years
Weighted-average discount rate
Operating leases		7.20%
Finance leases		7.03%

The components of lease expense for the quarter ended March 31, 2019 consisted of the following:

Quarter Ended
(In thousands)	March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$3,533
Interest on lease liabilities	528
Operating lease cost	2,230
Variable lease cost	781
Total lease cost	$7,072

The following table presents supplemental cash flow information related to leases for the quarter ended March 31, 2019:

Quarter Ended
(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,179
Operating cash flows for finance leases	528
Financing cash flows for finance leases	3,507
Right-of-use assets obtained in exchange for new finance lease liabilities	271

At March 31, 2019, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2019	$6,275	$9,873
2020	7,519	8,414
2021	4,987	3,582
2022	4,284	2,591
2023	2,643	1,489
Thereafter	6,585	6,405
Total lease payments	32,293	32,354
Less: Interest	(3,041)	(5,228)
	$29,252	$27,126

Our finance leases include lease agreements for the occupancy of three buildings with LATEL LLC, a related party entity as of March 31, 2019.  The lease agreements mature on May 31, 2021 and require total remaining rental payments of $1.8 million as of March 31, 2019.

Lessor

We have various arrangements for use of our network assets including tower space, certain colocation and dark fiber arrangements for which we are the lessor. These leases meet the criteria for operating lease classification.  Lease income associated with these leases is not material.  Occasionally, we enter into dark fiber arrangements where the term may be for a major part of the asset’s remaining economic life, which meet the criteria for sales-type lease classification.  During the quarter ended March 31, 2019, we did not enter into any sales-type lease arrangements.

As part of the adoption, we elected the practical expedient to combine lease and non-lease components in our lessor arrangements.  We have arrangements where the non-lease component associated with the lease component is the predominant component in the contract, such as in revenue contracts that involve the customer leasing equipment from us.  In such cases, we account for the combined component in accordance with ASC 606 as the service component is the predominant component in the contract.

9.  EQUITY

Dividends

Our Board of Directors declared quarterly dividends of approximately $0.38738 per share during 2018.  On February 18, 2019, the Board of Directors declared a dividend of approximately $0.38738 per share, payable on May 1, 2019 to stockholders of record on April 15, 2019.

On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2019 and 2018:

	Quarter Ended
	March 31,
(In thousands)	2019	2018
Restricted stock	$927	$435
Performance shares	571	243
Total	$1,498	$678

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2019, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $16.9 million and will be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes the RSA and PSA activity for the three-month period ended March 31, 2019:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2018	338,771	$14.31	35,626	$21.97
Shares granted	551,214	$9.87	371,672	$9.86
Non-vested shares outstanding - March 31, 2019	889,985	$11.56	407,298	$10.92

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three-month period ended March 31, 2019:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2018	$(55,514)	$2,302	$(53,212)
Other comprehensive loss before reclassifications	—	(6,689)	(6,689)
Cumulative adjustment upon adoption of ASU 2017-12	—	(576)	(576)
Amounts reclassified from accumulated other comprehensive loss	1,026	(207)	819
Net current period other comprehensive income (loss)	1,026	(7,472)	(6,446)
Balance at March 31, 2019	$(54,488)	$(5,170)	$(59,658)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2019	2018	Statement of Income
Amortization of pension and post-retirement items:
Prior service (cost) credit	$(798)	$199	(a)
Actuarial loss	(595)	(1,451)	(a)
	(1,393)	(1,252)	Total before tax
	367	330	Tax benefit
	$(1,026)	$(922)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$280	$(356)	Interest expense
	(73)	91	Tax (expense) benefit
	$207	$(265)	Net of tax

(a) These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans.  See Note 10 for further discussion regarding our pension and other post-retirement benefit plans.

10.  PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor three qualified defined benefit pension plans that are non-contributory covering substantially all of our hourly employees under collective bargaining agreements who fulfill minimum age and service requirements and certain salaried employees.  The defined benefit pension plans are closed to all new entrants. In November 2018, a defined benefit pension plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements effective as of March 31, 2019. Consequently, as of April 1, 2019 all of our defined benefit pension plans are now frozen to all current employees, and no additional monthly pension benefits will accrue under those plans.

We also have two non-qualified supplemental retirement plans (the “Supplemental Plans” and, together with the defined benefit pension plans, the “Pension Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction of the amount that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans are frozen so that no person is eligible to become a new participant.  These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters ended March 31, 2019 and 2018:

	Quarter Ended
	March 31,
(In thousands)	2019	2018
Service cost	$11	$1,535
Interest cost	7,661	7,139
Expected return on plan assets	(8,671)	(9,667)
Net amortization loss	703	1,472
Net prior service cost (credit) amortization	30	(61)
Net periodic pension (benefit) cost	$(266)	$418

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for each of the quarters ended March 31, 2019 and 2018. The net present value of the remaining obligations was approximately $1.5 million and $1.6 million as of March 31, 2019 and December 31, 2018, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees.  We did not recognize any life insurance proceeds during the quarters ended March 31, 2019 and 2018.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.6 and $2.4 million as of March 31, 2019 and December 31, 2018, respectively.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans are frozen so that no person is eligible to become a new participant.  Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed.  Covered expenses for retiree health benefits are paid as they are incurred.  Post-retirement life insurance benefits are fully insured.  A majority of the healthcare plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, a plan acquired in the purchase of another company is funded by assets that are separately designated within the Pension Plans for the sole purpose of providing payments of retiree medical benefits for this specific plan.

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters ended March 31, 2019 and 2018:

	Quarter Ended
	March 31,
(In thousands)	2019	2018
Service cost	$117	$127
Interest cost	1,144	1,029
Expected return on plan assets	(43)	(36)
Net amortization gain	(108)	(21)
Net prior service cost (credit) amortization	768	(138)
Net periodic post-retirement benefit cost	$1,878	$961

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $26.3 million to our Pension Plans and $9.5 million to our Post-retirement Plans in 2019.  As of March 31, 2019, we have contributed $5.7 million and $1.9 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

11.  INCOME TAXES

Our unrecognized tax benefits as of each of March 31, 2019 and December 31, 2018 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of March 31, 2019 and December 31, 2018.   We do not expect any material change in our unrecognized tax benefits during the remainder of 2019.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2019, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2015 through 2017. The periods subject to examination for our state returns are years 2014 through 2017.  We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 30.4% and 27.5% for the quarters ended March 31, 2019 and 2018, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

12.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Local Switching Support

In 2015, our subsidiary, FairPoint Communications, Inc., which we acquired in July 2017 (“FairPoint”), filed a petition (the “Petition”) with the Federal Communications Commission (“FCC”) asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen Local Switching Support (“LSS”) from FairPoint’s intercarrier compensation (“ICC”) Eligible Recovery for FairPoint’s rate of return Incumbent Local Exchange Carriers (“ILECs”) that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s Connect America Fund (“CAF”) funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen Universal Service Fund (“USF”) support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.  This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 was approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the first quarter of 2018, we recognized subsidies revenue of $4.9 million and a contingent asset of $8.4 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against certain subsidiaries of the Company including FairPoint, and many other Local Exchange Carriers (collectively, “LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from these LECs through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $4.8 million and cover periods dating back as far as 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “U.S. District Court”).

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

Relatedly, in 2016, numerous LECs across the country, including a number of our legacy Consolidated and FairPoint LEC entities, filed complaints in various U.S. district courts against Level 3 Communications, LLC and certain of its affiliates (collectively, “Level 3”) for its failure to pay access charges for certain calls that the November 2015 Order held could be assessed by LECs.  The Company’s LEC entities, including FairPoint, sought from Level 3 a total amount of at least $2.3 million, excluding attorneys’ fees.  These complaint cases were transferred to and included in the above-referenced consolidated proceeding before the U.S. District Court.  Level 3 filed a Motion to Dismiss these complaints that, in part, repeated arguments, which the November 2015 Order rejected.  On March 22, 2017, the U.S. District Court denied Level 3’s Motion to Dismiss.

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

On July 17, 2018, the U.S. District Court entered a judgment of $0.7 million in favor of our legacy Consolidated LEC entities and against Level 3.  Level 3 filed a notice of appeal of this judgment with the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) on July 24, 2018.  On August 15, 2018, the U.S. District Court entered a judgment of over $1.2 million in favor of our FairPoint LEC entities and against Level 3.  Level 3 filed a notice of appeal of this judgment with the Fifth Circuit on August 20, 2018.  On September 21, 2018, all of our LECs entered into a settlement agreement with Level 3 to resolve the dispute with respect to all past-due amounts at issue in the litigation.  The settlement did not result in a material impact to our financial statements.  As part of the settlement, the parties filed on October 18, 2018 joint stipulations to dismiss with prejudice the related complaints by our LECs against Level 3 with the U.S. District Court and a joint motion to voluntarily dismiss the Level 3 appeal against our LECs with the Fifth Circuit.  The Fifth Circuit granted this motion on October 25, 2018 by dismissing the Level 3 appeal.

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

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for the Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years 2008 through 2016.  For our CCES and CCPA subsidiaries, the total additional tax liabilities calculated by the DOR auditors for the tax years 2008 through 2016, including interest, are approximately $6.2 million and $7.5 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals for the tax years 2008 through 2016, contesting these audit assessments.  These cases remain pending and are in various stages of appeal.

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million.    We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at reduced tax liabilities for the tax years 2008 through 2013.  The settlement offers are currently under review and subject to negotiation with the Commonwealth of Pennsylvania.  The Commonwealth Court of Pennsylvania has imposed a deadline in June 2019 for the parties to reach an agreement and file stipulations for judgment.  While we continue to believe a settlement of all disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the tax years 2014 through 2018, we have reserved $3.3 million and $1.5 million, including interest, for our CCES and CCPA subsidiaries, respectively.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.

13.  SUBSEQUENT EVENTS

On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

14.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, condensed consolidating statements of operations for the quarters ended March 31, 2019 and 2018 and condensed consolidating statements of cash flows for the three-month periods ended March 31, 2019 and 2018 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	March 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,779	$1,944	$1	$—	$6,724
Accounts receivable, net	—	—	123,549	8,828	(51)	132,326
Income taxes receivable	7,500	5,605	—	—	(2,078)	11,027
Prepaid expenses and other current assets	—	1,352	44,152	297	—	45,801
Total current assets	7,500	11,736	169,645	9,126	(2,129)	195,878

Property, plant and equipment, net	—	—	1,831,450	65,614	—	1,897,064

Intangibles and other assets:
Investments	—	8,863	103,175	—	—	112,038
Investments in subsidiaries	3,575,666	3,493,145	16,162	—	(7,084,973)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	212,638	—	—	212,638
Other intangible assets	—	—	2,118	9,087	—	11,205
Advances due to/from affiliates, net	—	2,401,396	760,890	102,755	(3,265,041)	—
Deferred income taxes	77,019	2,001	—	—	(79,020)	—
Other assets	3,011	3	56,275	659	—	59,948
Total assets	$3,663,196	$5,917,144	$4,121,446	$253,422	$(10,431,163)	$3,524,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$26,005	$—	$—	$26,005
Advance billings and customer deposits	—	—	49,156	1,373	—	50,529
Dividends payable	27,934	—	—	—	—	27,934
Accrued compensation	—	—	53,756	810	—	54,566
Accrued interest	—	17,097	864	—	—	17,961
Accrued expense	54	55	77,302	1,330	(51)	78,690
Current portion of long term debt and finance lease obligations	—	18,350	10,837	156	—	29,343
Income tax payable	—	—	887	1,191	(2,078)	—
Total current liabilities	27,988	35,502	218,807	4,860	(2,129)	285,028

Long-term debt and finance lease obligations	—	2,291,966	15,919	214	—	2,308,099
Advances due to/from affiliates, net	3,265,041	—	—	—	(3,265,041)	—
Deferred income taxes	—	—	239,715	21,898	(79,020)	182,593
Pension and postretirement benefit obligations	—	—	289,810	16,853	—	306,663
Other long-term liabilities	—	14,009	50,572	917	—	65,498
Total liabilities	3,293,029	2,341,477	814,823	44,742	(3,346,190)	3,147,881
Shareholders’ equity:
Common Stock	721	—	17,411	30,000	(47,411)	721
Other shareholders’ equity	369,446	3,575,667	3,283,215	178,680	(7,037,562)	369,446
Total Consolidated Communications Holdings, Inc. shareholders’ equity	370,167	3,575,667	3,300,626	208,680	(7,084,973)	370,167
Noncontrolling interest	—	—	5,997	—	—	5,997
Total shareholders’ equity	370,167	3,575,667	3,306,623	208,680	(7,084,973)	376,164
Total liabilities and shareholders’ equity	$3,663,196	$5,917,144	$4,121,446	$253,422	$(10,431,163)	$3,524,045

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,616	$—	$1	$(18)	$9,599
Accounts receivable, net	—	—	122,743	10,430	(37)	133,136
Income taxes receivable	10,272	—	790	10	—	11,072
Prepaid expenses and other current assets	—	2,465	41,547	324	—	44,336
Total current assets	10,272	12,081	165,080	10,765	(55)	198,143

Property, plant and equipment, net	—	—	1,861,009	66,117	—	1,927,126

Intangibles and other assets:
Investments	—	8,673	102,180	—	—	110,853
Investments in subsidiaries	3,587,612	3,505,477	15,949	—	(7,109,038)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	228,959	—	—	228,959
Other intangible assets	—	—	2,396	9,087	—	11,483
Advances due to/from affiliates, net	—	2,379,079	760,310	97,898	(3,237,287)	—
Deferred income taxes	76,758	—	—	—	(76,758)	—
Other assets	—	1,524	18,237	651	3,011	23,423
Total assets	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$32,502	$—	$—	$32,502
Advance billings and customer deposits	—	—	46,316	1,408	—	47,724
Dividends payable	27,579	—	—	—	—	27,579
Accrued compensation	—	—	63,688	771	—	64,459
Accrued interest	—	8,430	802	—	—	9,232
Accrued expense	40	37	70,365	1,263	(55)	71,650
Current portion of long term debt and finance lease obligations	—	18,350	11,968	150	—	30,468
Total current liabilities	27,619	26,817	225,641	3,592	(55)	283,614

Long-term debt and finance lease obligations	—	2,285,341	17,988	256	—	2,303,585
Advances due to/from affiliates, net	3,237,287	—	—	—	(3,237,287)	—
Deferred income taxes	—	122	239,880	21,874	(73,747)	188,129
Pension and postretirement benefit obligations	—	—	295,815	18,319	—	314,134
Other long-term liabilities	—	6,942	22,305	898	—	30,145
Total liabilities	3,264,906	2,319,222	801,629	44,939	(3,311,089)	3,119,607
Shareholders’ equity:
Common Stock	712	—	17,411	30,000	(47,411)	712
Other shareholders’ equity	409,024	3,587,612	3,298,255	175,760	(7,061,627)	409,024
Total Consolidated Communications Holdings, Inc. shareholders’ equity	409,736	3,587,612	3,315,666	205,760	(7,109,038)	409,736
Noncontrolling interest	—	—	5,918	—	—	5,918
Total shareholders’ equity	409,736	3,587,612	3,321,584	205,760	(7,109,038)	415,654
Total liabilities and shareholders’ equity	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended March 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$329,278	$12,469	$(3,098)	$338,649
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	147,801	3,506	(2,988)	148,319
Selling, general and administrative expenses	1,655	(193)	70,600	2,415	(110)	74,367
Depreciation and amortization	—	—	96,781	2,462	—	99,243
Operating income (loss)	(1,655)	193	14,096	4,086	—	16,720
Other income (expense):
Interest expense, net of interest income	(28)	(34,088)	(167)	—	—	(34,283)
Intercompany interest income (expense)	—	14,727	(14,708)	(19)	—	—
Investment income	—	190	8,411	—	—	8,601
Equity in earnings of subsidiaries, net	(6,076)	7,242	213	—	(1,379)	—
Other, net	(3)	56	(1,408)	(14)	—	(1,369)
Income (loss) before income taxes	(7,762)	(11,680)	6,437	4,053	(1,379)	(10,331)
Income tax expense (benefit)	(497)	(5,604)	1,756	1,200	—	(3,145)
Net income (loss)	(7,265)	(6,076)	4,681	2,853	(1,379)	(7,186)
Less: net income attributable to noncontrolling interest	—	—	79	—	—	79
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(7,265)	$(6,076)	$4,602	$2,853	$(1,379)	$(7,265)

Total comprehensive income (loss) attributable to common shareholders	$(13,711)	$(12,522)	$5,560	$2,921	$4,041	$(13,711)

	Quarter Ended March 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$344,311	$14,877	$(3,149)	$356,039
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	151,762	4,201	(3,047)	152,916
Selling, general and administrative expenses	1,312	—	81,537	3,238	(102)	85,985
Depreciation and amortization	—	—	105,288	2,611	—	107,899
Operating income (loss)	(1,312)	—	5,724	4,827	—	9,239
Other income (expense):
Interest expense, net of interest income	(26)	(32,932)	192	50	—	(32,716)
Intercompany interest income (expense)	—	14,727	(14,712)	(15)	—	—
Investment income	—	178	7,611	—	—	7,789
Equity in earnings of subsidiaries, net	(10,311)	2,975	423	—	6,913	—
Other, net	—	—	223	19	—	242
Income (loss) before income taxes	(11,649)	(15,052)	(539)	4,881	6,913	(15,446)
Income tax expense (benefit)	(351)	(4,741)	(440)	1,284	—	(4,248)
Net income (loss)	(11,298)	(10,311)	(99)	3,597	6,913	(11,198)
Less: net income attributable to noncontrolling interest	—	—	100	—	—	100
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(11,298)	$(10,311)	$(199)	$3,597	$6,913	$(11,298)

Total comprehensive income (loss) attributable to common shareholders	$(5,374)	$(4,387)	$553	$3,767	$67	$(5,374)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Three Months Ended March 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(178)	$(9,043)	$77,551	$6,667	$74,997

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(51,617)	(1,777)	(53,394)
Proceeds from sale of assets	—	—	863	2	865
Distributions from investments	—	—	329	—	329
Net cash used in investing activities	—	—	(50,425)	(1,775)	(52,200)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	51,000	—	—	51,000
Payment of finance lease obligation	—	—	(3,471)	(36)	(3,507)
Payment on long-term debt	—	(45,588)	—	—	(45,588)
Dividends on common stock	(27,577)	—	—	—	(27,577)
Transactions with affiliates, net	27,755	(1,206)	(21,693)	(4,856)	—
Net cash provided by (used in) financing activities	178	4,206	(25,164)	(4,892)	(25,672)
Increase (decrease) in cash and cash equivalents	—	(4,837)	1,962	—	(2,875)
Cash and cash equivalents at beginning of period	—	9,616	(18)	1	9,599
Cash and cash equivalents at end of period	$—	$4,779	$1,944	$1	$6,724

	Three Months Ended March 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(707)	$(5,873)	$89,008	$8,414	$90,842

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(57,039)	(3,769)	(60,808)
Proceeds from sale of assets	—	—	142	2	144
Distributions from investments	—	—	233	—	233
Net cash used in investing activities	—	—	(56,664)	(3,767)	(60,431)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	27,000	—	—	27,000
Payment of finance lease obligation	—	—	(2,872)	(51)	(2,923)
Payment on long-term debt	—	(31,588)	—	—	(31,588)
Dividends on common stock	(27,417)	—	—	—	(27,417)
Transactions with affiliates, net	28,124	11,657	(35,186)	(4,595)	—
Net cash provided by (used in) financing activities	707	7,069	(38,058)	(4,646)	(34,928)
Increase (decrease) in cash and cash equivalents	—	1,196	(5,714)	1	(4,517)
Cash and cash equivalents at beginning of period	—	8,919	6,738	—	15,657
Cash and cash equivalents at end of period	$—	$10,115	$1,024	$1	$11,140

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2018 Annual Report on Form 10-K filed with the SEC.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.    Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2019 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to business and residential customers.  Our acquisition of FairPoint Communications, Inc. (“FairPoint”) in 2017 provides us significantly greater scale and an expanded fiber network which allows for additional growth opportunities and expansion.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber network and tailor our services by developing solutions to fit their specific needs and leveraging a value-based sales approach.  In 2018, we launched new, innovative business services in our northern New England markets including BusinessOne, a high-speed data and voice solution designed for small and medium-sized businesses; software defined wide area network (“SD-WAN”); and multi-protocol label switching (“MPLS”).  Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of March 31, 2019, approximately 42% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 mbps or less.  As part of our integration initiatives in 2018, we upgraded broadband speeds to more than 500,000 homes and small businesses across our northern New England service area.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers’ demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 9% as of March 31, 2019 compared to the same period in 2018.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of March 31, 2019 compared to the same period in 2018.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Recent Developments

Divestitures

On July 31, 2018, we completed the sale of all of the issued and outstanding stock of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”) for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  The sale of Peoples has not been reported as discontinued operations in the condensed consolidated statements of operations as the annual revenue of these operations is less than 1% of the consolidated operating revenues.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2019 and 2018.

Financial Data

	Quarter Ended March 31,
(In millions, except for percentages)	2019	2018	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$88.1	$86.0	$2.1	2%
Voice services	48.1	52.1	(4.0)	(8)
Other	15.2	11.9	3.3	28
	151.4	150.0	1.4	1
Consumer:
Broadband (Data and VoIP)	63.1	63.1	—	—
Video services	20.7	22.8	(2.1)	(9)
Voice services	45.9	52.1	(6.2)	(12)
	129.7	138.0	(8.3)	(6)
Subsidies	18.1	25.3	(7.2)	(28)
Network access	36.6	39.7	(3.1)	(8)
Other products and services	2.8	3.0	(0.2)	(7)
Total operating revenues	338.6	356.0	(17.4)	(5)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	148.3	152.9	(4.6)	(3)
Selling, general and administrative costs	74.4	86.0	(11.6)	(13)
Depreciation and amortization	99.2	107.9	(8.7)	(8)
Total operating expenses	321.9	346.8	(24.9)	(7)
Income from operations	16.7	9.2	7.5	82
Interest expense, net	(34.2)	(32.7)	(1.5)	(5)
Other income	7.2	8.1	(0.9)	(11)
Income tax benefit	(3.1)	(4.2)	(1.1)	(26)
Net loss	(7.2)	(11.2)	4.0	36
Net income attributable to noncontrolling interest	0.1	0.1	—	—
Net loss attributable to common shareholders	$(7.3)	$(11.3)	$4.0	35

Adjusted EBITDA (1)	$130.3	$135.4	$(5.1)	(4)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2019	2018	Change	% Change
Consumer customers	616,091	661,758	(45,667)	(7)%

Voice connections	887,357	955,419	(68,062)	(7)
Data connections	780,720	785,230	(4,510)	(1)
Video connections	91,269	100,570	(9,301)	(9)
Total connections	1,759,346	1,841,219	(81,873)	(4)%

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

Data and transport services revenues increased $2.1 million  during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to continued growth in Metro Ethernet and VoIP services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate. We are also a full service 9-1-1 provider and have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed over three million calls relying on the caller's location information for routing.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Voice services revenues decreased $4.0 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to a 6% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues increased $3.3 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in business system sales.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues were flat during the quarter ended March 31, 2019 compared to the same period in 2018 despite a decrease in data and VoIP connections of 5% and 10%, respectively, primarily as a result of price increases implemented during 2018.

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

Video services revenues decreased $2.1 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to a 10% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $6.2 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to a 10% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $7.2 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to a settlement for frozen local switching support (“LSS”) of $4.9 million recognized during the first quarter of 2018 as well as the scheduled reductions in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2018.  See the “Regulatory Matters” section below for further discussion of the LSS matter as well as the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $3.1 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenue.  Other products and services revenues decreased $0.2 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to a decline in telephone directory advertising revenue.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $4.6 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount through cost savings initiatives.  Pension costs also decreased as a result of the freezing of certain benefit plans in connection with new collective bargaining agreements ratified in 2018.  Access expense decreased due to a decline in usage and rates.  Video programming costs also decreased as a result of 9% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  However, cost of goods sold related to equipment sales increased as a result of an increase in business system sales in the current year period.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $11.6 million during the quarter ended March 31, 2019  compared to the same period in 2018 primarily due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount as well as a decrease in incentive compensation.  The decline in selling, general and administrative costs was also due to the operating synergies achieved in connection with the integration of FairPoint during 2018 which resulted in a reduction in operating costs and decline in integration and severance costs in 2019.  In addition, real estate taxes also decreased due to property tax abatements received in 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased $8.7 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to outside plant and network cable assets and certain intangibles becoming fully depreciated or amortized in 2018, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services as well as an increase in amortization expense for customer relationships.

Reclassifications

Certain amounts in our 2018 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, CAF and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for our price cap study areas and a nine year period for our rate of return study areas, and, as a result, we anticipate that our network access revenue for 2019 will be reduced by approximately $1.1 million.

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

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps per second down and 1 Mbps up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 and 2018 and currently is on target to achieve the 2019 milestone for all states where it operates.

The annual FCC price cap filing was made on June 18, 2018 and became effective on July 3, 2018.  This filing reflects incorporating the legacy  Consolidated and FairPoint holding companies, which changed the revenue threshold and amounts allocated to the price cap subsidiaries.  The changes allowed some properties to raise their access recovery charge rates and were offset by a decrease in CAF ICC support.  The net impact is an increase of $1.8 million in support funding for the July 2018 through June 2019 tariff period.

Local Switching Support

In 2015, our subsidiary, FairPoint, which we acquired in July 2017, filed a petition (the “Petition”) with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen LSS from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.  This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 was approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the first quarter of 2018, we recognized subsidies revenue of $4.9 million and a contingent asset of $8.4 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

In our price cap operations, we can continue to offer competitive BDS services under tariff or we can remove the services from tariff.  All competitive services must be de-tariffed within three years of the effective date of the BDS rules.  We have complete price flexibility for BDS services deemed competitive.  As of October 23, 2018, the FCC issued an order giving rate of return carriers the option to elect a similar regulatory framework for their BDS services beginning in July 2019 and we have elected this option for all of our rate of return companies.

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

New York

With the acquisition of FairPoint, we assumed grants from the NY Broadband Program (the “NYBB”).  In 2015, New York established the $500 million NYBB to provide state grant funding to support projects that deliver high-speed Internet access to unserved and underserved areas with a goal of achieving statewide broadband access in New York.

FairPoint received and accepted award letters in March 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants.  These grants supported, in part, the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory in 2018.  We accounted for the Phase 2 reimbursements as a contribution in aid of construction given the nature of the arrangement.    During the second quarter of 2017, a bid for Phase 3 grants was submitted by FairPoint, the final phase of the NYBB grants.  On January 31, 2018, the state notified us that we were awarded a portion of our Phase 3 bid.  However, based on a reduction in the number of locations awarded under the bid, we did not accept the Phase 3 grant.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by the end of 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  We met all of the regulatory commitments for 2017 and 2018, and we currently expect to achieve all of the regulatory commitments for 2019.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $1.5 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in variable interest rates in the current year.  The increase in interest expense was offset in part by a loss recognized on the change in the fair value of our re-designated interest rate swap agreements during the quarter ended March 31, 2018.

Other income decreased $0.9 million during the quarter ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in pension and post-retirement expense of $1.8 million.  However, investment income increased $0.8 million in the current year from our wireless partnership interests.

Income Taxes

The income tax benefit decreased $1.1 million during the quarter ended March 31, 2019 compared to the same period in 2018.  Our effective tax rate was 30.4% and 27.5% for the quarters ended March 31, 2019 and 2018, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net loss to adjusted EBITDA for the quarters ended March 31, 2019 and 2018:

	Quarter Ended
	March 31,
(In thousands, unaudited)	2019	2018
Net loss	$(7,186)	$(11,198)
Add (subtract):
Interest expense, net of interest income	34,283	32,716
Income tax benefit	(3,145)	(4,248)
Depreciation and amortization	99,243	107,899
EBITDA	123,195	125,169

Adjustments to EBITDA:
Other, net (1)	(1,672)	99
Investment distributions (2)	7,290	9,470
Non-cash, stock-based compensation (3)	1,498	678
Adjusted EBITDA	$130,311	$135,416

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

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents and, if needed, borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures, pay down long-term debt and invest in future business opportunities.

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$74,997	$90,842
Investing activities	(52,200)	(60,431)
Financing activities	(25,672)	(34,928)
Decrease in cash and cash equivalents	$(2,875)	$(4,517)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $75.0 million during the three-month period ended March 31, 2019, a decrease of $15.8 million compared to the same period in 2018.  Cash flows provided by operating activities decreased primarily as a result of a decline in earnings from a reduction in revenue.  Cash distributions received from our wireless partnerships also decreased $2.2 million during the quarter ended March 31, 2019 compared to the same period in 2018.  In addition, interest payments increased approximately $2.6 million from prior year due to an increase in variable interest rates.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $52.2 million during the three-month period ended March 31, 2019 and consisted primarily of cash used for capital expenditures.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $53.4 million during the three-month period ended March 31, 2019.  Capital expenditures for the remainder of 2019 are expected to be $157.0 million to $167.0 million, of which approximately 63% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2019 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Used In Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and the payment of dividends, prior to the elimination of our quarterly dividend payments.

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

The Incremental Term Loan was issued in an original aggregate principal amount of $935.0 million and included an original issue discount of 0.50%, which is being amortized over the term of the loan. The Incremental Term Loan has the same maturity date and interest rate as the Initial Term Loan and requires quarterly principal payments of $2.34 million.

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2019, the borrowing margin for the three month period ending June  30, 2019 will be at a weighted-average margin of 3.00%  for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2019, borrowings of $32.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $20.0 million and alternate base rate borrowings of $12.0 million. At December 31, 2018,  there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $16.2 million were outstanding under our revolving credit facility as of March 31, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2019,  $61.8 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.53% and 5.54% as of March 31, 2019 and December 31, 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  As of March 31, 2019, we were in compliance with the Credit Agreement covenants.

In general, our Credit Agreement restricts our ability to pay dividends to the amount of our available cash as defined in our Credit Agreement.  As of March 31, 2019, and including the $27.9 million dividend payable on May 1, 2019, we had $310.1 million in dividend availability under the credit facility covenant.

Under our Credit Agreement, if our total net leverage ratio, as defined in the Credit Agreement, as of the end of any fiscal quarter is greater than 5.10:1.00, we will be required to suspend dividends on our common stock, should we be making dividend payments as of such time, unless otherwise permitted by an exception for dividends that may be paid from the portion of proceeds of any sale of equity not used to fund acquisitions or make other investments.  During any such dividend suspension period, we will be required to repay debt in an amount equal to 50.0% of any increase in available cash, among other things.  In addition, we will not be permitted to pay dividends if an event of default under the Credit Agreement has occurred and is continuing.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of March 31, 2019, our total net leverage ratio under the Credit Agreement was 4.43:1.00, and our interest coverage ratio was 3.85:1.00.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and a majority of our wholly‑owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

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

Among other matters, the Senior Notes indenture provides that CCI may not pay dividends or make other restricted payments, as defined in the indenture, if its total net leverage ratio is 4.75:1.00 or greater.  This ratio is calculated differently than the comparable ratio under the Credit Agreement; among other differences, it takes into account, on a pro forma basis, synergies expected to be achieved as a result of certain acquisitions not yet reflected in historical results.  As of March 31, 2019, this ratio was 4.49:1.00.  If this ratio is met, dividends and other restricted payments may be made from cumulative consolidated cash flow since April 1, 2012, less 1.75 times fixed charges, less dividends and other restricted payments made since May 30, 2012.  Dividends may be paid and other restricted payments may also be made from a “basket” of $50.0 million, none of which has been used to date, and pursuant to other exceptions identified in the indenture.  Since dividends of $571.8 million have been paid since May 30, 2012, including the quarterly dividend declared in February 2019 and payable on  May 1, 2019, there was $1,145.1 million of the $1,716.9 million of cumulative consolidated cash flow since May 30, 2012 available to pay dividends as of March 31, 2019.  As of March 31, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2019 and 2027.  As of March 31, 2019, the present value of the minimum remaining lease commitments was approximately $27.1 million, of which $8.7 million was due and payable within the next twelve months. The leases require total remaining rental payments of $32.4 million as of March 31, 2019, of which $1.8 million will be paid to LATEL LLC, a related party entity as of March 31, 2019.

Dividends

We paid $27.6 million and $27.4 million in dividend payments to stockholders during the three-month periods ended March 31, 2019 and 2018, respectively.  In February 2019, our Board of Directors declared a quarterly dividend of $0.38738 per common share, which is payable on May 1, 2019 to stockholders of record at the close of business on April 15, 2019.

On April 25, 2019, we announced the elimination of  the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging, accelerate our fiber investment strategy as we achieve leverage targets and create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2019	2018
Cash and cash equivalents	$6,724	$9,599
Working capital (deficit)	(89,150)	(85,471)
Current ratio	0.69	0.70

Our net working capital position declined $3.7 million as of March 31, 2019 compared to December 31, 2018 primarily as a result of an increase in accrued interest related to the timing of the semi-annual interest payments for our Senior Notes.  Working capital was also impacted by the adoption on January 1, 2019 of ASU No. 2016-02, Leases, which resulted in the recognition of current lease liabilities of $6.2 million at March 31, 2019.  These reductions in working capital were offset in part by a decline in accounts payable and accrued compensation at March 31, 2019 related to the timing of expenditures.

Our most significant uses of funds in the remainder of 2019 are expected to be for: (i) dividend payments of approximately $27.9 million for the quarterly dividend that was declared on February 19, 2019 and that is payable on May 1, 2019; (ii) interest payments on our indebtedness of approximately $107.0 million and principal payments on debt of $13.8 million; and (iii) capital expenditures of between $157.0 million and $167.0 million.  In the future our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2019, we had approximately $5.7 million of these bonds outstanding.

Defined Benefit Pension Plans

As required, we contribute to qualified defined pension plans and non-qualified supplemental retirement plans (collectively the “Pension Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees as described in the Note 10 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item 1 “Financial Statements”. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We estimate the long-term rate of return on assets will be approximately 7.00%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a downturn and returns fall below our estimate, we could be required to make a material contribution to the Pension Plans, which could adversely affect our cash flows from operations.

In 2019, we expect to make contributions totaling approximately $26.3 million to our Pension Plans and $9.5 million to our other post-retirement benefit plans. As of March 31, 2019, we have contributed $5.7 million and $1.9 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.3 million for the quarter ended March 31, 2019 compared to the same period in 2018.  We anticipate that network access revenue will continue to decline as a result of the Order through 2019 by as much as $1.1 million.

As discussed in the “Regulatory Matters” section above, the LSS matter settled in our favor during the first quarter of 2018.  Our ongoing ICC Eligible Recovery support for 2019 is approximately $3.4 million and is expected to decline by 5% per year through 2021.  During the quarter ended March 31, 2019, we recognized subsidies revenue of $0.9 million related to our ongoing ICC Eligible Recovery support.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2018 Annual Report on Form 10-K filed with the SEC.

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

As of March 31, 2019, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of March 31, 2019, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $6.7 million.

As of March 31, 2019, the fair value of our interest rate swap agreements amounted to a net liability of $12.4 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $7.0 million as of March 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2019.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 12 to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements” for a discussion of recent developments related to these legal proceedings.

ITEM 1A.  RISK FACTORS

We included in our Annual Report on Form 10-K as of December 31, 2018 a description of certain risks and uncertainties that could affect our business, financial condition, results of operations, cash flows and the trading price of our common stock (“Risk Factors”).  The following risk factor was identified in addition to those risk factors presented on Form 10-K as of December 31, 2018.

Discontinuing paying dividends on our common stock could negatively affect holders of our common stock.    On April 25, 2019, we announced the decision to eliminate the payment of quarterly dividends on our stock beginning in the second quarter of 2019, as a result of which shares of our common stock could become less liquid, the market price of our common stock could decline and our ability to raise equity capital could be adversely affected.  The change in our dividend policy, among other various factors, may have a significant adverse effect on the market price of our common stock which could result in high levels of market volatility.  A significant decline in our stock price could have a material adverse impact on our business, financial condition, results of operations and/or liquidity.  In addition, we have significant goodwill and other intangibles recorded on our balance sheet.  We test that goodwill and other intangibles for impairment on an annual basis or more often if events or changes in circumstances indicate that the carrying values may not be recoverable.  The events or changes that could require us to test our goodwill and other intangibles for impairment include a significant and sustained reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry.  If we determine that our goodwill or other intangibles are impaired, we may be required to record a significant charge to earnings that would adversely affect our financial results and could also materially adversely affect our business.

ITEM 6.  EXHIBITS

10.1	Form of Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (Executive)

10.2	Form of Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (Executive)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

April 26, 2019	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

April 26, 2019	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)