Form 10-Q
period 2019-06-30
Consolidated Communications Holdings, Inc.
filed 2019-08-02
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

121 South 17th Street, Mattoon, Illinois	61938-3987

(Address of principal executive offices)	(Zip Code)

  (217) 235-3311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $0.01 par value	CNSL	The NASDAQ Global Select Market

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

Yes No X

On July 29, 2019, the registrant had 72,076,069 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues	$333,532	$350,221	$672,181	$706,260

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	143,780	151,358	292,099	304,274
Selling, general and administrative expenses	78,148	81,695	152,515	167,680
Depreciation and amortization	97,304	111,741	196,547	219,640
Income from operations	14,300	5,427	31,020	14,666

Other income (expense):
Interest expense, net of interest income	(34,737)	(32,839)	(69,020)	(65,555)
Gain on extinguishment of debt	249	—	249	—
Investment income	10,750	12,535	19,351	20,324
Other, net	(1,652)	308	(3,021)	550
Loss before income taxes	(11,090)	(14,569)	(21,421)	(30,015)

Income tax benefit	(3,778)	(4,009)	(6,923)	(8,257)

Net loss	(7,312)	(10,560)	(14,498)	(21,758)
Less: net income attributable to noncontrolling interest	75	83	154	183
Net loss attributable to common shareholders	$(7,387)	$(10,643)	$(14,652)	$(21,941)

Net loss per basic and diluted common shares attributable to common shareholders	$(0.10)	$(0.15)	$(0.21)	$(0.32)

Dividends declared per common share	$—	$0.38	$0.39	$0.77

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(7,312)	$(10,560)	$(14,498)	$(21,758)
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service credit to earnings, net of tax	1,026	954	2,052	1,876
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(12,146)	3,884	(18,835)	8,621
Cumulative adjustment upon adoption of ASU 2017-12	-	-	(576)	-
Reclassification of realized (gain) loss to earnings, net of tax	(440)	1,066	(647)	1,331
Comprehensive loss	(18,872)	(4,656)	(32,504)	(9,930)
Less: comprehensive income attributable to noncontrolling interest	75	83	154	183
Total comprehensive loss attributable to common shareholders	$(18,947)	$(4,739)	$(32,658)	$(10,113)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,450	$9,599
Accounts receivable, net of allowance for doubtful accounts	133,535	133,136
Income tax receivable	11,380	11,072
Prepaid expenses and other current assets	45,231	44,336
Total current assets	200,596	198,143

Property, plant and equipment, net	1,872,312	1,927,126
Investments	112,154	110,853
Goodwill	1,035,274	1,035,274
Customer relationships, net	196,754	228,959
Other intangible assets	10,927	11,483
Other assets	57,693	23,423
Total assets	$3,485,710	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,746	$32,502
Advance billings and customer deposits	46,892	47,724
Dividends payable	—	27,579
Accrued compensation	55,926	64,459
Accrued interest	9,955	9,232
Accrued expense	77,589	71,650
Current portion of long-term debt and finance lease obligations	29,003	30,468
Total current liabilities	264,111	283,614

Long-term debt and finance lease obligations	2,309,117	2,303,585
Deferred income taxes	174,631	188,129
Pension and other post-retirement obligations	298,571	314,134
Other long-term liabilities	80,107	30,145
Total liabilities	3,126,537	3,119,607

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 72,076,069 and 71,187,301 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	721	712
Additional paid-in capital	489,084	513,070
Accumulated deficit	(65,486)	(50,834)
Accumulated other comprehensive loss, net	(71,218)	(53,212)
Noncontrolling interest	6,072	5,918
Total shareholders’ equity	359,173	415,654
Total liabilities and shareholders’ equity	$3,485,710	$3,535,261

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2017	70,777	$708	$615,662	$—	$(48,083)	$5,655	$573,942
Cash dividends on common stock	—	—	(25,243)	(2,359)	—	—	(27,602)
Shares issued under employee plan, net of forfeitures	475	5	(5)	—	—	—	—
Non-cash, share-based compensation	—	—	678	—	—	—	678
Other comprehensive income (loss)	—	—	—	—	5,924	—	5,924
Cumulative adjustment: adoption of ASC 606	—	—	—	2,359	—	—	2,359
Net income (loss)	—	—	—	(11,298)	—	100	(11,198)
Balance at March 31, 2018	71,252	$713	$591,092	$(11,298)	$(42,159)	$5,755	$544,103
Cash dividends on common stock	—	—	(26,669)	(933)	—	—	(27,602)
Non-cash, share-based compensation	—	—	1,538	—	—	—	1,538
Other comprehensive income (loss)	—	—	—	—	5,904	—	5,904
Cumulative adjustment: adoption of ASC 606	—	—	—	933	—	—	933
Net income (loss)	—	—	—	(10,643)	—	83	(10,560)
Balance at June 30, 2018	71,252	$713	$565,961	$(21,941)	$(36,255)	$5,838	$514,316

Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,356)	(576)	—	—	(27,932)
Shares issued under employee plan, net of forfeitures	923	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	1,498	—	—	—	1,498
Other comprehensive income (loss)	—	—	—	—	(6,446)	—	(6,446)
Cumulative adjustment: adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(7,265)	—	79	(7,186)
Balance at March 31, 2019	72,110	$721	$487,203	$(58,099)	$(59,658)	$5,997	$376,164
Cash dividends on common stock	—	—	67	—	—	—	67
Shares issued under employee plan, net of forfeitures	(34)	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	1,814	—	—	—	1,814
Other comprehensive income (loss)	—	—	—	—	(11,560)	—	(11,560)
Net income (loss)	—	—	—	(7,387)	—	75	(7,312)
Balance at June 30, 2019	72,076	$721	$489,084	$(65,486)	$(71,218)	$6,072	$359,173

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$163,262	$194,371

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(119,768)	(124,840)
Proceeds from sale of assets	14,203	1,443
Distributions from investments	329	233
Other	(450)	—
Net cash used in investing activities	(105,686)	(123,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	107,000	76,000
Payment of finance lease obligations	(6,811)	(6,027)
Payment on long-term debt	(97,175)	(91,176)
Repurchase of senior notes	(4,294)	—
Dividends on common stock	(55,445)	(55,019)
Net cash used in financing activities	(56,725)	(76,222)
Change in cash and cash equivalents	851	(5,015)
Cash and cash equivalents at beginning of period	9,599	15,657
Cash and cash equivalents at end of period	$10,450	$10,642

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

Leveraging our advanced fiber network spanning more than 37,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of June 30, 2019, we had approximately 873,000 voice connections, 783,000 data connections and 90,000 video connections.

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

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02”), Leases using the optional transitional method.  ASU 2016-02 establishes a new accounting model for leases, which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet but lease expense will be recognized on the income statement in a manner similar to previous requirements.  Under the optional transitional method, the new standard is applied using the modified retrospective approach on the date of adoption.  Prior years presented have not been adjusted for ASU 2016-02 and continue to be reported in accordance with our historical accounting policy.

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

Effective January 1, 2019, we adopted ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  Tax effects in accumulated other comprehensive income (loss) are established at the currently enacted tax rate and reclassified to earnings in the same period in which the related pre-tax items included in accumulated other comprehensive income (loss) are recognized.  The adoption of this guidance did not have any impact on our condensed consolidated financial statements and related disclosures as we did not make the optional election for reclassification of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings.

Effective January 1, 2019, we adopted ASU No. 2017-12 (“ASU 2017-12”), Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. ASU 2017-12 was adopted using the modified retrospective transition approach, except for the amended presentation and disclosure requirements, which were applied prospectively.  Upon adoption of ASU 2017-12, we recognized a cumulative adjustment of $0.6 million, net of tax, from accumulated other comprehensive income (loss) to opening retained earnings.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and six months ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$88,538	$87,603	$176,664	$173,628
Voice services	47,136	51,322	95,206	103,483
Other	13,390	14,237	28,566	26,100
	149,064	153,162	300,436	303,211
Consumer:
Broadband (VoIP and Data)	64,068	62,545	127,153	125,656
Video services	20,341	22,065	41,077	44,899
Voice services	45,235	51,616	91,114	103,678
	129,644	136,226	259,344	274,233
Subsidies	18,134	20,979	36,293	46,234
Network access	34,198	37,338	70,789	77,053
Other products and services	2,492	2,516	5,319	5,529
Total operating revenues	$333,532	$350,221	$672,181	$706,260

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

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Quarter Ended
	June 30,
(In thousands)	2019	2018
Accounts receivable, net	$133,535	$122,411
Contract assets	15,991	7,408
Contract liabilities	51,406	49,039

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the quarters ended June 30, 2019 and 2018, the Company recognized expense of $1.5 million and $0.6 million, respectively, related to deferred contract acquisition costs. During the six months ended June 30, 2019 and 2018, the Company recognized expense of $2.7 million and $1.0 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended June 30, 2019 and 2018, the Company deferred and recognized revenues of $92.7 million and $83.8 million, respectively.  For the six months ended June 30, 2019 and 2018, the Company deferred and recognized revenues of $186.7 million and $171.1 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASU No. 2014-09 (also known as ASC 606), Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2019.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

3.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for each class of common stock and participating securities considering dividends declared and participation rights in undistributed earnings.  Certain of the Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends, if declared, during the vesting term.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(7,312)	$(10,560)	$(14,498)	$(21,758)
Less: net income attributable to noncontrolling interest	75	83	154	183
Loss attributable to common shareholders before allocation of earnings to participating securities	(7,387)	(10,643)	(14,652)	(21,941)
Less: earnings allocated to participating securities	—	221	457	442
Net loss attributable to common shareholders, after earnings allocated to participating securities	$(7,387)	$(10,864)	$(15,109)	$(22,383)

Weighted-average number of common shares outstanding	70,813	70,598	70,813	70,598

Net loss per common share attributable to common shareholders - basic and diluted	$(0.10)	$(0.15)	$(0.21)	$(0.32)

Diluted EPS attributable to common shareholders for the quarters ended June 30, 2019 and 2018 excludes 1.3 million and 0.7 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.  For the six months ended June 30, 2019 and 2018, diluted EPS attributable to common shareholders excludes 1.0 million and 0.5 million potential common shares, respectively.

4.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Cash surrender value of life insurance policies	$2,600	$2,371
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,910	9,051
Other	298	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	18,754	17,800
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,790	7,786
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	29,402	29,147
Totals	$112,154	$110,853

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No factors of impairment existed for any of the investments during the quarters ended June 30, 2019 or 2018.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended June 30, 2019 and 2018, we received cash distributions from these partnerships totaling $5.0 million and $6.1 million, respectively.  For the six months ended June 30, 2019 and 2018, we received cash distributions from these partnerships totaling $8.3 million and $9.1 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the six months ended June 30, 2018.  For the quarters ended June 30, 2019 and 2018, we received cash distributions from these partnerships totaling $5.6 million and $5.1 million, respectively.  For the six months ended June 30, 2019 and 2018, we received cash distributions from these partnerships totaling $9.6 million and $11.6 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows:

		As of June 30, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$365	$—	$365	$—
Long-term interest rate swap liabilities	(29,743)	—	(29,743)	—
Total	$(29,378)	$—	$(29,378)	$—

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$2,465	$—	$2,465	$—
Long-term interest rate swap assets	1,524	—	1,524	—
Long-term interest rate swap liabilities	(6,647)	—	(6,647)	—
Total	$(2,658)	$—	$(2,658)	$—

We have not elected the fair value option for any of our financial assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019		As of December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments, equity basis	$55,946	n/a	$54,733	n/a
Investments, at cost	$53,608	n/a	$53,749	n/a
Long-term debt, excluding finance leases	$2,321,368	$2,217,834	$2,315,077	$2,155,127

Cost & Equity Method Investments

Our investments as of June 30, 2019 and December 31, 2018 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Senior secured credit facility:
Term loans, net of discounts of $6,304 and $6,994 at June 30, 2019 and December 31, 2018, respectively	$1,787,584	$1,796,068
Revolving loan	41,000	22,000
6.50% Senior notes due 2022, net of discount of $2,611 and $2,991 at June 30, 2019 and December 31, 2018, respectively	492,784	497,009
	2,321,368	2,315,077
Less: current portion of long-term debt	(18,350)	(18,350)
Less: deferred debt issuance costs	(9,956)	(11,386)
Total long-term debt	$2,293,062	$2,285,341

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2019, the borrowing margin for the three month period ending September 30, 2019 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2019, borrowings of $41.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $38.0 million and alternate base rate borrowings of $3.0 million. At December 31, 2018, there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $16.0 million were outstanding under our revolving credit facility as of June 30, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2019, $53.0 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.44% and 5.54% as of June 30, 2019 and December 31, 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of June 30, 2019, our total net leverage ratio under the Credit Agreement was 4.47:1.00 and our interest coverage ratio was 3.75:1.00.  As of June 30, 2019, we were in compliance with the Credit Agreement covenants.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and the majority of our wholly-owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

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

During the quarter ended June 30, 2019, we repurchased $4.6 million of the aggregate principal amount of the Senior Notes. In connection with the partial repurchase of the Senior Notes, we paid $4.3 million and recognized a gain on extinguishment of debt of $0.3 million during the quarter ended June 30, 2019.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of June 30, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

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

The following interest rate swaps were outstanding as of June 30, 2019:

	Notional
(In thousands)	Amount	2019 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$650,000	Prepaid expenses and other current assets	$365
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(19,786)
Forward starting fixed to 1-month floating LIBOR (with floor)	$1,410,000	Other long-term liabilities	(9,957)
Total Fair Values			$(29,378)

Our interest rate swap agreements mature on various dates between September 2019 and July 2023.  The forward-starting interest rate swap agreements, each with a term of one year and a notional value of $705.0 million, become effective in July 2019 and July 2020.

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

As of June 30, 2019 and December 31, 2018, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $(24.0) million and $3.2 million, respectively. From the balance in AOCI as of June 30, 2019, we expect to recognize a loss of approximately $3.5 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2019	2019
Unrealized loss recognized in AOCI, pretax	$(16,440)	$(25,493)
Deferred gains reclassified from AOCI to interest expense	$596	$876

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

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the condensed consolidated statements of operations for the quarter and six months ended June 30, 2019.  Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at June 30, 2019:

(In thousands)	Balance Sheet Classification	June 30, 2019
Operating leases
Operating lease right-of-use assets	Other assets	$27,554
Current lease liabilities	Accrued expense	$(6,095)
Noncurrent lease liabilities	Other long-term liabilities	$(21,508)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $42,050	Property, plant and equipment, net	$24,340
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(10,653)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(16,055)

Weighted-average remaining lease term
Operating leases		5.4 years
Finance leases		4.2 years
Weighted-average discount rate
Operating leases		7.20%
Finance leases		7.18%

The components of lease expense for the quarter and six months ended June 30, 2019 consisted of the following:

	Quarter Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$3,497	$7,030
Interest on lease liabilities	532	1,060
Operating lease cost	2,195	4,425
Variable lease cost	595	1,376
Total lease cost	$6,819	$13,891

The following table presents supplemental cash flow information related to leases for the six-month period ended June 30, 2019:

Six Months Ended
(In thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,376
Operating cash flows for finance leases	1,060
Financing cash flows for finance leases	6,811
Right-of-use assets obtained in exchange for new finance lease liabilities	3,157

At June 30, 2019, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2019	$4,062	$6,626
2020	7,519	9,626
2021	4,987	4,878
2022	4,284	2,917
2023	2,643	1,489
Thereafter	6,585	6,405
Total lease payments	30,080	31,941
Less: Interest	(2,477)	(5,233)
	$27,603	$26,708

Lessor

We have various arrangements for use of our network assets including tower space, certain colocation and dark fiber arrangements for which we are the lessor.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into dark fiber arrangements where the term may be for a major part of the asset’s remaining economic life, which meet the criteria for sales-type lease classification.  During the quarter ended June 30, 2019, we entered into a dark fiber indefeasible right of use arrangement for exclusive access to and unrestricted use of specific dark fibers.  The arrangement was classified as a sales-type lease as the term of the arrangement is for a major part of the assets’ remaining economic life.  During the quarter ended June 30, 2019, we recognized revenue of $0.6 million and a gain of $0.4 million related to this arrangement.

As part of the adoption of ASU 2016-02, we elected the practical expedient to combine lease and non-lease components in our lessor arrangements.  We have arrangements where the non-lease component associated with the lease component is the predominant component in the contract, such as in revenue contracts that involve the customer leasing equipment from us.  In such cases, we account for the combined component in accordance with ASC 606 as the service component is the predominant component in the contract.

9. EQUITY

Dividends

Our Board of Directors declared quarterly dividends of approximately $0.38738 per share during 2018.  On February 18, 2019, the Board of Directors declared a dividend of approximately $0.38738 per share, paid on May 1, 2019 to stockholders of record on April 15, 2019.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Restricted stock	$1,057	$979	$1,983	$1,414
Performance shares	757	559	1,329	802
Total	$1,814	$1,538	$3,312	$2,216

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2019, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $14.6 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2019:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2018	338,771	$14.31	35,626	$21.97
Shares granted	551,214	$9.87	371,672	$9.86
Shares forfeited, cancelled or retired	(25,363)	$10.76	(8,755)	$12.95
Non-vested shares outstanding - June 30, 2019	864,622	$11.58	398,543	$13.29

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2019:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2018	$(55,514)	$2,302	$(53,212)
Other comprehensive loss before reclassifications	—	(18,835)	(18,835)
Cumulative adjustment upon adoption of ASU 2017-12	—	(576)	(576)
Amounts reclassified from accumulated other comprehensive loss	2,052	(647)	1,405
Net current period other comprehensive income (loss)	2,052	(20,058)	(18,006)
Balance at June 30, 2019	$(53,462)	$(17,756)	$(71,218)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2019	2018	2019	2018	Statement of Income
Amortization of pension and post-retirement items:
Prior service (cost) credit	$(799)	$199	$(1,597)	$398	(a)
Actuarial loss	(596)	(1,452)	(1,191)	(2,903)	(a)
Settlement loss	—	(46)	—	(46)	(a)
	(1,395)	(1,299)	(2,788)	(2,551)	Total before tax
	369	345	736	675	Tax benefit
	$(1,026)	$(954)	$(2,052)	$(1,876)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$596	$(1,446)	$876	$(1,802)	Interest expense
	(156)	380	(229)	471	Tax (expense) benefit
	$440	$(1,066)	$647	$(1,331)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 10 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Service cost	$12	$1,535	$23	$3,070
Interest cost	7,661	7,147	15,322	14,286
Expected return on plan assets	(8,672)	(9,637)	(17,343)	(19,304)
Net amortization loss	703	1,473	1,406	2,945
Net prior service cost (credit) amortization	31	(61)	61	(122)
Settlement loss	—	46	—	46
Net periodic pension (benefit) cost	$(265)	$503	$(531)	$921

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million for each of the quarters ended June 30, 2019 and 2018 and $0.3 million and $0.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. The net present value of the remaining obligations was approximately $1.4 million and $1.6 million as of June 30, 2019 and December 31, 2018, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees. We did not recognize any life insurance proceeds during the quarters and six-month periods ended June 30, 2019 and 2018.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.6 and $2.4 million as of June 30, 2019 and December 31, 2018, respectively.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Service cost	$116	$127	$233	$254
Interest cost	1,145	1,028	2,289	2,057
Expected return on plan assets	(44)	(35)	(87)	(71)
Net amortization gain	(107)	(21)	(215)	(42)
Net prior service cost (credit) amortization	768	(138)	1,536	(276)
Net periodic post-retirement benefit cost	$1,878	$961	$3,756	$1,922

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $27.5 million to our Pension Plans and $9.5 million to our Post-retirement Plans in 2019.  As of June 30, 2019, we have contributed $12.1 million and $3.7 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

11. INCOME TAXES

Our unrecognized tax benefits as of each of June 30, 2019 and December 31, 2018 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of June 30, 2019 and December 31, 2018.  We do not expect any material change in our unrecognized tax benefits during the remainder of 2019.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2019, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2015 through 2017. The periods subject to examination for our state returns are years 2014 through 2017.  We are currently under audit by state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 34.1% and 27.5% for the quarters ended June 30, 2019 and 2018, respectively and 32.3% and 27.5% for the six-month periods ended June 30, 2019 and 2018, respectively. For the quarters and six months ended June 30, 2019 and 2018, the effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

On November 17, 2015, the U.S. District Court dismissed these complaints based on its interpretation of federal law and held that LECs could assess switched access charges for the calls at issue (the “November 2015 Order”).  The November 2015 Order also allowed the plaintiffs to amend their complaints to assert claims that arise under state laws independent of the dismissed claims asserted under federal law.  While Verizon did not make such a filing, on May 16, 2016, Sprint filed amended complaints and on June 30, 2016, the LEC defendants named in such complaints filed, among other things, a Joint Motion to Dismiss them, which the U.S. District Court granted on May 3, 2017.  Certain of our FairPoint LEC entities filed counterclaims against Sprint and Verizon.

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

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for the Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years 2008 through 2016.  For our CCES and CCPA subsidiaries, the total additional tax liabilities calculated by the DOR auditors for the tax years 2008 through 2016, including interest, are approximately $6.1 million and $7.4 million, respectively.  We filed Petitions for Reassessment with the DOR’s Board of Appeals for the tax years 2008 through 2016, contesting these audit assessments.  These cases remain pending and are in various stages of appeal.

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million.  We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at reduced tax liabilities for the tax years 2008 through 2013.  The settlement offers are currently under review and subject to negotiation with the Commonwealth of Pennsylvania.  The Commonwealth Court of Pennsylvania has imposed a deadline in September 2019 for the parties to reach an agreement and file stipulations for judgment.  While we continue to believe a settlement of all disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the tax years 2014 through 2018, we have reserved $3.8 million and $1.8 million, including interest, for our CCES and CCPA subsidiaries, respectively.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, condensed consolidating statements of operations for the quarters and six-month periods ended June 30, 2019 and 2018 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2019 and 2018 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	June 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,089	$1,360	$1	$—	$10,450
Accounts receivable, net	—	—	121,936	11,681	(82)	133,535
Income taxes receivable	4,682	12,053	—	—	(5,355)	11,380
Prepaid expenses and other current assets	—	365	44,521	345	—	45,231
Total current assets	4,682	21,507	167,817	12,027	(5,437)	200,596

Property, plant and equipment, net	—	—	1,806,105	66,207	—	1,872,312

Intangibles and other assets:
Investments	—	8,863	103,291	—	—	112,154
Investments in subsidiaries	3,558,093	3,501,373	16,367	—	(7,075,833)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	196,754	—	—	196,754
Other intangible assets	—	—	1,840	9,087	—	10,927
Advances due to/from affiliates, net	—	2,370,341	822,190	100,808	(3,293,339)	—
Deferred income taxes	80,900	6,450	—	—	(87,350)	—
Other assets	3,011	—	54,069	613	—	57,693
Total assets	$3,646,686	$5,908,534	$4,137,526	$254,923	$(10,461,959)	$3,485,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$44,746	$—	$—	$44,746
Advance billings and customer deposits	—	—	45,550	1,342	—	46,892
Accrued compensation	—	—	55,212	714	—	55,926
Accrued interest	—	8,884	1,071	—	—	9,955
Accrued expense	246	108	76,152	1,165	(82)	77,589
Current portion of long term debt and finance lease obligations	—	18,350	10,491	162	—	29,003
Income tax payable	—	—	3,045	2,310	(5,355)	—
Total current liabilities	246	27,342	236,267	5,693	(5,437)	264,111

Long-term debt and finance lease obligations	—	2,293,062	15,883	172	—	2,309,117
Advances due to/from affiliates, net	3,293,339	—	—	—	(3,293,339)	—
Deferred income taxes	—	—	240,059	21,922	(87,350)	174,631
Pension and postretirement benefit obligations	—	—	283,324	15,247	—	298,571
Other long-term liabilities	—	30,038	49,183	886	—	80,107
Total liabilities	3,293,585	2,350,442	824,716	43,920	(3,386,126)	3,126,537
Shareholders’ equity:
Common Stock	721	—	17,411	30,000	(47,411)	721
Other shareholders’ equity	352,380	3,558,092	3,289,327	181,003	(7,028,422)	352,380
Total Consolidated Communications Holdings, Inc. shareholders’ equity	353,101	3,558,092	3,306,738	211,003	(7,075,833)	353,101
Noncontrolling interest	—	—	6,072	—	—	6,072
Total shareholders’ equity	353,101	3,558,092	3,312,810	211,003	(7,075,833)	359,173
Total liabilities and shareholders’ equity	$3,646,686	$5,908,534	$4,137,526	$254,923	$(10,461,959)	$3,485,710

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,616	$—	$1	$(18)	$9,599
Accounts receivable, net	—	—	122,743	10,430	(37)	133,136
Income taxes receivable	10,272	—	790	10	—	11,072
Prepaid expenses and other current assets	—	2,465	41,547	324	—	44,336
Total current assets	10,272	12,081	165,080	10,765	(55)	198,143

Property, plant and equipment, net	—	—	1,861,009	66,117	—	1,927,126

Intangibles and other assets:
Investments	—	8,673	102,180	—	—	110,853
Investments in subsidiaries	3,587,612	3,505,477	15,949	—	(7,109,038)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	228,959	—	—	228,959
Other intangible assets	—	—	2,396	9,087	—	11,483
Advances due to/from affiliates, net	—	2,379,079	760,310	97,898	(3,237,287)	—
Deferred income taxes	76,758	—	—	—	(76,758)	—
Other assets	—	1,524	18,237	651	3,011	23,423
Total assets	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$32,502	$—	$—	$32,502
Advance billings and customer deposits	—	—	46,316	1,408	—	47,724
Dividends payable	27,579	—	—	—	—	27,579
Accrued compensation	—	—	63,688	771	—	64,459
Accrued interest	—	8,430	802	—	—	9,232
Accrued expense	40	37	70,365	1,263	(55)	71,650
Current portion of long term debt and finance lease obligations	—	18,350	11,968	150	—	30,468
Total current liabilities	27,619	26,817	225,641	3,592	(55)	283,614

Long-term debt and finance lease obligations	—	2,285,341	17,988	256	—	2,303,585
Advances due to/from affiliates, net	3,237,287	—	—	—	(3,237,287)	—
Deferred income taxes	—	122	239,880	21,874	(73,747)	188,129
Pension and postretirement benefit obligations	—	—	295,815	18,319	—	314,134
Other long-term liabilities	—	6,942	22,305	898	—	30,145
Total liabilities	3,264,906	2,319,222	801,629	44,939	(3,311,089)	3,119,607
Shareholders’ equity:
Common Stock	712	—	17,411	30,000	(47,411)	712
Other shareholders’ equity	409,024	3,587,612	3,298,255	175,760	(7,061,627)	409,024
Total Consolidated Communications Holdings, Inc. shareholders’ equity	409,736	3,587,612	3,315,666	205,760	(7,109,038)	409,736
Noncontrolling interest	—	—	5,918	—	—	5,918
Total shareholders’ equity	409,736	3,587,612	3,321,584	205,760	(7,109,038)	415,654
Total liabilities and shareholders’ equity	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended June 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$324,710	$11,982	$(3,160)	$333,532
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	143,283	3,541	(3,044)	143,780
Selling, general and administrative expenses	2,012	—	73,707	2,545	(116)	78,148
Depreciation and amortization	—	—	94,811	2,493	—	97,304
Operating income (loss)	(2,012)	—	12,909	3,403	—	14,300
Other income (expense):
Interest expense, net of interest income	(27)	(34,628)	(90)	8	—	(34,737)
Intercompany interest income (expense)	—	14,727	(14,707)	(20)	—	—
Gain on extinguishment of debt	—	249	—	—	—	249
Investment income	—	—	10,750	—	—	10,750
Equity in earnings of subsidiaries, net	(6,015)	7,202	205	—	(1,392)	—
Other, net	4	(14)	(1,625)	(17)	—	(1,652)
Income (loss) before income taxes	(8,050)	(12,464)	7,442	3,374	(1,392)	(11,090)
Income tax expense (benefit)	(663)	(6,449)	2,215	1,119	—	(3,778)
Net income (loss)	(7,387)	(6,015)	5,227	2,255	(1,392)	(7,312)
Less: net income attributable to noncontrolling interest	—	—	75	—	—	75
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(7,387)	$(6,015)	$5,152	$2,255	$(1,392)	$(7,387)

Total comprehensive income (loss) attributable to common shareholders	$(18,947)	$(17,575)	$6,110	$2,323	$9,142	$(18,947)

	Quarter Ended June 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$338,867	$14,500	$(3,146)	$350,221
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	150,337	4,054	(3,033)	151,358
Selling, general and administrative expenses	1,556	—	77,038	3,214	(113)	81,695
Depreciation and amortization	—	—	109,333	2,408	—	111,741
Operating income (loss)	(1,556)	—	2,159	4,824	—	5,427
Other income (expense):
Interest expense, net of interest income	(27)	(33,376)	521	43	—	(32,839)
Intercompany interest income (expense)	—	14,727	(14,706)	(21)	—	—
Investment income	—	—	12,535	—	—	12,535
Equity in earnings of subsidiaries, net	(9,440)	4,348	4,347	—	745	—
Other, net	—	—	287	21	—	308
Income (loss) before income taxes	(11,023)	(14,301)	5,143	4,867	745	(14,569)
Income tax expense (benefit)	(380)	(4,861)	(37)	1,269	—	(4,009)
Net income (loss)	(10,643)	(9,440)	5,180	3,598	745	(10,560)
Less: net income attributable to noncontrolling interest	—	—	83	—	—	83
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(10,643)	$(9,440)	$5,097	$3,598	$745	$(10,643)

Total comprehensive income (loss) attributable to common shareholders	$(4,739)	$(3,536)	$5,881	$3,768	$(6,113)	$(4,739)

	Six Months Ended June 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$653,988	$24,451	$(6,258)	$672,181
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	291,084	7,047	(6,032)	292,099
Selling, general and administrative expenses	3,667	(193)	144,307	4,960	(226)	152,515
Depreciation and amortization	—	—	191,592	4,955	—	196,547
Operating income (loss)	(3,667)	193	27,005	7,489	—	31,020
Other income (expense):
Interest expense, net of interest income	(55)	(68,716)	(257)	8	—	(69,020)
Intercompany interest income (expense)	—	29,454	(29,415)	(39)	—	—
Gain on extinguishment of debt	—	249	—	—	—	249
Investment income	—	190	19,161	—	—	19,351
Equity in earnings of subsidiaries, net	(12,091)	14,444	418	—	(2,771)	—
Other, net	1	42	(3,033)	(31)	—	(3,021)
Income (loss) before income taxes	(15,812)	(24,144)	13,879	7,427	(2,771)	(21,421)
Income tax expense (benefit)	(1,160)	(12,053)	3,971	2,319	—	(6,923)
Net income (loss)	(14,652)	(12,091)	9,908	5,108	(2,771)	(14,498)
Less: net income attributable to noncontrolling interest	—	—	154	—	—	154
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(14,652)	$(12,091)	$9,754	$5,108	$(2,771)	$(14,652)

Total comprehensive income (loss) attributable to common shareholders	$(32,658)	$(30,097)	$11,670	$5,244	$13,183	$(32,658)

	Six Months Ended June 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$683,178	$29,377	$(6,295)	$706,260
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	302,099	8,255	(6,080)	304,274
Selling, general and administrative expenses	2,868	—	158,575	6,452	(215)	167,680
Depreciation and amortization	—	—	214,621	5,019	—	219,640
Operating income (loss)	(2,868)	—	7,883	9,651	—	14,666
Other income (expense):
Interest expense, net of interest income	(53)	(66,308)	713	93	—	(65,555)
Intercompany interest income (expense)	—	29,454	(29,418)	(36)	—	—
Investment income	—	178	20,146	—	—	20,324
Equity in earnings of subsidiaries, net	(19,751)	7,323	4,770	—	7,658	—
Other, net	—	—	510	40	—	550
Income (loss) before income taxes	(22,672)	(29,353)	4,604	9,748	7,658	(30,015)
Income tax expense (benefit)	(731)	(9,602)	(477)	2,553	—	(8,257)
Net income (loss)	(21,941)	(19,751)	5,081	7,195	7,658	(21,758)
Less: net income attributable to noncontrolling interest	—	—	183	—	—	183
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(21,941)	$(19,751)	$4,898	$7,195	$7,658	$(21,941)

Total comprehensive income (loss) attributable to common shareholders	$(10,113)	$(7,923)	$6,434	$7,535	$(6,046)	$(10,113)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Six Months Ended June 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(607)	$(35,907)	$192,092	$7,684	$163,262

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(115,063)	(4,705)	(119,768)
Proceeds from sale of assets	—	—	14,201	2	14,203
Distributions from investments	—	—	329	—	329
Other	—	—	(450)	—	(450)
Net cash used in investing activities	—	—	(100,983)	(4,703)	(105,686)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	107,000	—	—	107,000
Payment of finance lease obligation	—	—	(6,739)	(72)	(6,811)
Payment on long-term debt	—	(97,175)	—	—	(97,175)
Repurchase of senior notes	—	(4,294)	—	—	(4,294)
Dividends on common stock	(55,445)	—	—	—	(55,445)
Transactions with affiliates, net	56,052	29,849	(82,992)	(2,909)	—
Net cash provided by (used in) financing activities	607	35,380	(89,731)	(2,981)	(56,725)
Increase (decrease) in cash and cash equivalents	—	(527)	1,378	—	851
Cash and cash equivalents at beginning of period	—	9,616	(18)	1	9,599
Cash and cash equivalents at end of period	$—	$9,089	$1,360	$1	$10,450

	Six Months Ended June 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$8,765	$(32,503)	$207,850	$10,259	$194,371

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(118,623)	(6,217)	(124,840)
Proceeds from sale of assets	—	—	1,439	4	1,443
Distributions from investments	—	—	233	—	233
Net cash used in investing activities	—	—	(116,951)	(6,213)	(123,164)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	76,000	—	—	76,000
Payment of finance lease obligation	—	—	(5,924)	(103)	(6,027)
Payment on long-term debt	—	(91,176)	—	—	(91,176)
Dividends on common stock	(55,019)	—	—	—	(55,019)
Transactions with affiliates, net	46,254	48,986	(91,298)	(3,942)	—
Net cash provided by (used in) financing activities	(8,765)	33,810	(97,222)	(4,045)	(76,222)
Increase (decrease) in cash and cash equivalents	—	1,307	(6,323)	1	(5,015)
Cash and cash equivalents at beginning of period	—	8,919	6,738	—	15,657
Cash and cash equivalents at end of period	$—	$10,226	$415	$1	$10,642

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2018 Annual Report on Form 10-K filed with the SEC.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2019 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of June 30, 2019, approximately 43% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 mbps or less.  As part of our integration initiatives in 2018, we upgraded broadband speeds to more than 500,000 homes and small businesses across our northern New England service area.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers’ demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 9% as of June 30, 2019 compared to the same period in 2018.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of June 30, 2019 compared to the same period in 2018.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2019 and 2018.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$88.6	$87.6	$1.0	1%	$176.7	$173.6	$3.1	2%
Voice services	47.1	51.4	(4.3)	(8)	95.2	103.5	(8.3)	(8)
Other	13.4	14.2	(0.8)	(6)	28.6	26.1	2.5	10
	149.1	153.2	(4.1)	(3)	300.5	303.2	(2.7)	(1)
Consumer:
Broadband (Data and VoIP)	64.1	62.5	1.6	3	127.2	125.6	1.6	1
Video services	20.3	22.1	(1.8)	(8)	41.0	44.9	(3.9)	(9)
Voice services	45.2	51.6	(6.4)	(12)	91.1	103.7	(12.6)	(12)
	129.6	136.2	(6.6)	(5)	259.3	274.2	(14.9)	(5)
Subsidies	18.1	20.9	(2.8)	(13)	36.2	46.2	(10.0)	(22)
Network access	34.2	37.4	(3.2)	(9)	70.8	77.1	(6.3)	(8)
Other products and services	2.5	2.5	—	—	5.3	5.5	(0.2)	(4)
Total operating revenues	333.5	350.2	(16.7)	(5)	672.1	706.2	(34.1)	(5)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	143.8	151.4	(7.6)	(5)	292.1	304.3	(12.2)	(4)
Selling, general and administrative costs	78.1	81.6	(3.5)	(4)	152.5	167.6	(15.1)	(9)
Depreciation and amortization	97.3	111.7	(14.4)	(13)	196.5	219.6	(23.1)	(11)
Total operating expenses	319.2	344.7	(25.5)	(7)	641.1	691.5	(50.4)	(7)
Income from operations	14.3	5.5	8.8	160	31.0	14.7	16.3	111
Interest expense, net	(34.8)	(32.8)	2.0	6	(69.0)	(65.5)	3.5	5
Gain on extinguishment of debt	0.3	—	0.3	100	0.3	—	0.3	100
Other income	9.1	12.8	(3.7)	(29)	16.3	20.9	(4.6)	(22)
Income tax benefit	(3.8)	(4.0)	(0.2)	(5)	(6.9)	(8.2)	(1.3)	(16)
Net loss	(7.3)	(10.5)	3.2	30	(14.5)	(21.7)	7.2	33
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.2	0.2	—	—
Net loss attributable to common shareholders	$(7.4)	$(10.6)	$3.2	30	$(14.7)	$(21.9)	$7.2	33

Adjusted EBITDA (1)	$131.4	$135.8	$(4.4)	(3)%	$261.7	$271.2	$(9.5)	(4)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2019	2018	Change	% Change
Consumer customers	609,876	653,910	(44,034)	(7)%

Voice connections	873,269	940,713	(67,444)	(7)
Data connections	783,008	786,787	(3,779)	(0)
Video connections	89,531	97,853	(8,322)	(9)
Total connections	1,745,808	1,825,353	(79,545)	(4)%

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

Data and transport services revenues increased $1.0 million and $3.1 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to continued growth in Metro Ethernet and VoIP services.

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

Voice services revenues decreased $4.3 million and $8.3 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to a 7% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues decreased $0.8 million and increased $2.5 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily related to business system sales.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues increased $1.6 million during the quarter and six months ended June 30, 2019, compared to the same periods in 2018 despite a decrease in data and VoIP connections of 5% and 11%, respectively, primarily as a result of price increases implemented during 2018.

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

Video services revenues decreased $1.8 million and $3.9 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to a 9% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $6.4 million and $12.6 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to a 10% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $2.8 million and $10.0 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to a settlement for frozen local switching support (“LSS”) of $5.4 million recognized during the six months ended June 30, 2018, as well as the scheduled reductions in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2018.  See the “Regulatory Matters” section below for further discussion of the LSS matter as well as the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $3.2 million and $6.3 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenue.  Other products and services revenues were flat during the quarter ended June 30, 2019, compared to the same period in 2018.  During the six-months ended June 30, 2019, other products and services revenues decreased $0.2 million, compared to the same period in 2018 primarily due to a decline in telephone directory advertising revenue.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $7.6 million and $12.2 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount through cost savings initiatives.  Pension costs also decreased as a result of the freezing of certain benefit plans in connection with new collective bargaining agreements ratified in 2018.  Access expense decreased due to a decline in usage and rates.  Video programming costs also decreased as a result of 9% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $3.5 million and $15.1 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount as well as a decrease in incentive compensation.  The decline in selling, general and administrative costs was also due to the operating synergies achieved in connection with the integration of FairPoint during 2018 which resulted in a reduction in operating costs and decline in integration and severance costs in 2019.  In addition, real estate taxes also decreased due to property tax abatements received in 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased $14.4 million and $23.1 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to outside plant and network cable assets and certain intangibles becoming fully depreciated or amortized, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services as well as an increase in amortization expense for customer relationships.

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

Regulatory Matters

Our revenues are subject to broad federal and/or state regulation, which include such telecommunications services as local telephone service, network access service and toll service and are derived from various sources, including:

●	Business and residential subscribers of basic exchange services;

●	Surcharges mandated by state commissions and the Federal Communications Commission (“FCC”);

●	Long distance carriers for network access service;

●	Competitive access providers and commercial customers for network access service; and

●	Support payments from federal or state programs.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  With the sale of our Virginia ILEC in 2018, this amount was reduced to $48.1 million through 2020.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.  We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for CAF Phase II funding occurred during the third quarter of 2018.  The winners have been announced and the impact to our future funding is expected to be determined in August 2019.

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 and 2018 and currently is on target to achieve the 2019 milestone for all states where it operates.

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

In April 2019, the FCC Chairman Pai announced plans for the Rural Digital Opportunity Fund (also known as the CAF Phase III), a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The Commission is expected to issue a Notice of Proposed Rulemaking (“NPRM”) at their August 2019 Open Commission Meeting.  The NPRM is expected to seek comments on broadband mapping, CAF Phase II transitioning and the auction process.  We will be participating in the comment process.

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

To be eligible for the grant, the network must be capable of delivering speeds of 100 Mbps or greater in unserved and underserved locations.  As a condition of the grant, we are required to offer the NYBB’s Required Pricing Tier as a service option to residential users for a period of five years from completion of construction of the network.  This pricing requirement will provide for broadband Internet service at minimum speeds of 25 Mbps downstream and 4 Mbps upstream.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $2.0 million and $3.5 million during the quarter and six months ended June 30 2019, respectively, compared to the same periods in 2018 primarily due to an increase in variable interest rates in the current year.  The increase in interest expense was offset in part by a loss recognized on the change in the fair value of our re-designated interest rate swap agreements during the six months ended June 30, 2018.

During the quarter ended June 30, 2019, we repurchased $4.6 million of the aggregate principal amount of our 6.50% Senior Notes due 2022, as described in the “Liquidity and Capital Resources” section below.  In connection with the partial repurchase of the Senior Notes, we paid $4.3 million and recognized a gain on extinguishment of debt of $0.3 million during the quarter ended June 30, 2019.

Other income decreased $3.7 million and $4.6 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to an increase in pension and post-retirement expense of $1.7 million and $3.5 million during the quarter and six months ended June 30 2019, respectively.  Investment income decreased $1.8 million and $1.0 million during the quarter and six months ended June 30 2019, respectively, from our wireless partnership interests.

Income Taxes

The income tax benefit decreased $0.2 million and $1.3 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018.  Our effective tax rate was 34.1% and 27.5% for the quarters ended June 30, 2019 and 2018, respectively, and 32.3% and 27.5% for the six months ended June 30, 2019 and 2018, respectively.  For the quarters and six months ended June 30, 2019 and 2018, the effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net loss to adjusted EBITDA for the quarters and six months ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2019	2018	2019	2018
Net loss	$(7,312)	$(10,560)	$(14,498)	$(21,758)
Add (subtract):
Interest expense, net of interest income	34,737	32,839	69,020	65,555
Income tax benefit	(3,778)	(4,009)	(6,923)	(8,257)
Depreciation and amortization	97,304	111,741	196,547	219,640
EBITDA	120,951	130,011	244,146	255,180

Adjustments to EBITDA:
Other, net (1)	(1,773)	(6,962)	(3,445)	(6,863)
Investment distributions (2)	10,628	11,224	17,918	20,694
Gain on extinguishment of debt	(249)	—	(249)	—
Non-cash, stock-based compensation (3)	1,814	1,538	3,312	2,216
Adjusted EBITDA	$131,371	$135,811	$261,682	$271,227

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs, including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

(3)	Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$163,262	$194,371
Investing activities	(105,686)	(123,164)
Financing activities	(56,725)	(76,222)
Change in cash and cash equivalents	$851	$(5,015)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $163.3 million during the six-month period ended June 30, 2019, a decrease of $31.1 million compared to the same period in 2018.  Cash flows provided by operating activities decreased primarily as a result of a decline in EBITDA primarily from a reduction in revenue.  Cash distributions received from our wireless partnerships also decreased $2.8 million during the quarter ended June 30, 2019 compared to the same period in 2018.  In addition, interest payments increased approximately $4.0 million from prior year due to an increase in variable interest rates.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $105.7 million during the six-month period ended June 30, 2019 and consisted primarily of cash used for capital expenditures and cash proceeds from the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $119.8 million during the six-month period ended June 30, 2019.  Capital expenditures for the remainder of 2019 are expected to be $90.0 million to $100.0 million, of which approximately 63% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2019 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash proceeds from the sale of assets increased $12.8 million during the six-month period ended June 30, 2019.  During the quarter ended June 30, 2019, we received cash proceeds of approximately $12.4 million for the sale of utility poles located in the state of Vermont.

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2019, the borrowing margin for the three month period ending September 30, 2019 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2019, borrowings of $41.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $38.0 million and alternate base rate borrowings of $3.0 million. At December 31, 2018, there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $16.0 million were outstanding under our revolving credit facility as of June 30, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2019, $53.0 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.44% and 5.54% as of June 30, 2019 and December 31, 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of June 30, 2019, our total net leverage ratio under the Credit Agreement was 4.47:1.00, and our interest coverage ratio was 3.75:1.00.  As of June 30, 2019, we were in compliance with the Credit Agreement covenants.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and a majority of our wholly-owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

During the quarter ended June 30, 2019, we repurchased $4.6 million of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $4.3 million and recognized a gain on extinguishment of debt of $0.3 million during the quarter ended June 30, 2019.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of June 30, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2019 and 2027.  As of June 30, 2019, the present value of the minimum remaining lease commitments was approximately $26.7 million, of which $10.7 million was due and payable within the next twelve months. The leases require total remaining rental payments of $31.9 million as of June 30, 2019.

Dividends

We paid $55.4 million and $55.0 million in dividend payments to stockholders during the six-month periods ended June 30, 2019 and 2018, respectively.  On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging and create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2019	2018
Cash and cash equivalents	$10,450	$9,599
Working capital (deficit)	(63,515)	(85,471)
Current ratio	0.76	0.70

Our net working capital deficit decreased $22.0 million as of June 30, 2019 compared to December 31, 2018 primarily as a result of the elimination during the quarter ended June 30, 2019 of the quarterly dividend of approximately $27.6 million and a decrease in accrued compensation related to the timing of expenditures.  These reductions in the working capital deficit were offset in part by the recognition of current lease liabilities of $6.1 million at June 30, 2019 as part of the adoption on January 1, 2019 of ASU No. 2016-02, Leases.  Working capital was also impacted by an increase in accounts payable at June 30, 2019 related to the timing of expenditures.

Our most significant uses of funds in the remainder of 2019 are expected to be for: (i) interest payments on our indebtedness of approximately $65.0 million and principal payments on debt of $9.2 million; and (ii) capital expenditures of between $90.0 million and $100.0 million.  Based on available cash, we may utilize a portion of the dividend savings to reduce our long term debt or repurchase additional amounts of our Senior Notes in the open market or in private transactions if such purchases can be made on economically favorable terms.  In the future our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2019, we had approximately $5.7 million of these bonds outstanding.

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

In 2019, we expect to make contributions totaling approximately $27.5 million to our Pension Plans and $9.5 million to our other post-retirement benefit plans. As of June 30, 2019, we have contributed $12.1 million and $3.7 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.3 million and $0.6 million for the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018.  We anticipate that network access revenue will continue to decline as a result of the Order through 2019 by as much as $1.1 million.

As discussed in the “Regulatory Matters” section above, the LSS matter settled in our favor during the first quarter of 2018.  Our ongoing ICC Eligible Recovery support for 2019 is approximately $3.4 million and is expected to decline by 5% per year through 2021.  During the quarter and six months ended June 30, 2019, we recognized subsidies revenue of $0.9 million and $1.8 million, respectively, related to our ongoing ICC Eligible Recovery support.

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

As of June 30, 2019, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of June 30, 2019, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $6.8 million.

As of June 30, 2019, the fair value of our interest rate swap agreements amounted to a net liability of $29.4 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $24.0 million as of June 30, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2019.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 2, 2019	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 2, 2019	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)