Form 10-Q
period 2019-09-30
Consolidated Communications Holdings, Inc.
filed 2019-11-01
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes No X

On October 28, 2019, the registrant had 72,074,401 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues	$333,326	$348,064	$1,005,507	$1,054,324

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	146,636	152,942	438,735	457,216
Selling, general and administrative expenses	70,100	85,255	222,615	252,935
Depreciation and amortization	93,048	109,119	289,595	328,759
Income from operations	23,542	748	54,562	15,414

Other income (expense):
Interest expense, net of interest income	(34,250)	(33,524)	(103,270)	(99,079)
Gain on extinguishment of debt	1,121	—	1,370	—
Investment income	11,254	8,675	30,605	28,999
Other, net	(74)	293	(3,095)	843
Income (loss) before income taxes	1,593	(23,808)	(19,828)	(53,823)

Income tax expense (benefit)	1,204	(8,993)	(5,719)	(17,250)

Net income (loss)	389	(14,815)	(14,109)	(36,573)
Less: net income attributable to noncontrolling interest	132	99	286	282
Net income (loss) attributable to common shareholders	$257	$(14,914)	$(14,395)	$(36,855)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$—	$(0.21)	$(0.21)	$(0.53)

Dividends declared per common share	$—	$0.39	$0.39	$1.16

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss)	$389	$(14,815)	$(14,109)	$(36,573)
Pension and post-retirement obligations:
Change in net actuarial loss and prior service credit, net of tax	—	8,173	—	8,173
Amortization of actuarial losses and prior service credit to earnings, net of tax	194	1,096	2,246	2,972
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(2,110)	4,975	(20,945)	13,596
Cumulative adjustment upon adoption of ASU 2017-12	—	—	(576)	—
Reclassification of realized (gain) loss to earnings, net of tax	130	855	(517)	2,186
Comprehensive income (loss)	(1,397)	284	(33,901)	(9,646)
Less: comprehensive income attributable to noncontrolling interest	132	99	286	282
Total comprehensive income (loss) attributable to common shareholders	$(1,529)	$185	$(34,187)	$(9,928)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,178	$9,599
Accounts receivable, net of allowance for doubtful accounts	125,908	133,136
Income tax receivable	11,293	11,072
Prepaid expenses and other current assets	42,070	44,336
Total current assets	185,449	198,143

Property, plant and equipment, net	1,861,033	1,927,126
Investments	112,377	110,853
Goodwill	1,035,274	1,035,274
Customer relationships, net	180,378	228,959
Other intangible assets	10,650	11,483
Other assets	58,140	23,423
Total assets	$3,443,301	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,241	$32,502
Advance billings and customer deposits	48,122	47,724
Dividends payable	—	27,579
Accrued compensation	58,397	64,459
Accrued interest	16,783	9,232
Accrued expense	74,969	71,650
Current portion of long-term debt and finance lease obligations	27,869	30,468
Total current liabilities	258,381	283,614

Long-term debt and finance lease obligations	2,285,177	2,303,585
Deferred income taxes	175,021	188,129
Pension and other post-retirement obligations	286,646	314,134
Other long-term liabilities	78,372	30,145
Total liabilities	3,083,597	3,119,607

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 72,076,069 and 71,187,301 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	721	712
Additional paid-in capital	491,012	513,070
Accumulated deficit	(65,229)	(50,834)
Accumulated other comprehensive loss, net	(73,004)	(53,212)
Noncontrolling interest	6,204	5,918
Total shareholders’ equity	359,704	415,654
Total liabilities and shareholders’ equity	$3,443,301	$3,535,261

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2017	70,777	$708	$615,662	$—	$(48,083)	$5,655	$573,942
Cash dividends on common stock	—	—	(25,243)	(2,359)	—	—	(27,602)
Shares issued under employee plan, net of forfeitures	475	5	(5)	—	—	—	—
Non-cash, share-based compensation	—	—	678	—	—	—	678
Other comprehensive income (loss)	—	—	—	—	5,924	—	5,924
Cumulative adjustment: adoption of ASC 606	—	—	—	2,359	—	—	2,359
Net income (loss)	—	—	—	(11,298)	—	100	(11,198)
Balance at March 31, 2018	71,252	$713	$591,092	$(11,298)	$(42,159)	$5,755	$544,103
Cash dividends on common stock	—	—	(26,669)	(933)	—	—	(27,602)
Non-cash, share-based compensation	—	—	1,538	—	—	—	1,538
Other comprehensive income (loss)	—	—	—	—	5,904	—	5,904
Cumulative adjustment: adoption of ASC 606	—	—	—	933	—	—	933
Net income (loss)	—	—	—	(10,643)	—	83	(10,560)
Balance at June 30, 2018	71,252	$713	$565,961	$(21,941)	$(36,255)	$5,838	$514,316
Cash dividends on common stock	—	—	(27,602)	—	—	—	(27,602)
Non-cash, share-based compensation	—	—	1,538	—	—	—	1,538
Other comprehensive income (loss)	—	—	—	—	15,099	—	15,099
Net income (loss)	—	—	—	(14,914)	—	99	(14,815)
Balance at September 30, 2018	71,252	$713	$539,897	$(36,855)	$(21,156)	$5,937	$488,536

Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,356)	(576)	—	—	(27,932)
Shares issued under employee plan, net of forfeitures	923	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	1,498	—	—	—	1,498
Other comprehensive income (loss)	—	—	—	—	(6,446)	—	(6,446)
Cumulative adjustment: adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(7,265)	—	79	(7,186)
Balance at March 31, 2019	72,110	$721	$487,203	$(58,099)	$(59,658)	$5,997	$376,164
Cash dividends on common stock	—	—	67	—	—	—	67
Shares issued under employee plan, net of forfeitures	(34)	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	1,814	—	—	—	1,814
Other comprehensive income (loss)	—	—	—	—	(11,560)	—	(11,560)
Net income (loss)	—	—	—	(7,387)	—	75	(7,312)
Balance at June 30, 2019	72,076	$721	$489,084	$(65,486)	$(71,218)	$6,072	$359,173
Non-cash, share-based compensation	—	—	1,928	—	—	—	1,928
Other comprehensive income (loss)	—	—	—	—	(1,786)	—	(1,786)
Net income (loss)	—	—	—	257	—	132	389
Balance at September 30, 2019	72,076	$721	$491,012	$(65,229)	$(73,004)	$6,204	$359,704

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018

Net cash provided by operating activities	$248,637	$264,036

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(184,343)	(186,765)
Proceeds from sale of assets	14,343	1,640
Proceeds from business dispositions	—	20,999
Distributions from investments	329	233
Other	(450)	—
Net cash used in investing activities	(170,121)	(163,893)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	152,000	136,587
Payment of finance lease obligations	(9,743)	(9,590)
Payment on long-term debt	(142,763)	(156,350)
Repurchase of senior notes	(25,986)	—
Dividends on common stock	(55,445)	(82,621)
Net cash used in financing activities	(81,937)	(111,974)
Change in cash and cash equivalents	(3,421)	(11,831)
Cash and cash equivalents at beginning of period	9,599	15,657
Cash and cash equivalents at end of period	$6,178	$3,826

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

Leveraging our advanced fiber network spanning more than 37,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of September 30, 2019, we had approximately 854,000 voice connections, 784,000 data connections and 86,000 video connections.

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

Divestitures

On July 31, 2018, we completed the sale of all of the issued and outstanding stock of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”) for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments. Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers. The sale of Peoples has not been reported as discontinued operations in the condensed consolidated statements of operations as the annual revenue of these operations is less than 1% of the consolidated operating revenues.  During the quarter and nine months ended September 30, 2018, we recognized a loss of $0.2 million on the sale, net of selling costs, which is included in selling, general and administrative expense in the condensed consolidated statements of operations.  We recognized a taxable gain on the transaction resulting in current income tax expense of $0.8 during the quarter and nine months ended September 30, 2018 to reflect the tax impact of the divestiture.

Goodwill

Goodwill is evaluated for impairment annually as of November 30 of each year or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At September 30, 2019 and December 31, 2018, the carrying value of goodwill was $1,035.3 million.

Subsequent to September 30, 2019, the price of our common stock sustained historically low trading prices.  The decline in the market valuation of our common stock could impact the assumptions used in our annual evaluation of our indefinite-lived assets, including goodwill and trade names.  We will continue to monitor revenue and expense trends impacting our expected cash flows, interest rates and other key inputs used to estimate the fair value of these assets, which will be incorporated into our annual impairment assessment in November 2019.  The goodwill impairment test will be performed by comparing the fair value of the single reporting unit with its carrying value.  An impairment of goodwill would be recognized if it is determined that the carrying value of the reporting unit exceeds its fair value.  The fair value of the reporting unit could be adversely affected by the decline or further declines in the Company’s stock price or a significant deterioration of the operating results of the Company, which could result in a potential goodwill impairment charge during the fourth quarter of 2019 upon completion of our annual assessment.

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

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We plan to adopt the new guidance on January 1, 2020 using the modified retrospective method. While we are continuing to assess the impact of the new guidance, we currently do not anticipate that the adoption will result in a material impact to our condensed consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and nine months ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$88,756	$87,633	$265,420	$261,261
Voice services	46,606	50,091	141,812	153,574
Other	11,828	13,906	40,394	40,006
	147,190	151,630	447,626	454,841
Consumer:
Broadband (VoIP and Data)	65,456	63,865	192,609	189,521
Video services	20,463	21,790	61,540	66,689
Voice services	45,487	50,757	136,601	154,435
	131,406	136,412	390,750	410,645
Subsidies	18,025	19,189	54,318	65,423
Network access	34,211	38,147	105,000	115,200
Other products and services	2,494	2,686	7,813	8,215
Total operating revenues	$333,326	$348,064	$1,005,507	$1,054,324

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

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Quarter Ended
	September 30,
(In thousands)	2019	2018
Accounts receivable, net	$125,908	$143,077
Contract assets	17,578	9,912
Contract liabilities	52,709	54,584

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the quarters ended September 30, 2019 and 2018, the Company recognized expense of $1.7 million and $0.8 million, respectively, related to deferred contract acquisition costs. During the nine months ended September 30, 2019 and 2018, the Company recognized expense of $4.4 million and $1.8 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended September 30, 2019 and 2018, the Company deferred and recognized revenues of $98.8 million and $92.2 million, respectively.  For the nine months ended September 30, 2019 and 2018, the Company deferred and recognized revenues of $285.4 million and $263.3 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASU No. 2014-09 (also known as ASC 606), Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2019.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$389	$(14,815)	$(14,109)	$(36,573)
Less: net income attributable to noncontrolling interest	132	99	286	282
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	257	(14,914)	(14,395)	(36,855)
Less: earnings allocated to participating securities	5	221	462	663
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$252	$(15,135)	$(14,857)	$(37,518)

Weighted-average number of common shares outstanding	70,813	70,598	70,813	70,598

Net income (loss) per common share attributable to common shareholders - basic and diluted	$—	$(0.21)	$(0.21)	$(0.53)

Diluted EPS attributable to common shareholders for the quarters ended September 30, 2019 and 2018 excludes 1.3 million and 0.7 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.  For the nine months ended September 30, 2019 and 2018, diluted EPS attributable to common shareholders excludes 1.1 million and 0.5 million potential common shares, respectively.

4.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Cash surrender value of life insurance policies	$2,474	$2,371
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,910	9,051
Other	298	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,511	17,800
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,689	7,786
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	29,095	29,147
Totals	$112,377	$110,853

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters ended September 30, 2019 or 2018.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended September 30, 2019 and 2018, we received cash distributions from these partnerships totaling $6.1 million and $3.1 million, respectively.  For the nine months ended September 30, 2019 and 2018, we received cash distributions from these partnerships totaling $14.4 million and $12.2 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the nine months ended September 30, 2018.  For the quarters ended September 30, 2019 and 2018, we received cash distributions from these partnerships totaling $4.8 million and $5.0 million, respectively.  For the nine months ended September 30, 2019 and 2018, we received cash distributions from these partnerships totaling $14.4 million and $16.6 million, respectively.

The combined unaudited results of operations of our three equity investments in the cellular limited partnerships are summarized below:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Total revenues	$256,822	$255,161
Income from operations	75,258	75,191
Net income before taxes	74,517	74,280
Net income	74,517	74,280

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

Our interest rate swap agreements measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows:

		As of September 30, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,352)	$—	$(3,352)	$—
Long-term interest rate swap liabilities	(28,470)	—	(28,470)	—
Total	$(31,822)	$—	$(31,822)	$—

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$2,465	$—	$2,465	$—
Long-term interest rate swap assets	1,524	—	1,524	—
Long-term interest rate swap liabilities	(6,647)	—	(6,647)	—
Total	$(2,658)	$—	$(2,658)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019		As of December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,298,319	$2,176,254	$2,315,077	$2,155,127

Cost & Equity Method Investments

Our investments as of September 30, 2019 and December 31, 2018 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Senior secured credit facility:
Term loans, net of discounts of $5,955 and $6,994 at September 30, 2019 and December 31, 2018, respectively	$1,783,345	$1,796,068
Revolving loan	45,000	22,000
6.50% Senior notes due 2022, net of discount of $2,312 and $2,991 at September 30, 2019 and December 31, 2018, respectively	469,974	497,009
	2,298,319	2,315,077
Less: current portion of long-term debt	(18,350)	(18,350)
Less: deferred debt issuance costs	(9,068)	(11,386)
Total long-term debt	$2,270,901	$2,285,341

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of September 30, 2019, the borrowing margin for the three month period ending December 31, 2019 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2019, borrowings of $45.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $29.0 million and alternate base rate borrowings of $16.0 million. At December 31, 2018, there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $16.0 million were outstanding under our revolving credit facility as of September 30, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2019, $49.0 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.10% and 5.54% as of September 30, 2019 and December 31, 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of September 30, 2019, our total net leverage ratio under the Credit Agreement was 4.45:1.00 and our interest coverage ratio was 3.69:1.00.  As of September 30, 2019, we were in compliance with the Credit Agreement covenants.

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

During the quarter and nine months ended September 30, 2019, we repurchased $23.1 million and $27.7 million, respectively, of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $21.7 million and $26.0 million and recognized a gain on extinguishment of debt of $1.1 million and $1.4 million during the quarter and nine months ended September 30, 2019, respectively.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of September 30, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

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

The following interest rate swaps were outstanding as of September 30, 2019:

	Notional
(In thousands)	Amount	2019 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(3,352)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(21,302)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(7,168)
Total Fair Values			$(31,822)

Our interest rate swap agreements mature on various dates between July 2020 and July 2023.  The forward-starting interest rate swap agreement has a term of one year and becomes effective in July 2020.

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

As of September 30, 2019 and December 31, 2018, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $(26.7) million and $3.2 million, respectively. From the balance in AOCI as of September 30, 2019, we expect to recognize a loss of approximately $6.5 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2019	2019
Unrealized loss recognized in AOCI, pretax	$(2,856)	$(28,349)
Deferred gain (loss) reclassified from AOCI to interest expense	$(176)	$700

8. LEASES

We have entered into various leases for certain facilities, land, underground conduit, colocations, and equipment used in our operations.  For leases with a term greater than 12 months, we recognize a right-to-use asset and a lease liability based on the present value of lease payments over the lease term.  The leases have remaining lease terms of one year to 90 years and may include one or more options to renew, which can extend the lease term from one to five years or more. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2019.  Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at September 30, 2019:

(In thousands)	Balance Sheet Classification	September 30, 2019
Operating leases
Operating lease right-of-use assets	Other assets	$27,586
Current lease liabilities	Accrued expense	$(6,454)
Noncurrent lease liabilities	Other long-term liabilities	$(21,276)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $44,582	Property, plant and equipment, net	$21,826
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(9,519)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(14,276)

Weighted-average remaining lease term
Operating leases		7.4 years
Finance leases		4.3 years
Weighted-average discount rate
Operating leases		7.20%
Finance leases		7.30%

The components of lease expense for the quarter and nine months ended September 30, 2019 consisted of the following:

	Quarter Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$2,533	$9,563
Interest on lease liabilities	541	1,601
Operating lease cost	1,236	5,661
Variable lease cost	518	1,894
Total lease cost	$4,828	$18,719

The following table presents supplemental cash flow information related to leases for the nine-month period ended September 30, 2019:

Nine Months Ended
(In thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,550
Operating cash flows for finance leases	1,601
Financing cash flows for finance leases	9,743
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,786
Finance leases	3,176

At September 30, 2019, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2019	$2,135	$3,153
2020	7,887	9,626
2021	5,726	4,878
2022	4,992	2,917
2023	3,329	1,489
Thereafter	12,329	6,405
Total lease payments	36,398	28,468
Less: Interest	(8,668)	(4,673)
	$27,730	$23,795

Lessor

We have various arrangements for use of our network assets including tower space, certain colocation and dark fiber arrangements for which we are the lessor.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into dark fiber arrangements where the term may be for a major part of the asset’s remaining economic life, which meet the criteria for sales-type lease classification.  During the nine months ended September 30, 2019, we entered into a dark fiber indefeasible right of use arrangement for exclusive access to and unrestricted use of specific dark fibers.  The arrangement was classified as a sales-type lease as the term of the arrangement is for a major part of the assets’ remaining economic life.  During the nine months ended September 30, 2019, we recognized revenue of $0.6 million and a gain of $0.4 million related to this arrangement.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Restricted stock	$1,094	$979	$3,077	$2,393
Performance shares	834	559	2,163	1,361
Total	$1,928	$1,538	$5,240	$3,754

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2019, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $12.6 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2019:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2018	338,771	$14.31	35,626	$21.97
Shares granted	551,214	$9.87	371,672	$9.86
Shares forfeited, cancelled or retired	(25,363)	$10.76	(8,755)	$12.95
Non-vested shares outstanding - September 30, 2019	864,622	$11.58	398,543	$13.29

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2019:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2018	$(55,514)	$2,302	$(53,212)
Other comprehensive loss before reclassifications	—	(20,945)	(20,945)
Cumulative adjustment upon adoption of ASU 2017-12	—	(576)	(576)
Amounts reclassified from accumulated other comprehensive loss	2,246	(517)	1,729
Net current period other comprehensive income (loss)	2,246	(22,038)	(19,792)
Balance at September 30, 2019	$(53,268)	$(19,736)	$(73,004)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2019	2018	2019	2018	Statement of Income
Amortization of pension and post-retirement items:
Prior service (cost) credit	$(799)	$132	$(2,396)	$530	(a)
Actuarial gain (loss)	549	(1,623)	(642)	(4,526)	(a)
Settlement loss	—	—	—	(46)	(a)
	(250)	(1,491)	(3,038)	(4,042)	Total before tax
	56	395	792	1,070	Tax benefit
	$(194)	$(1,096)	$(2,246)	$(2,972)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(176)	$(1,159)	$700	$(2,961)	Interest expense
	46	304	(183)	775	Tax (expense) benefit
	$(130)	$(855)	$517	$(2,186)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 10 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Service cost	$14	$1,412	$37	$4,482
Interest cost	7,520	7,223	22,842	21,509
Expected return on plan assets	(8,604)	(9,639)	(25,947)	(28,943)
Net amortization loss	761	1,637	2,167	4,582
Net prior service cost (credit) amortization	31	(51)	92	(173)
Settlement loss	—	—	—	46
Net periodic pension (benefit) cost	$(278)	$582	$(809)	$1,503

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Other Non-qualified Deferred Compensation Agreements

We are also liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement, which range from five years up to the life of the participant or to the beneficiary upon the death of the participant, and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.3 million and $0.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively. No payments were made during the quarters ended September 30, 2019 and 2018. The net present value of the remaining obligations was approximately $1.4 million and $1.6 million as of September 30, 2019 and December 31, 2018, respectively, and is included in pension and other post-retirement benefit obligations in the accompanying condensed consolidated balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees. We did not recognize any life insurance proceeds during the quarters and nine-month periods ended September 30, 2019 and 2018.  The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies totaled $2.5 and $2.4 million as of September 30, 2019 and December 31, 2018, respectively.  These amounts are included in investments in the accompanying condensed consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Service cost	$484	$31	$717	$285
Interest cost	884	996	3,173	3,053
Expected return on plan assets	(47)	(36)	(134)	(107)
Net amortization gain	(1,310)	(14)	(1,525)	(56)
Net prior service cost (credit) amortization	768	(81)	2,304	(357)
Net periodic post-retirement benefit cost	$779	$896	$4,535	$2,818

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $27.5 million to our Pension Plans and $9.5 million to our Post-retirement Plans in 2019.  As of September 30, 2019, we have contributed $21.7 million and $6.3 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

11. INCOME TAXES

Our unrecognized tax benefits as of each of September 30, 2019 and December 31, 2018 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of September 30, 2019 and December 31, 2018.  We do not expect any material change in our unrecognized tax benefits during the remainder of 2019.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2019, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2016 through 2018. The periods subject to examination for our state returns are years 2015 through 2018.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s net operating loss carryovers from those prior years are utilized in the future. We are currently under audit by state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 75.6% and 37.8% for the quarters ended September 30, 2019 and 2018, respectively and 28.8% and 32.1% for the nine-month periods ended September 30, 2019 and 2018, respectively. During the quarter ended September 30, 2019, we settled a state examination and recorded an increase of $0.6 million in state expense. During the quarter ended September 30, 2018, adjustments were made to the provisional estimates that were disclosed as of December 31, 2017 under Staff Accounting Bulletin No. 118 for the Tax Cuts and Jobs Act of 2017 that resulted in a $4.4 million decrease to our tax provision. The Company recorded additional purchase accounting tax adjustments outside the measurement period related to the acquisition of FairPoint Communications, Inc., which we acquired in July 2017 (“FairPoint”), that resulted in a $1.1 million increase to our tax provision. On July 31, 2018, we completed the sale of all the issued and outstanding stock of Peoples in a taxable transaction. We recorded an increase in income tax expense of $0.8 million to reflect the difference in the reported investment and the underlying tax basis.  In addition, for the quarter and nine-month periods ended September 30, 2019 and 2018, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. Exclusive of these adjustments, our effective tax rate for the quarters and nine-month periods ended September 30, 2019 and 2018 would have been approximately 35.4% and 26.8% and approximately 32.1% and 27.2%, respectively.

12.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Local Switching Support

In 2015, our subsidiary, FairPoint, filed a petition (the “Petition”) with the Federal Communications Commission (“FCC”) asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen Local Switching Support (“LSS”) from FairPoint’s intercarrier compensation (“ICC”) Eligible Recovery for FairPoint’s rate of return Incumbent Local Exchange Carriers (“ILECs”) that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s Connect America Fund (“CAF”) funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen Universal Service Fund (“USF”) support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.  This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 was approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the nine months ended September 30, 2018, we recognized subsidies revenue of $5.4 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million.  We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at reduced tax liabilities for the tax years 2008 through 2013.  The settlement offers were subject to negotiation with the Commonwealth of Pennsylvania, with final approvals required from the Pennsylvania Office of Attorney General and DOR.  The approvals have been obtained and the necessary settlement documents drafted for our review.  The Commonwealth Court of Pennsylvania has imposed a deadline in December 2019 for the parties to finalize their agreement and file stipulations for judgment.  While we continue to believe a settlement of all disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the tax years 2014 through 2018, we have reserved $3.8 million and $1.8 million, including interest, for our CCES and CCPA subsidiaries, respectively.  We expect a settlement with the DOR to be filed in November 2019 finalizing the filings for the tax years 2008 through 2013.  We expect the filings for the tax years 2014 through 2018 to be settled at a later date similar to the initial settlement.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, condensed consolidating statements of operations for the quarters and nine-month periods ended September 30, 2019 and 2018 and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2019 and 2018 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	September 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$6,167	$10	$1	$—	$6,178
Accounts receivable, net	—	—	117,070	8,936	(98)	125,908
Income taxes receivable	5,737	17,647	—	—	(12,091)	11,293
Prepaid expenses and other current assets	—	—	41,939	131	—	42,070
Total current assets	5,737	23,814	159,019	9,068	(12,189)	185,449

Property, plant and equipment, net	—	—	1,794,830	66,203	—	1,861,033

Intangibles and other assets:
Investments	—	8,863	103,514	—	—	112,377
Investments in subsidiaries	3,558,290	3,516,368	16,724	—	(7,091,382)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	180,378	—	—	180,378
Other intangible assets	—	—	1,563	9,087	—	10,650
Advances due to/from affiliates, net	—	2,339,203	849,545	104,831	(3,293,579)	—
Deferred income taxes	80,325	7,150	—	—	(87,475)	—
Other assets	3,011	—	54,562	567	—	58,140
Total assets	$3,647,363	$5,895,398	$4,129,228	$255,937	$(10,484,625)	$3,443,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$32,241	$—	$—	$32,241
Advance billings and customer deposits	—	—	46,803	1,319	—	48,122
Accrued compensation	—	—	57,552	845	—	58,397
Accrued interest	—	15,643	1,140	—	—	16,783
Accrued expense	284	3,450	70,580	753	(98)	74,969
Current portion of long term debt and finance lease obligations	—	18,350	9,351	168	—	27,869
Income tax payable	—	—	8,674	3,417	(12,091)	—
Total current liabilities	284	37,443	226,341	6,502	(12,189)	258,381

Long-term debt and finance lease obligations	—	2,270,901	14,149	127	—	2,285,177
Advances due to/from affiliates, net	3,293,579	—	—	—	(3,293,579)	—
Deferred income taxes	—	—	240,548	21,948	(87,475)	175,021
Pension and postretirement benefit obligations	—	—	273,755	12,891	—	286,646
Other long-term liabilities	—	28,765	48,751	856	—	78,372
Total liabilities	3,293,863	2,337,109	803,544	42,324	(3,393,243)	3,083,597
Shareholders’ equity:
Common Stock	721	—	17,411	30,000	(47,411)	721
Other shareholders’ equity	352,779	3,558,289	3,302,069	183,613	(7,043,971)	352,779
Total Consolidated Communications Holdings, Inc. shareholders’ equity	353,500	3,558,289	3,319,480	213,613	(7,091,382)	353,500
Noncontrolling interest	—	—	6,204	—	—	6,204
Total shareholders’ equity	353,500	3,558,289	3,325,684	213,613	(7,091,382)	359,704
Total liabilities and shareholders’ equity	$3,647,363	$5,895,398	$4,129,228	$255,937	$(10,484,625)	$3,443,301

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,616	$—	$1	$(18)	$9,599
Accounts receivable, net	—	—	122,743	10,430	(37)	133,136
Income taxes receivable	10,272	—	790	10	—	11,072
Prepaid expenses and other current assets	—	2,465	41,547	324	—	44,336
Total current assets	10,272	12,081	165,080	10,765	(55)	198,143

Property, plant and equipment, net	—	—	1,861,009	66,117	—	1,927,126

Intangibles and other assets:
Investments	—	8,673	102,180	—	—	110,853
Investments in subsidiaries	3,587,612	3,505,477	15,949	—	(7,109,038)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	228,959	—	—	228,959
Other intangible assets	—	—	2,396	9,087	—	11,483
Advances due to/from affiliates, net	—	2,379,079	760,310	97,898	(3,237,287)	—
Deferred income taxes	76,758	—	—	—	(76,758)	—
Other assets	—	1,524	18,237	651	3,011	23,423
Total assets	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$32,502	$—	$—	$32,502
Advance billings and customer deposits	—	—	46,316	1,408	—	47,724
Dividends payable	27,579	—	—	—	—	27,579
Accrued compensation	—	—	63,688	771	—	64,459
Accrued interest	—	8,430	802	—	—	9,232
Accrued expense	40	37	70,365	1,263	(55)	71,650
Current portion of long term debt and finance lease obligations	—	18,350	11,968	150	—	30,468
Total current liabilities	27,619	26,817	225,641	3,592	(55)	283,614

Long-term debt and finance lease obligations	—	2,285,341	17,988	256	—	2,303,585
Advances due to/from affiliates, net	3,237,287	—	—	—	(3,237,287)	—
Deferred income taxes	—	122	239,880	21,874	(73,747)	188,129
Pension and postretirement benefit obligations	—	—	295,815	18,319	—	314,134
Other long-term liabilities	—	6,942	22,305	898	—	30,145
Total liabilities	3,264,906	2,319,222	801,629	44,939	(3,311,089)	3,119,607
Shareholders’ equity:
Common Stock	712	—	17,411	30,000	(47,411)	712
Other shareholders’ equity	409,024	3,587,612	3,298,255	175,760	(7,061,627)	409,024
Total Consolidated Communications Holdings, Inc. shareholders’ equity	409,736	3,587,612	3,315,666	205,760	(7,109,038)	409,736
Noncontrolling interest	—	—	5,918	—	—	5,918
Total shareholders’ equity	409,736	3,587,612	3,321,584	205,760	(7,109,038)	415,654
Total liabilities and shareholders’ equity	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended September 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$324,546	$11,899	$(3,119)	$333,326
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	145,888	3,754	(3,006)	146,636
Selling, general and administrative expenses	2,115	—	65,975	2,123	(113)	70,100
Depreciation and amortization	—	—	90,690	2,358	—	93,048
Operating income (loss)	(2,115)	—	21,993	3,664	—	23,542
Other income (expense):
Interest expense, net of interest income	(52)	(34,268)	42	28	—	(34,250)
Intercompany interest income (expense)	—	14,727	(14,705)	(22)	—	—
Gain on extinguishment of debt	—	1,121	—	—	—	1,121
Investment income	—	—	11,254	—	—	11,254
Equity in earnings of subsidiaries, net	1,982	14,801	357	—	(17,140)	—
Other, net	—	8	(53)	(29)	—	(74)
Income (loss) before income taxes	(185)	(3,611)	18,888	3,641	(17,140)	1,593
Income tax expense (benefit)	(442)	(5,593)	6,134	1,105	—	1,204
Net income (loss)	257	1,982	12,754	2,536	(17,140)	389
Less: net income attributable to noncontrolling interest	—	—	132	—	—	132
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$257	$1,982	$12,622	$2,536	$(17,140)	$257

Total comprehensive income (loss) attributable to common shareholders	$(1,529)	$196	$12,741	$2,611	$(15,548)	$(1,529)

	Quarter Ended September 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$337,963	$13,233	$(3,132)	$348,064
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	152,162	3,795	(3,015)	152,942
Selling, general and administrative expenses	1,702	—	80,661	3,009	(117)	85,255
Depreciation and amortization	—	—	106,625	2,494	—	109,119
Operating income (loss)	(1,702)	—	(1,485)	3,935	—	748
Other income (expense):
Interest expense, net of interest income	(28)	(34,199)	684	19	—	(33,524)
Intercompany interest income (expense)	—	14,727	(14,710)	(17)	—	—
Investment income	—	—	8,675	—	—	8,675
Equity in earnings of subsidiaries, net	(13,645)	865	377	—	12,403	—
Other, net	—	—	255	38	—	293
Income (loss) before income taxes	(15,375)	(18,607)	(6,204)	3,975	12,403	(23,808)
Income tax expense (benefit)	(461)	(4,962)	(4,292)	722	—	(8,993)
Net income (loss)	(14,914)	(13,645)	(1,912)	3,253	12,403	(14,815)
Less: net income attributable to noncontrolling interest	—	—	99	—	—	99
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(14,914)	$(13,645)	$(2,011)	$3,253	$12,403	$(14,914)

Total comprehensive income (loss) attributable to common shareholders	$185	$1,454	$7,090	$3,422	$(11,966)	$185

	Nine Months Ended September 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$978,534	$36,350	$(9,377)	$1,005,507
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	436,972	10,801	(9,038)	438,735
Selling, general and administrative expenses	5,782	(193)	210,282	7,083	(339)	222,615
Depreciation and amortization	—	—	282,282	7,313	—	289,595
Operating income (loss)	(5,782)	193	48,998	11,153	—	54,562
Other income (expense):
Interest expense, net of interest income	(107)	(102,984)	(215)	36	—	(103,270)
Intercompany interest income (expense)	—	44,181	(44,120)	(61)	—	—
Gain on extinguishment of debt	—	1,370	—	—	—	1,370
Investment income	—	190	30,415	—	—	30,605
Equity in earnings of subsidiaries, net	(10,109)	29,245	775	—	(19,911)	—
Other, net	1	50	(3,086)	(60)	—	(3,095)
Income (loss) before income taxes	(15,997)	(27,755)	32,767	11,068	(19,911)	(19,828)
Income tax expense (benefit)	(1,602)	(17,646)	10,105	3,424	—	(5,719)
Net income (loss)	(14,395)	(10,109)	22,662	7,644	(19,911)	(14,109)
Less: net income attributable to noncontrolling interest	—	—	286	—	—	286
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(14,395)	$(10,109)	$22,376	$7,644	$(19,911)	$(14,395)

Total comprehensive income (loss) attributable to common shareholders	$(34,187)	$(29,901)	$24,411	$7,855	$(2,365)	$(34,187)

	Nine Months Ended September 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$1,021,141	$42,610	$(9,427)	$1,054,324
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	454,261	12,050	(9,095)	457,216
Selling, general and administrative expenses	4,570	—	239,236	9,461	(332)	252,935
Depreciation and amortization	—	—	321,246	7,513	—	328,759
Operating income (loss)	(4,570)	—	6,398	13,586	—	15,414
Other income (expense):
Interest expense, net of interest income	(81)	(100,507)	1,397	112	—	(99,079)
Intercompany interest income (expense)	—	44,181	(44,128)	(53)	—	—
Investment income	—	178	28,821	—	—	28,999
Equity in earnings of subsidiaries, net	(33,396)	8,188	5,147	—	20,061	—
Other, net	—	—	765	78	—	843
Income (loss) before income taxes	(38,047)	(47,960)	(1,600)	13,723	20,061	(53,823)
Income tax expense (benefit)	(1,192)	(14,564)	(4,769)	3,275	—	(17,250)
Net income (loss)	(36,855)	(33,396)	3,169	10,448	20,061	(36,573)
Less: net income attributable to noncontrolling interest	—	—	282	—	—	282
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(36,855)	$(33,396)	$2,887	$10,448	$20,061	$(36,855)

Total comprehensive income (loss) attributable to common shareholders	$(9,928)	$(6,469)	$13,523	$10,957	$(18,011)	$(9,928)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(847)	$(47,687)	$283,255	$13,916	$248,637

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(177,459)	(6,884)	(184,343)
Proceeds from sale of assets	—	—	14,332	11	14,343
Distributions from investments	—	—	329	—	329
Other	—	—	(450)	—	(450)
Net cash used in investing activities	—	—	(163,248)	(6,873)	(170,121)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	152,000	—	—	152,000
Payment of finance lease obligation	—	—	(9,632)	(111)	(9,743)
Payment on long-term debt	—	(142,763)	—	—	(142,763)
Repurchase of senior notes	—	(25,986)	—	—	(25,986)
Dividends on common stock	(55,445)	—	—	—	(55,445)
Transactions with affiliates, net	56,292	60,987	(110,347)	(6,932)	—
Net cash provided by (used in) financing activities	847	44,238	(119,979)	(7,043)	(81,937)
Increase (decrease) in cash and cash equivalents	—	(3,449)	28	—	(3,421)
Cash and cash equivalents at beginning of period	—	9,616	(18)	1	9,599
Cash and cash equivalents at end of period	$—	$6,167	$10	$1	$6,178

	Nine Months Ended September 30, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$8,584	$(41,559)	$285,975	$11,036	$264,036

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(178,774)	(7,991)	(186,765)
Proceeds from sale of assets	—	—	1,636	4	1,640
Proceeds from business dispositions	20,999	—	—	—	20,999
Distributions from investments	—	—	233	—	233
Net cash used in investing activities	20,999	—	(176,905)	(7,987)	(163,893)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	136,587	—	—	136,587
Payment of finance lease obligation	—	—	(9,434)	(156)	(9,590)
Payment on long-term debt	—	(156,350)	—	—	(156,350)
Dividends on common stock	(82,621)	—	—	—	(82,621)
Transactions with affiliates, net	53,038	54,463	(104,609)	(2,892)	—
Net cash provided by (used in) financing activities	(29,583)	34,700	(114,043)	(3,048)	(111,974)
Increase (decrease) in cash and cash equivalents	—	(6,859)	(4,973)	1	(11,831)
Cash and cash equivalents at beginning of period	—	8,919	6,738	—	15,657
Cash and cash equivalents at end of period	$—	$2,060	$1,765	$1	$3,826

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2018 Annual Report on Form 10-K filed with the SEC.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2019 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.   As of September 30, 2019, approximately 42% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 mbps or less.  As part of our integration initiatives in 2018, we upgraded broadband speeds to more than 500,000 homes and small businesses across our northern New England service area.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers’ demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 10% as of September 30, 2019 compared to the same period in 2018.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in select markets CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of September 30, 2019 compared to the same period in 2018.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Recent Developments

Divestitures

On July 31, 2018, we completed the sale of all of the issued and outstanding stock of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company (collectively, “Peoples”) for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments.  Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers.  The sale of Peoples has not been reported as discontinued operations in the condensed consolidated statements of operations as the annual revenue of these operations is less than 1% of the consolidated operating revenues.  During the quarter and nine months ended September 30, 2018, we recognized a loss of $0.2 million on the sale, net of selling costs, which is included in selling, general and administrative expense in the condensed consolidated statements of operations.  We recognized a taxable gain on the transaction resulting in current income tax expense of $0.8 during the quarter and nine months ended September 30, 2018 to reflect the tax impact of the divestiture.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2019 and 2018.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$88.7	$87.7	$1.0	1%	$265.4	$261.3	$4.1	2%
Voice services	46.6	50.1	(3.5)	(7)	141.8	153.6	(11.8)	(8)
Other	11.8	13.9	(2.1)	(15)	40.4	40.0	0.4	1
	147.1	151.7	(4.6)	(3)	447.6	454.9	(7.3)	(2)
Consumer:
Broadband (Data and VoIP)	65.5	63.9	1.6	3	192.7	189.5	3.2	2
Video services	20.5	21.8	(1.3)	(6)	61.5	66.7	(5.2)	(8)
Voice services	45.5	50.7	(5.2)	(10)	136.6	154.4	(17.8)	(12)
	131.5	136.4	(4.9)	(4)	390.8	410.6	(19.8)	(5)
Subsidies	18.1	19.2	(1.1)	(6)	54.3	65.4	(11.1)	(17)
Network access	34.2	38.1	(3.9)	(10)	105.0	115.2	(10.2)	(9)
Other products and services	2.5	2.7	(0.2)	(7)	7.8	8.2	(0.4)	(5)
Total operating revenues	333.4	348.1	(14.7)	(4)	1,005.5	1,054.3	(48.8)	(5)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	146.6	152.9	(6.3)	(4)	438.7	457.2	(18.5)	(4)
Selling, general and administrative costs	70.1	85.4	(15.3)	(18)	222.6	253.0	(30.4)	(12)
Depreciation and amortization	93.1	109.1	(16.0)	(15)	289.6	328.7	(39.1)	(12)
Total operating expenses	309.8	347.4	(37.6)	(11)	950.9	1,038.9	(88.0)	(8)
Income from operations	23.6	0.7	22.9	3,271	54.6	15.4	39.2	255
Interest expense, net	(34.3)	(33.5)	0.8	2	(103.3)	(99.0)	4.3	4
Gain on extinguishment of debt	1.1	—	1.1	100	1.4	—	1.4	100
Other income	11.2	9.0	2.2	24	27.5	29.9	(2.4)	(8)
Income tax expense (benefit)	1.2	(9.0)	10.2	113	(5.7)	(17.2)	11.5	67
Net income (loss)	0.4	(14.8)	15.2	103	(14.1)	(36.5)	22.4	61
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.3	0.3	—	—
Net income (loss) attributable to common shareholders	$0.3	$(14.9)	$15.2	102	$(14.4)	$(36.8)	$22.4	61

Adjusted EBITDA (1)	$131.0	$133.7	$(2.7)	(2)%	$392.7	$404.9	$(12.2)	(3)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2019	2018	Change	% Change
Consumer customers	602,482	641,845	(39,363)	(6)%

Voice connections	854,430	921,896	(67,466)	(7)
Data connections	784,151	781,912	2,239	0
Video connections	86,446	95,889	(9,443)	(10)
Total connections	1,725,027	1,799,697	(74,670)	(4)%

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

Data and transport services revenues increased $1.0 million and $4.1 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to continued growth in Metro Ethernet and VoIP services.

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

Voice services revenues decreased $3.5 million and $11.8 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to an 8% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues decreased $2.1 million during the quarter ended September 30, 2019, compared to the same period in 2018 primarily related to a decrease in business system sales as well as a non-recurring fee recognized in the third quarter of 2018.  During the nine months ended September 30, 2019, other services revenues increased $0.4 million, compared to the same period in 2018 primarily related to an increase in custom construction and structured cabling projects as well as business system sales.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues increased $1.6 million and $3.2 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 despite a decrease in data and VoIP connections of 5% and 13%, respectively, primarily as a result of price increases implemented during 2019.

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

Video services revenues decreased $1.3 million and $5.2 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to a 10% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $5.2 million and $17.8 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to a 9% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $1.1 million and $11.1 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to a settlement for frozen local switching support (“LSS”) of $5.4 million recognized during the nine months ended September 30, 2018, as well as the scheduled reductions in the annual Connect America Fund (“CAF”)

Phase II funding rate in August 2018.  See the “Regulatory Matters” section below for further discussion of the LSS matter as well as the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access revenues, network special access services and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $3.9 million and $10.2 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenue.  Other products and services revenues decreased $0.2 million and $0.4 million during the quarter and nine-months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to a decline in telephone directory advertising revenue.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $6.3 million and $18.5 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount through cost savings initiatives.  Pension costs also decreased as a result of the freezing of certain benefit plans in connection with new collective bargaining agreements ratified in 2018.  Access expense decreased due to a decline in usage and rates.  Video programming costs also decreased as a result of 10% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $15.3 million and $30.4 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to operating synergies achieved in connection with the integration of FairPoint during 2018 which resulted in a reduction in operating costs and decline in integration and severance costs in 2019.  The decline in selling, general and administrative costs was also due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount as well as a decrease in incentive compensation.  In addition, real estate taxes also decreased due to property tax abatements received in 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased $16.0 million and $39.1 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to outside plant and network cable assets and certain intangibles becoming fully depreciated or amortized, which was offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services as well as an increase in amortization expense for customer relationships.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  With the sale of our Virginia ILEC in 2018, this amount was reduced to $48.1 million through 2020.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.  We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for CAF Phase II funding occurred during the third quarter of 2018.  The winners have been announced and the impact to our future funding is expected to be determined in the fourth quarter of 2019.

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

The annual FCC price cap filing was made on June 17, 2019 and became effective on July 1, 2019.  This filing reflects the phase out of CAF ICC support for our price cap companies.  There is no change for our rate of return companies.  The net impact is an increase of $0.5 million in support funding for the July 2019 through June 2020 tariff period.

In April 2019, the FCC Chairman Pai announced plans for the Rural Digital Opportunity Fund (also known as the CAF Phase III), a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The Commission issued a Notice of Proposed Rulemaking (“NPRM”) at their August 2019 Open Commission Meeting.  The NPRM is seeking comments on broadband mapping, CAF Phase II transitioning and the auction process.  We are participating in the comment process.

Local Switching Support

In 2015, our subsidiary, FairPoint, which we acquired in July 2017, filed a petition (the “Petition”) with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen LSS from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return ILECs that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.  This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 was approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the nine months ended September 30, 2018, we recognized subsidies revenue of $5.4 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, increased $0.8 million and $4.3 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to an increase in variable interest rates in the current year.  The increase in interest expense was offset in part by a loss recognized on the change in the fair value of our re-designated interest rate swap agreements during the nine months ended September 30, 2018.

During the quarter and nine months ended September 30, 2019, we repurchased $23.1 million and $27.7 million, respectively, of the aggregate principal amount of our 6.50% Senior Notes due 2022, as described in the “Liquidity and Capital Resources” section below.  In connection with the partial repurchase of the Senior Notes, we recognized a gain on extinguishment of debt of $1.1 million and $1.4 million during the quarter and nine months ended September 30, 2019, respectively.

Other income increased $2.2 million and decreased $2.4 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.  Investment income increased $2.6 million and $1.6 million during the quarter and nine months ended September 30, 2019, respectively, from our wireless partnership interests. However, pension and post-retirement expense increased $3.4 million during the nine months ended September 30, 2019 primarily due to a new post-retirement medical benefit provided to certain eligible represented employees as part of a new collective bargaining agreement ratified in August 2018.

Income Taxes

Income taxes increased $10.2 million and $11.5 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.  Our effective tax rate was 75.6% and 37.8% for the quarters ended September 30, 2019 and 2018, respectively, and 28.8% and 32.1% for the nine months ended September 30, 2019 and 2018, respectively.  During the quarter ended September 30, 2019, we settled a state examination and recorded an increase of $0.6 million in state tax expense. During the quarter ended September 30, 2018, adjustments were made to the provisional estimates that were disclosed as of December 31, 2017 under Staff Accounting Bulletin No. 118 for the Tax Cuts and Jobs Act of 2017 that resulted in a $4.4 million decrease to our tax provision. The Company recorded additional purchase accounting tax adjustments outside the measurement period related to the acquisition of FairPoint that resulted in a $1.1 million increase to our tax provision. On July 31, 2018, we completed the sale of all the issued and outstanding stock of Peoples in a taxable transaction. We recorded an increase in income tax expense of $0.8 million to reflect the difference in the reported investment and underlying tax basis.  In addition, for the quarters and nine months ended September 30, 2019 and 2018, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. Exclusive of these adjustments, our effective tax rate for the quarters and nine months ended September 30, 2019 and 2018 would have been approximately 35.4% and 26.8% and approximately 32.1% and 27.2%, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and nine months ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2019	2018	2019	2018
Net income (loss)	$389	$(14,815)	$(14,109)	$(36,573)
Add (subtract):
Interest expense, net of interest income	34,250	33,524	103,270	99,079
Income tax expense (benefit)	1,204	(8,993)	(5,719)	(17,250)
Depreciation and amortization	93,048	109,119	289,595	328,759
EBITDA	128,891	118,835	373,037	374,015

Adjustments to EBITDA:
Other, net (1)	(9,630)	5,208	(13,075)	(1,655)
Investment distributions (2)	10,905	8,121	28,823	28,815
Gain on extinguishment of debt	(1,121)	—	(1,370)	—
Non-cash, stock-based compensation (3)	1,928	1,538	5,240	3,754
Adjusted EBITDA	$130,973	$133,702	$392,655	$404,929

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs, including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

(3)	Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$248,637	$264,036
Investing activities	(170,121)	(163,893)
Financing activities	(81,937)	(111,974)
Change in cash and cash equivalents	$(3,421)	$(11,831)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $248.6 million during the nine-month period ended September 30, 2019, a decrease of $15.4 million compared to the same period in 2018.  Cash flows provided by operating activities decreased as a result of a slight decline in EBITDA primarily from of a decline in revenue which was mitigated in part by a reduction in operating expenses.  Net cash provided by operating activities for the nine-month period ended September 30, 2018 also included income tax refunds of $9.2 million compared to income tax payments of $0.6 million during the nine-month period in 2019.  In addition, interest payments increased approximately $6.4 million from prior year due to an increase in variable interest rates.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $170.1 million during the nine-month period ended September 30, 2019 and consisted primarily of cash used for capital expenditures and cash proceeds from the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $184.3 million and $186.8 million during the nine-month periods ended September 30, 2019 and 2018, respectively.  Capital expenditures for the remainder of 2019 are expected to be $36.0 million to $41.0 million, of which approximately 65% is planned for success-based capital projects for consumer and commercial initiatives.  Capital expenditures for the remainder of 2019 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash proceeds from the sale of assets and business dispositions decreased $8.3 million during the nine-month period ended September 30, 2019 compared to the same period in 2018.  During the nine-month period ended September 30, 2019, we received cash proceeds of approximately $12.4 million for the sale of utility poles located in the state of Vermont. We received cash proceeds of $21.0 million for the sale of Peoples, our local exchange carrier in Virginia, during the nine-month period ended September 30, 2018.

Cash Flows Used In Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings, repurchases of debt, and the payment of dividends, prior to the elimination of our quarterly dividend payments.

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of September 30, 2019, the borrowing margin for the three month period ending December 31, 2019 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of September 30, 2019, borrowings of $45.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $29.0 million and alternate base rate borrowings of $16.0 million. At December 31, 2018, there were borrowings of $22.0 million outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $16.0 million were outstanding under our revolving credit facility as of September 30, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2019, $49.0 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.10% and 5.54% at September 30, 2019 and December 31, 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of September 30, 2019, our total net leverage ratio under the Credit Agreement was 4.45:1.00, and our interest coverage ratio was 3.69:1.00.  As of September 30, 2019, we were in compliance with the Credit Agreement covenants.

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

During the quarter and nine months ended September 30, 2019, we repurchased $23.1 million and $27.7 million, respectively, of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $21.7 million and $26.0 million and recognized a gain on extinguishment of debt of $1.1 million and $1.4 million during the quarter and nine months ended September 30, 2019, respectively.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of September 30, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2019 and 2027.  As of September 30, 2019, the present value of the minimum remaining lease commitments was approximately $23.8 million, of which $9.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of $28.5 million as of September 30, 2019.

Dividends

We paid $55.4 million and $82.6 million in dividend payments to stockholders during the nine-month periods ended September 30, 2019 and 2018, respectively.  On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging and create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2019	2018
Cash and cash equivalents	$6,178	$9,599
Working capital (deficit)	(72,932)	(85,471)
Current ratio	0.72	0.70

Our net working capital deficit decreased $12.5 million as of September 30, 2019 compared to December 31, 2018 primarily as a result of the elimination during the nine months ended September 30, 2019 of the quarterly dividend of approximately $27.6 million and a decrease in accrued compensation of $6.1 million related to the timing of expenditures.  These reductions in the working capital deficit were offset in part by the recognition of current lease liabilities of $6.5 million at September 30, 2019 as part of the adoption on January 1, 2019 of ASU No. 2016-02, Leases.  Working capital was also impacted by an increase in accrued interest of $7.6 million at September 30, 2019 related to the timing of the semi-annual interest payments for our Senior Notes and a decline in accounts receivable of $7.2 million compared to December 31, 2018.

Our most significant uses of funds in the remainder of 2019 are expected to be for: (i) interest payments on our indebtedness of approximately $39.0 million and principal payments on debt of $4.6 million; and (ii) capital expenditures of between $36.0 million and $41.0 million.  Based on available cash, we may utilize a portion of the dividend savings to reduce our long term debt or repurchase additional amounts of our Senior Notes in the open market or in private transactions if such purchases can be made on economically favorable terms.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2019, we had approximately $5.7 million of these bonds outstanding.

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

In 2019, we expect to make contributions totaling approximately $27.5 million to our Pension Plans and $9.5 million to our other post-retirement benefit plans. As of September 30, 2019, we have contributed $21.7 million and $6.3 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $0.3 million and $0.9 million for the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.  We anticipate that network access revenue will continue to decline as a result of the Order through 2019 by as much as $1.1 million.

As discussed in the “Regulatory Matters” section above, the LSS matter settled in our favor during the first quarter of 2018.  Our ongoing ICC Eligible Recovery support for 2019 is approximately $3.4 million and is expected to decline by 5% per year through 2021.  During the quarter and nine months ended September 30, 2019, we recognized subsidies revenue of $0.9 million and $2.7 million, respectively, related to our ongoing ICC Eligible Recovery support.

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

As of September 30, 2019, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate floor thereby reducing the impact of fluctuations in interest rates.  Based on our variable rate debt outstanding as of September 30, 2019, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $6.1 million.

As of September 30, 2019, the fair value of our interest rate swap agreements amounted to a net liability of $31.8 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $26.7 million as of September 30, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2019.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 1, 2019	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

November 1, 2019	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)